Form 10-K
period 2013-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2014-03-11
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Yes  ☐    No  ☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2013.

As of March 10, 2014, 2,000,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are incorporated by reference into Part I hereof.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA RE Arizona Company; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxiv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxv) the perception of our brand and reputation in the marketplace; (xxvi) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxvii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxviii) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxix) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.

BUSINESS1

GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States. We are part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. Together with our subsidiaries, including AllianceBernstein, we are a leading asset manager, with total assets under management of approximately $548.6 billion at December 31, 2013, of which approximately $450.4 billion were managed by AllianceBernstein. We are an indirect, wholly-owned subsidiary of AXA Financial, which is an indirect, wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies. For additional information regarding AXA, see “Business - Parent Company.”

In first quarter 2014, AXA Financial rolled out a branding initiative intended to help AXA Financial deliver on its strategy. As part of this initiative, the AXA Financial Group companies have enhanced their brand identity in the marketplace by using AXA as the single brand for AXA Financial’s advice, retirement and life insurance lines of business. As a result, we have simplified our brand in the U.S. marketplace to “AXA” from AXA Equitable. AXA Financial believes that this simplification and marketing of the brand will emphasize its strategic transformation in the United States, help it become a more prominent player in the U.S. life insurance marketplace and enable a more seamless global brand with our ultimate parent company, AXA. We further believe that the AXA brand is a more digitally friendly brand name allowing customers an easier way to get to us, find us and do business with us.

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance.    The insurance business conducted principally by AXA Equitable and its subsidiary, AXA Distributors, is reported in the Insurance Segment. We seek to be a recognized leader for providing advice and solutions to our clients. Our strategy is to develop an expansive and diversified product portfolio that serves the needs of existing and new markets, build distribution to effectively deliver these products to a wide array of clients, and effectively manage our in-force business. The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $54 million of total negative revenues, after intersegment eliminations, for the year ended December 31, 2013. For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 19 of Notes to Consolidated Financial Statements.

Investment Management.    The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm. For additional information about AllianceBernstein, see AllianceBernstein’s Annual Report on Form 10-K for the year-ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2014 (the “AllianceBernstein 10-K”), the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

1 As used in this Form 10-K, the terms “AXA Equitable”, “we”, “our” and/or “us” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries. The term “AXA Distributors” refers to AXA Distributors, LLC, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, “AXA Network” refers to AXA Network, LLC, a Delaware limited liability company and its subsidiary, and “AXA Equitable FMG” refers to AXA Equitable Funds Management Group, LLC, a Delaware limited liability company. The term “AllianceBernstein” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries. The term “MONY America” refers to MONY Life Insurance Company of America, an Arizona life insurance corporation and wholly-owned subsidiary of AXA Financial. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s separate accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the separate account investment assets of AXA Equitable excluding the assets held in those separate accounts on which AXA Equitable bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account (which includes the Closed Block described below).

1-1

At December 31, 2013, our economic interest in AllianceBernstein was 32.7%. At December 31, 2013, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 63.7%.

The Investment Management segment accounted for approximately $2.9 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2013. For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 19 of Notes to Consolidated Financial Statements.

Insurance

General

We offer a variety of term, variable and universal life insurance products and variable and fixed-interest annuity products principally to individuals, small and medium-size businesses and professional and trade associations. Variable annuity and variable life insurance products continue to account for a significant portion of our sales. Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options. The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.

The market for annuity and life insurance products of the types we issue continues to be dynamic. Over the past several years, we have significantly modified our product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. While these products have generally been well received in the marketplace, variable annuity products continue to account for the majority of our sales. For additional information on our products, see “Business – Products.” We have also taken and expect to continue to take steps to manage the risks associated with our in-force business. For example, in third quarter 2013, we initiated a new program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator contracts. For additional information, see “Business – Products”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Insurance.”

As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, in 2013, most sales of indexed life insurance to policyholders located outside of New York were issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. It is expected that, in 2014, AXA Financial will continue to issue new life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or what the impact to AXA Equitable will be. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Insurance.”

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

1-2

We recently introduced BrightlifeSM Protect, a type of universal life policy that offers a low cost structure and the flexibility to adjust to a policyholder’s changing needs. BrightlifeSM Protect offers an indexed-linked interest option and offers policyholders several practical features including, among other things, a long term care services rider and flexible premium payments.

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

We offer the Market Stabilizer Option®, an investment option, on our variable universal life product. The Market Stabilizer Option® offers a policyholder growth potential (up to a cap) and downside protection through a buffer. Through the use of the upside caps and a downside buffer, the Market Stabilizer Option® helps a policyholder manage volatility in his/her variable universal life policy, which may reduce or potentially eliminate losses.

Term, Universal Life and Variable Universal Life insurance products accounted for 3.4%, 7.1% and 7.2% of our total premiums and deposits in 2013, respectively.

Annuity Products.    We offer a variety of variable and fixed annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Our primary annuity product offerings include:

Variable Annuities.    Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the policyholder to make deposits into various investment accounts, as determined by the policyholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the policyholder, except where enhanced guarantee features have been elected in certain variable annuities, for which additional fees are charged. Additionally certain variable annuity products permit policyholders to allocate a portion of their account to the General Account and are credited with interest rates that we determine, subject to certain limitations.

Certain of our variable annuity products offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include guaranteed minimum living benefits and/or an enhanced guaranteed minimum death benefit (“GMDB”). Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”) and guaranteed income benefits (“GIB”). We have issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.

In furtherance of our efforts to develop an innovative and diversified variable annuity product offering, we have introduced several new and/or enhanced variable annuities. Certain of these variable annuities, including Structured Capital Strategies® and Investment EdgeSM, are investment only variable annuities and do not offer enhanced guarantee features. Investment EdgeSM, launched in late 2013, is our latest investment only variable annuity offering. Investment EdgeSM is designed for clients who may want a cost-efficient variable annuity offering without the expense and complexity of guaranteed benefits.

Variable annuity products continue to account for a substantial portion of our sales, with 74.9% of our total premium and deposits in 2013 attributable to variable annuities.

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

Fixed annuity products have not been a significant product for us in recent years, accounting for 0.6% of our total premium and deposits in 2013.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits.”

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Separate Account assets for individual variable annuities and variable life insurance policies totaled $104.5 billion at December 31, 2013. Of the 2013 year-end amount, approximately $100.3 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which our subsidiary, AXA Equitable FMG, serves as the investment manager (and, in certain instances provides day-to-day portfolio management services as the investment adviser) and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios, “hybrid” portfolios whose assets are allocated among multiple subadvisers, and sixteen asset allocation portfolios that invest in other portfolios of EQAT and/or VIP Trust and other unaffiliated investment companies or exchange traded funds. VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of multi-advised equity and bond investment portfolios, as well as twenty-five asset allocation portfolios that invest in other portfolios of EQAT and/or VIP Trust and other unaffiliated investment companies or exchange traded funds. Certain of the EQAT and VIP Trust equity portfolios employ a managed volatility strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

As of December 31, 2013, policyholders allocated $43.8 billion to the allocation portfolios of EQAT and VIP Trust and $56.5 billion to the individual portfolios of EQAT and/or VIP. Of the $100.3 billion invested in EQAT and VIP Trust, approximately 70% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 30% of these assets are actively managed by one or more sub-advisers.

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

For additional information on premiums and deposits by the retail and wholesale channels, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premium and Deposits.”

Reinsurance and Hedging

We have in place reinsurance and hedging programs to reduce our exposure to mortality, equity market fluctuations, interest rate fluctuations and certain other product features.

Reinsurance.    In 2013, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies. For amounts issued in excess of those limits, and often for lower amounts, we typically obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by us in exchange for an agreed-upon premium.

We also have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005. At December 31, 2013, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 32% of our net amount at risk resulting from the GMIB feature and approximately 5.6% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2013.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than approximately 1.1% of our total policy reserves (including Separate Accounts).

In addition to non-affiliated reinsurance, we have ceded to our affiliate, AXA RE Arizona Company (formerly AXA Financial (Bermuda), Ltd.), a captive reinsurance company established by AXA Financial in 2003 (“AXA Arizona”), a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. The GMDB/GMIB reinsurance transaction currently allows for a more efficient use of our capital. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For additional information on reinsurance, see “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes 9 and 11 of Notes to Consolidated Financial Statements.

Hedging.    We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMDB, GMIB, GWBL, and GIB liabilities that have not been reinsured. These programs utilize various derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB, GWBL and GIB, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal rates and amounts and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GWBL and GIB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps.

1-5

We also use equity index options on the S&P 500, Russell 2000, Morgan Stanley Capital International, Europe, Australasia and Far East, MSCI Emerging Markets and NASDAQ indices as well as options on gold, oil and a real estate index for the purpose of hedging crediting rate exposure in our Structured Capital Strategies® variable annuity, Structured Investment Option in our EQUI-VEST® variable annuity series, and the Market Stabilizer Option® in our variable life and indexed universal life insurance products. This involves entering into a package of calls and/or put options whose payoff mimics the crediting rate embedded in individual segments of these products.

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

Reinsurance Assumed.    We also act as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although in practice, we currently use lower internal retention limits for life reinsurance assumed. We have also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. We generally discontinued our participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continue to be exposed to claims in connection with pools we participated in prior to that time. We audit or otherwise review the records of many of these reinsurance pools and arrangements as part of our ongoing efforts to manage our claims risk. For additional information on reinsurance assumed, see Note 9 of Notes to Consolidated Financial Statements.

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

Underwriting and Pricing

Underwriting.    We employ detailed underwriting policies, guidelines and procedures designed to align mortality results with the assumptions used in product pricing while providing for competitive risk selection. The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. The purpose of this process is to determine the type and amount of risk that we are willing to accept. In addition, we are continuing to pilot alternative underwriting methods that rely on predictive modeling.

1-6

We have senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is periodically reviewed through internal underwriting audits in order to achieve high standards of underwriting and consistency.

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

The following table summarizes our General Account Investment Assets by asset category at December 31, 2013:

AXA Equitable

General Account Investment Assets(1)

(Dollars in Millions)

	Amount	% of Total

	(Dollars in Millions)

Fixed maturities, available for sale, at fair value	$29,807	64.7%
Mortgage loans on real estate	6,015	13.1
Equity real estate, held for the production of income	1	0.0
Policy Loans	3,542	7.7
Other equity investments	1,651	3.6
Trading securities	3,658	8.0

Total investments	44,674	97.1
Fixed maturities, available for sale, at fair value	1,506	3.3
Short-term and long-term debt	(200)	(0.4)

Total	$45,980	100.0%

(1)	See “General Account Investment Portfolio – Investment Results of General Account Investment Assets” in Item 7 for further information on these investment assets and their results.

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

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. Our consolidated economic interest in AllianceBernstein as of December 31, 2013 was approximately 32.7%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of AllianceBernstein Corporation, the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein. For additional information about AllianceBernstein, see the AllianceBernstein 10-K.

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels, Institutions, Retail and Private Client, and its sell-side business, Bernstein Research Services.

As of December 31, 2013, 2012, and 2011, AllianceBernstein’s client assets under management (“AUM”) were $450 billion, $430 billion and $406 billion, respectively, and its net revenues for the years ended December 31, 2013, 2012 and 2011 were $2.9 billion, $2.7 billion and $2.7 billion, respectively. AXA and its subsidiaries (including, AXA Equitable), whose AUM consist primarily of fixed income investments, together constitute AllianceBernstein’s largest client. AllianceBernstein’s affiliates represented approximately 23%, 25% and 23% of its AUM as of December 31, 2013, 2012 and 2011, respectively, and AllianceBernstein earned approximately 5%, 4% and 4% of its net revenues from services it provided to its affiliates in 2013, 2012 and 2011, respectively.

Generally, AllianceBernstein is compensated for its investment services principally on the basis of investment advisory and services fees calculated as a percentage of AUM.

For additional information about AllianceBernstein, see the AllianceBernstein 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements.

Research

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, give it a competitive advantage in achieving investment success for its clients. AllianceBernstein also has experts focused on multi-asset strategies, wealth management and alternatives. The breadth of its research expertise is reflected in the range of products and investment solutions AllianceBernstein offers to its clients.

Investment Services

AllianceBernstein’s investment services include: (a) actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies; (b) actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies; (c) passive management, including index and enhanced index strategies; (d) alternative investments, including hedge funds, funds of funds and private equity (e.g., direct real estate investing); and (e) multi-asset services and solutions, including dynamic asset allocation, customized target-date and target-risk funds, and other strategies tailored to help clients meet their investment goals.

AllianceBernstein’s services employ various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

1-8

Distribution Channels

Institutions.    To its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and various of AllianceBernstein’s affiliates, AllianceBernstein offers separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

AllianceBernstein manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, all of which generally are terminable at any time or upon relatively short notice by either party. In general, AllianceBernstein’s written investment management agreement may not be assigned without client consent.

AXA and its subsidiaries (including AXA Equitable) together constitute AllianceBernstein’s largest institutional client. Their AUM accounted for approximately 31%, 35% and 31% of AllianceBernstein’s institutional AUM as of December 31, 2013, 2012 and 2011, respectively, and approximately 22%, 17% and 13% of AllianceBernstein’s institutional revenues for 2013, 2012 and 2011, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of AllianceBernstein’s net revenues for the year ended December 31, 2013.

As of December 31, 2013, 2012 and 2011, Institutional Services represented approximately 50%, 51% and 55%, respectively, of AllianceBernstein’s AUM, and the fees AllianceBernstein earned for providing these services represented approximately 15%, 18% and 22% of AllianceBernstein’s net revenues for 2013, 2012, and 2011, respectively.

Retail.    AllianceBernstein provides investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds AllianceBernstein sponsors, mutual fund sub-advisory relationships, separately-managed account programs, and other investment vehicles (“Retail Products and Services”).

AllianceBernstein distributes its Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AllianceBernstein Funds”). They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, AllianceBernstein provides distribution, shareholder servicing, transfer agency services and administrative services for its Retail Products and Services.

Fees paid by the U.S. Funds are reflected in the applicable investment management agreement, which generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors or trustees. In general, each investment management agreement with the U.S. Funds provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

The mutual funds AllianceBernstein sub-advises for AXA and its subsidiaries (including AXA Equitable) together constitute AllianceBernstein’s largest client. They accounted for approximately 23%, 20% and 20% of AllianceBernstein’s retail AUM as of December 31, 2013, 2012, and 2011, respectively, and approximately 2%, 3% and 3% of AllianceBernstein’s retail net revenues for 2013, 2012 and 2011, respectively.

Certain subsidiaries of AXA, including AXA Advisors, a subsidiary of AXA Financial, were responsible for approximately 2%, 4% and 1% of total sales of shares of open-end AllianceBernstein Funds in 2013, 2012 and 2011, respectively. During 2013, UBS AG was responsible for approximately 12% of AllianceBernstein’s open-end AllianceBernstein Fund sales. Neither AllianceBernstein’s affiliates nor UBS AG are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of AllianceBernstein’s open-end AllianceBernstein Fund sales.

1-9

Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares. The open-end U.S. Funds have entered into such agreements with AllianceBernstein, and AllianceBernstein has entered into selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute AllianceBernstein’s open-end U.S. Funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.

As of December 31, 2013, retail U.S. Fund AUM were approximately $47 billion, or 31% of retail AUM, as compared to $45 billion, or 31%, as of December 31, 2012, and $41 billion, or 36%, as of December 31, 2011. Non-U.S. Fund AUM, as of December 31, 2013, totaled $56 billion, or 36% of retail AUM, as compared to $60 billion, or 42%, as of December 31, 2012, and $35 billion, or 31%, as of December 31, 2011.

As of December 31, 2013, 2012 and 2011, AllianceBernstein’s Retail Services represented approximately 34%, 34% and 28% of AllianceBernstein’s AUM, and the fees AllianceBernstein earned from providing these services represented approximately 47%, 44% and 40% of AllianceBernstein’s net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Private Client.    To AllianceBernstein’s private clients, which include high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which AllianceBernstein manages accounts with less than $25 million in AUM), AllianceBernstein offers separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Client Services”).

Private client accounts generally are managed pursuant to a written investment advisory agreement among the client, AllianceBernstein and Sanford C. Bernstein & Co., LLC (one of AllianceBernstein’s subsidiaries, “SCB LLC”), which agreement usually is terminable at any time or upon relatively short notice by any party. In general, these agreements may not be assigned without the consent of the client.

As of December 31, 2013, 2012 and 2011, Private Client Services represented approximately 16%, 15% and 17%, respectively, of AllianceBernstein’s AUM, and the fees AllianceBernstein earned from providing these services represented approximately 20%, 21% and 24% of AllianceBernstein’s net revenues for 2013, 2012 and 2011, respectively.

Bernstein Research Services.    AllianceBernstein offers high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). AllianceBernstein serves its clients, which are based in the United States, Europe, Asia, the Middle East and Canada, through various subsidiaries, including SCB LLC, Sanford C. Bernstein Limited and Sanford C. Bernstein (Hong Kong) Limited (collectively, “SCB”). AllianceBernstein’s sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock price movements, are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations.

AllianceBernstein earns revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate AllianceBernstein principally by directing SCB to execute brokerage transactions on their behalf, for which AllianceBernstein earns commissions. These services accounted for approximately 15%, 15% and 16% of AllianceBernstein’s net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

For additional information about AllianceBernstein’s investment advisory fees, including performance-based fees, see the AllianceBernstein 10-K, the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations by Segment - Investment Management.”

EMPLOYEES

As of December 31, 2013, we had approximately 3,782 full-time employees and AllianceBernstein had approximately 3,295 full-time employees.

1-10

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

The principal competitive factors affecting our business are our financial strength as evidenced, in part, by our financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of our brand in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.

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

We and our affiliated distributors must attract and retain productive sales representatives to sell our products. Strong competition continues among financial institutions for sales representatives with demonstrated ability. We and our affiliated distribution companies compete with other financial institutions for sales representatives primarily on the basis of financial position, product breadth and features, support services and compensation policies. For additional information, see “Risk Factors.”

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

AXA and certain of its subsidiaries (including AXA Financial and AXA Equitable) offer financial services, some of which compete with those offered by AllianceBernstein. AllianceBernstein’s partnership agreement specifically allows AXA and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater resources than AllianceBernstein does and are not obligated to provide resources to AllianceBernstein.

To grow its business, AllianceBernstein must be able to compete effectively for AUM. Key competitive factors include (i) AllianceBernstein’s investment performance for its clients; (ii) AllianceBernstein’s commitment to place the interests of its clients first; (iii) the quality of AllianceBernstein’s research; (iv) AllianceBernstein’s ability to attract, retain and motivate highly skilled, and often highly specialized, personnel; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges; (vii) Morningstar/Lipper rankings for the AllianceBernstein Funds; (viii) AllianceBernstein’s operational effectiveness; (ix) AllianceBernstein’s ability to further develop and market its brand; and (x) AllianceBernstein’s global presence.

Increased competition could reduce the demand for AllianceBernstein’s products and services, which could have a material adverse effect on its financial condition, results of operations and business prospects.

1-11

REGULATION

Insurance Regulation

We are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories. We are domiciled in New York and are primarily regulated by the Superintendent (the “Superintendent”) of the New York State Department of Financial Services (the “NYDFS”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on Insurance Supervision, see “Risk Factors.”

We are required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which we do business. Such agencies may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For example, AXA Equitable, along with other life insurance industry companies has been the subject of various inquiries regarding its death claim, escheatment and unclaimed property procedures. For additional information, see Note 17 of Notes to Consolidated Financial Statements.

Recently, the National Association of Insurance Commissioners (the “NAIC”) and the NYDFS have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities. In July 2012, as part of an industry-wide inquiry, we received and responded to a request from the NYDFS to provide information regarding the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the NYDFS issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the NYDFS recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the NYDFS inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize a captive reinsurer as part of our capital management strategy. We cannot predict what, if any, changes may result from these reviews. If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use a captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected. For additional information on captives, see “Risk Factors.”

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

For additional information on shareholder dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Guaranty Associations and Similar Arrangements.    Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These

1-12

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

NAIC.    The NAIC is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.

The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption by the NAIC of the NAIC Risk Management and Own Risk and Solvency Assessment Model Act which, following enactment at the state level, will require larger insurers, at least annually beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. On January 7, 2014, the NYDFS issued proposed rulemaking on insurance company enterprise risk management (“ERM”) and own risk solvency assessment (“ORSA”) requirements. The proposed provisions of the ERM report are substantially similar to the recently added Form F of the NAIC Insurance Holding Company System Model Regulation, and the ORSA summary report New York will require is substantially similar to the NAIC Risk Management and Own Risk and Solvency Assessment Model Act.

We cannot predict the additional capital requirements or compliance costs these requirements may impose.

Surplus and Capital; Risk Based Capital (“RBC”).    Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels. For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council (“FSOC”) the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements. In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the

1-13

FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation pursuant to the Dodd-Frank Act. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

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

Over-The-Counter Derivatives Regulation.    The Dodd-Frank Act includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements and will likely impose additional regulation on the Company. Our costs of risk mitigation are increasing under Dodd-Frank. For example, increased margin requirements including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain of variable annuity products that offer enhanced guarantee features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of the Dodd-Frank Act.

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

International Regulation

In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. On July 18, 2013, the International Association of Insurance Supervisors (“IAIS”) published an initial assessment methodology for designating global systemically important insurers (“G-SIIs”). On the same date, the Financial Stability Board (“FSB”), in consultation with the IAIS and national authorities, published its initial list of nine G-SIIs, which includes our ultimate parent company, AXA. The framework policy measures for G-SIIs include (1) “basic” capital requirements (formerly known as “backstop” capital requirements) (“BCR”) applicable to all group activities, (2) additional capital buffers for business deemed non-traditional/non-insurance, (3) greater regulatory authority over holding companies, (4) various measures to promote “structural self-sufficiency” of group companies and reduce group interdependencies, and (5) in general, a greater level of regulatory scrutiny for G-SIIs (including a requirement to prepare recovery and resolutions plans) which will entail significant new reporting and compliance burdens (and costs). In addition to these measures applicable to G-SIIs, the IAIS announced on October 9, 2013 that it will develop a risk-based

1-14

global insurance capital standard (“ICS”) by 2016 applicable to all internationally active insurance groups with a view to implementation in 2019. The relationship between the ICS and the BCR is currently unclear. These measures could have far reaching regulatory and competitive implications for the AXA Group, which in turn could materially affect our consolidated results of operations, financial condition, liquidity and how we operate our business. For additional information, see “Risk Factors.”

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect us including, among others, the following.

Estate and Related Taxes.    Under Federal tax legislation enacted on January 2, 2013, exemption amounts for estate, gift and generation skipping transfer (“GST”) taxes in the United States on estates, gifts or GST transfers exceeding $5 million per individual ($5.34 million for 2014, as indexed for inflation) will be subject to tax at a top rate of 40%. The permanence of the estate tax as enacted in 2013 with an inflation indexed exemption amount of $5 million, a top tax rate of 40% and “portability” which allows a surviving spouse to use a deceased spouse’s unused exemption could be expected to have an adverse impact on life insurance sales as a significant portion of our life insurance sales are made in conjunction with estate planning. At the same time, the higher gift tax exemption may encourage certain gifting techniques involving life insurance in larger estates.

Income, Capital Gains and Dividend Tax Rates.    Federal tax legislation enacted on January 2, 2013 made permanent reduced income tax rates for individuals except those with taxable income of over $400,000 per year ($450,000 for a married couple on a joint tax return) who will now be subject to a top income tax rate of 39.6% (an increase from 35%) and a top long-term capital gains and dividend tax rate of 20% (an increase from 15%). Such changes may increase the tax appeal of cash value life insurance and annuity products for individuals in the higher tax bracket. The tax advantages of cash value life insurance and annuity products should increase favorably in view of higher income and capital gains tax rates and the application of a newly enacted 3.8% net investment income tax on investment type income for higher earning taxpayers beginning in 2013.

Dividends Received Deduction.    The Treasury Department and the Internal Revenue Service have indicated that they intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net earnings.

In March 2014, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” (the “Green Book”). The Green Book included proposals, which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts established to support variable life insurance and variable annuity contracts that is eligible for the DRD. The proposal is similar to proposals, included in Green Books for 2010-2013, that were not enacted.

Corporate Owned Life Insurance.    The 2014 Green Book also contained a proposal, similar to proposals in 2010-2013 which, if enacted, would affect the treatment of certain corporate owned life insurance policies (“COLIs”). The proposal would limit a portion of a business entity’s interest deductions unless the insured person was a 20% or more owner of the business. If a proposal of this type were enacted, our sale of new COLIs, could be adversely affected. In its current form, the proposal would generally not affect in-force previously purchased COLI policies.

Other Proposals.    The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle-income taxpayers. For example, as part of deficit reduction ideas being discussed, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules. One possible change includes the creation of new tax-favoured savings accounts that would replace many existing qualified plan arrangements or new limits on the tax benefits available under existing qualified plan arrangements. Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding and persistency of existing cash value life insurance and deferred annuity products. Finally, legislative proposals may introduce significant increases on the taxation of financial institutions, including, taxes on certain financial institutions to compensate for the funds dispersed during the financial crisis, taxes on financial transactions, and taxes on executive compensation, including bonuses.

1-15

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

Certain subsidiaries and affiliates of AXA Equitable including, AXA Equitable FMG, and AXA Advisors and AllianceBernstein and certain of its subsidiaries and affiliates are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

AXA Equitable FMG is registered with the CFTC as a commodity pool operator and is also a member of the National Futures Association (“NFA”). AllianceBernstein and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; Sanford C. Bernstein & Co., LLC is also registered with the CFTC as a futures commissions merchant. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG will be subject to regulation by the NFA and CFTC and will be subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and antifraud prohibitions, and will be subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG will also be subject to certain CFTC-mandated disclosure, reporting and recordkeeping obligations once the CFTC proposal seeking to harmonize CFTC requirements for

1-16

investment companies that are also registered with the SEC are finalized. Violations of the rules of the CFTC or NFA could result in remedial actions including censures, fines, registration restrictions, trading prohibitions, limitations on engaging in business for specific periods or the revocations of CFTC registration or NFA membership.

Regulators, including the SEC, FINRA, CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.

We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, CFTC, NFA, state attorneys general, state insurance regulators and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For example, we are responding to requests for information and documents from the Consumer Protection Division of the NYDFS relating to the AXA Tactical Manager (“ATM”) volatility management tool strategy. For additional information, see Note 17 of Notes to Consolidated Financial Statements.

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

Privacy of Customer Information

We are subject to federal and state laws and regulations which require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws require that we provide notice to affected individuals, law enforcement, regulators and potentially others if there is a breach in which customer information is intentionally or accidentally disclosed to unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business. In some states, this lien may have priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. However, Federal legislation provides for a safe harbor from CERCLA liability for secured lenders, provided that certain requirements are met. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

1-17

We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment, or through foreclosure on real estate collateralizing mortgages. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments consistent with regulatory guidance and complying with our internal procedures. As a result, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.

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

AllianceBernstein has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the combination of an “AB” design logo with the mark “AllianceBernstein.” AllianceBernstein has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.

Iran Threat Reduction and Syria Human Rights Act

AXA Financial, AXA Equitable and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see “Business - Parent Company.”

AXA has reported to us that 14 insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force at times during 2013 (two of which were in-force during the fourth quarter of 2013) potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these 14 policies is approximately $22,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $11,000.

AXA France IARD has ten additional insurance policies that were originally written in previous years that remained in effect throughout 2013 and may require reporting. These policies involve auto or property insurance provided to companies or other entities that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. The annual aggregate revenue AXA derived from all ten policies is approximately $12,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $6,000.

Also, AXA has informed us that AXA Konzern AG, an AXA European insurance subsidiary, provides property insurance to MCS International GMBH (“MCS”). MCS was designated a Specially Designated National (“SDN”) with the identifier [IRAN] by the Office of Foreign Assets Control (“OFAC”) during the second quarter of 2013, after the insurance policy had been completed. The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

As of the date of this report, AXA France IARD and AXA Konzern AG have taken actions necessary to terminate coverage under all 25 of the above-referenced insurance policies.

Additionally, AXA has reported to us that an insurance policy (“Swiss Policy”) underwritten by another of AXA’s European insurance subsidiaries, AXA Winterthur, that was in-force during the first quarter of 2013 potentially comes within the scope of the disclosure requirements of the Iran Act. AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, and is licensed to operate in Switzerland.

The Swiss Policy relates to insurance provided to the International Road Transport Union (“IRU”), a nongovernmental organization based in Geneva which, among other things, acts as the implementing partner of the Transports Internationaux Routiers Customs Transit System (“TIR System”) under mandate of the United Nations. The TIR System is an international

1-18

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

During the first quarter of 2013, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet. Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture). The annual premium received by AXA in respect of this insurance policy, only a small portion of which related to Iran, is approximately $884,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $442,000. AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran and notified the IRU accordingly.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. The pension contract remains in place, but AXA CRT is discussing with local authorities its ability to terminate the contract. In 2013, the pension contributions received under this pension contract totaled approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate premium during 2013 for the above-referenced pension contract and 26 insurance policies was approximately $940,800, representing approximately 0.0008% of AXA’s consolidated revenues, which are in excess of $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $470,900, representing approximately 0.008% of AXA’s aggregate net profit.

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

1-19

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

Difficult conditions in the global capital markets and the economy could adversely affect our business, consolidated results of operations and financial condition.

Our business, consolidated results of operations and financial condition are materially affected by conditions in the global capital markets and the economy generally. We have been affected by the financial crisis and its aftermath since 2008. While financial markets generally stabilized and performed well in 2013, a wide variety of factors continue to negatively impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of the economic recovery, the U.S. Federal Reserve’s tapering of its bond buying program, including, the potential impact to emerging economies, the recent shutdown of the U.S. government, the level of U.S. national debt, the European sovereign debt issues, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels and geopolitical issues. Given our interest rate and equity market exposure, these events could have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

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

Interest rate fluctuations may negatively impact our business, consolidated results of operations and financial condition.

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

1A-1

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

Recent periods have been characterized by low interest rates and the Federal Reserve Board has committed to keeping interest rates low for an extended period of time. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.

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

1A-2

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

Certain of our products contain enhanced guarantee features and/or minimum crediting rates. Downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net earnings. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance and hedging programs. However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

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

Our hedging programs do not directly hedge our statutory capital position. Additionally, we may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP, which may decrease our earnings or increase the volatility of our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations By Segment.”

See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

1A-3

Our reinsurance arrangements with AXA Arizona may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of AXA Arizona’s hedge program, its liquidity needs, its overall financial results and changes in regulatory requirements regarding the use of captives.

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

Recently, the NAIC and the NYDFS have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities. For additional information, see “Business – Regulation – Insurance Regulation.” If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use a captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected which could adversely affect our competitive position, capital and financial condition and results of operations.

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

Insurance Regulation:    We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance business. We are domiciled in New York and are primarily regulated by the NYDFS and by the states in which we are licensed. See “Business – Regulation”.

Our products are highly regulated and approved by the individual state regulators where such products are sold. State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, including, potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and consolidated results of operations. See “Business – Regulation – Insurance Regulation” and “Business – Regulation – NAIC.”

1A-4

U.S. Federal Regulation Affecting Insurance:    Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, the Dodd-Frank Act includes a new framework of regulation of the OTC derivatives markets. See “Business – Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Regulation of Brokers and Dealers:    In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. See “Business — Regulation — Dodd-Frank Wall Street Reform and Consumer Protection Act – Broker-Dealer Regulation.”

International Regulation:    In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, on July 18, 2013, the FSB published its initial list of nine G-SIIs, which includes AXA, our parent company. While the precise implications of being designated a G-SII are not yet clear, it could have far reaching regulatory and competitive implications for the AXA Group and adversely impact AXA’s capital requirements, profitability, the fungibility of AXA’s capital and ability to provide capital/financial support for AXA Group companies, including potentially AXA Equitable, AXA’s ability to grow through future acquisitions, change the way AXA conducts its business and AXA’s overall competitive position in relation to insurance groups that are not designated G-SIIs. All of these possibilities, if they occurred, could affect the way we conduct our business (including, for example, which products we offer) and manage capital, and may require us to satisfy increased capital requirements, and of which in turn could materially affect our consolidated results of operations, financial condition and liquidity. See “Business – Regulation – International Regulation.”

General:    From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation.” Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our consolidated results of operations and financial condition.

Our products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, the FINRA, the Department of Labor and the IRS.

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution and administration. Failure to administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations. If this were to occur, it could adversely impact our profitability, results of operations and financial condition.

1A-5

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

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

We use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including, among other things, exchanged traded futures contracts, over the counter derivative contracts and repurchase agreement transactions, with a number of counterparties. The vast majority of our over the counter derivative positions are subject to collateral agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivatives.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, we could face significant losses to the extent collateral agreements do not fully offset our exposures. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past several years. Such failure could have a material adverse effect on our consolidated financial condition and results of operations.

Changes in statutory reserve or other requirements and/or the impact of adverse market conditions could result in changes to our product offerings that could negatively impact our business.

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable. These circumstances may cause us to modify and/or eliminate certain features of various products and/or cause the suspension or cessation of sales of certain products in the future. Any modifications to products that we may make could result in certain of our products being less attractive and/or competitive. This could adversely impact sales, which could negatively impact our ability to retain our sales personnel and maintain our distribution relationships. This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

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

1A-7

AXA Financial could sell life insurance and annuities through another one of its insurance subsidiaries which would result in reduced sales of our products and total revenues.

We are a wholly owned subsidiary of AXA Financial, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, AXA Financial could sell life insurance and/or annuities through another one of its insurance subsidiaries. For example, in 2013, most sales of indexed life insurance to policyholders located outside of New York were issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. It is expected that, in 2014, AXA Financial will continue to issue new life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. This has impacted and may continue to reduce sales of our products outside of New York and our total revenues. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America instead of AXA Equitable or the impact to AXA Equitable.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 33% of the carrying value of our total cash and invested assets as of December 31, 2013. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net earnings.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2013 were approximately $1,023 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in

1A-8

estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investment Portfolio.”

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues. At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be. See “Business – Regulation” and Note 17 of Notes to Consolidated Financial Statements.

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

1A-9

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

The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers. An increase in bank and other financial services companies, consolidation activity may create firms with even stronger competitive positions, negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or expand our customer base. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

The inability of AXA Advisors and AXA Network to recruit, motivate and retain experienced and productive financial professionals and our inability to recruit, motivate and retain key employees may adversely affect our business.

Financial professionals associated with AXA Advisors and AXA Network and our key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. Companies compete for financial professionals principally with respect to compensation policies, products and sales support. Competition is particularly intense in the hiring and retention of experienced financial professionals. Although we believe that we and AXA Advisors and AXA Network offer key employees and financial professionals a strong value proposition, we cannot provide assurances that we and/or AXA Advisors and AXA Network will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals.

The ability of financial professionals associated with AXA Advisors and AXA Network to sell our competitors’ products could result in reduced sales of our products and revenues.

Most of the financial professionals associated with AXA Advisors and AXA Network can sell annuity and life insurance products of competing unaffiliated insurance companies. To the extent the financial professionals sell our competitors’ products rather than our products, we will experience reduced sales and revenues.

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

1A-10

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

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

•

we could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events. We depend heavily on computer systems for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analysis and modelling and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to

1A-11

maintain the security of that information. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom we outsource certain functions, or may originate internally from within the Company. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;

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

AllianceBernstein L.P. is a principal subsidiary of AXA Equitable. Consequently, the results of operations and financial condition of AXA Equitable depend in significant part on the performance of AllianceBernstein’s business. For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-12

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2

PROPERTIES

Insurance

AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023. At this location, AXA Equitable currently leases approximately 423,174 square feet of space, within which AXA Equitable currently occupies 135,065 square feet of space and has sub-let 288,109 square feet.

AXA Equitable also has the following significant office space leases: 316,332 square feet in Syracuse, NY, under a lease that expires in 2023, for use as an annuity operations and service center; 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space; 144,647 square feet in Charlotte, NC, under a lease that expires in 2028, for use as a life insurance operations and service center; and 100,993 square feet in Secaucus, NJ, under a lease that expires in 2018 for use as an annuity operations and service center, within which AXA Equitable occupies 90,331 and is seeking to sub-let 10,662 square feet.

Investment Management

AllianceBernstein’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AllianceBernstein currently leases 1,033,984 square feet of space, within which AllianceBernstein currently occupies approximately 629,258 square feet of space and has sub-let (or is seeking to sub-let) 404,726 square feet of space. AllianceBernstein also leases space at two other locations in New York City, one of which AllianceBernstein has as a result of its acquisition of W.P. Stewart.

In addition, AllianceBernstein leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031. At this location, AllianceBernstein currently occupies approximately 104,480 square feet of space and has sub-let (or is seeking to sub-let) approximately 158,603 square feet of space. Certain subsidiaries of AllianceBernstein also lease 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029. At this location, these subsidiaries currently occupy approximately 59,004 square feet of space and have sub-let (or are seeking to sub-let) approximately 33,063 square feet of space.

AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 17 of Notes to Consolidated Financial Statements for the year ended December 31, 2013 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

MINE SAFETY DISCLOSURES

Not Applicable.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2013, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is an indirect wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2013, 2012 and 2011, AXA Equitable paid $347 million, $362 million and $379 million, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s audited consolidated financial statements. The consolidated statements of earnings (loss) for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012 have been derived from the Company’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 have been derived from the Company’s previously reported audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009

	(In Millions)

Statements of Earnings (Loss) Data:
REVENUES
Universal life and investment-type product policy fee income	$3,546	$3,334	$3,312	$3,067	$2,918
Premiums	496	514	533	530	431
Net investment income (loss):
Investment income (loss) from derivative instruments	(2,866)	(978)	2,374	(284)	(3,079)
Other investment income	2,237	2,316	2,128	2,260	2,099

Total net investment income (loss)	(629)	1,338	4,502	1,976	(980)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(81)	(96)	(36)	(300)	(169)
Portion of loss recognized in other comprehensive income (loss)	15	2	4	18	6
Net impairment losses recognized	(66)	(94)	(32)	(282)	(163)
Other investment gains (losses), net	(33)	(3)	(15)	98	217

Total investment gains (losses), net	(99)	(97)	(47)	(184)	54

Commissions, fees and other income	3,823	3,574	3,631	3,702	3,385
Increase (decrease) in fair value of the reinsurance contract asset	(4,297)	497	5,941	2,350	(2,566)

Total revenues	2,840	9,160	17,872	11,441	3,242

6-1

	Years Ended December 31,
	2013	2012	2011	2010	2009

	(In Millions)

Statements of Earnings (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$1,691	$2,989	$4,360	$3,082	$1,298
Interest credited to policyholders’ account balances	1,373	1,166	999	950	1,004
Compensation and benefits	1,743	1,672	2,263	1,953	1,859
Commissions	1,160	1,248	1,195	1,044	1,033
Distribution related payments	423	367	303	287	234
Amortization of deferred sales commissions	41	40	38	47	55
Interest expense	88	108	106	106	107
Amortization of deferred policy acquisition costs	580	576	3,620	(326)	41
Capitalization of deferred policy acquisition costs	(655)	(718)	(759)	(655)	(687)
Rent expense	169	201	240	244	258
Amortization of other intangible assets	24	24	24	23	24
Other operating costs and expenses	1,512	1,429	1,359	1,438	1,309

Total benefits and other deductions	8,149	9,102	13,748	8,193	6,535

Earnings (loss) from continuing operations, before income taxes	(5,309)	58	4,124	3,248	(3,293)
Income tax (expense) benefit	2,073	158	(1,298)	(789)	1,347

Earnings (loss) from continuing operations, net of income taxes	(3,236)	216	2,826	2,459	(1,946)
Income (losses) from discontinued operations, net of income taxes	-	-	-	-	3
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	-	-	-

Net earnings (loss)	(3,236)	216	2,826	2,459	(1,943)
Less: net (earnings) loss attributable to the noncontrolling interest	(337)	(121)	101	(235)	(359)

Net Earnings (Loss) Attributable to AXA Equitable	$(3,573)	$95	$2,927	$2,224	$(2,302)

6-2

	December 31,
	2013	2012	2011	2010	2009

	(In Millions)

Balance Sheet Data:
Total investments	$45,977	$47,962	$44,943	$39,886	$38,270
Separate Accounts assets	108,857	94,139	86,419	92,014	84,016
Total Assets	183,401	176,843	164,908	161,276	147,760
Policyholders’ account balances	30,340	28,263	26,033	24,654	24,107
Future policy benefits and other policyholders’ liabilities	21,697	22,687	21,595	18,965	17,727
Short-term and long-term debt	468	523	645	425	449
Loans from affiliates	825	1,325	1,325	1,325	1,325
Separate Accounts liabilities	108,857	94,139	86,419	92,014	84,016
Total liabilities	169,960	158,913	147,365	146,329	135,022
Total AXA Equitable’s equity	10,538	15,436	14,840	11,829	9,469
Noncontrolling interest	2,903	2,494	2,703	3,118	3,269
Total equity	13,441	17,930	17,543	14,947	12,738

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $548.6 billion at December 31, 2013, of which approximately $450.4 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of traditional, variable and universal life insurance products and variable and fixed-interest annuity products principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. This segment also includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

CURRENT MARKET CONDITIONS AND OVERVIEW

Earnings (loss).    The Company’s business and consolidated results of operations are materially affected by conditions in the global capital markets and the economy, generally. During 2013, increases in interest rates and higher equity markets were generally positive to the Company’s overall economic performance. However, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Minimum Income Benefit (“GMIB”) features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly higher than the 2013 $3.6 billion consolidated net loss of the Company and the $3.7 billion consolidated net loss of the Insurance segment. These losses were largely due to the market driven decreases in fair values of derivative instruments and the GMIB reinsurance contract asset used to hedge the variable annuity products with GMDB, GMIB and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) which were not fully offset by the decrease in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales.    In 2013, life insurance and annuities first year premiums and deposits by the Company increased by $1.1 billion, or 16% from 2012, primarily due to increased sales of variable annuity products, which were partially offset by lower sales of life insurance products. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. Over the past several years, the Company has significantly modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. While these products have generally been well received in the marketplace, variable annuity products continue to account for the majority of the Company’s sales. The decrease in sales of life insurance products primarily reflects the impact that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, another life insurance subsidiary of AXA Financial, instead of AXA Equitable and lower sales of other interest sensitive and term life products in the wholesale channel. For additional information see “Business-Insurance-General”, “Risk Factors” and “Premiums and Deposits”.

GMDB/IB Buyback.    The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2013, the Company initiated a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. The Company believes that this program is mutually beneficial to both the Company and policyholders who no longer need or want the GMDB and GMIB rider. As a result of this program, the Company is assuming a change in the short term behavior of remaining policyholders, as those who do not accept are assumed to be less likely to surrender their contract over the short term.

7-1

Due to the differences in accounting recognition between the fair value of the reinsurance contract asset and the U.S. GAAP gross reserves and DAC the net impact is an after-tax loss of $20 million, which was recognized in 2013. For additional information, see “Accounting for VA Guarantee Features” below.

Expense Management.    In furtherance of the Company’s on-going efforts to reduce costs, manage expenses and operate more efficiently, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters and has sublet the vacated space. In 2013, AXA Equitable recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and AXA Equitable’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space. In 2014, AXA Equitable is expected to record an estimated non-cash pre-tax charge of approximately $31 million related to additional space to be vacated. In 2013, AllianceBernstein recorded real estate charges of $28 million of which $17 million resulted from a change in estimates related to previously recorded real estate charges.

Branding initiatives.    In first quarter 2014, AXA Financial rolled out a branding initiative intended to help AXA Financial deliver on its strategy. As part of this initiative, the AXA Financial Group companies have enhanced their brand identity in the marketplace by using AXA as the single brand for AXA Financial’s advice, retirement and life insurance lines of business. As a result, AXA Equitable has simplified its brand in the U.S. marketplace to “AXA” from AXA Equitable. AXA Financial believes that this simplification and marketing of the brand will emphasize its strategic transformation in the U.S., help it become a more prominent player in the U.S. life insurance marketplace and enable a more seamless global brand with our ultimate parent company, AXA. AXA Equitable further believes that the AXA brand is a more digitally friendly brand name allowing customers an easier way to get to us, find us and do business with us.

AllianceBernstein AUM.    At AllianceBernstein, total assets under management (“AUM”) as of December 31, 2013 were $450.4 billion, an increase of $20.4 billion, or 4.8%, compared to December 31, 2012. During 2013, AUM increased as a result of market appreciation of $30.6 billion (primarily in the Institutions channel) and acquisitions of $2.1 billion, partially offset by net outflows of $12.3 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs.    Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in 2013, when the Company recognized approximately $3.0 billion of losses on free standing derivatives and $4.2 billion of losses on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by the $644 million decrease in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately

7-2

reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in 2013, particularly during periods in which equity markets and/or interest rates change significantly.

Changes in interest rates and equity markets contributed to earnings volatility. The table below shows, for 2013, 2012 and 2011, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2013	2012	2011

	(In Millions)

Income (loss) on free-standing derivatives(1)	$(2,959)	$(851)	$1,750
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(4,297)	497	5,941
(Increase) decrease in GMDB, GMIB and GWBL and other features reserves, net of related GMDB reinsurance(3)	644	(472)	(2,153)

Total	$(6,612)	$(826)	$5,538

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) increase in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Reinsurance ceded – AXA Arizona.    The Company has implemented capital management actions to mitigate statutory reserve strain for GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA RE Arizona Company a captive reinsurance company established by AXA Financial in 2003 (“AXA Arizona”). AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($6.8 billion at December 31, 2013) and/or letters of credit ($3.3 billion at December 31, 2013). AXA Arizona intends to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance. These letters of credit are guaranteed by AXA.

For further information regarding this transaction, see “Item 1A-Risk Factors” and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

2013 Assumption Changes and Refinements.    In 2013, mortality assumptions were updated for variable and interest sensitive life products based on emerging experience, resulting in increased Policyholders’ benefits (reserves) and DAC amortization partially offset by an increase in Universal life and investment-type product policy fee income. The after-DAC and after-tax impact of these changes in assumptions was an increase to Net loss of $152 million.

In second quarter 2013, the Company refined the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. In 2013, the after-DAC and after-tax impacts of these updated assumptions and refinements decreased the Net loss by approximately $129 million. The Company also updated its mortality assumption for variable annuities with enhanced benefits, including GMIB. The after-DAC and after-tax impacts of this updated assumption decreased the Net loss by approximately $101 million.

2012 Assumption Changes.    In 2012, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2012, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreases the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. Additionally, the Company updated the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset.

7-3

2011 Assumption Changes and Refinements.    In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. Also reflected in the models which project future claims were refined assumptions for long-term lapse rates.

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

7-4

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

SCS, SIO, MSO, IUL, GIB and GWBL and other features are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The determination of the fair value for the GIB and GWBL and other features is based upon models involving numerous estimates and subjective judgments.

7-5

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

The GMDB/GMIB reserve balance before reinsurance ceded was $5.0 billion at December 31, 2013. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves

Sensitivity - Rate of Return

December 31, 2013

Increase/(Reduction) in GMDB/GMIB Reserves

(In Millions)

100 BP decrease in future rate of return	$634
100 BP increase in future rate of return	(525)

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

7-6

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

At December 31, 2013, the average rate of assumed investment yields, excluding policy loans, was 5.3% grading to 5.0% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income (loss) (“AOCI”) in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

7-7

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

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and UL policies DAC balance was $2.2 billion at December 31, 2013. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality

December 31, 2013

Increase/(Reduction) in DAC

(In Millions)

Decrease in future mortality by 1%	$36
Increase in future mortality by 1%	(35)

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

A significant assumption in the amortization of DAC on variable annuities and variable and interest-sensitive life insurance relates to projected future Separate Account performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.

7-8

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2013, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.68% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.68% net of product weighted average Separate Account fees) and 0.0% (-2.32% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2013, current projections of future average gross market returns assume a 0.0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in fifteen quarters.

Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $1.6 billion at December 31, 2013. The following table provides an example of the sensitivity of the DAC balance of variable annuity and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return

December 31, 2013

Increase/(Reduction) in DAC

(In Millions)

Decrease in future rate of return by 1%	$(75)
Increase in future rate of return by 1%	85

Goodwill and Other Intangible Assets

Goodwill recognized in the Company’s consolidated balance sheet at December 31, 2013 was $3.5 billion, solely related to the Investment Management segment and arising primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units. The Company tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment. The test requires a comparison of the fair value of the Investment Management segment to its carrying amount, including goodwill. If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit. Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.

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

7-9

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

Intangible assets related to the Investment Management segment principally relate to the Bernstein Acquisition and purchases of AllianceBernstein Units and include values assigned to investment management contracts acquired based on their estimated fair values at the time of purchase, less accumulated amortization generally recognized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of these intangible assets were $583 million and $384 million, respectively, at December 31, 2013 and $561 million and $360 million, respectively, at December 31, 2012. Amortization expense related to these intangible assets totaled $24 million, $24 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $25 million.

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

Pension Plans

AXA Equitable sponsors a qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees), managers and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. AXA Equitable also sponsors non-qualified defined benefit pension plans.

7-10

AXA Equitable announced in the third quarter of 2013 that benefit accruals under its qualified and nonqualified defined benefit pension plans would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI. In addition, AXA Equitable announced that it will begin providing a company contribution to the AXA Equitable 401(k) Plan as of January 1, 2014. AXA Equitable will also provide an excess 401(k) contribution for eligible compensation over the qualified plan compensation limits under a nonqualified deferred compensation plan.

AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein’s benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2013, 2012 and 2011, respectively, the Company recognized net periodic cost of $143 million, $168 million and $188 million related to its qualified pension plans. Each component of net periodic pension benefits cost is based on the Company’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by the Company to measure its pension benefits obligations reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the Company’s pension benefits plans are discounted using a published high-quality bond yield curve. A discount rate assumption of 4.50% was used by the Company to measure each of these benefits obligations at December 31, 2013 and to estimate 2014 net periodic cost. A rate of 3.50% was used to measure each of these benefits obligations at December 31, 2012 and to estimate 2013 net periodic cost. A 100 BP change in the discount rate assumption would have impacted the Company’s 2013 net periodic cost as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Net Periodic Pension Cost

Sensitivity - Discount Rate

Year Ended December 31, 2013

Increase/(Decrease) in Net Periodic Pension Cost

(In Millions)

100 BP increase in discount rate	$(14)
100 BP decrease in discount rate	15

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of the Company and are designed with a long-term investment horizon. Since January 2009, the asset allocation strategy of the qualified defined benefit pension plans has targeted 30%-40% in equities, 50%-60% in high quality bonds, and 0%-15% in equity real estate and other investments. Certain qualified pension plans of the Company have developed hedging strategies to minimize downside equity risk. As a result of a strategic asset allocation project conducted in the latter half of 2013, the existing equity-hedging program was discontinued in January 2014 at maturity of the underlying positions. New plan asset allocation targets expected to be executed in 2014 will reduce the investment in bonds to 40%-50%, rebalance the bond portfolio to extend duration, and increase the investment in equities to 50%-60% along with a shift of positions from long equity into real estate, hedge funds and other alternative investments.

In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans. At January 1, 2013, the beginning of the 2013 measurement year, the fair value of the Company plan assets was $2.4 billion. Given that level of plan assets, as adjusted for expected amounts and timing of

7-11

contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted the Company’s net periodic cost for 2013 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return. In consideration of the strategic asset reallocation to be implemented in 2014, the Company has recomputed the expected long-term rate of return assumption on plan assets and concluded to increase the assumption to be used in computations of pension cost for the year-ended 2014 to 7.0% or an increase of 25 BP.

Net Periodic Pension Cost

Sensitivity - Rate of Return

Year Ended December 31, 2013

Increase/(Decrease) in Net Periodic Pension Cost

(In Millions)

100 BP increase in expected rate of return	$(22)
100 BP decrease in expected rate of return	22

Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of the Company (excluding AllianceBernstein) and of AllianceBernstein to their qualified pension plans, including amounts expected to be contributed for 2013. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Share-based Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. For 2013, 2012, and 2011, respectively, the Company recognized compensation costs of $340 million, $195 million and $414 million for share-based payment arrangements. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. The Company uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

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

7-12

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

Fair Value Measurements

Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity and equity securities classified as available-for-sale, trading securities, and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products, Indexed Universal Life (“IUL”) insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.

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

7-14

The Company’s tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	2013	2012	2011

	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,546	$3,334	$3,312
Premiums	496	514	533
Net investment income (loss):
Investment income (loss) from derivative instruments	(2,866)	(978)	2,374
Other investment income (loss)	2,237	2,316	2,128

Total net investment income (loss)	(629)	1,338	4,502
Investment gains (losses), net:
Total other-than-temporary impairment losses	(81)	(96)	(36)
Portion of loss recognized in other comprehensive income	15	2	4

Net impairment losses recognized	(66)	(94)	(32)
Other investment gains (losses), net	(33)	(3)	(15)

Total investment gains (losses), net	(99)	(97)	(47)
Commissions, fees and other income	3,823	3,574	3,631
Increase (decrease) in the fair value of the reinsurance contract asset	(4,297)	497	5,941

Total revenues	2,840	9,160	17,872

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,691	2,989	4,360
Interest credited to policyholders’ account balances	1,373	1,166	999
Compensation and benefits	1,743	1,672	2,263
Commissions	1,160	1,248	1,195
Distribution related payments	423	367	303
Amortization of deferred sales commission	41	40	38
Interest expense	88	108	106
Amortization of deferred policy acquisition costs	580	576	3,620
Capitalization of deferred policy acquisition costs	(655)	(718)	(759)
Rent expense	169	201	240
Amortization of other intangible assets	24	24	24
Other operating costs and expenses	1,512	1,429	1,359

Total benefits and other deductions	8,149	9,102	13,748

Earnings (loss) from continuing operations before income taxes	(5,309)	58	4,124
Income tax (expense) benefit	2,073	158	(1,298)

Earnings (loss) from continuing operations, net of income taxes	(3,236)	216	2,826

Net earnings (loss)	(3,236)	216	2,826
Less: net (earnings) loss attributable to the noncontrolling interest	(337)	(121)	101

Net Earnings (Loss) Attributable to AXA Equitable	$(3,573)	$95	$2,927

The consolidated earnings narratives that follow discuss the results for 2013 compared to 2012’s results, followed by the results for 2012 compared to 2011’s results. For additional information, see “Accounting for VA Guarantee Features” at page 7-2.

7-15

Year ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net loss attributable to the Company in 2013 was $3.6 billion, a decrease of $3.7 billion from the $95 million of net earnings attributable to the Company during 2012. The $3.7 billion decrease is primarily attributable to a significant decrease in fair value of the reinsurance contract asset and higher investment losses from derivative instruments partially offset by a higher tax benefit, a decrease in reserves and higher universal life and investment type product policy fee income.

Net earnings attributable to the noncontrolling interest were $337 million in 2013 as compared to $121 million for 2012. The increase was principally due to higher earnings from AllianceBernstein in 2013 compared to 2012.

Net loss inclusive of earnings attributable to noncontrolling interest was $3.2 billion in 2013, a decrease of $3.4 billion from the $216 million net earnings reported for 2012. The Insurance segment’s net loss in 2013 was $3.7 billion, a decrease of $3.7 billion from $37 million net earnings in 2012, while the net earnings for the Investment Management segment totaled $468 million, a $289 million increase from the $179 million in net earnings in 2012.

Income tax benefit in 2013 was $2.1 billion compared to income tax expense of $158 million in 2012. The change was primarily due to the decrease in pre-tax results of the Insurance segment from earnings in 2012 to a loss in 2013. In 2013 and 2012, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%, primarily due to dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. In addition, the 2012 income tax benefit was increased by $14 million in the Insurance segment and $14 million in the Investment Management segment due to releases of liabilities for interest, state income taxes and deferred taxes on foreign earnings.

Losses from continuing operations before income taxes were $5.3 billion in 2013, a decrease of $5.4 billion from the $58 million in pre-tax earnings in 2012. The Insurance segment’s loss from continuing operations totaled $5.9 billion in 2013, $5.7 billion higher than 2012’s loss of $132 million; the increase was primarily due to a significant decrease in the fair value of the reinsurance contract asset as compared to an increase in 2012, significantly higher investment losses from derivative instruments, higher other operating costs and expenses, higher interest credited to policyholders’ account balances and lower other investment income partially offset by lower policyholders’ benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves in 2013 as compared to increases in 2012), and higher universal life and investment-type product policy fee income. The Investment Management segment’s earnings from continuing operations were $564 million in 2013, an increase of $374 million from earnings of $190 million in 2012, principally due to lower real estate charges, higher distribution revenues, higher investment advisory and service fees, higher Bernstein research services fees, lower other operating costs and expenses and lower rent expense partially offset by higher distribution related payments and higher compensation and benefit expenses.

Total revenues were $2.8 billion in 2013, a decrease of $6.4 billion from the $9.2 billion reported in 2012. The Insurance segment reported a $6.5 billion decrease in its revenues while the Investment Management segment had an increase of $177 million. The decrease of Insurance segment revenues to a negative $54 million in 2013 as compared to a positive $6.4 billion 2012, was principally due to a significant decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $4.3 billion as compared to an increase of $497 million in 2012 and $1.9 billion higher investment losses from derivatives partially offset by $212 million higher universal life and investment-type product policy fee income. The Investment Management segment’s $2.9 billion in revenues in 2013 as compared to $2.7 billion in 2012 was primarily due to an $85 million in increase investment advisory and services fees, $55 million increase in distribution revenues, and a $31 million increase in Bernstein research service fees.

Total benefits and expenses were $8.1 billion in 2013, a decrease of $953 million from the $9.1 billion total for 2012. The Insurance segment’s total benefits and expenses were $5.8 billion, a decrease of $757 million from 2012’s total of $6.6 billion. The Investment Management segment’s total expenses for 2013 were $2.4 billion; $197 million lower than the $2.5 billion in expenses in 2012. The Insurance segment’s decrease was principally due to a $1.3 billion decrease in policyholders’ benefits and an $88 million decrease in commissions partially offset by a $362 million increase in other operating costs and expenses, a $207 million increase in interest credited to policyholders’ account balances and $63 million lower DAC capitalization. The decrease in expenses for the Investment Management segment was principally due to $195 million lower real estate charges, $64 million lower other operating costs and expenses and $30 million lower rent expense partially offset by $56 million higher distribution related payments and $36 million higher compensation and benefits expenses.

7-16

Year ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net earnings (loss) attributable to the Company in 2012 were $95 million, a decrease of $2.8 billion from the $2.9 billion of net earnings attributable to the Company during 2011. The decrease is attributable to a lower increase in the fair value of the reinsurance contract asset for 2012 as compared to 2011, investment losses from derivative instruments as compared to investment income in the prior year, higher other operating costs and expenses (including AllianceBernstein higher real estate charges) and lower investment advisory and service fees partially offset by lower DAC amortization, lower policyholder benefits (including lower increases in GMDB/GMIB/GWBL/GMAB reserves) and a tax benefit in 2012 as compared to tax expense in 2011.

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

7-17

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	2013	2012	2011

	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,546	$3,334	$3,312
Premiums	496	514	533
Net investment income (loss):
Investment income (loss) from derivative instruments	(2,847)	(942)	2,370
Other investment income	2,123	2,184	2,156

Total net investment income (loss)	(724)	1,242	4,526

Investment gains (losses), net:
Total other-than-temporary impairment losses	(81)	(96)	(36)
Portion of loss recognized in other comprehensive income	15	2	4

Net impairment losses recognized	(66)	(94)	(32)
Other investment gains (losses), net	(25)	14	(10)

Total investment gains (losses), net	(91)	(80)	(42)

Commissions, fees and other income	1,016	936	870
Increase (decrease) in the fair value of the reinsurance contract asset	(4,297)	497	5,941

Total revenues	(54)	6,443	15,140

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,691	2,989	4,360
Interest credited to policyholders’ account balances	1,373	1,166	999
Compensation and benefits	515	481	459
Commissions	1,160	1,248	1,195
Amortization of deferred policy acquisition costs	580	576	3,620
Capitalization of deferred policy acquisition costs	(655)	(718)	(759)
Rent expense	38	40	51
Interest expense	87	106	105
All other operating costs and expenses	1,029	687	826

Total benefits and other deductions	5,818	6,575	10,856

Earnings (Loss) from Continuing Operations, Before Income Taxes	$(5,872)	$(132)	$4,284

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 – Insurance

Revenues

In 2013, the Insurance segment’s revenues decreased $6.5 billion to a negative $54 million from a positive $6.4 billion in 2012. The decrease was principally due to a significant decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $4.3 billion from the reported increase of $497 million in 2012, $2.8 billion investment loss from derivatives as compared to a loss of $942 million in 2012 and $61 million lower other investment income partially offset by $212 million higher Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income increased $212 million to $3.5 billion in 2013 from $3.3 billion in 2012, due to higher fees earned on higher average Separate Account balances due to market appreciation and higher amortization of the initial fee liability. The amortization of the liability in 2013 was driven by updated projected mortality costs for variable and interest sensitive life products resulting in a $50 million increase in amortization. In addition, in 2013 the Company increased the future lapse assumption on older variable universal life contracts, resulting in $20 million of higher amortization of the initial fee liability.

7-18

Premiums totaled $496 million in 2013, $18 million lower than the $514 million in 2012. This decrease primarily resulted from $30 million lower premiums for traditional life policies in the Closed Block, $6 million lower assumed premiums partially offset by $17 million higher term life insurance premiums.

Net investment income (loss) decreased $2.0 billion to a loss of $724 million in 2013 from $1.2 billion of income in 2012. The decrease resulted from the $1.9 billion increase in investment losses from derivative instruments ($2.8 billion in 2013 as compared to $942 million in 2012) and by the $61 million decrease in other investment income. The higher losses in 2013 were driven by higher losses from derivatives used to hedge the Company’s risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts resulting from improved equity market performance and higher interest rates. Other investment income decreased primarily due to a $67 million decrease from fixed maturities resulting from the narrowing of credit spreads, a $13 million decrease related to equity real estate, a $10 million decrease related to trading securities and a $15 million decrease related to short-term investments and policy loans partially offset by a $38 million increase of equity income from limited partnerships and a $20 million increase from mortgage loans on real estate.

Investment losses, net totaled $91 million in 2013 an $11 million increase from the $80 million reported in 2012. The higher net losses in 2013 were primarily due to $19 million higher net losses from sales of fixed maturities, $17 million lower gains from sales of mortgage loans on real estate and the absence of a $12 million gain recorded from a charitable art donation in 2012 partially offset by $28 million lower write-downs on fixed maturities, substantially all of which related to CMBS securities and $16 million lower additions to the mortgage loans valuation allowances.

Commissions, fees and other income increased $80 million to $1.0 billion in 2013 as compared to $936 million for 2012. This increase was primarily due to a $50 million non-cash reduction of an intercompany liability with MONY Life, which was sold by AXA Financial on October 1, 2013 and an increase of $70 million gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation.

In 2013, there was a $4.3 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to a $497 million increase in their fair value in 2012. The 2013 change in the fair value was driven by rising interest rates and improvements in the equity markets, which decreased the fair value of the reinsurance contract asset by $2.9 billion and $1.8 billion, respectively. These decreases were partially offset by the impact of refining the projection of future GMIB costs which increased the fair value of the reinsurance contract asset by $376 million. The Company also updated its mortality assumption for variable annuities with enhanced benefits, including GMIB, resulting in an increase in the GMIB reinsurance contract asset of $143 million.

The increase in the fair value of the GMIB reinsurance contract asset in 2012 included the impact of updated assumptions of long-term lapse and partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a total increase of $574 million. Additionally, the impact of the decline in interest rates during 2012 increased the fair value of the GMIB reinsurance contract asset by $454 million. Offsetting these increases was a decrease of $531 million primarily related to lower volatility in equity markets in 2012.

Benefits and Other Deductions

In 2013, total benefits and other deductions decreased $757 million to $5.8 billion from $6.6 billion in 2012 principally due to the Insurance segment’s reported $1.3 billion decrease in policyholders’ benefits and by the $88 million decrease in commission expenses partially offset by the $342 million increase in other operating costs and expenses, the $207 million increase in interest credited to policyholders’ account balances and the $63 million decrease in DAC capitalization.

Policyholders’ benefits decreased $1.3 billion to $1.7 billion in 2013 from $3.0 billion in 2012. The decrease was primarily due to the $921 million decrease in the GMDB/GMIB reserves in 2013 compared to an increase of $433 million in 2012 and the $195 million decrease in the GWBL and GMAB reserves as compared to an increase of $39 million for 2012. Partially offsetting these decreases were $144 million higher death benefits for interest sensitive life products ($637 million in 2013 as compared to $493 million in 2012), a $56 million premium deficiency reserve recorded for the major medical business in 2013 and a $105 million increase in variable and interest sensitive life reserves ($143 million in 2013, including $30 million related to mortality table assumption updates for variable and interest sensitive life products, compared to $38 million for 2012).

The 2013 decrease in GMDB/GMIB reserves was primarily due to increases in the interest rate and equity markets which were partially offset by a $177 million increase in reserves related to refining the projection of future GMIB costs. The 2012 increase in the GMDB/GMIB reserves included a $239 million increase related to the impact of the updated assumptions of

7-19

long-term lapse and partial withdrawal rates based on emerging experience partially offset by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election.

In 2013, interest credited to policyholders’ account balances totaled $1.4 billion, an increase of $207 million from the $1.2 billion reported in 2012 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits increased $34 million to $515 million in 2013 from $481 million in 2012. The compensation and benefits increase was principally due to a $23 million increase in employee compensation primarily due to an increase in the accruals for incentive compensation and profit sharing and a $14 million increase in share-based compensation expense.

In 2013, commissions totaled $1.2 billion; a decrease of $88 million from $1.2 billion in 2012 principally due to decreased first year universal life product sales partially offset by higher variable annuity sales.

In 2013, interest expense totaled $87 million; a decrease of $19 million from $106 million in 2012. The decrease is primarily due to the second quarter 2013 repayment of a $500 million callable 7.1% surplus note to AXA Financial.

DAC amortization was $580 million in 2013, an increase of $4 million from $576 million of amortization in 2012. The increase in DAC amortization is primarily due to unfavorable changes in expected future margins on variable and interest-sensitive life products due to the updates in mortality assumptions (partially offset in the initial fee liability) of $240 million in 2013 compared to $118 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in 2012. In 2012, the continuing low interest rate environment and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs. This resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products.

DAC capitalization totaled $655 million in 2013, a decrease of $63 million from the $718 million reported in 2012. The decrease was primarily due to a $80 million decrease in first year commissions, partially offset by a $17 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $1.0 billion in 2013, an increase of $342 million from the $687 million reported in 2012. The increase of $342 million is primarily related to a $234 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, $45 million of accelerated amortization of capitalized software costs, a $13 million increase in litigation accruals, $13 million higher advertising expenses partially offset by a decrease of $10 million in consulting expenses. In addition in 2013, in furtherance of the Company’s on-going efforts to reduce costs, manage expenses and operate more efficiently, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters. In 2013, AXA Equitable recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and AXA Equitable’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

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

7-20

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

7-21

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

7-22

The following table lists sales for major insurance product lines for 2013, 2012 and 2011. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	2013	2012	2011

	(In Millions)

Retail:
Annuities
First year	$3,539	$3,583	$3,356
Renewal	2,087	2,202	2,173

	5,626	5,785	5,529

Life(1)
First year	170	231	256
Renewal	1,743	1,770	1,782

	1,913	2,001	2,038

Other(2)
First year	11	11	11
Renewal	220	235	228

	231	246	239

Total retail	7,770	8,032	7,806

Wholesale:
Annuities
First year	4,167	2,840	1,460
Renewal	163	384	384

	4,330	3,224	1,844

Life(1)
First year	63	200	224
Renewal	607	553	496

	670	753	720

Total wholesale	5,000	3,977	2,564

Total Premiums and Deposits	$12,770	$12,009	$10,370

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

2013 Compared to 2012.    Total premiums and deposits for insurance and annuity products for 2013 were $12.8 billion, a $761 million increase from $12.0 billion in 2012 while total first year premiums and deposits increased $1.0 billion to $7.9 billion in 2013 from $6.9 billion in 2012. The annuity line’s first year premiums and deposits increased $1.3 billion to $7.7 billion principally due to the $1.3 billion increase in variable annuity sales in the wholesale channel as a result of higher sales of SCS and Retirement Cornerstone® products partially offset by a $34 million decrease in the retail channel. First year premiums and deposits for the life insurance products decreased $233 million, primarily due to the $117 million and $69 million decreases in sales of interest sensitive insurance products in the wholesale and retail channels, respectively. The decrease in sales of life insurance products primarily reflects the impact that most sales of Indexed life insurance products were issued through MLOA, instead of AXA Equitable and lower sales of other interest sensitive and term life products in the wholesale channel.

Renewal premium and deposits for annuity products in 2013 were $2.3 billion, a $336 million decrease from $2.6 billion in 2012. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products. In 2012, the Company lowered its renewal premium assumptions on certain series of UL products sold in 2011 based on emerging experience which will result in lower future policy fee income.

7-23

2012 Compared to 2011.    Total premiums and deposits for insurance and annuity products for 2012 were $12.0 billion, a $1.6 billion increase from $10.4 billion in 2011 while total first year premiums and deposits increased $1.6 billion to $6.9 billion in 2012 from $5.3 billion in 2011 partially due to sales of recently introduced variable annuity products. The annuity line’s first year premiums and deposits increased $1.6 billion to $6.4 billion principally due to the $1.6 billion increase in variable annuities’ sales ($1.4 billion in the wholesale and $245 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $19 million. First year premiums and deposits for the life insurance products decreased $49 million, primarily due to the $34 million and $17 million decrease in sales of UL insurance products in the retail and wholesale channels and a $5 million decrease in first year term life insurance sales in the wholesale and retail channels. In 2012, the Company lowered its renewal premium assumptions on certain series of UL products sold in 2011 based on emerging experience which will result in lower future policy fee income.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

				Rates(1)
	2013	2012	2011	2013	2012	2011

	(Dollars in Millions)

Annuities	$8,923	$6,103	$6,083	8.1%	6.3%	6.4%
Variable and interest-sensitive life	814	965	943	4.1%	5.1%	5.0%
Traditional life	215	238	249	2.8%	3.0%	3.1%

Total	$9,952	$7,306	$7,275

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

2013 Compared to 2012.    Surrenders and withdrawals increased $2.6 billion, from $7.3 billion in 2012 to $9.9 billion in 2013. There was an increase of $2.8 billion in individual annuities surrenders and withdrawals with decreases of $151 million and $23 million, respectively, in variable and interest sensitive and traditional life products. The annualized annuities surrender rate increased to 8.1% in 2013 from 6.3% in 2012. The increase in annuities surrenders includes $2.2 billion of surrenders related to the 2013 buyback program the Company initiated in third quarter 2013 to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of this program, the Company expects a change in the short term behavior of policyholders, as those who did not accept the offer may be less likely to lapse their contract over the short term. The individual life insurance products’ annualized surrender rate decreased to 3.7% in 2013 from 4.5% in 2012.

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

7-24

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for 2013, 2012 and 2011.

Investment Management - Results of Operations

	2013	2012	2011

	(In Millions)

Revenues:
Investment advisory and service fees(1)	$1,849	$1,764	$1,907
Distribution revenues	465	410	361
Bernstein research services	445	414	437
Other revenues	106	102	108

Commissions, fees and other income	2,865	2,690	2,813

Investment income (losses)	61	68	(55)
Less: interest expense to finance trading activities	(3)	(3)	(3)

Net investment income (losses)	58	65	(58)

Investment gains (losses), net	(8)	(17)	(5)

Total revenues	2,915	2,738	2,750

Expenses:
Compensation and benefits	1,229	1,193	1,805
Distribution related payments	423	367	303
Amortization of deferred sales commissions	41	40	38
Interest expense	1	2	1
Real estate charges	28	223	7
Rent expense	131	161	189
Amortization of other intangible assets, net	24	24	24
Other operating costs and expenses	474	538	547

Total expenses	2,351	2,548	2,914

Earnings (losses) from Continuing Operations before Income Taxes	$564	$190	$(164)

(1)	Included fees earned by AllianceBernstein totaling $39 million, $32 million and $32 million in 2013, 2012 and 2011, respectively, for services provided to the Company.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 – Investment Management

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for 2013 were $564 million, an increase of $374 million from pre-tax earnings of $190 million in 2012.

Revenues totaled $2.9 billion in 2013, an increase of $177 million from $2.7 billion in 2012, primarily due to increases in investment advisory and services fees, distribution revenues and Bernstein research services fees of $85 million, $55 million and $31 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. In 2013, investment advisory and services fees totaled $1.8 billion, an increase of $85 million as compared to 2012. The $98 million increase in base investment advisory and services fees was primarily due to the increase in average assets under management partially offset by a $13 million decrease in performance base fees. The decrease in performance-based fees is primarily attributable to the absence of AllianceBernstein’s $40 million performance fee recorded in 2012 from the Private-Public Investment Fund ($18 million of which was payable to third party sub-advisors). Retail base and performance fees increased $127 million. The

7-25

increase in Retail base fees reflects higher non-U.S. fixed income mutual funds which generally have higher fees as compared to U.S. Retail products and services. Institutional investment and advisory base and performance fees decreased $47 million and Private client fees decreased $4 million.

Distribution revenues increased $55 million in 2013 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues increased $31 million in 2013 as compared to prior year primarily due to growth in Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $7 million decrease in net investment income to $58 million in 2013 as compared to $65 million in 2012 was primarily due to $27 million lower investment income on seed money investments and unrealized gains on equity trading securities ($21 million of income in 2013 as compared to $48 million in 2012) partially offset by lower investment losses of $17 million from derivative instruments ($19 million of losses in 2013 as compared to $36 million of losses in 2012) and $4 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($22 million of investment income in 2013 as compared to $18 million of investment income in 2012).

Investment gains (losses) were an $8 million loss in 2013 as compared to a $17 million loss in 2012. The reduction of $9 million in investment losses was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $2.4 billion in 2013, a decrease of $197 million from the $2.5 billion in 2012 as lower real estate charges, lower other operating costs and expenses and lower rent expense were partially offset by higher distribution related payments and higher compensation and benefit expenses.

For 2013, employee compensation and benefits expenses for the segment were $1.2 billion, an increase of $36 million from 2012. The $36 million increase was primarily attributable to $57 million higher short-term and deferred incentive compensation partially offset by a $17 million decrease in base compensation due to lower headcount.

The distribution related payments increased $56 million to $423 million in 2013 from $367 million in 2012 primarily as a result of higher average Retail Services assets under management.

Rent expense decreased $30 million to $131 million in 2013 as compared to $161 million in 2012. The decrease reflects the impact of AllianceBernstein’s relocation and consolidation of office space.

Real estate charges decreased $195 million to $28 million in 2013 as compared to $223 million in 2012. In 2013, AllianceBernstein recorded $17 million related to additional sublease losses resulting from the extension of sublease marketing periods. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary. In 2012, AllianceBernstein recorded a $223 million real estate charge related to its comprehensive review of AllianceBernstein’s worldwide office locations and its space consolidation plan.

The $64 million decrease in other operating costs and expenses to $474 million for 2013 as compared to $538 million in 2012 was primarily due to $23 million lower portfolio service expenses, $13 million lower professional fees and a decrease of $7 million in technology expenses.

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

7-26

Investment advisory and services fees include base fees and performance-based fees. In 2012, investment advisory and services fees totaled $1.8 billion, a decrease of $143 million from the $1.9 billion in 2011. The $194 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management and a continued shift in product mix from equities to fixed income and other products in Institutional AUM partially offset by a $50 million increase in performance-based fees. In 2012, AllianceBernstein recorded a $40 million performance fee from winding up the Public-Private Investment Program fund. Institutional investment and advisory base and performance fees decreased $131 million and Private client fees decreased $66 million. Retail base and performance fees increased $53 million.

Distribution revenues increased $49 million in 2012 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

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

7-27

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	At or For the Years Ended December 31,
	2013	2012	2011

	(In Millions)

FEES
Third party	$1,780	$1,712	$1,857
General Account and other	44	36	33
Insurance Group Separate Accounts	25	24	26

Total Fees	$1,849	$1,772	$1,916

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$387,543	$370,693
General Account and other	29,668	33,341
Insurance Group Separate Accounts	33,255	25,983

Total AllianceBernstein	450,466	430,017

Insurance Group
General Account and other(2)	20,670	19,474
Insurance Group Separate Accounts	77,458	70,000
Total Insurance Group	98,128	89,474

Total by Account:
Third party(1)	387,543	370,693
General Account and other(2)	50,338	52,815
Insurance Group Separate Accounts	110,713	95,983

Total Assets Under Management	$548,594	$519,491

(1)

Includes $41.9 billion and $46.8 billion of assets managed on behalf of AXA affiliates at December 31, 2013 and 2012, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $14.5 billion and $13.9 billion at December 31, 2013 and 2012, respectively, as well as mortgages and equity real estate totaling $6.2 billion and $5.5 billion at December 31, 2013 and 2012, respectively.

Fees for assets under management increased 4.8% from 2012 to 2013 and decreased 7.9% from 2011 to 2012, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management increased $29.1 billion. The $31.6 billion increase in Third Party and Insurance Group Separate Account assets under management at December 31, 2013 as compared to December 31, 2012 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation partially offset by a decrease of $2.5 billion in General Account and other assets under management.

AllianceBernstein assets under management at December 31, 2013 totaled $450.4 billion as compared to $430.0 billion at December 31, 2012. The $20.4 billion increase was due to $30.6 billion of market appreciation and acquisitions of $2.1 billion partially offset by $12.3 billion of net outflows. The gross outflows of $56.6 billion, $25.9 billion and $10.2 billion in the Retail, Institutional and Private Client channels, respectively, more than offset the inflows of $49.1 billion, $24.9 billion and $6.4 billion, respectively. At December 31, 2013, non-U.S. clients accounted for 35% of the total AUM.

7-28

AllianceBernstein also classifies its assets under management by its investment services categories: Actively and Passively Managed Equity, Actively and Passively Managed Fixed Income and Other. The $12.4 billion increase in Actively Managed Equity AUM to $107.8 billion resulted from $22.8 billion of market appreciation, $15.9 billion in new investments and $2.1 billion of acquisitions partially offset by $28.4 billion in net cash outflows. Passively Managed Equity totaled $49.3 billion, $9.0 billion higher than its December 31, 2012 balance due to $11.0 billion in market appreciation, $3.4 billion of new investments offset by net outflows of $5.4 billion. There was a $15.1 billion decrease in Actively Managed Fixed Income to $239.7 billion at December 31, 2013, as compared to December 31, 2012, due to $61.3 billion of cash outflows, and market depreciation of $8.2 billion offset by new investments of $54.4 billion. AUM in Passively Managed Fixed Income products increased $1.4 billion to $9.3 billion between December 31, 2012 and December 31, 2013 as $1.4 billion in new investments and $200 million in net inflows are partially offset by $200 million in market depreciation. The $12.7 billion increase in Other AUM to $44.3 billion resulted from $5.3 billion in new investments, $5.2 billion in market appreciation and $2.2 billion in net inflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $442.7 billion for December 31, 2013 as compared to $416.0 billion for December 31, 2012. The increase for the Retail and Institutional Channel was $21.2 billion and $6.5 billion, respectively, partially offset by $1 billion in Private Client. The average AUM increases in Actively Managed Fixed Income, Passively Managed Equity, Passively Managed Fixed Income and Other was $18.4 billion, $9.0 billion, $2.7 billion and $6.4 billion, respectively, offset by a decrease of $9.8 billion in Actively Managed Equity AUM.

Performance of AllianceBernstein’s equity services improved for 2013, with the majority of the services outperforming their benchmarks. Emerging Markets Value continued to be an exception, as long-term value characteristics, such as inexpensive cash flows, continued to under-perform, unlike in other parts of the world.

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

General Account Investment Assets

December 31, 2013

Balance Sheet Captions:	Balance Sheet Total	Other(1)	GAIA

	(In Millions)

Fixed maturities, available for sale, at fair value	$29,419	$(388)	$29,807
Mortgage loans on real estate	5,684	(331)	6,015
Equity real estate, held for the production of income	3	2	1
Policy Loans	3,434	(108)	3,542
Other equity investments	1,863	212	1,651
Trading securities	4,221	563	3,658
Other invested assets	1,353	1,353	-

Total investments	45,977	1,303	44,674
Cash and cash equivalents	2,283	777	1,506
Short-term and long-term debt	(1,293)	(1,093)	(200)

Total	$46,967	$987	$45,980

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

7-30

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2013		2012		2011
	Yield	Amount	Yield	Amount	Yield	Amount

	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.64%	$1,341	4.71%	$1,381	5.21%	$1,387
Ending assets		27,870		29,526		28,948
Below investment grade
Income	6.58%	134	6.50%	146	7.53%	166
Ending assets		1,937		2,118		2,206
Mortgages:
Income (loss)	5.51%	315	5.91%	296	6.57%	273
Ending assets		6,015		5,427		4,658
Equity Real Estate:
Income (loss)	17.40%	1	15.07%	14	16.46%	18
Ending assets		1		3		98
Other Equity Investments:
Income (loss)	13.22%	202	11.57%	166	11.20%	154
Ending assets		1,651		1,407		1,433
Policy Loans:
Income	6.16%	219	6.21%	226	6.45%	229
Ending assets		3,542		3,624		3,656
Cash and Short-term Investments:
Income	0.06%	1	0.08%	14	0.64%	4
Ending assets		1,506		1,281		1,044
Trading Securities:
Income	0.18%	5	1.38%	15	13.17%	8
Ending assets		3,658		1,839		472
Total Invested Assets:

Income	4.81%	2,218	5.00%	2,258	4.26%	2,239
Ending Assets		46,180		45,225		42,515

Debt and Other:
Interest expense and other		(16)		(12)		(16)
Ending assets (liabilities)		(200)		(209)		(200)

Total:

Investment income	4.83%	2,202	5.00%	2,246	5.53%	2,223
Less: investment fees	(0.13)%	(59)	(0.11)%	(49)	(0.13)%	(52)

Investment Income, Net	4.70%	$2,143	4.89%	$2,197	5.40%	$2,171

Ending Net Assets		$45,980		$45,016		$42,315

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At December 31, 2013, 71.9% of the fixed maturity portfolio was publicly traded. At December 31, 2013, GAIA held CMBS with an amortized cost of $0.7 billion. The General Account had a $4 million exposure to the direct sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland at December 31, 2013.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

7-31

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Millions)

At December 31, 2013:
Corporate Securities:
Finance	$6,118	$332	$30	$6,420
Manufacturing	6,139	380	87	6,432
Utilities	3,347	243	30	3,560
Services	3,072	202	29	3,245
Energy	1,528	107	13	1,622
Retail and wholesale	1,167	63	16	1,214
Transportation	745	57	7	795
Other	73	2	-	75

Total corporate securities	22,189	1,386	212	23,363

U.S. government	3,566	22	477	3,111
Commercial mortgage-backed	971	10	265	716
Residential mortgage-backed(2)	913	33	1	945
Preferred stock	883	54	51	886
State & municipal	444	35	2	477
Foreign governments	392	45	5	432
Asset-backed securities	132	11	3	140

Total	$29,490	$1,596	$1,016	$30,070

At December 31, 2012:
Corporate Securities:
Finance	$6,364	$495	$3	$6,856
Manufacturing	5,720	676	7	6,389
Utilities	3,212	420	3	3,629
Services	3,028	358	5	3,381
Energy	1,338	198	-	1,536
Retail and wholesale	1,063	113	1	1,175
Transportation	708	96	2	802
Other	30	3	-	33

Total corporate securities	21,463	2,359	21	23,801

U.S. government	4,642	519	1	5,160
Commercial mortgage-backed	1,175	16	291	900
Residential mortgage-backed(2)	1,863	85	-	1,948
Preferred stock	1,089	59	11	1,137
State & municipal	445	85	-	530
Foreign governments	454	76	-	530
Asset-backed securities	175	12	5	182

Total	$31,306	$3,211	$329	$34,188

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”), evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC designations of “1” or “2” include fixed maturities considered investment grade, which

7-32

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.6 billion, or 5.3%, of the total fixed maturities at December 31, 2013 and $1.7 billion, or 5.4%, of the total fixed maturities at December 31, 2012. Gross unrealized losses on public and private fixed maturities increased from $329 million in 2012 to $1,016 million in 2013. Below investment grade fixed maturities represented 22.2% and 46.5% of the gross unrealized losses at December 31, 2013 and 2012, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in 2013 than in the prior year.

Public Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)

At December 31, 2013:
1	Aaa, Aa, A	$12,699	$635	$562	$12,772
2	Baa	7,550	478	104	7,924

	Investment grade	20,249	1,113	666	20,696

3	Ba	706	36	12	730
4	B	150	3	12	141
5	C and lower	18	-	1	17
6	In or near default	79	-	45	34

	Below investment grade	953	39	70	922

Total Public Fixed Maturities		$21,202	$1,152	$736	$21,618

At December 31, 2012:
1	Aaa, Aa, A	$14,697	$1,656	$53	$16,300
2	Baa	7,365	801	10	8,156

	Investment grade	22,062	2,457	63	24,456

3	Ba	770	45	6	809
4	B	158	4	4	158
5	C and lower	93	1	19	75
6	In or near default	37	-	12	25

	Below investment grade	1,058	50	41	1,067

Total Public Fixed Maturities		$23,120	$2,507	$104	$25,523

(1)	At December 31, 2013 and 2012, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-33

Private Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)

At December 31, 2013:
1	Aaa, Aa, A	$4,283	$222	$80	$4,425
2	Baa	3,383	207	44	3,546

	Investment grade	7,666	429	124	7,971

3	Ba	245	6	14	237
4	B	77	-	12	65
5	C and lower	103	1	37	67
6	In or near default	198	8	93	113

	Below investment grade	623	15	156	482

Total Private Fixed Maturities		$8,289	$444	$280	$8,453

At December 31, 2012:
1	Aaa, Aa, A	$4,303	$365	$100	$4,568
2	Baa	3,235	324	13	3,546

	Investment grade	7,538	689	113	8,114

3	Ba	226	3	23	206
4	B	149	1	15	135
5	C and lower	50	-	15	35
6	In or near default	223	11	59	175

	Below investment grade	648	15	112	551

Total Private Fixed Maturities		$8,186	$704	$225	$8,665

(1)

Includes, as of December 31, 2013 and 2012, respectively, 12 securities with amortized cost of $117 million (fair value, $106 million) and 12 securities with amortized cost of $109 million (fair value, $109 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-34

Corporate Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)

At December 31, 2013:
1	Aaa, Aa, A	$11,077	$701	$99	$11,679
2	Baa	10,252	635	101	10,786

	Investment grade	21,329	1,336	200	22,465

3	Ba	717	40	8	749
4	B	129	2	4	127
5	C and lower	12	-	-	12
6	In or near default	2	8	-	10

	Below investment grade	860	50	12	898

Total Corporate Fixed Maturities		$22,189	$1,386	$212	$23,363

At December 31, 2012:
1	Aaa, Aa, A	$10,871	$1,236	$5	$12,102
2	Baa	9,764	1,066	4	10,826

	Investment grade	20,635	2,302	9	22,928

3	Ba	699	47	6	740
4	B	114	2	5	111
5	C and lower	12	-	1	11
6	In or near default	3	8	-	11

	Below investment grade	828	57	12	873

Total Corporate Fixed Maturities		$21,463	$2,359	$21	$23,801

Asset-backed Securities

At December 31, 2013, the amortized cost and fair value of asset backed securities held were $132 million and $140 million, respectively; at December 31, 2012, those amounts were $175 million and $182 million, respectively. At December 31, 2013, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $10 million and $10 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $39 million and $39 million, respectively.

7-35

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

December 31, 2013

	Moody’s Agency Rating					Total	Total
Vintage	Aaa	Aa	A	Baa	Ba and Below	December 31, 2013	December 31, 2012

	(In Millions)

At amortized cost:
2004 and Prior Years	$-	$3	$8	$29	$142	$182	$298
2005	15	5	30	51	324	425	477
2006	-	-	-	-	276	276	302
2007	1	-	-	-	87	88	98

Total CMBS	$16	$8	$38	$80	$829	$971	$1,175

At fair value:
2004 and Prior Years	$-	$3	$8	$29	$111	$151	$273
2005	16	6	31	52	248	353	411
2006	-	-	-	-	153	153	154
2007	-	-	-	-	59	59	62

Total CMBS	$16	$9	$39	$81	$571	$716	$900

Mortgages

Investment Mix

At December 31, 2013 and 2012, respectively, approximately 13.3% and 12.1%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2013	December 31, 2012

	(In Millions)

Commercial mortgage loans	$4,238	$3,822
Agricultural mortgage loans	1,870	$1,658

Total Mortgage Loans	$6,108	$5,480

7-36

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	December 31, 2013		December 31, 2012
	Amortized Cost	% of Total	Amortized Cost	% of Total

	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,753	28.7%	$1,688	30.8%
Middle Atlantic	1,473	24.1	1,314	24.0
South Atlantic	890	14.5	630	11.5
East North Central	561	9.2	574	10.5
Mountain	422	6.9	397	7.2
West North Central	419	6.9	354	6.5
West South Central	348	5.7	346	6.3
New England	133	2.2	104	1.9
East South Central	109	1.8	73	1.3

Total Mortgage Loans	$6,108	100.0%	$5,480	100.0%

By Property Type:
Office buildings	$1,945	31.8%	$1,828	33.3%
Agricultural properties	1,870	30.6	1,658	30.2
Apartment complexes	1,089	17.8	924	16.9
Industrial buildings	449	7.4	454	8.3
Retail Stores	352	5.8	267	4.9
Hospitality	274	4.5	245	4.5
Other	129	2.1	104	1.9

Total Mortgage Loans	$6,108	100.0%	$5,480	100.0%

At December 31, 2013, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 66% while the agricultural mortgage loans weighted average loan-to-value ratio was 45%.

7-37

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2013

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)

0% - 50%	$470	$83	$213	$792	$244	$49	$1,851
50% - 70%	487	623	864	697	284	39	2,994
70% - 90%	116	-	313	240	105	219	993
90% plus	135	-	-	60	27	48	270

Total Commercial and Agricultural Mortgage Loans	$1,208	$706	$1,390	$1,789	$660	$355	$6,108

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2013.

Mortgage Loans by Year of Origination

	December 31, 2013
Year of Origination	Amortized Cost	% of Total

	(Dollars In Millions)

2013	$1,513	24.8%
2012	1,405	23.0
2011	1,039	17.0
2010	293	4.8
2009	494	8.1
2008 and prior	1,364	22.3

Total Mortgage Loans	$6,108	100.0%

At December 31, 2013 and 2012, respectively, $9 million and $2 million of mortgage loans were classified as problem loans while $27 million and $61 million were classified as potential problem loans and $135 million and $126 million were classified as restructured loans.

7-38

In 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 5, 2013. On October 10, 2013, this loan was further modified to interest only payments through June 5, 2014, at which time the loan reverts to its normal amortizing payment. In 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

December 31, 2013

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post -Modification

		(Dollars In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	-	$-	$-
Commercial mortgage loans	2	126	135

Total	2	$126	$135

There were no default payments on the above loans during 2013.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

	(In Millions)

Balances, beginning of year	$34	$32
Provisions	10	26
Recoveries	(2)	(24)

Balances, End of Year	$42	$34

Other Equity Investments

At December 31, 2013, private equity partnerships, hedge funds and real-estate related partnerships were 87.1% of total other equity investments. These interests, which represent 3.1% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	December 31, 2013	December 31, 2012

	(In Millions)

Common stock	$214	$67
Joint ventures and limited partnerships:
Private equity	1,061	1,048
Hedge funds	268	156
Real estate related	111	120

Total Other Equity Investments	$1,654	$1,391

Derivatives

The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.

7-39

Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GIB features. The Company had previously issued certain variable annuity products with guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features (collectively, “GWBL and other features”). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB benefits, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with the GIB and GWBL and other features is that under-performance of the financial markets could result in the GIB and GWBL and other features’ benefits being higher than what accumulated policyholders’ account balances would support.

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

At the end of 2012, AXA Equitable adjusted its outlook for future interest rate scenarios for some variable annuities with hedged GMDB and GMIB guarantees, as measured under AXA Equitable’s economic hedging framework, leading to a reduction in AXA Equitable’s estimate of its interest rate exposure. The reduced interest rate exposure led to AXA Equitable reducing the size of its interest rate hedges, as well as a change to the maturity profile of the hedge instruments. In addition, AXA Equitable began to fully unwind its swap and swaption positions hedging exposure to interest rate volatility completing a full unwind of the related GMDB and GMIB position in the first quarter 2013, and completing the full unwind of swaps and swaptions in the second quarter 2013.

The Company periodically, including during 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

Derivatives utilized to hedge crediting exposure on SCS, SIO, MSO and IUL products/investment options

The Company also uses equity index options on the S&P 500, Russell 2000, Morgan Stanley Capital International (“MSCI”), Europe, Australasia and Far East (“EAFE”), MSCI Emerging Markets (“EM”) and NASDAQ indices as well as options on Gold, Oil and a Real Estate index for the purpose of hedging crediting rate exposure in its Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. This involves entering into a package of calls and/or put options whose payoff mimics the crediting rate embedded in individual segments of the products. For the SCS variable annuity product, a portion of the exposure is hedged using asset swaps.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company uses swaptions and swaps to reduce the risk associated with interest margins on these interest-sensitive contracts. At December 31, 2013, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

7-40

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of credit default swaps exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these credit default swaps. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent US Treasury bond.

7-41

The tables below present quantitative disclosures about the Company derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2013

				Gains (Losses)
		Fair Value		Reported in
	Notional	Asset	Liability	Net Earnings
	Amount	Derivatives	Derivatives	(Loss)

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$4,872	$-	$-	$(1,424)
Swaps	1,208	-	48	(311)
Options	7,506	1,056	593	366

Interest rate contracts:(1)
Floors	2,400	193	-	(5)
Swaps	9,741	215	211	(1,011)
Futures	10,763	-		(314)
Swaptions	-	-		(154)

Credit contracts:(1)
Credit default swaps	300	9	-	5

Net investment income				(2,848)

Embedded derivatives:
GMIB reinsurance contracts	-	6,747	-	(4,297)

GWBL and other features(2)	-	-	-	265
SCS, SIO, MSO and IUL indexed features(3)	-	-	346	(429)

Balances, December 31, 2013	$36,790	$8,220	$1,198	$(7,309)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

7-42

Derivative Instruments by Category

At or For the Year Ended December 31, 2012

				Gains (Losses)
		Fair Value		Reported in
	Notional	Asset	Liability	Net Earnings
	Amount	Derivatives	Derivatives	(Loss)

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,098	$-	$-	$(1,039)
Swaps	875	1	52	(313)
Options	3,492	443	219	66

Interest rate contracts:(1)
Floors	2,700	291	-	68
Swaps	18,130	554	352	412
Futures	14,033	-	-	84
Swaptions	7,608	502	-	(220)

Net investment income				(942)

Embedded derivatives:
GMIB reinsurance contracts	-	11,044	-	497

GWBL and other features(2)	-	-	265	26

Balances, December 31, 2012	$52,936	$12,835	$888	$(419)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

7-43

Derivative Instruments by Category

At or For the Year Ended December 31, 2011

				Gains (Losses)
		Fair Value		Reported in
	Notional	Asset	Liability	Net Earnings
	Amount	Derivatives	Derivatives	(Loss)

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,332	$-	$-	$(43)
Swaps	745	9	20	33
Options	1,211	91	85	(21)

Interest rate contracts:(1)
Floors	3,000	327	-	139
Swaps	9,695	500	313	594
Futures	11,983	-	-	850
Swaptions	7,353	1,029	-	817

Net investment income				2,369

Embedded derivatives:
GMIB reinsurance contracts	-	10,547	-	5,941

GWBL and other features(2)	-	-	291	(197)

Balances, December 31, 2011	$40,319	$12,503	$709	$8,113

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	2013	2012	2011

	(In Millions)

Fixed maturities	$(80)	$(90)	$(28)
Other equity investments	(4)	5	1
Other	(7)	(7)	(14)

Total	$(91)	$(92)	$(41)

7-44

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	2013	2012	2011

	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$87	$30	$23

Total gross realized investment gains	87	30	23

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(66)	(94)	(32)
Gross losses on sales and maturities	(101)	(26)	(19)

Total gross realized investment losses	(167)	(120)	(51)

Total	$(80)	$(90)	$(28)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss) (1)

	2013	2012	2011

	(In Millions)

Fixed Maturities:
Public fixed maturities	$(18)	$(18)	$(18)
Private fixed maturities	(48)	(76)	(14)

Total fixed maturities securities	(66)	(94)	(32)

Equity securities	(4)	-	-

Total	$(70)	$(94)	$(32)

(1)

For 2013, 2012 and 2011, respectively, excludes $15 million, $2 million and $4 million of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

OTTI on fixed maturities recorded in income in 2013, 2012 and 2011 were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

7-45

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

General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total

	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,522	18.0%	$4,253	20.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	36	0.2	30	0.1
At contract value, less surrender charge of 5% or more	1,048	5.4	1,230	5.9

Subtotal	1,084	5.6	1,260	6.0

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	14,950	76.4	15,373	73.6

Total Annuity Reserves And Deposit Liabilities	$19,556	100.0%	$20,886	100.0%

Analysis of Statement of Cash Flows

Years Ended December 31, 2013 and 2012

Cash and cash equivalents of $2.3 billion at December 31, 2013 decreased $879 million from $3.2 billion at December 31, 2012.

Net cash provided by (used in) operating activities was $74 million in 2013 as compared to the $(780) million in 2012. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $3.4 billion in 2013, $737 million higher than the $2.7 billion in 2012. The change was principally due to cash outflows related to derivatives of $2.5 billion in 2013 as compared to $287 million in 2012. There were net purchases of $823 million in 2013 as compared to $2.4 billion in 2012.

Cash flows provided by financing activities decreased $931 million from $3.4 billion in 2012 to $2.5 billion in 2013. The decrease resulted from a $500 million repayment of loans from affiliates in 2013, $388 million higher cash outflows from changes in collateralized assets and liabilities, $174 million lower net deposits to policyholders’ account balances ($4.3 billion in 2013 compared to $4.5 billion in 2012) and the absence of a capital contribution of $195 million recorded in 2012 from the sale of AXA Equitable’s 50% interest in a real estate joint venture to an AXA Financial subsidiary. These decreases were offset by $125 million lower AllianceBernstein Holding units purchased by AllianceBernstein to fund long-term incentive compensation plan awards ($113 million in 2013 compared to $238 million in 2012) and $128 million lower dividends to shareholders ($234 million in 2013 compared to $362 million in 2012).

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

7-46

Net cash used in investing activities was $2.7 billion in 2012, $664 million higher than the $2.0 billion in 2011. The change was principally due to cash outflows related to derivatives of $287 million in 2012 as compared to cash inflows of $1.4 billion in 2011. There were net purchases of $2.4 billion in 2012 as compared to $3.4 billion in 2011.

Cash flows provided by financing activities decreased $631 million from $4.0 billion in 2011 to $3.4 billion in 2012. There was a decrease in the change in collateralized assets and liabilities of $293 million in 2012 as compared to an increase of $1.1 billion in 2011. The impact of the net deposits to policyholders’ account balances was $4.5 billion and $3.6 billion in 2012 and 2011, respectively. Additional AllianceBernstein Holding units were purchased by AllianceBernstein to fund long-term incentive compensation plan awards for $238 million and $221 million in 2012 and 2011, respectively. In 2012, a capital contribution of $195 million was recorded from the sale of AXA Equitable’s 50% interest in a real estate joint venture to an AXA Financial subsidiary.

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

The Company’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder. In 2013 , AXA Equitable paid $234 million in cash and transferred approximately10.9 million in Units of AllianceBernstein at book value of $113 million (fair value of $234 million) in shareholder dividends to AXA Financial. In 2012 and 2011, respectively, AXA Equitable paid $362 million and $379 million in shareholder dividends.

Sources of Liquidity.    The principal sources of AXA Equitable’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates and dividends and distributions from subsidiaries.

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2013, this asset pool included an aggregate of $1.5 billion in highly liquid short-term investments, as compared to $2.5 billion at December 31, 2012. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.

Other liquidity sources include dividends and distributions from AllianceBernstein and other subsidiaries. In 2013, the Company received cash distributions from AllianceBernstein and AllianceBernstein Holding of $168 million as compared to $114 million in 2012. In 2013, the Company received cash distributions from AXA Equitable Funds Management Group LLC (“FMG”) of $335 million as compared to $278 million in 2012 as FMG began operations as a separate legal entity on May 1, 2011.

Third-party borrowings.    Since July 2008, AXA Equitable has been a member of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement ($13 million as of December 31, 2013). The credit facility provided by FHLBNY supplements other liquidity sources and provides a diverse and reliable source of funds. Any borrowings from the FHLBNY require the purchase of FHLBNY activity-based stock equal to 4.5% of the borrowings. AXA Equitable’s borrowing capacity with FHLBNY is $1.0 billion. As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral. At December 31, 2013, there were no outstanding borrowings from FHLBNY.

In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015.

7-47

At December 31, 2013, AXA Equitable had no short-term debt outstanding.

Affiliated borrowings.    In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note pays interest semi-annually and matures on December 1, 2018.

In November 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note paid interest semi-annually and was scheduled to mature on December 1, 2018. In June 2013, AXA Equitable repaid this note at par value plus interest accrued to AXA Financial.

In 2005, AXA Equitable issued a $325 million callable 6.0% surplus note to AXA Financial. The note pays interest semi-annually and matures on December 1, 2035.

Affiliated loans.    In third quarter 2013, AXA Equitable purchased, at fair value, AXA Arizona’s $50 million note receivable from AXA for $56 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

In June 2009, AXA Equitable sold a real estate property valued at $1.1 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property. The $439 million after-tax excess of the real estate property fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

In September 2007, AXA Equitable purchased a $650 million 5.4% Senior Unsecured Note from AXA. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

Off Balance Sheet Transactions.    At December 31, 2013 and 2012, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements.

Guarantees and Other Commitments.    AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $504 million and $595 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2013.

Statutory Regulation, Capital and Dividends.    AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At December 31, 2013, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($6.8 billion at December 31, 2013) and/or letters of credit ($3.3 billion at December 31, 2013). These letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity. For additional information, see “Item 1A – Risk Factors”.

AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Lower interest rates and/or poor equity market performance increase the reserve requirements and capital needed to support the variable annuity guarantee business. While future capital requirements will depend on future market conditions, including regulations related to AXA Arizona, management believes that AXA Equitable will continue to have the ability to meet the capital requirements necessary to support its business. For additional information, see “Item 1A – Risk Factors”.

7-48

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $382 million during 2014. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS, who then has 30 days to disapprove the distribution. In 2013, AXA Equitable paid $234 million in cash and transferred approximately 10.9 million in Units of AllianceBernstein at fair value of $234 million in shareholder dividends to AXA Financial. In 2012 and 2011, respectively, AXA Equitable paid $362 million and $379 million in shareholder dividends.

For 2013, 2012 and 2011, respectively, AXA Equitable’s statutory net income (loss) totaled $(28) million, $602 million and $967 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.4 billion and $5.2 billion at December 31, 2013 and 2012, respectively.

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

Debt and Credit Facilities

At December 31, 2013 and 2012, AllianceBernstein had $268 million and $323 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2013 and 2012 were $282 million and $405 million, respectively, with weighted average interest rates of approximately 0.3% and 0.4%, respectively.

AllianceBernstein has a $1.0 billon committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein management expects to draw on the AB Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2013, AllianceBernstein was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Amounts under the AB Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of December 31, 2013 and 2012, we had no amounts outstanding under the AB Credit Facility.

7-49

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit.

As of December 31, 2013 and 2012, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2013 and 2012 were $6 million and $18 million, respectively, with weighted average interest rates of approximately 1.0% and 1.3% for 2013 and 2012, respectively.

AllianceBernstein’s financial condition and access to public and private debt markets should provide adequate liquidity for AllianceBernstein’s general business needs. AllianceBernstein’s Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations. For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2013.

Other AllianceBernstein Transactions

AllianceBernstein engages in open-market purchases of AllianceBernstein Holding L.P. (“AB Holding”) Units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding Units from employees and other corporate purposes. During 2013 and 2012, AllianceBernstein purchased 5.2 million and 15.7 million Holding Units for $111 million and $239 million respectively. These amounts reflect open-market purchases of 1.9 million and 12.3 million Holding Units for $39 million and $182 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 13.9 million (including 6.5 million restricted Holding units granted in December 2013 for 2013 year-end rewards and 6.5 million granted in January 2013 for 2012 year-end awards). During 2012, AllianceBernstein granted to employees and Eligible Directors 12.1 million restricted Holding awards (including 8.7 million granted in January 2012 for 2011 year-end awards). Prior to third quarter 2013, AllianceBernstein funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust. In December 2013, AB Holding newly issued 3.9 million Holding units to fund the restricted Holding units awards granted in December 2013.

Effective July 1, 2013, management of AllianceBernstein and AllianceBernstein Holding L.P. (“AB Holding”) retired all unallocated Holding units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and AB Holding intend to retire additional units as AllianceBernstein purchases Holding units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding units is not available in the rabbi trust to fund new awards, AB Holding will issue new Holding units in exchange for newly-issued AllianceBernstein units, as was done in December 2013.

The 2012 long-term incentive compensation awards allowed most employees to allocate their award between restricted Holding units and deferred cash. As a result, 6.5 million restricted Holding unit awards for the December 2012 awards were awarded and allocated as such within the consolidated rabbi trust in January. There were approximately 17.9 million unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2012. The purchases and issuances of Holding units resulted in an increase of $60 million in Capital in excess of par value during 2012 with a corresponding decrease of $60 million in Noncontrolling interest.

Off-Balance Sheet Arrangements

AllianceBernstein had no off-balance sheet arrangements other than the guarantees that are discussed below.

7-50

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

AllianceBernstein maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCB LLC, SCBL and AllianceBernstein Holdings (Cayman) Ltd. AllianceBernstein also maintains three additional guarantees with other commercial banks, under which it guarantees approximately $448 million of obligations for SCBL. In the event SCB LLC, SCBL or AllianceBernstein Holdings (Cayman) Ltd. is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

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

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates:

•

At December 31, 2013, AXA Equitable had outstanding $650 million of 5.7% senior unsecured notes issued by AXA affiliates and a $400 million 8.0% mortgage note from a non-insurance subsidiary of AXA Financial.

•

AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates. During first quarter 2011 AXA sold its 50% interest in its consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011 AllianceBernstein purchased that 50% interest from an unaffiliated third party making the Australian entity an indirect wholly-owned subsidiary of AllianceBernstein. Investment advisory and service fees earned by this joint venture were approximately $9 million in 2011, of which approximately $3 million, were from AXA affiliates and $1 million, were attributed to noncontrolling interest.

•

AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $55 million, $50 million and $47 million in 2013, 2012 and 2011, respectively. Payments by AXA and AXA affiliates to the Company under such agreements totaled approximately $24 million, $26 million and $22 million in 2013, 2012 and 2011, respectively. Included in the payments by AXA and AXA affiliates to the Company were $15 million, $17 million and $13 million from AXA Technology Services America, Inc. (“AXA Tech”) for 2013, 2012 and 2011, respectively. The Company provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $110 million, $111 million and $105 million for 2013, 2012 and 2011, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 10, 11, 12 and 16 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2013 for information on related party transactions.

7-51

A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:

Contractual Obligations - December 31, 2013

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

	(In Millions)

Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities(1)	$97,146	$1,350	$4,222	$5,615	$85,959
Long-term debt	200	-	200	-	-
Interest on long-term debt	31	15	16	-	-
Loans from affiliates	825	-	-	825	-
Interest on loans from affiliates	607	55	110	110	332
Operating leases, net of subleases	1,726	176	330	304	916
AllianceBernstein Funding commitments	23	4	19	-	-
Employee benefits	1,803	189	388	373	853

Total Contractual Obligations	$5,215	$439	$1,063	$1,612	$2,101

•

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

Unrecognized tax benefits of $712 million including $4 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2013, AllianceBernstein had funded $25 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, AllianceBernstein committed to invest $25 million in the Real Estate Fund. As of December 31, 2013, AllianceBernstein had funded $12 million of this commitment.

During 2012, AllianceBernstein entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2013, AllianceBernstein had funded $8 million of this commitment.

At year-end 2013, AllianceBernstein had a $314 million accrual for compensation and benefits, of which $182 million is expected to be paid in 2014, $77 million in 2015 and 2016, $24 million in 2017-2018 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $13 million in each of the next four years. AllianceBernstein currently estimates it will make a contribution of $6 million to its qualified pension plan during 2014.

7-52

In addition, the Company has obligations under contingent commitments at December 31, 2013, including: AllianceBernstein’s revolving credit facility and commercial paper program; AXA Equitable had $18 million undrawn letters of credit; as well as the Company’s $504 million and $595 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 16 and 17 of Notes to Consolidated Financial Statements.

7-53

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

Investments with Interest Rate Risk – Fair Value.    Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 87.0% of the carrying value of General Account Investment Assets at December 31, 2013. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 BP increase in interest rates at December 31, 2013 and 2012 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2013		December 31, 2012
	Fair Value	Balance After +100 BP Change	Fair Value	Balance After +100 BP Change

	(In Millions)

Insurance Group:
Fixed maturities:
Fixed rate	$33,357	$31,511	$35,463	$33,223
Floating rate	533	529	754	750
Mortgage loans	6,114	5,838	5,651	5,461

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

7A-1

Investments with Equity Price Risk – Fair Value.    The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2013 and 2012:

Equity Price Risk Exposure

	December 31, 2013		December 31, 2012
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change

	(In Millions)

Insurance Group	$29	$26	$67	$61

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

Liabilities with Interest Rate Risk – Fair Value. At December 31, 2013 and 2012, respectively, the aggregate carrying values of policyholders’ liabilities were $52.0 billion and $50.9 billion, approximately $43.2 billion and $44.1 billion of which liabilities are reactive to interest rate fluctuations. The aggregate fair value of such liabilities at years end 2013 and 2012 were $48.2 billion and $60.9 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $4.4 billion and $7.2 billion, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

At December 31, 2013 and 2012, the aggregate fair value of long-term debt issued by AXA Equitable was $225 million and $236 million, respectively. The table below shows the potential fair value exposure to an immediate 100 BP decrease in interest rates from those prevailing at the end of 2013 and of 2012.

Interest Rate Risk Exposure

	December 31, 2013		December 31, 2012
	Fair Value	Balance After -100 BP Change	Fair Value	Balance After -100 BP Change

	(In Millions)

Continuing Operations:
Fixed rate	$225	$229	$236	$243

Derivatives and Interest Rate and Equity Risks – Fair Value.    The Company primarily uses derivative contracts for asset/liability risk management, to mitigate the Company’s exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaptions, floor contracts and credit default swaps to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products. As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the

7A-2

adverse effects of equity market declines on the Company’s statutory reserves. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in over-the-counter (“OTC”) derivative transactions the Company generally enters into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, the Company generally has executed a Credit Support Annex (“CSA”) with each of its OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.

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

7A-3

At December 31, 2013 and 2012, the net fair values of the Company’s derivatives were $967 million and $1,168 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Insurance Group - Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After -100 BP Change	Fair Value	Balance After +100 BP Change

	(In Millions, Except for Weighted Average Term)

December 31, 2013
Floors	$2,400	3.0	$238	$193	$139
Swaps	10,041	3.0	1,076	12	(865)
Futures	10,764	-	287	-	(185)

Total	$23,205		$1,601	$205	$(911)

December 31, 2012
Floors	$2,700	4.2	$327	$291	$216
Swaps	18,130	8.0	1,069	203	(551)
Futures	14,033	0.3	634	-	(503)
Swaptions	7,608	2.7	1,507	502	125

Total	$42,471		$3,537	$996	$(713)

			Equity Sensitivity
			Fair Value	Balance after -10% Equity Price Shift

December 31, 2013
Futures	$4,872	-	$-	$435
Swaps	1,208	1	(48)	89
Options	7,506	3	462	279

Total	$13,586		$414	$803

December 31, 2012
Futures	$6,098		$-	$574
Swaps	875		(52)	49
Options	3,492		224	124

Total	$10,465		$172	$747

In addition to the freestanding derivatives discussed above, the Company has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $6.7 billion and $11.0 billion at December 31, 2013 and 2012, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2013 and 2012, respectively, would increase the balances of the reinsurance contract asset to $7.6 billion and $11.9 billion. Also, the SCS, SIO, MSO, IUL, GIB, GWBL and other feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features was $346 million at December 31, 2013 and the liability for GIB and GWBL and other features was $265 million at December 31, 2012. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2013 and 2012, respectively, would be to increase the liability balance to $292 million and $342 million.

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

Investments with Interest Rate Risk – Fair Value.    The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 BP increase in interest rates at all maturities from the levels prevailing at December 31, 2013 and 2012:

Interest Rate Risk Exposure

	December 31, 2013		December 31, 2012
	Fair Value	Balance After +100 BP Point	Fair Value	Balance After +100 BP Change

	(In Millions)

Fixed Income Investments:
Trading	$237	$224	$207	$197
Available-for-sale and other investments	-	-	6	6

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

Investments with Equity Price Risk – Fair Value.    AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2013 and 2012:

Equity Price Risk Exposure

	December 31, 2013		December 31, 2012
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change

	(In Millions)

Equity Investments:
Trading	$337	$303	$269	$242
Available-for-sale and other investments	205	185	251	226

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein L.P. and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2013.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA EQUITABLE LIFE INSURANCE COMPANY

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (“the Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2014

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS	(In Millions)

Investments:
Fixed maturities available for sale, at fair value	$29,419	$33,607
Mortgage loans on real estate	5,684	5,059
Equity real estate, held for the production of income	3	4
Policy loans	3,434	3,512
Other equity investments	1,863	1,643
Trading securities	4,221	2,309
Other invested assets	1,353	1,828

Total investments	45,977	47,962
Cash and cash equivalents	2,283	3,162
Cash and securities segregated, at fair value	981	1,551
Broker-dealer related receivables	1,539	1,605
Deferred policy acquisition costs	3,874	3,728
Goodwill and other intangible assets, net	3,703	3,673
Amounts due from reinsurers	3,934	3,847
Loans to affiliates	1,088	1,037
Guaranteed minimum income benefit reinsurance asset, at fair value	6,747	11,044
Other assets	4,418	5,095
Separate Accounts’ assets	108,857	94,139

Total Assets	$183,401	$176,843

LIABILITIES
Policyholders’ account balances	$30,340	$28,263
Future policy benefits and other policyholders liabilities	21,697	22,687
Broker-dealer related payables	538	664
Customers related payables	1,698	2,562
Amounts due to reinsurers	71	75
Short-term and long-term debt	468	523
Loans from affiliates	825	1,325
Current and deferred income taxes	2,813	5,172
Other liabilities	2,653	3,503
Separate Accounts’ liabilities	108,857	94,139

Total liabilities	169,960	158,913

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 16 and 17)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(CONTINUED)

	2013	2012

EQUITY	(In Millions)

AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	5,934	5,992
Retained earnings	5,205	9,125
Accumulated other comprehensive income (loss)	(603)	317

Total AXA Equitable’s equity	10,538	15,436

Noncontrolling interest	2,903	2,494

Total equity	13,441	17,930

Total Liabilities and Equity	$183,401	$176,843

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,546	$3,334	$3,312
Premiums	496	514	533
Net investment income (loss):
Investment income (loss) from derivative instruments	(2,866)	(978)	2,374
Other investment income (loss)	2,237	2,316	2,128

Total net investment income (loss)	(629)	1,338	4,502

Investment gains (losses), net:
Total other-than-temporary impairment losses	(81)	(96)	(36)
Portion of loss recognized in other comprehensive income (loss)	15	2	4

Net impairment losses recognized	(66)	(94)	(32)
Other investment gains (losses), net	(33)	(3)	(15)

Total investment gains (losses), net	(99)	(97)	(47)

Commissions, fees and other income	3,823	3,574	3,631
Increase (decrease) in the fair value of the reinsurance contract asset	(4,297)	497	5,941

Total revenues	2,840	9,160	17,872

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,691	2,989	4,360
Interest credited to policyholders’ account balances	1,373	1,166	999
Compensation and benefits	1,743	1,672	2,263
Commissions	1,160	1,248	1,195
Distribution related payments	423	367	303
Amortization of deferred sales commissions	41	40	38
Interest expense	88	108	106
Amortization of deferred policy acquisition costs	580	576	3,620
Capitalization of deferred policy acquisition costs	(655)	(718)	(759)
Rent expense	169	201	240
Amortization of other intangible assets	24	24	24
Other operating costs and expenses	1,512	1,429	1,359

Total benefits and other deductions	8,149	9,102	13,748

Earnings (loss) from continuing operations, before income taxes	$(5,309)	$58	$4,124
Income tax (expense) benefit	2,073	158	(1,298)

Net earnings (loss)	(3,236)	216	2,826
Less: net (earnings) loss attributable to the noncontrolling interest	(337)	(121)	101

Net Earnings (Loss) Attributable to AXA Equitable	$(3,573)	$95	$2,927

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(3,236)	$216	$2,826

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(1,211)	580	366
Change in defined benefit plans	299	26	(74)

Total other comprehensive income (loss), net of income taxes	(912)	606	292

Comprehensive income (loss)	(4,148)	822	3,118

Less: Comprehensive (income) loss attributable to noncontrolling interest	(345)	(113)	122

Comprehensive Income (Loss) Attributable to AXA Equitable	$(4,493)	$709	$3,240

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,992	5,743	5,593
Changes in capital in excess of par value	(58)	249	150

Capital in excess of par value, end of year	5,934	5,992	5,743

Retained earnings, beginning of year	9,125	9,392	6,844
Net earnings (loss)	(3,573)	95	2,927
Stockholder dividends	(347)	(362)	(379)

Retained earnings, end of year	5,205	9,125	9,392

Accumulated other comprehensive income (loss), beginning of year	317	(297)	(610)
Other comprehensive income (loss)	(920)	614	313

Accumulated other comprehensive income (loss), end of year	(603)	317	(297)

Total AXA Equitable’s equity, end of year	10,538	15,436	14,840

Noncontrolling interest, beginning of year	2,494	2,703	3,118
Purchase of AllianceBernstein Units by noncontrolling interest	-	-	1
Purchase of noncontrolling interest in consolidated entity	-	-	(31)
Repurchase of AllianceBernstein Holding units	(76)	(145)	(140)
Net earnings (loss) attributable to noncontrolling interest	337	121	(101)
Dividends paid to noncontrolling interest	(306)	(219)	(312)
Dividend of AllianceBernstein Units by AXA Equitable to AXA Financial	113	-	-
Other comprehensive income (loss) attributable to noncontrolling interest	8	(8)	(21)
Other changes in noncontrolling interest	333	42	189

Noncontrolling interest, end of year	2,903	2,494	2,703

Total Equity, End of Year	$13,441	$17,930	$17,543

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

	(In Millions)

Net earnings (loss)	$(3,236)	$216	$2,826
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,373	1,166	999
Universal life and investment-type product policy fee income	(3,546)	(3,334)	(3,312)
Net change in broker-dealer and customer related receivables/payables	(740)	383	266
(Income) loss related to derivative instruments	2,866	978	(2,374)
Change in reinsurance recoverable with affiliate	(176)	(207)	(242)
Investment (gains) losses, net	99	97	47
Change in segregated cash and securities, net	571	(272)	(170)
Change in deferred policy acquisition costs	(74)	(142)	2,861
Change in future policy benefits	(384)	876	2,110
Change in current and deferred income taxes	(1,754)	(254)	1,226
Real estate related write-off charges	56	42	5
Change in the fair value of the reinsurance contract asset	4,297	(497)	(5,941)
Amortization of deferred compensation	159	22	418
Amortization of deferred sales commission	41	40	38
Amortization of reinsurance cost	280	47	211
Other depreciation and amortization	122	157	146
Amortization of other intangibles	24	24	24
Other, net	180	(122)	(76)

Net cash provided by (used in) operating activities	158	(780)	(938)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,691	3,551	3,435
Sales of investments	3,442	1,951	1,141
Purchases of investments	(7,956)	(7,893)	(7,970)
Cash settlements related to derivative instruments	(2,500)	(287)	1,429
Change in short-term investments	-	34	16
Decrease in loans to affiliates	5	4	-
Additional loans to affiliates	(56)	-	-
Investment in capitalized software, leasehold improvements and EDP equipment	(67)	(66)	(104)
Other, net	12	14	25

Net cash provided by (used in) investing activities	(3,429)	(2,692)	(2,028)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(CONTINUED)

	2013	2012	2011

	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,469	$5,437	$4,461
Withdrawals and transfers to Separate Accounts	(1,188)	(982)	(821)
Change in short-term financings	(55)	(122)	220
Change in collateralized pledged liabilities	(663)	(288)	989
Change in collateralized pledged assets	(18)	(5)	99
Repayment of Loans from Affiliates	(500)	-	-
Capital contribution	-	195	-
Shareholder dividends paid	(234)	(362)	(379)
Repurchase of AllianceBernstein Holding units	(113)	(238)	(221)
Distribution to noncontrolling interest in consolidated subsidiaries	(306)	(219)	(312)
Other, net	-	(9)	2

Net cash provided by (used in) financing activities	2,392	3,407	4,038

Change in cash and cash equivalents	(879)	(65)	1,072
Cash and cash equivalents, beginning of year	3,162	3,227	2,155

Cash and Cash Equivalents, End of Year	$2,283	$3,162	$3,227

Supplemental cash flow information:
Interest Paid	$91	$107	$107

Income Taxes (Refunded) Paid	$(214)	$271	$36

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

Insurance

The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products and variable and fixed-interest annuity products principally to individuals and small and medium size businesses and professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products.

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

At December 31, 2013 and 2012, the Company’s economic interest in AllianceBernstein was 32.7% and 39.5%, respectively. At December 31, 2013 and 2012, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 63.7% and 65.5%. AXA Equitable as the General Partner of the limited partnership consolidates AllianceBernstein in the Company’s consolidated financial statements.

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

Accounting for Variable Annuities with GMDB and GMIB Features

Future claims exposure on products with guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are sensitive to movements in the equity markets and interest rates. The Company has in place various hedging programs utilizing derivatives that are designed to mitigate the impact of movements in equity markets and interest rates. Under U.S. GAAP, the accounting for these various hedging programs do not qualify for hedge accounting treatment. As a result, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves and deferred policy acquisition costs (“DAC”) will be recognized over time in accordance with policies described below under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.

GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Under U.S. GAAP, gross reserves for GMIB are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. The changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves and DAC for GMIB are recognized over time in accordance with policies described below under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.

Accounting and Consolidation of VIE’s

At December 31, 2013 and 2012, respectively, the Insurance Group’s General Account held $3 million and $1 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised. At December 31, 2013 and 2012, respectively, as reported in the consolidated balance sheet, these investments included $3 million and $1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2013 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

For all new investment products and entities developed by AllianceBernstein (other than Collaterized Debt Obligations (“CDOs”), AllianceBernstein first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, AllianceBernstein then identifies the primary beneficiary of the VIE. If AllianceBernstein is deemed to be the primary beneficiary of the VIE, then AllianceBernstein and the Company consolidate the entity.

AllianceBernstein provides seed capital to its investment teams to develop new products and services for their clients. AllianceBernstein’s original seed investment typically represents all or a majority of the equity investment in the new product is temporary in nature. AllianceBernstein evaluates its seed investments on a quarterly basis and consolidates such investments as required pursuant to U.S. GAAP.

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

At December 31, 2013, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $26 million in client AUM. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities. AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $200,000 in and prospective investment management fees earned from these entities.

Consolidations

All significant intercompany transactions and balances have been eliminated in consolidation. The years “2013”, “2012” and “2011” refer to the years ended December 31, 2013, 2012 and 2011, respectively.

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued new guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The amendments in this guidance require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in the statement of earnings (loss) if the amount being reclassified is required to be reclassified in its entirety to net earnings (loss). For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The guidance requires disclosure of reclassification information either in the notes or the face of the financial statements provided the information is presented in one location. This guidance was effective for interim and annual periods beginning after December 31, 2012. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements. These new disclosures have been included in the Notes to the Company’s consolidated financial statements, as appropriate.

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

In December 2011, the FASB issued new and enhanced disclosures about offsetting (netting) of financial instruments and derivatives, including repurchase/reverse repurchase agreements and securities lending/borrowing arrangements, to converge with those required by International Financial Reporting Standards (“IFRS”). The disclosures require presentation in tabular format of gross and net information about assets and liabilities that either are offset (presented net) on the balance sheet or are subject to master netting agreements or similar arrangements providing rights of setoff, such as global master repurchase, securities lending, and derivative clearing agreements, irrespective of whether the assets and liabilities are offset. Financial instruments subject only to collateral agreements are excluded from the scope of these requirements, however, the tabular disclosures are required to include the fair values of financial collateral, including cash, related to master netting agreements or similar arrangements. In January 2013, the FASB issued new guidance limiting the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This guidance was effective for interim and annual periods beginning after January 1, 2013 and was applied retrospectively to all comparative prior periods presented. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements. These new disclosures have been included in the Notes to the Company’s consolidated financial statements, as appropriate.

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

Future Adoption of New Accounting Pronouncements

The FASB issued new guidance that allows investors to elect to use the proportional amortization method to account for investments in qualified affordable housing projects if certain conditions are met. Under this method, which replaces the effective yield method, an investor amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense. The guidance also introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. The guidance is effective for annual periods beginning after December 15, 2014. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of AXA Equitable. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable’s General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the Superintendent of The New York State Department of Financial Services, (the “NYSDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

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

Investments

The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in OCI. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2013 and 2012, the carrying value of COLI was $770 million and $715 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “Other invested assets” or as liabilities within “Other liabilities.” The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. The Company uses derivatives to manage asset/liability risk but has not designated those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions, including net receipts and payments, are included in “Investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When those criteria are satisfied, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of earnings (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2013 and 2012, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $93 million and $0 million for commercial and $0 million and $2 million for agricultural, respectively.

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

Unrealized investment gains (losses) on fixed maturities and equity securities designated as AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, insurance liability loss recognition and DAC related to universal life (“UL”) policies, investment-type products and participating traditional life policies.

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

A significant assumption in the amortization of DAC on variable annuities and variable and interest-sensitive life insurance relates to projected future Separate Account performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2013, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.68)% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.68)% net of product weighted average Separate Account fees) and 0.0% (-2.32% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2013, current projections of future average gross market returns assume a 0.0% annualized return for the next seven quarters, which is the minimum limitations grading to a reversion to the mean of 9.0% in fifteen quarters.

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

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2013, the average rate of assumed investment yields, excluding policy loans, was 5.3% grading to 5.0% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

The Company has issued and continues to offer certain variable annuity products with GMDB and Guaranteed income benefit (“GIB”) features. The Company previously issued certain variable annuity products with Guaranteed withdrawal benefit for life (“GWBL”) and other features. The Company also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 10.9% for life insurance liabilities and from 1.57% to 11.25% for annuity liabilities.

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

At December 31, 2013, participating policies, including those in the Closed Block, represent approximately 5.2% ($21,194 million) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. The assets and liabilities of six Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as AFS in the accompanying consolidated financial statements.

The investment results of Separate Accounts, including unrealized gains (losses), on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings (loss). For 2013, 2012 and 2011, investment results of such Separate Accounts were gains (losses) of $19,022 million, $10,110 million and $(2,928) million, respectively.

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

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2013 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2013. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

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

Other Accounting Policies

Capitalized internal-use software, included in Other assets in the consolidated balance sheets, is amortized on a straight-line basis over the estimated useful life of the software that ranges between three and five years. If an impairment is determined to have occurred, software capitalization is accelerated for the remaining balance deemed to be impaired.

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

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)

			(In Millions)

December 31, 2013:
Fixed Maturity Securities:
Corporate	$21,516	$1,387	$213	$22,690	$-
U.S. Treasury, government and agency	3,584	22	477	3,129	-
States and political subdivisions	444	35	2	477	-
Foreign governments	392	46	5	433	-
Commercial mortgage-backed	971	10	265	716	23
Residential mortgage-backed(1)	914	34	1	947	-
Asset-backed(2)	132	11	3	140	4
Redeemable preferred stock	883	55	51	887	-

Total Fixed Maturities	28,836	1,600	1,017	29,419	27

Equity securities	37	-	3	34	-

Total at December 31, 2013	$28,873	$1,600	$1,020	$29,453	$27

December 31, 2012:
Fixed Maturity Securities:
Corporate	$20,854	$2,364	$20	$23,198	$-
U.S. Treasury, government and agency	4,664	517	1	5,180	-
States and political subdivisions	445	85	-	530	-
Foreign governments	454	76	-	530	-
Commercial mortgage-backed	1,175	16	291	900	13
Residential mortgage-backed(1)	1,864	85	-	1,949	-
Asset-backed(2)	175	12	5	182	5
Redeemable preferred stock	1,089	60	11	1,138	-

Total Fixed Maturities	30,720	3,215	328	33,607	18

Equity securities	23	1	-	24	-

Total at December 31, 2012	$30,743	$3,216	$328	$33,631	$18

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At December 31, 2013 and 2012, respectively, the Company had trading fixed maturities with an amortized cost of $243 million and $194 million and carrying values of $238 million and $202 million. Gross unrealized gains on trading fixed maturities were $2 million and $12 million and gross unrealized losses were $7 million and $4 million for 2013 and 2012, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2013 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2013

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$953	$969
Due in years two through five	7,786	8,387
Due in years six through ten	10,232	10,561
Due after ten years	6,965	6,812

Subtotal	25,936	26,729
Commercial mortgage-backed securities	971	716
Residential mortgage-backed securities	914	947
Asset-backed securities	132	140

Total	$27,953	$28,532

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
	(In Millions)

Proceeds from sales	$3,220	$139	$340

Gross gains on sales	$71	$13	$6

Gross losses on sales	$(88)	$(12)	$(9)

Total OTTI	$(81)	$(96)	$(36)
Non-credit losses recognized in OCI	15	2	4

Credit losses recognized in earnings (loss)	$(66)	$(94)	$(32)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2013	2012

	(In Millions)

Balances at January 1,	$(372)	$(332)
Previously recognized impairments on securities that matured, paid, prepaid or sold	67	54
Recognized impairments on securities impaired to fair value this period(1)	-	-
Impairments recognized this period on securities not previously impaired	(59)	(62)
Additional impairments this period on securities previously impaired	(6)	(32)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-

Balances at December 31,	$(370)	$(372)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2013	2012

	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(28)	$(12)
All other	610	2,899
Equity securities	(3)	1

Net Unrealized Gains (Losses)	$579	$2,888

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)

	(In Millions)

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(14)	-	-	-	(14)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	13	-	-	-	13
Excluded from Net earnings (loss)(1)	(15)	-	-	-	(15)
Impact of net unrealized investment gains (losses) on:
DAC	-	1	-	-	1
Deferred income taxes	-	-	-	3	3
Policyholders liabilities	-	-	6	-	6

Balance, December 31, 2013	$(28)	$2	$10	$5	$(11)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	5	-	-	-	5
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	-	-	-	32
Excluded from Net earnings (loss)(1)	(2)	-	-	-	(2)
Impact of net unrealized investment gains (losses) on:
DAC	-	(4)	-	-	(4)
Deferred income taxes	-	-	-	(10)	(10)
Policyholders liabilities	-	-	(2)	-	(2)

Balance, December 31, 2012	$(12)	$1	$4	$2	$(5)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)

	(In Millions)

Balance, January 1, 2013	$2,900	$(179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(2,370)	-	-	-	(2,370)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	62	-	-	-	62
Excluded from Net earnings (loss)(1)	15	-	-	-	15
Impact of net unrealized investment gains (losses) on:
DAC	-	72	-	-	72
Deferred income taxes	-	-	-	651	651
Policyholders liabilities	-	-	358	-	358

Balance, December 31, 2013	$607	$(107)	$(245)	$(90)	$165

Balance, January 1, 2012	$1,831	$(207)	$(385)	$(433)	$806
Net investment gains (losses) arising during the period	1,008	-	-	-	1,008
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	59	-	-	-	59
Excluded from Net earnings (loss)(1)	2	-	-	-	2
Impact of net unrealized investment gains (losses) on:
DAC	-	28	-	-	28
Deferred income taxes	-	-	-	(308)	(308)
Policyholders liabilities	-	-	(218)	-	(218)

Balance, December 31, 2012	$2,900	$(179)	$(603)	$(741)	$1,377

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 747 issues at December 31, 2013 and the 402 issues at December 31, 2012 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In Millions)
December 31, 2013:
Fixed Maturity Securities:
Corporate	$4,381	$(187)	$248	$(26)	$4,629	$(213)
U.S. Treasury, government and agency	2,645	(477)	-	-	2,645	(477)
States and political subdivisions	36	(2)	-	-	36	(2)
Foreign governments	68	(4)	7	(1)	75	(5)
Commercial mortgage-backed	30	(5)	529	(260)	559	(265)
Residential mortgage-backed	260	(1)	1	-	261	(1)
Asset-backed	2	-	28	(3)	30	(3)
Redeemable preferred stock	232	(49)	79	(2)	311	(51)

Total	$7,654	$(725)	$892	$(292)	$8,546	$(1,017)

December 31, 2012:
Fixed Maturity Securities:
Corporate	$562	$(5)	$208	$(15)	$770	$(20)
U.S. Treasury, government and agency	513	(1)	-	-	513	(1)
States and political subdivisions	20	-	-	-	20	-
Foreign governments	6	-	2	-	8	-
Commercial mortgage-backed	7	(3)	805	(288)	812	(291)
Residential mortgage-backed	27	-	1	-	28	-
Asset-backed	8	-	36	(5)	44	(5)
Redeemable preferred stock	143	(1)	327	(10)	470	(11)

Total	$1,286	$(10)	$1,379	$(318)	$2,665	$(328)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2013 and 2012 were $158 million and $138 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2013 and 2012, respectively, approximately $1,913 million and $2,095 million, or 6.6% and 6.8%, of the $28,836 million and $30,720 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $215 million and $224 million at December 31, 2013 and 2012, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2013 and 2012, respectively, the Company owned $10 million and $17 million in RMBS backed by subprime residential mortgage loans, and $8 million and $11 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2013, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $17 million.

At December 31, 2013 and 2012, respectively, the amortized cost of the Company’s trading account securities was $4,225 million and $2,265 million with respective fair values of $4,221 million and $2,309 million. Also at December 31, 2013 and 2012, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $192 million and $58 million and costs of $183 million and $57 million as well as other equity securities with carrying values of $34 million and $24 million and costs of $37 million and $23 million.

In 2013, 2012 and 2011, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $48 million, $69 million and $(42) million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $135 million and $126 million at December 31, 2013 and 2012, respectively. Gross interest income on these loans included in net investment income (loss) totaled $2 million, $7 million and $7 million in 2013, 2012 and 2011, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $7 million, $8 million and $7 million in 2013, 2012 and 2011, respectively.

Troubled Debt Restructurings

In 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 5, 2013. On October 10, 2013, this loan was further modified to interest only payments through June 5, 2014, at which time the loan reverts to its normal amortizing payment. In 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

December 31, 2013

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification

		(Dollars In Millions)

Commercial mortgage loans	2	126	135

There were no default payments on the above loans during 2013.

There were no agricultural troubled debt restructuring mortgage loans in  2013.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for 2013, 2012 and 2011 are as follows:

	Commercial Mortgage Loans
	2013	2012	2011

Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$34	$32	$18
Charge-offs	-	-	-
Recoveries	(2)	(24)	(8)
Provision	10	26	22

Ending Balance, December 31,	$42	$34	$32

Ending Balance, December 31,:
Individually Evaluated for Impairment	$42	$34	$32

There were no allowances for credit losses for agricultural mortgage loans in 2013, 2012 and 2011.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2013 and 2012, respectively.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2013

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$-	$-	$-	$36	$-	$321
50% - 70%	360	573	671	533	135	-	2,272
70% - 90%	116	-	313	240	105	219	993
90% plus	135	-	-	60	27	48	270

Total Commercial Mortgage Loans	$896	$573	$984	$833	$303	$267	$3,856

Agricultural Mortgage Loans(1)
0% - 50%	$185	$82	$214	$410	$208	$49	$1,148
50% - 70%	127	50	193	164	149	39	722
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	-	-	-

Total Agricultural Mortgage Loans	$312	$132	$407	$574	$357	$88	$1,870

Total Mortgage Loans(1)
0% - 50%	$470	$82	$214	$410	$244	$49	$1,469
50% - 70%	487	623	864	697	284	39	2,994
70% - 90%	116	-	313	240	105	219	993
90% plus	135	-	-	60	27	48	270

Total Mortgage Loans	$1,208	$705	$1,391	$1,407	$660	$355	$5,726

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios December 31, 2012
	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$269	$21	$-	$-	$27	$-	$317
50% - 70%	370	75	619	655	-	-	1,719
70% - 90%	61	102	235	445	131	15	989
90% plus	-	-	-	156	89	165	410

Total Commercial Mortgage Loans	$700	$198	$854	$1,256	$247	$180	$3,435

Agricultural Mortgage Loans(1)
0% - 50%	$179	$84	$211	$308	$177	$49	$1,008
50% - 70%	122	29	136	188	116	50	641
70% - 90%	-	-	-	1	-	8	9
90% plus	-	-	-	-	-	-	-

Total Agricultural Mortgage Loans	$301	$113	$347	$497	$293	$107	$1,658

Total Mortgage Loans(1)
0% - 50%	$448	$105	$211	$308	$204	$49	$1,325
50% - 70%	492	104	755	843	116	50	2,360
70% - 90%	61	102	235	446	131	23	998
90% plus	-	-	-	156	89	165	410

Total Mortgage Loans	$1,001	$311	$1,201	$1,753	$540	$287	$5,093

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2013 and 2012, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

	(In Millions)

December 31, 2013
Commercial	$-	$-	$-	$-	$3,856	$3,856	$-
Agricultural	5	4	14	23	1,847	1,870	14

Total Mortgage Loans	$5	$4	$14	$23	$5,703	$5,726	$14

December 31, 2012
Commercial	$-	$-	$-	$-	$3,435	$3,435	$-
Agricultural	6	1	10	17	1,641	1,658	9

Total Mortgage Loans	$6	$1	$10	$17	$5,076	$5,093	$9

The following table provides information relating to impaired loans at December 31, 2013 and 2012, respectively.

		Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized

	(In Millions)
December 31, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	1	-

Total	$-	$-	$-	$1	$-

With related allowance recorded:
Commercial mortgage loans - other	$135	$135	$(42)	$139	$2
Agricultural mortgage loans	-	-	-	-	-

Total	$135	$135	$(42)	$139	$2

December 31, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	2	2	-	3	-

Total	$2	$2	$-	$3	$-

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(34)	$178	$10
Agricultural mortgage loans	-	-	-	-	-

Total	$170	$170	$(34)	$178	$10

(1)	Represents a five-quarter average of recorded amortized cost.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through investments in real estate joint ventures.

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,596 million and $1,520 million, respectively, at December 31, 2013 and 2012. Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $3 million and $0 million, respectively, at December 31, 2013 and 2012. The Company’s total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $206 million, $170 million and $179 million, respectively, for 2013, 2012 and 2011.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10 million or greater and an equity interest of 10.0% or greater (6 and 3 individual ventures at December 31, 2013 and 2012, respectively) and the Company’s carrying value and equity in net earnings (loss) for those real estate joint ventures and limited partnership interests:

	December 31,
	2013	2012
	(In Millions)
BALANCE SHEETS
Investments in real estate, at depreciated cost	$231	$233
Investments in securities, generally at fair value	482	54
Cash and cash equivalents	7	8
Other assets	14	14

Total Assets	$734	$309

Borrowed funds-third party	$159	$162
Other liabilities	10	11

Total liabilities	169	173

Partners’ capital	565	136

Total Liabilities and Partners’ Capital	$734	$309

The Company’s Carrying Value in These Entities Included Above	$216	$63

	2013	2012	2011

	(In Millions)

STATEMENTS OF EARNINGS (LOSS)
Revenues of real estate joint ventures	$25	$26	$111
Net revenues of other limited partnership interests	11	3	6
Interest expense-third party	-	-	(21)
Other expenses	(22)	(19)	(61)

Net Earnings (Loss)	$14	$10	$35

The Company’s Equity in Net Earnings (Loss) of These Entities Included Above	$9	$18	$20

Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.

Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GIB features. The Company had previously issued certain variable annuity products with guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features (collectively, “GWBL and other features”). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB benefits, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with the GIB and GWBL and other features is that under-performance of the financial markets could result in the GIB and GWBL and other features’ benefits being higher than what accumulated policyholders’ account balances would support.

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

At the end of 2012, AXA Equitable adjusted its outlook for future interest rate scenarios for some variable annuities with hedged GMDB and GMIB guarantees, as measured under AXA Equitable’s economic hedging framework, leading to a reduction in AXA Equitable’s estimate of its interest rate exposure. The reduced interest rate exposure led to AXA Equitable reducing the size of its interest rate hedges, as well as a change to the maturity profile of the hedge instruments. In addition, AXA Equitable began to fully unwind its swap and swaption positions hedging exposure to interest rate volatility completing a full unwind of the related GMDB and GMIB position in the first quarter 2013, and completing the full unwind of swaps and swaptions in the second quarter 2013.

The Company periodically, including during 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

Derivatives utilized to hedge crediting exposure on SCS, SIO, MSO and IUL products/investment options

The Company also uses equity index options on the S&P 500, Russell 2000, Morgan Stanley Capital International (“MSCI”), Europe, Australasia and Far East (“EAFE”), MSCI Emerging Markets (“EM”) and NASDAQ indices as well as options on Gold, Oil and a Real Estate index for the purpose of hedging crediting rate exposure in its Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. This involves entering into a package of calls and/or put options whose payoff mimics the crediting rate embedded in individual segments of the products. For the SCS variable annuity product, a portion of the exposure is hedged using asset swaps.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company uses swaptions and swaps to reduce the risk associated with interest margins on these interest-sensitive contracts. At December 31, 2013, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of credit default swaps exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these credit default swaps. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent US Treasury bond.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2013

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)

	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,935	$-	$3	$(1,434)
Swaps	1,293	-	51	(316)
Options	7,506	1,056	593	366

Interest rate contracts:(1)
Floors	2,400	193	-	(5)
Swaps	9,823	216	212	(1,010)
Futures	10,763	-	-	(314)
Swaptions	-	-	-	(154)

Credit contracts:(1)
Credit default swaps	342	10	1	4
Other freestanding contracts:(1)
Foreign currency Contracts	112	1	1	(3)

Net investment income (loss)				(2,866)

Embedded derivatives:
GMIB reinsurance contracts	-	6,746	-	(4,297)

GIB and GWBL and other features(2)	-	-	-	265
SCS, SIO, MSO and IUL indexed features(3)	-	-	346	(429)

Balances, December 31, 2013	$37,174	$8,222	$1,207	$(7,327)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

At or For the Year Ended December 31, 2012

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)

	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,189	$-	$2	$(1,058)
Swaps	965	2	56	(320)
Options	3,492	443	219	66

Interest rate contracts:(1)
Floors	2,700	291	-	68
Swaps	18,239	554	353	402
Futures	14,033	-	-	84
Swaptions	7,608	502	-	(220)

Other freestanding contracts:(1)
Foreign currency contracts	81	1	-	-

Net investment income (loss)				(978)

Embedded derivatives:
GMIB reinsurance contracts	-	11,044	-	497

GIB and GWBL and other features (2)	-	-	265	26

Balances, December 31, 2012	$53,307	$12,837	$895	$(455)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

At December 31, 2013, the Company had open exchange-traded futures positions on the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $194 million. At December 31, 2013, the Company had exchange-traded futures positions on the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, and on Eurodollars futures, having initial margin requirements of $58 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, Topix and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, and Yen/U.S. dollar having initial margin requirements of $6 million. All outstanding equity-based and treasury futures contracts at December 31, 2013 are exchange-traded and net settled daily in cash. Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. A derivative with positive fair value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to the Company if the contract were closed at the reporting date. Alternatively, a derivative contract with negative fair value (a derivative liability) indicates the Company would owe money to the counterparty if the contract were closed at the reporting date. To reduce credit exposures in over-the-counter (“OTC”) derivative transactions the Company generally enters into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process.

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

At December 31, 2013 and 2012, respectively, the Company held $607 million and $1,165 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2013 and 2012, respectively, were $42 million and $5 million, for which the Company posted collateral of $35 million and $5 million at December 31, 2013 and 2012, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

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

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2013.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2013

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets

	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,056	$642	$414
Interest rate contracts	344	211	133
Credit contracts	9	-	9

Total Derivatives, subject to an ISDA Master Agreement	1,409	853	556
Total Derivatives, not subject to an ISDA Master Agreement	64	-	64

Total Derivatives	1,473	853	620
Other financial instruments	733	-	733

Other invested assets	$2,206	$853	$1,353

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$642	$642	$-
Interest rate contracts	211	211	-
Credit contracts	-	-	-

Total Derivatives, subject to an ISDA Master Agreement	853	853	-
Total Derivatives, not subject to an ISDA Master Agreement	-	-	-

Total Derivatives	853	853	-
Other financial liabilities	2,653	-	2,653

Other liabilities	$3,506	$853	$2,653

(1)	Excludes Investment Management segment’s $3 million net derivative assets and $84 million of securities borrowed.
(2)	Excludes Investment Management segment’s $8 million net derivative liability and $65 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2013.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2013

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts

	(In Millions)

Counterparty A	$46	$-	$(46)	$-
Counterparty B	17	-	(17)	-
Counterparty C	28	-	(28)	-
Counterparty D	175	-	(175)	-
Counterparty E	47	-	(47)	-
Counterparty F	(28)	-	28	-
Counterparty G	134	(134)	-	-
Counterparty H	4	-	(4)	-
Counterparty I	(2)	-	2	-
Counterparty J	(12)	-	12	-
Counterparty K	41	-	(38)	3
Counterparty L	72	-	(69)	3
Counterparty M	30	-	(30)	-
Counterparty N	64	-	-	64
Counterparty Q	4	-	(4)	-

Total Derivatives	$620	$(134)	$(416)	$70
Other financial instruments	733	-	-	733

Other invested assets	$1,353	$(134)	$(416)	$803

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2012.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2012

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets

	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$444	$272	$172
Interest rate contracts	1,251	351	900

Total Derivatives, subject to an ISDA Master Agreement	1,695	623	1,072
Total Derivatives, not subject to an ISDA Master Agreement	96	-	96

Total Derivatives	1,791	623	1,168
Other financial instruments	660	-	660

Other invested assets	$2,451	$623	$1,828

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$272	$272	$-
Interest rate contracts	351	351	-

Total Derivatives, subject to an ISDA Master Agreement	623	623	-
Total Derivatives, not subject to an ISDA Master Agreement	-	-	-

Total Derivatives	623	623	-
Other financial liabilities	3,503	-	3,503

Other liabilities	$4,126	$623	$3,503

(1)	Excludes Investment Management segment’s $2 million net derivative assets and $106 million of securities borrowed.
(2)	Excludes Investment Management segment’s $7 million net derivative liability and $13 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2012.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2012

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts

	(In Millions)

Counterparty A	$30	$-	$(30)	$-
Counterparty B	32	-	(29)	3
Counterparty C	55	-	(55)	-
Counterparty D	310	-	(310)	-
Counterparty E	38	-	(38)	-
Counterparty F	326	-	(326)	-
Counterparty G	55	-	(55)	-
Counterparty H	(5)	-	5	-
Counterparty I	98	-	(98)	-
Counterparty J	19	-	(19)	-
Counterparty K	15	-	(3)	12
Counterparty L	48	(46)	-	2
Counterparty M	51	-	(51)	-
Counterparty N	96	-	-	96

Total Derivatives	$1,168	$(46)	$(1,009)	$113
Other financial instruments	660	-	-	660

Other invested assets	$1,828	$(46)	$(1,009)	$773

Net Investment Income (Loss)

The following table breaks out Net investment income (loss) by asset category:

	2013	2012	2011

	(In Millions)

Fixed maturities	$1,462	$1,529	$1,555
Mortgage loans on real estate	284	264	241
Equity real estate	1	14	19
Other equity investments	234	189	116
Policy loans	219	226	229
Short-term investments	1	15	5
Derivative investments	(2,866)	(978)	2,374
Broker-dealer related receivables	14	14	13
Trading securities	48	85	(29)
Other investment income	34	33	37

Gross investment income (loss)	(569)	1,391	4,560

Investment expenses	(57)	(50)	(55)
Interest expense	(3)	(3)	(3)

Net Investment Income (Loss)	$(629)	$1,338	$4,502

For 2013, 2012 and 2011, respectively, Net investment income (loss) from derivatives included $(2,829) million, $(232) million and $1,303 million of realized gains (losses) on contracts closed during those periods and $(37) million, $(746) million and $1,071 million of unrealized gains (losses) on derivative positions at each respective year end.

Investment Gains (Losses), Net

Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	2013	2012	2011

	(In Millions)

Fixed maturities	$(75)	$(89)	$(29)
Mortgage loans on real estate	(7)	(7)	(14)
Other equity investments	(17)	(13)	(4)
Other	-	12	-

Investment Gains (Losses), Net	$(99)	$(97)	$(47)

For 2013, 2012 and 2011, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $8 million, $6 million and $10 million.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill related to AllianceBernstein totaled $3,504 million and $3,472 million at December 31, 2013 and 2012, respectively. The Company annually tests this goodwill for recoverability at December 31, first by comparing the fair value of its investment in AllianceBernstein, the reporting unit, to its carrying value and further by measuring the amount of impairment loss only if the result indicates a potential impairment. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AllianceBernstein as compared to its carrying value and thereby require re-performance of its annual impairment testing.

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its investment in AllianceBernstein for purpose of goodwill impairment testing. The cash flows used in this technique are sourced from AllianceBernstein’s current business plan and projected thereafter over the estimated life of the goodwill asset by applying an annual growth rate assumption. The present value amount that results from discounting these expected cash flows is then adjusted to reflect the noncontrolling interest in AllianceBernstein as well as taxes incurred at the Company level in order to determine the fair value of its investment in AllianceBernstein. At December 31, 2013 and 2012, the Company determined that goodwill was not impaired as the fair value of its investment in AllianceBernstein exceeded its carrying value at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill recoverability during the periods then ended.

The gross carrying amount of AllianceBernstein related intangible assets was $583 million and $561 million at December 31, 2013 and 2012, respectively and the accumulated amortization of these intangible assets was $384 million and $360 million at December 31, 2013 and 2012, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $24 million, $24 million and $23 million for 2013, 2012 and 2011, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $25 million.

At December 31, 2013 and 2012, respectively, net deferred sales commissions totaled $71 million and $95 million and are included within the Investment Management segment’s Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2013 net asset balance for each of the next five years is $29 million, $20 million, $15 million, $5 million and $0 million. AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2013, AllianceBernstein determined that the deferred sales commission asset was not impaired.

On December 12, 2013, AllianceBernstein acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that, as of December 31, 2013, managed approximately $2,000 million in U.S., Global and EAFE concentrated growth equity strategies for clients, primarily in the U.S. and Europe. On the acquisition date, AllianceBernstein made a cash payment of $12 per share for the approximate 4.9 million WPS shares outstanding and issued to WPS shareholders transferable Contingent Value Rights (“CVRs”) entitling the holders to an additional $4 per share if the assets under management in the acquired WPS investment services reach $5 billion on or before the third anniversary of the acquisition date. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $32 million of goodwill. AllianceBernstein also recorded $8 million of indefinite-lived intangible assets relating to the acquired fund’s investment contracts and $14 million of definite-lived intangible assets relating to separately managed account relationships. As of the acquisition date, AllianceBernstein recorded a contingent consideration payable of $17 million in regard to the CVRs.

Capitalized Software

Capitalized software, net of accumulated amortization, amounted to $163 million and $237 million at December 31, 2013 and 2012, respectively. Amortization of capitalized software in 2013 was $119 million including $45 million of accelerated amortization and in 2012 and 2011 amortization of capitalized software was $77 million and $81 million respectively.

5)	CLOSED BLOCK

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2013	2012

	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,716	$7,942
Policyholder dividend obligation	128	373
Other liabilities	144	192

Total Closed Block liabilities	7,988	8,507

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,987 and $5,245)	5,232	5,741
Mortgage loans on real estate	1,343	1,255
Policy loans	949	1,026
Cash and other invested assets	48	30
Other assets	186	204

Total assets designated to the Closed Block	7,758	8,256

Excess of Closed Block liabilities over assets designated to the Closed Block	230	251

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(45) and $(47) and policyholder dividend obligation of $(128) and $(373)	83	87

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$313	$338

AXA Equitable’s Closed Block revenues and expenses follow:

	2013	2012	2011

	(In Millions)

REVENUES:
Premiums and other income	$286	$316	$354
Investment income (loss)	402	420	438
Net investment gains (losses)	(11)	(9)	(10)

Total revenues	677	727	782

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	637	724	757
Other operating costs and expenses	1	-	2

Total benefits and other deductions	638	724	759

Net revenues, before income taxes	39	3	23
Income tax (expense) benefit	(14)	(1)	(8)

Net Revenues (Losses)	$25	$2	$15

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2013	2012

	(In Millions)

Balances, beginning of year	$373	$260
Unrealized investment gains (losses)	(245)	113

Balances, End of year	$128	$373

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2013	2012

	(In Millions)

Balance, beginning of year	$621	$718
Contractholder bonus interest credits deferred	18	30
Amortization charged to income	(121)	(127)

Balance, End of Year	$518	$621

7)	FAIR VALUE DISCLOSURES

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At December 31, 2013 and 2012, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total

	(In Millions)

Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$22,400	$291	$22,691
U.S. Treasury, government and agency	-	3,129	-	3,129
States and political subdivisions	-	431	46	477
Foreign governments	-	433	-	433
Commercial mortgage-backed	-	16	700	716
Residential mortgage-backed(1)	-	943	4	947
Asset-backed(2)	-	56	83	139
Redeemable preferred stock	216	656	15	887

Subtotal	216	28,064	1,139	29,419

Other equity investments	233	9	52	294
Trading securities	529	3,692	-	4,221
Other invested assets:
Short-term investments	-	99	-	99
Swaps	-	(45)	-	(45)
Credit Default Swaps	-	9	-	9
Futures	(2)	-	-	(2)
Options	-	463	-	463
Floors	-	193	-	193
Swaptions	-	-	-	-

Subtotal	(2)	719	-	717

Cash equivalents	1,310	-	-	1,310
Segregated securities	-	981	-	981
GMIB reinsurance contracts	-	-	6,747	6,747
Separate Accounts’ assets	105,579	2,948	237	108,764

Total Assets	$107,865	$36,413	$8,175	$152,453

Liabilities
GWBL and other features’ liability	$-	$-	$-	$-
SCS, SIO, MSO and IUL indexed features’ liability	-	346	-	346

Total Liabilities	$-	$346	$-	$346

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2012

	Level 1	Level 2	Level 3	Total

	(In Millions)

Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$22,837	$355	$23,198
U.S. Treasury, government and agency	-	5,180	-	5,180
States and political subdivisions	-	480	50	530
Foreign governments	-	511	19	530
Commercial mortgage-backed	-	-	900	900
Residential mortgage-backed(1)	-	1,940	9	1,949
Asset-backed(2)	-	69	113	182
Redeemable preferred stock	242	881	15	1,138

Subtotal	248	31,898	1,461	33,607

Other equity investments	78	-	77	155
Trading securities	446	1,863	-	2,309
Other invested assets:
Short-term investments	-	98	-	98
Swaps	-	148	-	148
Futures	(2)	-	-	(2)
Options	-	224	-	224
Floors	-	291	-	291
Swaptions	-	502	-	502

Subtotal	(2)	1,263	-	1,261

Cash equivalents	2,289	-	-	2,289
Segregated securities	-	1,551	-	1,551
GMIB reinsurance contracts	-	-	11,044	11,044
Separate Accounts’ assets	90,751	2,775	224	93,750

Total Assets	$93,810	$39,350	$12,806	$145,966

Liabilities
GWBL and other features’ liability	$-	$-	$265	$265

Total Liabilities	$-	$-	$265	$265

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At December 31, 2013 and 2012, respectively, the fair value of public fixed maturities is approximately $21,671 million and $25,591 million or approximately 15.0% and 19.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At December 31, 2013 and 2012, respectively, the fair value of private fixed maturities is approximately $7,748 million and $8,016 million or approximately 5.4% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at December 31, 2013 and 2012, respectively, the net fair value of freestanding derivative positions is approximately $617 million and $1,163 million or approximately 86.1% and 92.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the Over-The-Counter (“OTC”) derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.4 million at December 31, 2013 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at December 31, 2013.

At December 31, 2013 and 2012, respectively, investments classified as Level 1 comprise approximately 74.5% and 70.3% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2013 and 2012, respectively, investments classified as Level 2 comprise approximately 24.5% and 28.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2013 and 2012, respectively, approximately $970 million and $1,966 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

The Company currently offers indexed investment options in the SCS and EQUI-VEST variable annuity products, the IUL product, and in the MSO investment option available in some life contracts. These investment options, which depending on the product and on the index selected can currently have 1, 3, or 5 year terms, provide for participation in the performance of specified indices up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.

At December 31, 2013 and 2012, respectively, investments classified as Level 3 comprise approximately 1.0% and 1.3% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2013 and 2012, respectively, were approximately $150 million and $222 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $787 million and $1,021 million of mortgage- and asset-backed securities, including commercial mortgage-backed securities (“CMBS”), are classified as Level 3 at December 31, 2013 and 2012, respectively. At June 30, 2013, the Company changed its methodology for measuring the fair value of CMBS securities below the senior AAA tranche from a risk-adjusted present value technique to pricing obtained from an independent valuation service vendor as returning liquidity in CMBS markets contributed to the availability of more reliable and representative measures of fair value. In applying the risk-adjusted present value technique in periods prior to June 30, 2013, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $133 million and $447 million at December 31, 2013 and 2012, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at December 31, 2013. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In 2013, AFS fixed maturities with fair values of $37 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $20 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at December 31, 2013. In 2013, one of the Company’s private securities went public and as a result, $20 million was transferred from a Level 3 classification to a Level 1 classification. In 2013, $9 million was transferred from a Level 3 to a Level 2 classification due to merger of one of the private securities with a public company that had a trading restriction period at December 31, 2013.

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

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2013 and 2012, respectively.

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed

	(In Millions)

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	-	-	-
Investment gains (losses), net	5	-	-	(68)	-	-

Subtotal	7	-	-	(68)	-	-

Other comprehensive income (loss)	(1)	(3)	(2)	13	(1)	3
Purchases	70	-	-	31	-	-
Issuances	-	-	-	-	-	-
Sales	(150)	(1)	(17)	(160)	(4)	(22)
Settlements	-	-	-	-	-	-
Transfers into Level 3(1)	20	-	-	-	-	-
Transfers out of Level 3(1)	(10)	-	-	(16)	-	(11)

Balance, December 31, 2013	$291	$46	$-	$700	$4	$83

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	2	-	-
Investment gains (losses), net	4	-	-	(105)	-	-

Subtotal	$6	$-	$-	$(103)	$-	$-

Other comprehensive income (loss)	15	(1)	-	128	-	4
Purchases	-	-	-	-	-	-
Sales	(47)	(2)	-	(27)	(5)	(25)
Transfers into Level 3(1)	17	-	-	-	-	-
Transfers out of Level 3(1)	(68)	-	(3)	-	-	(38)

Balance, December 31, 2012	$355	$50	$19	$900	$9	$113

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability

	(In Millions)

Balance, January 1, 2013	$15	$77	$-	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	10	-	-	10	-
of reinsurance contracts	-	(7)	-	(4,496)	-	-
Policyholders’ benefits	-	-	-	-	-	(351)

Subtotal	-	3	-	(4,496)	10	(351)

Other comprehensive income (loss)	-	-	-	-	(1)	-
Purchases	-	4	-	237	6	86
Issuances	-	-	-	-	-	-
Sales	-	(3)	-	(38)	(3)	-
Settlements	-	-	-	-	(2)	-
Transfers into Level 3(2)	-	-	-	-	3	-
Transfers out of Level 3(2)	-	(29)	-	-	-	-

Balance, December 31, 2013	$15	$52	$-	$6,747	$237	$-

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	8	-
Increase (decrease) in the fair value of reinsurance contracts	-	-	-	315	-	-
Policyholders’ benefits	-	-	-	-	-	(77)

Subtotal	$-	$-	$-	$315	$8	$(77)

Other comprehensive income (loss)	1	-	2	-	-	-
Purchases	-	-	-	182	6	51
Sales	-	-	-	-	(2)	-
Settlements	-	-	-	-	(3)	-
Transfers into Level 3(2)	-	-	-	-	-	-

Balance, December 31, 2012	$15	$77	$-	$11,044	$224	$265

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2013 and 2012 by category for Level 3 assets and liabilities still held at December 31, 2013 and 2012, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits

	(In Millions)
Level 3 Instruments
Full Year 2013
Still Held at December 31, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$(2)	$-
State and political subdivisions	-	-	-	(4)	-
Foreign governments	-	-	-	-	-
Commercial mortgage-backed	-	-	-	6	-
Asset-backed	-	-	-	4	-
Other fixed maturities, available-for-sale	-	-	-	-	-

Subtotal	$-	$-	$-	$4	$-

GMIB reinsurance contracts	-	-	(4,297)	-	-
Separate Accounts’ assets	-	10	-	-	-
GWBL and other features’ liability	-	-	-	-	(265)

Total	$-	$10	$(4,297)	$4	$(265)

Level 3 Instruments
Full Year 2012
Still Held at December 31, 2012:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$14	$-
State and political subdivisions	-	-	-	(1)	-
Foreign governments	-	-	-	1	-
Commercial mortgage-backed	-	-	-	124	-
Asset-backed	-	-	-	3	-
Other fixed maturities, available-for-sale	-	-	-	-	-

Subtotal	$-	$-	$-	$141	$-

GMIB reinsurance contracts	-	-	497	-	-
Separate Accounts’ assets	-	8	-	-	-
GWBL and other features’ liability	-	-	-	-	26

Total	$-	$8	$497	$141	$26

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2013 and 2012, respectively.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range

Assets:	(In Millions)

Investments:
Fixed maturities, available-for-sale:

Corporate	$54	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 550 bps

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	7	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	52	Market comparable companies	Revenue multiple R&D multiple Discount rate Discount years Discount for lack of marketability and risk factors	1.2x - 4.9x 1.1x - 17.1x 18.0% 1 50% - 60%

Separate Accounts’ assets	215	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	5.4% 6.4% 7.4%

	11	Discounted cash flow	Spread over U.S. Treasury curve Inflation rate Discount factor	256 bps - 434 bps 0.0% - 2.3% 3.3% - 6.8%

GMIB reinsurance contracts	6,747	Discounted Cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity	1.0% - 8.0% 0.2% - 8.0% 0.0% - 15.0% 7 bps - 21 bps 20.0% - 33.0%

Liabilities:
GMWB/GWBL(1)	61	Discounted Cash flow	Lapse Rates Withdrawal rates Volatility rates - Equity	1.0% - 8.0% 0.0% - 7.0% 20.0% - 33.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range

Assets:	(In Millions)

Investments:
Fixed maturities, available-for-sale:
Corporate	$94	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 650 bps

Commercial mortgage-backed	889	Discounted Cash flow	Constant default rate Probability of default Loss severity Discount rate	3.0% - 25.0% 55.0% 49.0% 3.72% - 13.42%

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	46 bps

Asset-backed	8	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 695 bps

Other equity investments	38	Market comparable companies	Revenue multiple R&D multiple Discount rate Discount years	0.6x - 62.5x 1.0x - 30.6x 18.0% 1 - 2
			Discount for lack of marketability and risk factors	40.0% - 60.0%

Separate Accounts’ assets	194	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	5.5% 6.6% 7.7%

	22	Discounted cash flow	Spread over U.S. Treasury curve Inflation rate Discount factor	275 bps - 586 bps 2.0% - 3.0% 1.0% - 2.0%

GMIB reinsurance contracts	11,044	Discounted cash flow	Lapse Rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity	1.5% - 8.0% 0.2% - 8.0% 0.0% - 15.0% 13 bps - 45 bps 24.0% - 36.0%

Liabilities:
GMWB/GWBL (1)	205	Discounted cash flow	Lapse Rates Withdrawal Rates Volatility rates - Equity	1.0% - 8.0% 0.0% - 7.0% 24.0% - 36.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the tables above at December 31, 2013 and 2012, respectively, are approximately $1,088 million and $516 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 76.2% and 29.3% of total assets classified as Level 3 and represent only 0.8% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the table above at December 31, 2013 and 2012, respectively, are approximately $54 million and $94 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 that is determined by application of a matrix pricing model, representing approximately 18.6% and 26.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

At December 31, 2012, CMBS classified as Level 3 consist of holdings subordinate to the AAA-tranche position and for which the Company applies a discounted cash flow methodology to measure fair value. The process for determining fair value first adjusts the contractual principal and interest payments to reflect performance expectations and then discounts the securities’ cash flows to reflect an appropriate risk-adjusted return. The significant unobservable inputs used in these fair value measurements are default rate and probability, loss severity, and the discount rate. An increase either in the cumulative default rate, probability of default, or loss severity would result in a decrease in the fair value of these securities; generally, those assumptions would change in a directionally similar manner. A decrease in the discount rate would result in directionally inverse movement in the fair value measurement of these securities. At December 31, 2013, all CMBS securities were valued using prices obtained from an independent valuation service vendor and therefore excluded from the quantitative disclosures discussed above.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2013 and 2012, are approximately 25.0% and 11.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2013 and 2012, are approximately 8.4% and 7.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at December 31, 2013 and 2012, respectively, are approximately $30 million and $30 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of December 31, 2013 and 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $10 million and $12 million.

Separate Accounts’ assets classified as Level 3 at December 31, 2013 and 2012, respectively, primarily consist of private equity investments with fair value of approximately $215 million and $198 million, including approximately $219 million and $194 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $7 million and $18 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $4 million and $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment at December 31, 2013 and 2012, respectively. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at December 31, 2013 and 2012, respectively, consist of mortgage- and asset-backed securities with fair values of approximately $3 million, $7 million, $4 million and $4 million and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at December 31, 2013 and 2012 for financial instruments not otherwise disclosed in Notes 3 and 12 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total

	(In Millions)
December 31, 2013:
Mortgage loans on real estate	$5,684	$-	$-	$5,716	$5,716
Other limited partnership interests	1,592	-	-	1,592	1,592
Loans to affiliates	1,088	-	800	398	1,198
Policyholders liabilities: Investment contracts	2,435	-	-	2,523	2,523
Long-term debt	200	-	225	-	225
Loans from affiliates	825	-	969	-	969

December 31, 2012:
Mortgage loans on real estate	$5,059	$-	$-	$5,249	$5,249
Other limited partnership interests	1,514	-	-	1,514	1,514
Loans to affiliates	1,037	-	784	402	1,186
Policyholders liabilities: Investment contracts	2,494	-	-	2,682	2,682
Long-term debt	200	-	236	-	236
Loans from affiliates	1,325	-	1,676	-	1,676

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total

	(In Millions)

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(203)	(47)	(250)
Other changes in reserve	531	1,866	2,397

Balance at December 31, 2011	1,593	4,130	5,723
Paid guarantee benefits	(288)	(77)	(365)
Other changes in reserve	467	508	975

Balance at December 31, 2012	1,772	4,561	6,333
Paid guarantee benefits	(237)	(325)	(562)
Other changes in reserve	91	(33)	58

Balance at December 31, 2013	$1,626	$4,203	$5,829

Related GMDB reinsurance ceded amounts were:

GMDB

(In Millions)

Balance at January 1, 2011	$533
Paid guarantee benefits	(81)
Other changes in reserve	264

Balance at December 31, 2011	716
Paid guarantee benefits	(127)
Other changes in reserve	255

Balance at December 31, 2012	844
Paid guarantee benefits	(109)
Other changes in reserve	56

Balance at December 31, 2013	$791

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2013 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total

	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,121	$228	$92	$393	$13,834
Separate Accounts	$36,658	$8,551	$4,094	$37,795	$87,098
Net amount at risk, gross	$270	$169	$2,192	$10,891	$13,522
Net amount at risk, net of amounts reinsured	$270	$111	$1,451	$4,152	$5,984
Average attained age of contractholders	50.8	64.5	70.2	65.2	54.6
Percentage of contractholders over age 70	8.4%	32.2%	53.0%	33.7%	15.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$37	$428	$465
Separate Accounts	N/A	N/A	$8,349	$49,109	$57,458
Net amount at risk, gross	N/A	N/A	$892	$1,551	$2,443
Net amount at risk, net of amounts reinsured	N/A	N/A	$268	$369	$637
Weighted average years remaining until annuitization	N/A	N/A	0.7	3.5	3.3
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

In the second quarter 2013, the approach for determining the above noted GMIB net amount at risk was updated to be more reflective of the economic exposure to the Company. Previously, the calculation used a current annuitization factor based on the retail pricing basis for single-premium individual annuities, including premium loads and interest margins. The updated approach excludes premium loads and interest margins.

The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2013, the Company initiated a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of this program, the Company is assuming a change in the short term behavior of remaining policyholders, as those who do not accept are assumed to be less likely to surrender their contract over the short term.

Due to the difference in accounting recognition between the fair value of the reinsurance contract asset and the U.S. GAAP gross reserves and DAC the net impact is an after-tax loss of $20 million, which was recognized in 2013.

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features, not included above, was $346 million at December 31, 2013 and the liability for GIB and GWBL and other features, not included above, was $265 million at December 31, 2012, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2013	2012

	(In Millions)

GMDB:
Equity	$64,035	$52,633
Fixed income	3,330	3,748
Balanced	19,237	19,102
Other	496	543

Total	$87,098	$76,026

GMIB:
Equity	$41,603	$33,361
Fixed income	2,208	2,335
Balanced	13,401	12,906
Other	246	264

Total	$57,458	$48,866

C)  Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At December 31, 2013, the total account value and net amount at risk of the hedged variable annuity contracts were $40,319 million and $4,774 million, respectively, with the GMDB feature and $23,346 million and $370 million, respectively, with the GMIB feature.

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

	Direct Liability	Reinsurance Ceded	Net

		(In Millions)

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	95	(31)	64

Balance at December 31, 2011	470	(262)	208
Other changes in reserves	86	(48)	38

Balance at December 31, 2012	556	(310)	246
Other changes in reserves	273	(131)	142

Balance at December 31, 2013	$829	$(441)	$388

9)	REINSURANCE AGREEMENTS

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

At December 31, 2013, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 5.6% and 50.2%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 32.0% and 41.9%, respectively, of its current liability exposure resulting from the GMIB feature. See Note 8.

Based on management’s estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2013 and 2012 were $6,747 million and $11,044 million, respectively. The increases (decreases) in estimated fair value were $(4,297) million, $497 million and $5,941 million for 2013, 2012 and 2011, respectively.

At December 31, 2013 and 2012, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,379 million and $2,465 million, of which $1,920 million and $1,964 million related to two specific reinsurers, which are rated A/AA- with the remainder of the reinsurers rated BBB and above or not rated. At December 31, 2013 and 2012, affiliated reinsurance recoverables related to insurance contracts amounted to $1,555 million and $1,383 million, respectively. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

Reinsurance payables related to insurance contracts totaling $70 million and $73 million are included in other liabilities in the consolidated balance sheets at December 31, 2013 and 2012, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $143 million and $160 million at December 31, 2013 and 2012, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. Reinsurance assumed reserves at December 31, 2013 and 2012 were $709 million and $752 million, respectively.

The following table summarizes the effect of reinsurance:

	2013	2012	2011

		(In Millions)

Direct premiums	$848	$873	$908
Reinsurance assumed	213	219	210
Reinsurance ceded	(565)	(578)	(585)

Premiums	$496	$514	$533

Universal Life and Investment-type Product Policy Fee Income Ceded	$247	$234	$221

Policyholders’ Benefits Ceded	$703	$667	$510

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $79 million and $86 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, respectively, $1,687 million and $1,704 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group, rated AA-. Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2013	2012	2011

	(In Millions)

Incurred benefits related to current year	$15	$16	$24
Incurred benefits related to prior years	10	14	18

Total Incurred Benefits	$25	$30	$42

Benefits paid related to current year	$19	$21	$15
Benefits paid related to prior years	13	16	24

Total Benefits Paid	$32	$37	$39

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2013	2012
	(In Millions)

Short-term debt:
AllianceBernstein commercial paper (with interest rates of 0.3% and 0.5%)	$268	$323

Total short-term debt	268	323

Long-term debt:
AXA Equitable:
Surplus Notes, 7.7%, due 2015	200	200

Total long-term debt	200	200

Total Short-term and Long-term Debt	$468	$523

Short-term Debt

AXA Equitable is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement ($13 million, as of December 31, 2013). Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings. AXA Equitable’s borrowing capacity with FHLBNY is $1,000 million. As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral. At December 31, 2013, there were no outstanding borrowings from FHLBNY.

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

As of December 31, 2013 and 2012, AllianceBernstein had no amounts outstanding under the AB Credit Facility or the previous revolving credit facilities, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit.

Long-term Debt

At December 31, 2013, the Company was not in breach of any long-term debt covenants.

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

In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note pays interest semi-annually and matures on December 1, 2018.

In November 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note paid interest semi-annually and was scheduled to mature on December 1, 2018. In June 2013, AXA Equitable repaid this note at par value plus interest accrued to AXA Financial.

Other Transactions

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

In August 2012, the Company purchased agricultural mortgage loans from MONY Life and MONY Life Insurance Company of America (“MLOA”), for a purchase price of $109 million.

The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $40 million, $37 million and $14 million, respectively, for 2013, 2012 and 2011.

In 2013, 2012 and 2011, respectively, the Company paid AXA Distribution and its subsidiaries $621 million, $684 million and $641 million of commissions and fees for sales of insurance products. The Company charged AXA Distribution’s subsidiaries $306 million, $348 million and $413 million, respectively, for their applicable share of operating expenses in 2013, 2012 and 2011, pursuant to the Agreements for Services.

The Company currently reinsures to AXA RE Arizona Company (“AXA Arizona”) a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. At December 31, 2013 and 2012, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $5,388 million and $8,888 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums in 2013, 2012 and 2011 related to the UL and no lapse guarantee riders totaled approximately $474 million, $484 million and $484 million, respectively. Ceded claims paid in 2013, 2012 and 2011 were $70 million, $68 million and $31 million, respectively.

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

Premiums earned from the above mentioned affiliated reinsurance transactions in 2013, 2012 and 2011 totaled approximately $21 million, $21 million and $22 million, respectively. Claims and expenses paid in 2013, 2012 and 2011 were $10 million, $13 million and $14 million, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $165 million, $161 million and $152 million in 2013, 2012 and 2011, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $24 million, $26 million and $22 million in 2013, 2012 and 2011, respectively. The net receivable (payable) related to these contracts was approximately $(8) million and $8 million at December 31, 2013 and 2012, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein. These revenues are described below:

	2013	2012	2011

	(In Millions)

Investment advisory and services fees	$1,010	$879	$831
Distribution revenues	455	408	360
Other revenues - shareholder servicing fees	91	89	92
Other revenues - other	6	5	6

12)	EMPLOYEE BENEFIT PLANS

Pension Plans

AXA Equitable sponsors a qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees), managers and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. AXA Equitable also sponsors non-qualified defined benefit pension plans.

AXA Equitable announced in the third quarter of 2013 that benefit accruals under its qualified and non-qualified defined benefit pension plans would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI. In addition, AXA Equitable announced that it will begin providing a company contribution to the AXA Equitable 401(k) Plan as of January 1, 2014. AXA Equitable will also provide an excess 401(k) contribution for eligible compensation over the qualified plan compensation limits under a nonqualified deferred compensation plan.

AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein’s benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2013, no cash contributions were made by AXA Equitable to its qualified pension plan. AllianceBernstein made a $4 million cash contribution to its qualified pension plan in 2013. The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum it can deduct for Federal income tax purposes. Based on the funded status of the plans at December 31, 2013, no minimum contribution is required to be made in 2014 under ERISA, as amended by the Pension Act. AllianceBernstein currently estimates that it will contribute $6 million to its pension plan during 2014.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2013	2012	2011

	(In Millions)

Service cost	$40	$40	$41
Interest cost	99	109	122
Expected return on assets	(155)	(146)	(120)
Actuarial (gain) loss	1	1	-
Net amortization	155	164	145
Curtailment	3	-	-

Net Periodic Pension Expense	$143	$168	$188

Changes in the PBO of the Company’s qualified plans were comprised of:

	December 31,
	2013	2012

	(In Millions)

Projected benefit obligation, beginning of year	$2,797	$2,626
Service cost	32	32
Interest cost	99	109
Actuarial (gains) losses	(260)	219
Benefits paid	(176)	(187)
Plan amendments and curtailments	(29)	(2)

Projected Benefit Obligation, End of Year	$2,463	$2,797

The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans:

	December 31,
	2013	2012

	(In Millions)

Pension plan assets at fair value, beginning of year	$2,396	$2,093
Actual return on plan assets	180	231
Contributions	4	265
Benefits paid and fees	(179)	(193)

Pension plan assets at fair value, end of year	2,401	2,396
PBO	2,463	2,797

Excess of PBO Over Pension Plan Assets	$(62)	$(401)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $62 million and $401 million at December 31, 2013 and 2012, respectively. The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $2,463 million and $2,401 million, respectively, at December 31, 2013 and $2,797 million and $2,396 million, respectively, at December 31, 2012. The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $2,463 million and $2,401 million, respectively, at December 31, 2013 and $2,761 million and $2,396 million, respectively, at December 31, 2012. The accumulated benefit obligation for all defined benefit pension plans was $2,463 million and $2,761 million at December 31, 2013 and 2012, respectively.

The following table discloses the amounts included in AOCI at December 31, 2013 and 2012 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2013	2012

	(In Millions)

Unrecognized net actuarial (gain) loss	$1,181	$1,650
Unrecognized prior service cost (credit)	-	4

Total	$1,181	$1,654

The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are $115 million and $0 million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified pension plans of the Company at December 31, 2013 and 2012:

	December 31,
	2013	2012

	(In Millions)

Fixed Maturities	49.0%	52.8%
Equity Securities	39.1	36.5
Equity real estate	9.3	8.4
Cash and short-term investments	1.9	2.3
Other	0.7	-

Total	100.0%	100.0%

The primary investment objective of the qualified pension plan of AXA Equitable is to maximize return on assets, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets for AXA Equitable’s qualified pension plan are formalized by the Investment Committee established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon. During 2013, AXA Equitable continued to implement an investment allocation strategy of the qualified defined benefit pension plan targeting 30%-40% equities, 50%-60% high quality bonds, and 0%-15% equity real estate and other investments. Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

In 2013, AXA Equitable’s qualified pension plan continued to implement hedging strategies intended to minimize downside equity risk, principally using exchange-traded options contracts. As a result of a strategic asset allocation project conducted in the latter half of 2013, the existing equity-hedging program was discontinued in January 2014 at maturity of the underlying positions.

The following tables disclose the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of the Company at December 31, 2013 and 2012, respectively.

December 31, 2013:	Level 1	Level 2	Level 3	Total

Asset Categories	(In Millions)
Fixed Maturities:
Corporate	$-	$801	$-	$801
U.S. Treasury, government and agency	-	343	-	343
States and political subdivisions	-	16	-	16
Other structured debt	-	6	4	10
Common and preferred equity	716	191	-	907
Mutual funds	44	-	-	44
Private real estate investment funds	-	-	2	2
Private real estate investment trusts	-	11	220	231
Cash and cash equivalents	1	-	-	1
Short-term investments	23	23	-	46

Total	$784	$1,391	$226	$2,401

December 31, 2012:	Level 1	Level 2	Level 3	Total

Asset Categories	(In Millions)
Fixed Maturities:
Corporate	$-	$849	$-	$849
U.S. Treasury, government and agency	-	410	-	410
States and political subdivisions	-	18	-	18
Other structured debt	-	-	5	5
Common and preferred equity	751	62	-	813
Mutual funds	35	-	-	35
Private real estate investment funds	-	-	3	3
Private real estate investment trusts	-	11	197	208
Cash and cash equivalents	25	-	-	25
Short-term investments	-	30	-	30

Total	$811	$1,380	$205	$2,396

At December 31, 2013, assets classified as Level 1, Level 2, and Level 3 comprise approximately 32.7%, 57.9% and 9.4%, respectively, of qualified pension plan assets. At December 31, 2012, assets classified as Level 1, Level 2 and Level 3 comprised approximately 33.9%, 57.5% and 8.6%, respectively, of qualified pension plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis. Except for an investment of approximately $2 million in a private REIT through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

The tables below present a reconciliation for all Level 3 qualified pension plan assets at December 31, 2013 and 2012, respectively.

	Fixed Maturities(1)	Private Real Estate Investment Funds	Private Investment Trusts	Common Equity	Total

	(In Millions)

Balance at January 1, 2013	$5	$3	$197	$-	$205
Actual return on plan assets:
Relating to assets still held at December 31, 2013	-	-	23	-	23
Purchases/issues	-	-	-	-	-
Sales/settlements	-	-	-	-	-
Transfers into/out of Level 3	(1)	(1)	-	-	(2)

Balance at December 31, 2013	$4	$2	$220	$-	$226

Balance at January 1, 2012	$6	$4	$183	$-	$193
Actual return on plan assets:
Relating to assets still held at December 31, 2012	-	-	14	-	14
Sales/settlements	(1)	(1)	-	-	(2)
Transfers into/out of Level 3	-	-	-	-	-

Balance at December 31, 2012	$5	$3	$197	$-	$205

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by the Company to measure the benefits obligations and related net periodic cost of its qualified pension plans reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under each of the Company’s qualified pension plans were discounted using a published high-quality bond yield curve. The discount rate used to measure each of the benefits’ obligations at December 31, 2013 and 2012 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis. The following table discloses the weighted-average assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2013 and 2012.

	2013	2012

Discount rates:
Benefit obligation	4.50%	3.50%
Periodic cost	4.50%	4.25%

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. Based upon new plan asset allocation targets for 2014 intended to rebalance between the bond and equity portfolios under the long-term investment strategy, the expected long-term rate of return assumed on pension plan assets in the measurement of net periodic cost will be increased to 7.00%.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $10 million, $12 million and $13 million for 2013, 2012 and 2011, respectively.

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2014, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2013 and include benefits attributable to estimated future employee service.

Pension Benefits

(In Millions)

2014	$189
2015	196
2016	192
2017	188
2018	185
Years 2019-2023	853

Health Plans

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Acts”), signed into law in March 2010, have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Management, in consultation with its actuarial advisors in respect of the Plan, has concluded the Health Acts have no material impact on the calculations on future benefit levels due to the caps on the Company subsidy for retirees. Any increases in plan cost, including those associated under the Excise Tax on high cost plans, are anticipated to be passed on to retirees.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy. The subsidy came into existence with the enactment of the Medicare Modernization Act (“MMA”) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is “actuarially equivalent” to the benefit provided by the Medicare Part D program. Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received. Although the Medicare Part D subsidy did not become taxable until years beginning after December 31, 2012, the effects of changes in tax law had to be recognized immediately in the income statement of the period of enactment. When MMA was enacted, the Company reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions. Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

In 2011, AXA Equitable eliminated any subsidy for retiree medical and dental coverage for individuals retiring on or after May 1, 2012 as well as a $10,000 retiree life insurance benefit for individuals retiring on or after January 1, 2012. As a result, the Company recognized a one-time reduction in benefits expense of approximately $37 million in 2011.

AXA Financial Assumption

Since December 31, 1999, AXA Financial has legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable. AXA Equitable reimburses AXA Financial, Inc. for costs associated with these plans, as described in Note 11.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees.

Compensations costs for 2013, 2012 and 2011 for share-based payment arrangements as further described herein are as follows:

	2013	2012	2011

	(In Millions)

Performance Unit/Shares	$43	$24	$2
Stock Options	2	3	4
AXA Shareplan	13	18	9
AXA Miles	-	1	1
AllianceBernstein Stock Options	(4)	1	21
AllianceBernstein Restricted Units	286	148	377

Total Compensation Expenses	$340	$195	$414

U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”). In 2013, they were granted performance shares under the AXA International Performance Share Plan 2013 (the “Performance Share Plan”).

Performance Units and Performance Shares

2013 Grant.    On March 22, 2013, under the terms of the Performance Share Plan, AXA awarded approximately 2.2 million unearned performance shares to employees of AXA Equitable. The extent to which 2013-2014 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the third anniversary of the award date. The plan will settle in shares to all participants. In 2013, the expense associated with the March 22, 2013 grant of performance shares was approximately $11 million.

50% Settlement of 2010 Grant in 2013.    On April 4, 2013, cash distributions of approximately $7 million and share distributions of approximately $49,000 were made to active and former AXA Equitable employees in settlement of 390,460 performance units, representing the remaining 50 percent of the number of performance units earned under the terms of the AXA Performance Unit Plan 2010. Cash distributions of approximately $9 million in settlement of approximately 539,000 performance units, representing the first 50 percent of the performance units earned under the terms of the AXA Performance Unit Plan 2010 were distributed in April 2012.

2012 Grant.    On March 16, 2012, under the terms of the AXA Performance Unit Plan 2012, AXA awarded approximately 2.3 million unearned performance units to employees of AXA Equitable. The extent to which 2012-2013 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled in cash on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 15, 2015. In 2013 and 2012, the expense associated with the March 16, 2012 grant of performance units was approximately $26 million and $11 million, respectively.

2011 Grant.    On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to AXA Equitable employees. The extent to which 2011-2012 cumulative two-year targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014. For 2013, 2012 and 2011, the Company recognized expenses associated with the March 18, 2011 grant of performance units of approximately $6 million, $11 million and $2 million, respectively.

Settlement of 2009 Grant in 2011.    On March 20, 2011, approximately 831,000 performance units earned under the AXA Performance Unit Plan 2009 were fully vested for total value of approximately $17 million. Distributions to participants were made on April 14, 2011, resulting in cash settlements of approximately 80% of these performance units for aggregate value of approximately $14 million and equity settlements of the remainder with approximately 164,000 restricted AXA ordinary shares for aggregate value of approximately $3 million. The AXA ordinary shares were sourced from Treasury shares.

For 2013, 2012 and 2011, the Company recognized compensation costs of $43 million, $24 million and $2 million, respectively, for performance shares and units earned to date. The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit and share awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units and shares earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2013 and 2012 was $108 million and $58 million, respectively. Approximately 5.3 million outstanding performance units and shares are at risk to achievement of 2013 performance criteria, primarily representing the performance shares grant of March 22, 2013 for which cumulative average 2013-2014 performance targets will determine the number of performance shares earned and including one-half of the performance unit award granted on March 16, 2012.

Stock Options

2013 Grant.    On March 22, 2013, approximately 457,000 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 13.81 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 246,000 of the total options awarded on March 22, 2013 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 22, 2013 have a ten-year term. The weighted average grant date fair value per option award was estimated at $1.79 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 31.27%, a weighted average expected term of 7.7 years, an expected dividend yield of 7.52% and a risk-free interest rate of 1.34%. The total fair value of these options (net of expected forfeitures) of $818,597 is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2013, the Company recognized expenses associated with the March 22, 2013 grant of options of approximately $357,000.

2012 Grant.    On March 16, 2012, approximately 901,000 options to purchase AXA ordinary shares were granted to AXA Equitable employees under the terms of the Stock Option Plan at an exercise price of 12.22 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 370,000 of the total options awarded on March 16, 2012 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 16, 2012 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.48 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 39.89%, a weighted average expected term of 5.6 years, an expected dividend yield of 7.54% and a risk-free interest rate of 1.8%. The total fair value of these options (net of expected forfeitures) of approximately $2 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2013 and 2012, respectively, the expense associated with the March 16, 2012 grant of options was approximately $504,000 and $791,000.

2011 Grant.    On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros. Approximately 2.3 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. In addition, approximately 483,000 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 18, 2011 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.49 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%. The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. For 2013, 2012 and 2011, the Company recognized expenses associated with the March 18, 2011 grant of options of $573,000, $1 million and $2 million, respectively.

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

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2013 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs(3)		AllianceBernstein Holding Units
	Number Outstanding (In 000’s)	Weighted Average Exercise Price		Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price

Options outstanding at January 1, 2013	18,101.7		€21.00	4,990.0	$20.01	8,553.3		$39.77
Options granted	486.2		€13.81	-	$-	37.7		$25.47
Options exercised	(527.8)		€12.15	(3,022.6)	$17.74	(887.6)		$17.05
Options forfeited, net	(490.4)		€19.27	(145.5)	$22.01	(602.4)		$60.10
Options expired	-		-	7.9	-	(26.9)		$36.50

Options Outstanding at December 31, 2013	17,569.7		€21.00	1,829.8	$23.60	7,074.1		$40.82

Aggregate Intrinsic Value(1)		€	- (2)		$8,120.6		$	- (2)

Weighted Average Remaining Contractual Term (in years)	4.24			1.28		4.9

Options Exercisable at December 31, 2013	13,599.8		€23.12	1,820.1	$23.66	4,684.5		34.97

Aggregate Intrinsic Value(1)		€	- (2)		$7,967.9		$	- (2)

Weighted Average Remaining Contractual Term (in years)	3.35			1.26		4.8

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2013 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.
(3)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

Cash proceeds received from employee exercises of stock options in 2013 was $54 million. The intrinsic value related to employee exercises of stock options during 2013, 2012 and 2011 were $14 million, $5 million and $3 million respectively, resulting in amounts currently deductible for tax purposes of $5 million, $2 million, and $1 million, respectively, for the periods then ended. In 2013, 2012 and 2011, windfall tax benefits of approximately $5 million, $2 million and $1 million, respectively, resulted from employee exercises of stock option awards.

At December 31, 2013, AXA Financial held approximately 351,000 AXA ADRs and AXA ordinary shares in treasury at a weighted average cost of $24.73 per share, of which approximately 302,000 were designated to fund future exercises of outstanding stock options and approximately 49,000 were designated to fund restricted stock grants. The AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of stock options. These call options expired on November 23, 2009. Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2013, 2012 and 2011, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2013	2012	2011	2013	2012	2011

Dividend yield	7.52%	7.54%	7.00%	8.0-8.3%	6.20%	5.40%
Expected volatility	31.27%	39.89%	33.90%	49.7-49.8%	49.20%	47.30%
Risk-free interest rates	1.34%	1.80%	3.13%	0.8-1.7%	0.70%	1.9%
Expected life in years	7.7	5.6	6.4	6.0	6.0	6.0
Weighted average fair value per option at grant date	$1.79	$2.48	$2.49	$5.44	$3.67	$5.98

For 2013, 2012 and 2011, the Company recognized compensation costs (credits) for employee stock options of $(2) million, $4 million and $25 million, respectively. As of December 31, 2013, approximately $1 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 0.5 years.

Restricted Awards

Under the Stock Incentive Plan, AXA Financial grants restricted stock to employees and financial professionals of its subsidiaries. Generally, all outstanding restricted stock awards have vesting terms ranging from three to five years. Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually. Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent members of its General Partner. In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.

For 2013, 2012 and 2011, respectively, the Company recognized compensation costs of $286 million, $148 million and $377 million for awards outstanding under these restricted stock and unit award plans. The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. At December 31, 2013, approximately 22.3 million restricted shares and Holding units remain unvested. At December 31, 2013, approximately $48 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 4.2 years.

The following table summarizes unvested restricted stock activity for 2013.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2013	177,001	$27.23
Granted	11,613	$13.97
Vested	117,235	$33.91
Forfeited	-	-

Unvested as of December 31, 2013	71,379	$14.09

Restricted stock vested in 2013, 2012 and 2011 had aggregate vesting date fair values of approximately $1 million, $1 million and $2 million, respectively.

AXA Shareplan

In 2013, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2013. Eligible employees could have reserved a share purchase during the reservation period from September 2, 2013 through September 17, 2013 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 28, 2013 through October 31, 2013. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 24, 2013 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $19.85 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 12.95% formula discounted price of $21.59 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2013 which is July 1, 2018. All subscriptions became binding and irrevocable at October 31, 2013.

The Company recognized compensation expense of $13 million in 2013, $18 million in 2012 and $9 million in 2011 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to AXA Equitable participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. AXA Equitable participants in AXA Shareplans 2013, 2012 and 2011 primarily invested under Investment Option B for the purchase of approximately 5 million, 8 million and 9 million AXA ordinary shares, respectively.

AXA Miles Program

AXA Miles Program 2012.    On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA ordinary shares (“AXA Miles”) to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011 and was confirmed to have been achieved. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect changes in respect of the expectation for meeting the predefined performance conditions. In 2013 and 2012, respectively, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $278,000 and $538,000.

AXA Miles Program 2007.    On July 1, 2007, under the terms of the AXA Miles Program 2007, AXA granted 50 AXA Miles to every employee and eligible financial professionals of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represented the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability. The grant date fair value of approximately 449,000 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $19 million, measured as the market equivalent of a vested AXA ordinary share. Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. For 2011, the Company recognized compensation expense of approximately $1 million in respect of this grant of AXA Miles.

AllianceBernstein Long-term Incentive Compensation Plans

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

AllianceBernstein engages in open-market purchases of AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2013 and 2012, AllianceBernstein purchased 5.2 million and 15.7 million Holding units for $111 million and $239 million respectively. These amounts reflect open-market purchases of 1.9 million and 12.3 million Holding units for $39 million and $182 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 13.9 million (including 6.5 million restricted Holding units granted in December 2013 for 2013 year-end rewards and 6.5 million granted in January 2013 for 2012 year-end awards). During 2012, AllianceBernstein granted to employees and Eligible Directors 12.1 million restricted Holding awards (including 8.7 million granted in January 2012 for 2011 year-end awards). Prior to third quarter 2013,

AllianceBernstein funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust. In December 2013, AB Holding newly issued 3.9 million Holding units to fund the restricted Holding units awards granted in December 2013.

Effective July 1, 2013, management of AllianceBernstein and AllianceBernstein Holding L.P. (“AB Holding”) retired all unallocated Holding units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and AB Holding intend to retire additional units as AllianceBernstein purchases Holding units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding units is not available in the rabbi trust to fund new awards, AB Holding will issue new Holding units in exchange for newly-issued AllianceBernstein units, as was done in December 2013.

The 2012 long-term incentive compensation awards allowed most employees to allocate their award between restricted Holding units and deferred cash. As a result, 6.5 million restricted Holding unit awards for the December 2012 awards were awarded and allocated as such within the consolidated rabbi trust in January. There were approximately 17.9 million unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2012. The purchases and issuances of Holding units resulted in an increase of $60 million in Capital in excess of par value during 2012 with a corresponding decrease of $60 million in Noncontrolling interest.

The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $156 million, $147 million and $625 million (which includes the one-time, non-cash deferred compensation charge of $472 million) for 2013, 2012 and 2011, respectively. The cost of the 2013 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.

On July 1, 2010, the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”), as amended, was established, under which various types of Holding unit-based awards have been available for grant to its employees and Eligible Directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units. The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of Holding units with respect to which awards may be granted is 60 million, including no more than 30 million newly issued Holding units. As of December 31, 2013, 248,281 options to buy Holding units had been granted and 38 million Holding units net of forfeitures, were subject to other Holding unit awards made under the 2010 Plan. Holding unit-based awards (including options) in respect of 22 million Holding units were available for grant as of December 31, 2013.

14)	INCOME TAXES

A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2013	2012	2011

	(In Millions)

Income tax (expense) benefit:
Current (expense) benefit	$197	$(233)	$40
Deferred (expense) benefit	1,876	391	(1,338)

Total	$2,073	$158	$(1,298)

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects are as follows:

	2013	2012	2011

	(In Millions)

Expected income tax (expense) benefit	$1,858	$(20)	$(1,443)
Noncontrolling interest	101	37	(36)
Separate Accounts investment activity	122	94	83
Non-taxable investment income (loss)	20	24	8
Adjustment of tax audit reserves	(14)	(2)	(7)
State income taxes	(6)	7	7
AllianceBernstein Federal and foreign taxes	2	10	(13)
Tax settlement	-	-	84
Other	(10)	8	19

Income tax (expense) benefit	$2,073	$158	$(1,298)

The Internal Revenue Service (“IRS”) completed its examination of the Company’s 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent’s Report during the third quarter of 2011. The impact of these completed audits on the Company’s financial statements and unrecognized tax benefits in 2011 was a tax benefit of $84 million.

The U.S. Department of the Treasury 2013-2014 Priority Guidance Plan includes an item for guidance in the form of a revenue ruling with respect to the calculation of the Separate Account dividends received deduction (“DRD”). The ultimate timing and substance of any such guidance is unknown. It is also possible that the calculation of the Separate Account DRD will be addressed in future legislation. Any such guidance or legislation could result in the elimination or reduction on either a retroactive or prospective basis of the Separate Account DRD tax benefit that the Company receives.

The components of the net deferred income taxes are as follows:

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities

	(In Millions)

Compensation and related benefits	$104	$-	$207	$-
Reserves and reinsurance	-	688	-	2,419
DAC	-	1,016	-	960
Unrealized investment gains or losses	-	85	-	739
Investments	-	1,410	-	1,137
Alternative minimum tax credits	-	-	157	-
Net operating losses	492	-	-	-
Other	7	-	-	57

Total	$603	$3,199	$364	$5,312

The Company does not provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States. As of December 31, 2013, $238 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $92 million would need to be provided if such earnings were remitted.

At December 31, 2013, of the total amount of unrecognized tax benefits, $568 million would affect the effective rate. At December 31, 2012, of the total amount of unrecognized tax benefits, $522 million would affect the effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2013 and 2012 were $120 million and $105 million, respectively. For 2013, 2012 and 2011, respectively, there were $15 million, $4 million and $14 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2013	2012	2011

	(In Millions)

Balance at January 1,	$573	$453	$434
Additions for tax positions of prior years	57	740	337
Reductions for tax positions of prior years	(38)	(620)	(235)
Additions for tax positions of current year	-	-	1
Settlements with tax authorities	-	-	(84)

Balance at December 31,	$592	$573	$453

In 2012, the Internal Revenue Service commenced the examination of the 2006 and 2007 tax years. An appeal of the 2004 and 2005 tax years is pending at the Appeals Office of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefit will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

15)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2013	2012	2011

	(In Millions)

Unrealized gains (losses) on investments	$141	$1,352	$772
Defined benefit pension plans	(757)	(1,056)	(1,082)

Total accumulated other comprehensive income (loss)	(616)	296	(310)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	13	21	13

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(603)	$317	$(297)

The components of OCI for the past three years, net of tax, follow:

	2013	2012	2011

	(In Millions)

Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$(1,550)	$658	$571
(Gains) losses reclassified into net earnings (loss) during the year(1)	49	59	18

Net unrealized gains (losses) on investments	(1,501)	717	589
Adjustments for policyholders liabilities, DAC, insurance liability loss recognition and other	290	(137)	(223)

Change in unrealized gains (losses), net of adjustments and (net of deferred income tax expense (benefit) of $654 million, $(318) million and $(193) million)	(1,211)	580	366

Change in defined benefit plans:
Net gain (loss) arising during the year	198	(82)	(169)
Prior service cost arising during the year	-	1	-
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	101	106	94
Amortization of net prior service credit included in net periodic cost	-	1	1

Change in defined benefit plans (net of deferred income tax expense (benefit) of $161 million, $14 million and $(40) million)	299	26	(74)

Total other comprehensive income (loss), net of income taxes	(912)	606	292
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(8)	8	21

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(920)	$614	$313

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(26) million, $(32) million and $(10) million for 2013, 2012 and 2011, respectively.

(2)

These AOCI components are included in the computation of net periodic costs (see Note 12). Reclassification amounts presented net of income tax expense (benefit) of $(54) million, $(58) million and $(51) million for 2013, 2012 and 2011, respectively.

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

16)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2013, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity, were $0 million for 2014, $200 million for 2015, $0 million for 2016 and thereafter.

Leases

The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2014 and the four successive years are $217 million, $216 million, $209 million, $208 million, $192 million and $1,232 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2014 and the four successive years is $41 million, $48 million, $47 million, $48 million, $48 million and $316 million thereafter.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2013, 2012 and 2011, respectively, AXA Equitable recorded $85 million, $30 million and $55 million pre-tax charges related to severance and lease costs. The amounts recorded in 2013 included a pre-tax charge of $52 million related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2013	2012	2011

	(In Millions)

Balance, beginning of year	$52	$44	$11
Additions	140	54	79
Cash payments	(66)	(46)	(43)
Other reductions	(4)	-	(3)

Balance, End of Year	$122	$52	$44

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently during 2013 and 2012, respectively, AllianceBernstein recorded a $4 million and $21 million pre-tax charge related to severance costs. During 2013 and 2012, AllianceBernstein recorded $28 million and $223 million, respectively, of pre-tax real estate charges related to a global office space consolidation plan. The charges reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space offset by changes in estimates relating to previously recorded real estate charges. Included in the 2013 real estate charge was a charge of $17 million related to additional sublease losses resulting from the extension of sublease marketing periods. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary.

Guarantees and Other Commitments

The Company provides certain guarantees or commitments to affiliates, investors and others. At December 31, 2013, these arrangements include commitments by the Company to provide equity financing of $504 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

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

The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2013. The Company had $595 million of commitments under existing mortgage loan agreements at December 31, 2013.

The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Arizona, a wholly-owned subsidiary of AXA Financial.

AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent that AXA Arizona holds assets in an irrevocable trust (the “Trust”) ($6,805 million at December 31, 2013) and/or letters of credit ($3,251 million at December 31, 2013). These letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2013, AllianceBernstein had funded $25 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), AllianceBernstein committed to invest $25 million in the Real Estate Fund. As of December 31, 2013, AllianceBernstein had funded $12 million of this commitment.

During 2012, AllianceBernstein entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2013, AllianceBernstein had funded $8 million of this commitment.

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

Insurance Regulatory Matters

AXA Equitable is subject to various statutory and regulatory requirements concerning the payment of death benefits and the reporting and escheatment of unclaimed property, and is subject to audit and examination for compliance with these requirements. AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable is also under audit by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the New York State Department of Financial Services (the “NYSDFS”) to use data available on the U.S. Social Security Administration’s Death Master File (“DMF”) or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable filed a number of reports with the NYSDFS related to its request and has completed the process. A number of life insurance industry companies have received a multistate targeted market conduct examination notice issued on behalf of various U.S. state insurance departments reviewing use of the DMF, claims processing and payments to beneficiaries. In December 2012, AXA Equitable received an examination notice on behalf of at least six insurance departments. The audits and related inquiries have resulted in the payment of death benefits and changes to AXA Equitable’s relevant procedures. AXA Equitable expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments, and the payment of examination costs. In addition, AXA Equitable, along with other life insurance industry companies, is subject to lawsuits that may be filed by state regulatory agencies or other litigants.

AXA Equitable is responding to requests for information and documents from the Consumer Protection Division of the NYDFS relating to the AXA Tactical Manager (“ATM”) volatility management tool strategy. The inquiry relates to whether we failed to comply with certain provisions of New York Insurance law with respect to the implementation of the ATM strategy. The NYDFS has informed AXA Equitable that it intends to seek a penalty for what it considers a failure to comply with such provisions. AXA Equitable has responded to, and is actively discussing the issue with the NYDFS.

AllianceBernstein Litigation

During first quarter 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Elecronics UK Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of AllianceBernstein organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to AllianceBernstein’s initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form in the High Court of Justice in London, England regarding their alleged claim. AllianceBernstein believes that it has strong defenses to these claims, which were set forth in AllianceBernstein’s October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $382 million during 2014. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS who then has 30 days to disapprove the distribution. For 2013, 2012 and 2011, respectively, AXA Equitable’s statutory net income (loss) totaled $(28) million, $602 million and $967 million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $4,358 million and $5,178 million at December 31, 2013 and 2012, respectively. In 2013, AXA Equitable paid $234 million in cash and transferred approximately 10.9 million in Units of AllianceBernstein (fair value of $234 million) in shareholder dividends to AXA Financial. In 2012 and 2011, respectively, AXA Equitable paid $362 million and $379 million in shareholder dividends.

At December 31, 2013, AXA Equitable, in accordance with various government and state regulations, had $83 million of securities on deposit with such government or state agencies.

At December 31, 2013 AXA Equitable had affiliated surplus notes of $825 million due to AXA Financial. The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the NYSDFS. Interest expense in 2013 will approximate $55 million. In second quarter 2013 AXA Equitable repaid a $500 million surplus note at par values plus interest accrued to AXA Financial.

At December 31, 2013 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYSDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2013.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (h) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP, (j) the fair valuing of all acquired assets and liabilities including intangible assets are required for U.S. GAAP purchase accounting and (k) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.

The following tables reconcile AXA Equitable’s statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by NYSDFS laws and regulations with consolidated net earnings (loss) and equity attributable to AXA Equitable on a U.S. GAAP basis.

	December 31,
	2013	2012	2011

	(In Millions)

Net change in statutory surplus and capital stock	$(864)	$64	$824
Change in AVR	46	269	(211)

Net change in statutory surplus, capital stock and AVR	(818)	333	613
Adjustments:
Future policy benefits and policyholders’ account balances	(607)	(508)	(270)
DAC	75	142	(2,861)
Deferred income taxes	2,038	798	(1,272)
Valuation of investments	7	(377)	16
Valuation of investment subsidiary	(109)	(306)	590
Increase (decrease) in the fair value of the reinsurance contract asset	(4,297)	497	5,941
Pension adjustment	(478)	(41)	111
Amortization of deferred cost of insurance ceded to AXA Arizona	(280)	(126)	(156)
Shareholder dividends paid	468	362	379
Changes in non-admitted assets	2	(489)	(154)
Repayment of surplus Note	500	-	-
Other, net	(74)	(190)	(10)

U.S. GAAP Net Earnings (Loss) Attributable to AXA Equitable	$(3,573)	$95	$2,927

	December 31,
	2013	2012	2011

	(In Millions)

Statutory surplus and capital stock	$3,825	$4,689	$4,625
AVR	535	489	220

Statutory surplus, capital stock and AVR	4,360	5,178	4,845
Adjustments:
Future policy benefits and policyholders’ account balances	(3,884)	(3,642)	(2,456)
DAC	3,874	3,728	3,545
Deferred income taxes	(2,672)	(5,330)	(5,357)
Valuation of investments	703	3,271	2,266
Valuation of investment subsidiary	(515)	(137)	231
Fair value of reinsurance contracts	6,747	11,044	10,547
Deferred cost of insurance ceded to AXA Arizona	2,366	2,646	2,693
Non-admitted assets	469	467	510
Issuance of surplus notes	(1,025)	(1,525)	(1,525)
Other, net	115	(264)	(459)

U.S. GAAP Total Equity Attributable to AXA Equitable	$10,538	$15,436	$14,840

19)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2013	2012	2011

	(In Millions)

Segment revenues:
Insurance	$(54)	$6,443	$15,140
Investment Management(1)	2,915	2,738	2,750
Consolidation/elimination	(21)	(21)	(18)

Total Revenues	$2,840	$9,160	$17,872

(1)

Intersegment investment advisory and other fees of approximately $67 million, $58 million and $56 million for 2013, 2012 and 2011, respectively, are included in total revenues of the Investment Management segment.

	2013	2012	2011

	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(5,872)	$(132)	$4,284
Investment Management(2)	564	190	(164)
Consolidation/elimination	(1)	-	4

Total Earnings (Loss) from Continuing Operations, before Income Taxes	$(5,309)	$58	$4,124

(2)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2013	2012

	(In Millions)

Segment assets:
Insurance	$171,532	$164,201
Investment Management	11,873	12,647
Consolidation/elimination	(4)	(5)

Total Assets	$183,401	$176,843

In accordance with SEC regulations, securities with a fair value of $925 million and $1,509 million have been segregated in a special reserve bank custody account at December 31, 2013 and 2012, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

20)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2013 and 2012 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Millions)

2013
Total Revenues	$392	$537	$834	$1,077

Earnings (Loss) from Continuing Operations, Net of Income Taxes, Attributable to AXA Equitable	$(1,004)	$(1,051)	$(878)	$(640)

Net Earnings (Loss), Attributable to AXA Equitable	$(1,004)	$(1,051)	$(878)	$(640)

2012
Total Revenues	$(952)	$6,475	$1,728	$1,909

Earnings (Loss) from Continuing Operations, Net of Income Taxes, Attributable to AXA Equitable	$(1,635)	$2,421	$(241)	$(450)

Net Earnings (Loss), Attributable to AXA Equitable	$(1,635)	$2,421	$(241)	$(450)

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors and Shareholder

of AXA Equitable Life Insurance Company:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2014 appearing in the 2013 Annual Report on Form 10-K of AXA Equitable Life Insurance Company also included an audit of the financial statement schedules listed in Item 15(A)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York

March 10, 2014

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE I

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2013

Type of Investment	Cost(A)	Fair Value	Carrying Value

	(In Millions)

Fixed Maturities:
U.S. government, agencies and authorities	$3,584	$3,129	$3,129
State, municipalities and political subdivisions	444	477	477
Foreign governments	359	393	393
Public utilities	3,853	4,086	4,086
All other corporate bonds	19,747	20,479	20,479
Redeemable preferred stocks	849	855	855

Total fixed maturities	28,836	29,419	29,419

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	37	34	34
Mortgage loans on real estate	5,684	5,716	5,684
Real estate joint ventures	3	N/A	3
Policy loans	3,434	3,097	3,434
Other limited partnership interests and equity investments	1,829	1,829	1,829
Trading securities	4,225	4,221	4,221
Other invested assets	1,353	1,353	1,353

Total Investments	$45,401	$45,670	$45,978

(A)

Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

BALANCE SHEETS (PARENT COMPANY)

DECEMBER 31, 2013 AND 2012

	2013	2012

	(In Millions)

ASSETS
Investment:
Fixed maturities available-for-sale, at fair value (amortized cost of $28,785 and $30,656 respectively)	$29,365	$33,538
Mortgage loans on real estate	5,684	5,059
Equity real estate, held for the production of income	3	4
Policy loans	3,434	3,512
Investments in and loans to affiliates	2,190	2,328
Trading securities	3,647	1,834
Other equity investments	1,666	1,403
Other invested assets	1,348	1,826

Total investments	47,337	49,504
Cash and cash equivalents	1,704	2,450
Deferred policy acquisition costs	3,874	3,728
Amounts due from reinsurers	3,934	3,847
Guaranteed minimum income benefit reinsurance asset, at fair value	6,747	11,044
Other assets	3,941	4,576
Separate Accounts’ assets	108,857	94,139

Total Assets	$176,394	$169,288

LIABILITIES
Policyholders’ account balances	$30,340	$28,263
Future policy benefits and other policyholders liabilities	21,666	22,655
Broker-dealer related payables	29	213
Short-term and long-term debt	200	200
Current and deferred income taxes	2,073	4,479
Loans from affiliates	825	1,325
Other liabilities	1,866	2,578
Separate Accounts’ liabilities	108,857	94,139

Total liabilities	165,856	153,852

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,934	5,992
Retained earnings	5,205	9,125
Accumulated other comprehensive income (loss)	(603)	317

Total AXA Equitable’s equity	10,538	15,436

Total Liabilities and AXA Equitable’s Equity	$176,394	$169,288

The financial information of AXA Equitable Life Insurance Company (“Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF EARNINGS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,546	$3,334	$3,312
Premiums	496	514	533
Net investment income (loss):
Investment income (loss) from derivative instruments	(2,846)	(943)	2,369
Other investment income (loss)	2,146	2,208	2,186

Total net investment income (loss)	(700)	1,265	4,555
Investment gains (losses), net:
Total other-than-temporary impairment losses	(81)	(96)	(36)
Portion of loss recognized in other comprehensive income (loss)	15	2	4

Net impairment losses recognized	(66)	(94)	(32)
Other investment gains (losses), net	(25)	14	(10)

Total investment gains (losses), net	(91)	(80)	(42)
Equity in earnings (loss) of subsidiaries	788	483	55
Commissions, fees and other income	219	201	338
Increase (decrease) in the fair value of the reinsurance contract asset	(4,297)	497	5,941

Total revenues	(39)	6,214	14,692

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,689	2,986	4,357
Interest credited to policyholders’ account balances	1,373	1,166	999
Compensation and benefits	432	399	372
Commissions	1,173	1,265	1,212
Interest expense	87	106	106
Amortization of deferred policy acquisition costs	580	576	3,620
Capitalization of deferred policy acquisition costs	(654)	(718)	(759)
Rent expense	35	34	47
Premium taxes	36	42	43
Other operating costs and expenses	789	472	651

Total benefits and other deductions	5,540	6,328	10,648

Earnings (loss) from continuing operations, before income taxes	(5,579)	(114)	4,044
Income tax (expense) benefit	2,343	330	(1,218)

Net Earnings (Loss)	(3,236)	216	2,826
Less: net (earnings) loss attributable to the noncontrolling interest	(337)	(121)	101

Net Earnings (Loss) Attributable to AXA Equitable	(3,573)	95	2,927

Total other comprehensive income (loss), net of income taxes
Attributable to AXA Equitable	(920)	614	313

Comprehensive Income (Loss) Attributable to AXA Equitable	$(4,493)	$709	$3,240

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

	(In Millions)

Net earnings (loss)	$(3,236)	$216	$2,826
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,373	1,166	999
Universal life and investment-type policy fee income	(3,546)	(3,334)	(3,312)
Investment gains (losses), net	91	80	42
Equity in net earnings of subsidiaries	(788)	(483)	(55)
Dividends from subsidiaries	467	323	332
Change in deferred policy acquisition costs	(74)	(142)	2,861
Change in future policy benefits and other policyholder funds	(432)	876	2,229
(Income) loss related to derivative instruments	2,846	943	(2,369)
Change in reinsurance recoverable with affiliate	(175)	(207)	(242)
Change in the fair value of the reinsurance contract asset	4,297	(497)	(5,941)
Change in current and deferred income taxes	(1,753)	(224)	1,250
Amortization of reinsurance cost	280	47	211
Amortization and depreciation	103	62	83
Real estate asset write-off charge	52	-	-
Other, net	363	(182)	(190)

Net cash provided by (used in) operating activities	(132)	(1,356)	(1,276)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,681	3,547	3,427
Sales of investments	4,978	1,566	626
Purchases of investments	(9,583)	(7,563)	(7,462)
Cash settlements related to derivative instruments	(2,479)	(287)	1,429
Additional loans to affiliates	(56)	-	-
Decrease in loans to affiliates	5	4	-
Change in short-term investments	-	34	16
Change in policy loans	78	31	38
Other, net	(103)	(37)	(44)

Net cash provided by (used in) investing activities	(3,479)	(2,705)	(1,970)

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 - CONTINUED

	2013	2012	2011

	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,469	$5,437	$4,461
Withdrawals and transfers to Separate Accounts	(1,188)	(982)	(821)
Shareholder dividends paid	(234)	(362)	(379)
Capital contribution	-	195	-
Change in collateralized pledged liabilities	(663)	(288)	989
Change in collateralized pledged assets	(19)	(5)	99
Decrease in loans from affiliates	(500)	-	-

Net cash provided by (used in) financing activities	2,865	3,995	4,349

Change in cash and cash equivalents	(746)	(66)	1,103
Cash and cash equivalents, beginning of year	2,450	2,516	1,413

Cash and Cash Equivalents, End of Year	$1,704	$2,450	$2,516

Supplemental cash flow information:
Interest Paid	$91	$107	$106

Income Taxes (Refunded) Paid	$(227)	$261	$15

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2013

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)

	(In Millions)

Insurance	$3,874	$30,340	$21,697	$4,042	$(724)	$3,064	$580	$2,174
Investment Management	-	-	-	-	58	-	-	2,351
Consolidation/ Elimination	-	-	-	-	37	-	-	(20)

Total	$3,874	$30,340	$21,697	$4,042	$(629)	$3,064	$580	$4,505

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2012

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)

	(In Millions)

Insurance	$3,728	$28,263	$22,687	$3,848	$1,242	$4,155	$576	$1,844
Investment Management	-	-	-	-	65	-	-	2,548
Consolidation/ Elimination	-	-	-	-	31	-	-	(21)

Total	$3,728	$28,263	$22,687	$3,848	$1,338	$4,155	$576	$4,371

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2011

Segment	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)

Insurance	$3,845	$4,526	$5,359	$3,620	$1,877
Investment Management	-	(58)	-	-	2,914
Consolidation/ Elimination	-	34	-	-	(22)

Total	$3,845	$4,502	$5,359	$3,620	$4,769

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE IV

REINSURANCE(A)

AT OR FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

	(Dollars In Millions)

2013
Life Insurance In-Force	$414,362	$92,252	$33,494	$355,604	9.4%

Premiums:
Life insurance and annuities	$770	$511	$201	$460	43.7%
Accident and health	78	54	12	36	33.3%

Total Premiums	$848	$565	$213	$496	42.9%

2012
Life Insurance In-Force	$409,488	$96,869	$34,361	$346,980	9.9%

Premiums:
Life insurance and annuities	$785	$518	$206	$473	43.5%
Accident and health	88	60	13	41	31.7%

Total Premiums	$873	$578	$219	$514	42.6%

2011
Life Insurance In-Force	$396,304	$101,926	$34,738	$329,116	10.6%

Premiums:
Life insurance and annuities	$815	$521	$195	$489	39.9%
Accident and health	93	64	15	44	34.1%

Total Premiums	$908	$585	$210	$533	39.4%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.

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

AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in internal control over financial reporting

There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Board currently consists of eleven members, including our President and Chief Executive Officer, two senior executives of AXA, one senior executive of AllianceBernstein and seven independent members.

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Each of the Directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2013, except Mr. de Castries.

The current members of our Board are as follows:

Mark Pearson

Mr. Pearson, age 55, has been a Director of AXA Equitable since January 2011. Mr. Pearson currently serves as Chairman of the Board, President and Chief Executive Officer. From February 2011 through September 2013, he served as Chairman of the Board and Chief Executive Officer. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011. Mr. Pearson is also a member of the Management and Executive Committees at AXA. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants and is a member of the Board of Directors of the American Council of Life Insurers and the Financial Services Roundtable. Mr. Pearson is also a director of AXA Financial (since January 2011), MLOA (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Henri de Castries

Mr. de Castries, age 59, has been a Director of AXA Equitable since September 1993. Mr. de Castries has also served as Chairman of the Board of AXA Financial since April 1998. Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA. Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is a member of the Board of Directors of Nestle S.A., where he serves on the Audit Committee. Mr. de Castries is also a director of AXA Financial (since September 1993), MLOA (since July 2004), AllianceBernstein Corporation (since October 1993) and various other subsidiaries and affiliates of the AXA Group.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Ramon de Oliveira

Mr. de Oliveira, age 59, has been a Director of AXA Equitable since May 2011. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 and 2006, Mr. de Oliveira was an

10-1

adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, the Kauffman Foundation, Fonds de Dotation du Louvre, Tattinger-Kobrand, Quilvest SA and The Red Cross. Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial and MLOA since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Denis Duverne

Mr. Duverne, age 60, has been a Director of AXA Equitable since February 1998. Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors. From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Mr. Duverne is also a director of AXA Financial (since November 2003), MLOA (since July 2004), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

Barbara Fallon-Walsh

Ms. Fallon-Walsh, age 61, has been a Director of AXA Equitable since May 2012. From 2006 to December 2011, Ms. Fallon-Walsh served as Head of Institutional Retirement Plan Services at The Vanguard Group, Inc. (“Vanguard”). Ms. Fallon-Walsh joined Vanguard in 1995 and prior to becoming the Head of Institutional Retirement Plan Services, Ms. Fallon-Walsh served in several executive positions. Prior to joining Vanguard, Ms. Fallon-Walsh served as Executive Vice President, Bay Area Region and LA Gold Coast Region at Bank of America Corporation from 1992 to 1995. From 1981 to 1992, Ms. Fallon-Walsh held several senior and executive management positions at Security Pacific Corporation, which was acquired by Bank of America in 1992. Ms. Fallon-Walsh is also a director of AXA Financial and MLOA since May 2012.

Ms. Fallon-Walsh brings to the Board extensive financial services and general management expertise through her executive positions at Vanguard, Bank of America and Security Pacific National Bank. The Board also benefits from her extensive knowledge of the retirement business.

Danny L. Hale

Mr. Hale, age 69, has been a Director of AXA Equitable since May 2010. From January 2003 to March 2008, Mr. Hale served as Senior Vice President and Chief Financial Officer of The Allstate Corporation. Prior to joining The Allstate Corporation in January 2003, he was Executive Vice President and Chief Financial Officer of the Promus Hotel Corporation until its acquisition by the Hilton Hotels Group in 1999. Prior to joining Promus Hotel Corporation, Mr. Hale was Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998. Mr. Hale joined insurer USF&G Corporation in 1991 as Executive Vice President of Diversified Insurance & Investment Operations. Prior thereto, Mr. Hale held various positions with each of Chase Manhattan Leasing and General Electric Company. Mr. Hale is also a director of AXA Financial and MLOA since May 2010.

Mr. Hale brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.

10-2

Anthony J. Hamilton

Mr. Hamilton, age 72, has been a Director of AXA Equitable since May 2006. From April 2010 to April 2013, Mr. Hamilton was a member of AXA’s Board of Directors, where he served on the Audit Committee (Chair) and Compensation and Human Resources Committee. Prior thereto, he was a member of AXA’s Supervisory Board from January 1996 to April 2010. Mr. Hamilton was also a director of AXA Equity and Law plc from 1993 to March 2013 and its Non-executive Chairman from 1995 to March 2013 and a director of AXA UK plc from 1995 to March 2013 and its Non-executive Chairman from September 2000 to March 2013. Mr. Hamilton joined the investment bank Fox-Pitt, Kelton Limited (“FPK”) in 1978. He was a principal shareholder and served as executive chairman of FPK from 1994 until FPK was acquired by Swiss RE in March 1999. Mr. Hamilton retired from his executive responsibilities at FPK in 2004. Mr. Hamilton is currently a director of Tawa plc and is a former director of FPK; Pinault Printemps Redoute SA; Swiss Re Capital Markets Limited; CX Reinsurance; and Binley Limited. Mr. Hamilton is also a director of AXA Financial (since December 1995) and MLOA (since May 2006).

Mr. Hamilton brings to the Board extensive financial services and insurance industry experience acquired through his years as a senior leader at FPK. The Board also benefits from his perspective as a director of Tawa plc and former director of AXA and certain of its other subsidiaries.

Peter S. Kraus

Mr. Kraus, age 61, has been a Director of AXA Equitable since February 2009. Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AllianceBernstein and AllianceBernstein Holding. From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the Management and Executive Committees of AXA. Mr. Kraus is also a director of AXA Financial and MLOA since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Bertram L. Scott

Mr. Scott, age 62, has been a Director of AXA Equitable since May 2012. Since November 2012, Mr. Scott has served as President and Chief Executive Officer of Affinity Health Plans, an independent, not-for-profit organization offering quality health care coverage to low income New Yorkers. From June 2010 to December 2011, Mr. Scott served as President, U.S. Commercial of CIGNA Corporation. Prior thereto, he served as Executive Vice President of TIAA-CREF from 2000 to June 2010 and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company from 2000 to 2007. Mr. Scott is currently a member of the Board of Directors of Becton, Dickinson and Company, where he serves on the Audit Committee and Compensation and Benefits Committee. Mr. Scott is also a director of AXA Financial and MLOA since May 2012.

Mr. Scott brings to the Board invaluable expertise as an audit committee financial expert, and strong strategic and operational expertise acquired through the variety of executive roles in which he has served during his career. The Board also benefits from his perspective as a director of Becton, Dickinson and Company.

Lorie A. Slutsky

Ms. Slutsky, age 61, has been a Director of AXA Equitable since September 2006. Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Treasurer and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial and MLOA (since September 2006) and AllianceBernstein Corporation (since July 2002).

10-3

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Richard C. Vaughan

Mr. Vaughan, age 64, has been a Director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Audit Committee (Chair), Compensation and Governance Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial and MLOA since May 2010.

Mr. Vaughan brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer. The Board also benefits from his perspective as a director of MBIA, Inc. and as a former director to other public companies.

EXECUTIVE OFFICERS

The current executive officers (other than Mr. Pearson, whose biography is included above in the Board of Directors information) are as follows:

Dave S. Hattem, Senior Executive Director and General Counsel

Mr. Hattem, age 57, joined AXA Equitable in 1994 and currently serves as Senior Executive Director and General Counsel. Prior to his election as general counsel in 2010, Mr. Hattem served as senior vice president and deputy general counsel, taking on this role in 2004. Mr. Hattem is responsible for oversight of the Law Department, including the National Compliance Office, setting the strategic direction of the Department and ensuring the business areas are advised as to choices and opportunities available under existing law to enable company goals. Prior to joining AXA Equitable, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Since September 2012, Mr. Hattem has been a member of the Board of Directors of The Life Insurance Council of New York.

Nicholas B. Lane, Senior Executive Director and Head of U.S. Life & Retirement

Mr. Lane, age 40, rejoined AXA Equitable in February 2011 and currently serves as Senior Executive Director and Head of U.S. Life & Retirement. Prior to becoming the Head of U.S. Life & Retirement in November 2013, Mr. Lane served as Senior Executive Director and President, Retirement Savings. Mr. Lane is responsible for all aspects of manufacturing and distribution of the Company’s life and annuity business lines, including Financial Protection, Wealth Management, Employer Sponsored and Individual Annuity. Mr. Lane also leads AXA Equitable Funds Management Group. Mr. Lane rejoined AXA Equitable in 2011 from AXA, where he served as head of AXA Group Strategy since 2008. Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Equitable, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps.

Anders Malmstrom, Senior Executive Director and Chief Financial Officer

Mr. Malmstrom, age 46, joined AXA Equitable in June 2012 and currently serves as Senior Executive Director and Chief Financial Officer. Mr. Malmstrom is responsible for all actuarial, investment, and risk management functions, with oversight of the controller, tax, expense management and corporate real estate, corporate sourcing and procurement, and distribution finance areas. Prior to joining AXA Equitable, Mr. Malmstrom was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmstrom was a Senior Vice President at Swiss Life, where he was also a member of the Management Committee. Mr. Malmstrom joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure.

10-4

Salvatore Piazzolla, Senior Executive Director and Chief Human Resources Officer

Mr. Piazzolla, age 61, joined AXA Equitable in March 2011 and currently serves as Senior Executive Director and Chief Human Resources Officer. Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Prior to joining AXA Equitable, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations. Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax.

Amy J. Radin, Senior Executive Director and Chief Marketing Officer

Ms. Radin, age 55, joined AXA Equitable in February 2012 and currently serves as Senior Executive Director and Chief Marketing Officer. Ms. Radin has overall responsibility for the Company’s customer strategy and building the Company’s brand. Ms. Radin leads the marketing and communications team which includes brand management and advertising, digital and multichannel programs, marketing for the Company’s core life insurance and retirement savings areas, insights and analytics and communications. In addition, she works closely with AXA on global marketing strategies. Prior to joining AXA Equitable, Ms. Radin was Executive Vice President and Chief Innovation Officer at E*TRADE, where she was responsible for identifying trends and opportunities in the financial services industry and for developing new sources of growth through broader and deeper relationships. Before joining E*TRADE in 2010, Ms. Radin served in several senior management positions at Reader’s Digest Association, Citigroup, Dime Bancorp and American Express.

Sharon Ritchey, Senior Executive Director and Chief Operating Officer

Ms. Ritchey, age 55, joined AXA Equitable in November 2013 and currently serves as Senior Executive Director and Chief Operating Officer. Ms. Ritchey is responsible for operations and technology, including customer service centers, with an emphasis on leveraging AXA’s global reach and optimizing organizational nimbleness and flexibility in the U.S. market. Prior to joining AXA Equitable, Ms. Ritchey was Executive Vice President of the Retirement Plans Group at The Hartford. Ms. Ritchey joined The Hartford in 1999 and served in several roles of increasing responsibility throughout her tenure, including leading global operations and technology for the life business, and serving as chief operating officer of the U.S. wealth management, the North American property and casualty, and the affinity personal lines businesses, respectively. Prior to joining The Hartford, Ms. Ritchey spent four years in senior marketing and six sigma leadership roles at GE Capital, and got her start at Citi, with roles of increasing responsibility across the company’s retail, banking and customer service divisions.

Robert O. (“Bucky”) Wright, Senior Executive Director and Head of Wealth Management

Mr. Wright, age 59, joined AXA Equitable in 2004 and currently serves as Senior Executive Director and Head of Wealth Management. Mr. Wright also serves as the Chairman and Chief Executive Officer of AXA Advisors. As the Head of Wealth Management, Mr. Wright is responsible for driving profitable revenue growth as well as increasing capacity by growing the Company’s sales force. In addition to expanding beyond the Company’s current markets and distribution platform, the focus is targeted on the development of new and experienced financial professionals, management, and hiring. Within wealth management are retail operations, communications, marketing and merchandising, advanced markets sales support, and training and educational programs for the Company’s financial professionals. Mr. Wright joined the Company in 2004 as part of the acquisition of The MONY Group by AXA Financial. Mr. Wright began his career with MONY in 1976 as a financial professional and held a variety of field management positions throughout his tenure with the company.

CORPORATE GOVERNANCE

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. de Castries, Mr. Duverne, Mr. Hamilton and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws. The Executive Committee held no meetings in 2013.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Ms. Fallon-Walsh, Mr. Hale and Mr. Scott. The primary purposes of the Audit Committee are to: (i) assist the Board of Directors in its oversight of the (1) adequacy and effectiveness of the internal control and risk management frameworks, (2) financial reporting process and the integrity of the publicly reported results and disclosures made in the financial statements and (3)

10-5

effectiveness and performance of the internal and external auditors and the independence of the external auditor; (ii) approve (1) the appointment, compensation and retention of the external auditor in connection with the annual audit and (2) the audit and non-audit services to be performed by the external auditor and (iii) resolve any disagreements between management and the external auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan, Hale and Scott is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eight times in 2013.

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Slutsky (Chair), Ms. Fallon-Walsh, Mr. Hale and Mr. Scott. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held five meetings in 2013.

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Mr. Hamilton (Chair), Mr. de Castries, Ms. Fallon-Walsh, Mr. Hale and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of the Company by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2013.

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

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on our website at www.axa.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to our chief executive officer, chief financial officer and chief accounting officer by posting such information on our website at the above address. To date, there have been no such amendments or waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

10-6

Part III, Item 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview of the goals and principal components of our executive compensation program and describe how we determine the compensation of our “Named Executive Officers.” For 2013, our Named Executive Officers were:

•	Mark Pearson, Chairman of the Board, President and Chief Executive Officer. Mr. Pearson became President effective close of business on September 12, 2013

•	Anders B. Malmstrom, Senior Executive Director and Chief Financial Officer

•	Nicholas B. Lane, Senior Executive Director and Head of U.S. Life and Retirement

•	Salvatore F. Piazzolla, Senior Executive Director and Chief Human Resources Officer

•	Robert O. (“Bucky”) Wright, Senior Executive Director and Head of Wealth Management

•	Andrew McMahon, President until close of business on September 12, 2013

The details of each Named Executive Officer’s compensation may be found in the Summary Compensation Table and other compensation tables included in this Item 11.

Compensation Philosophy and Strategy

Overview

The overriding goal of our executive compensation program is to attract, retain and motivate top-performing executive officers who will dedicate themselves to the long-term financial and operational success of AXA Equitable and its parent, AXA Financial, Inc., as well as our ultimate parent and shareholder, AXA. To this end, we have structured the program to foster a pay-for-performance management culture by:

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

•

establishing equity-based arrangements that align our executives’ financial interests with those of AXA by ensuring our executives have a material financial stake in the rising equity value of AXA and the business success of its affiliates; and

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

Our equity-based awards are structured to reward both medium-term and long-term value creation. Performance unit and performance share awards serve as our medium range incentive, with three-year vesting schedules. Our stock options, on the other hand, are intended to focus our executives on a longer time horizon. Stock options are typically granted with vesting schedules of four years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA. We are confident that such a direct alignment of the long-term interests of our executives with those of AXA, combined with the multi-year time-vesting and performance periods of such awards, promotes executive retention, focuses our executives on gearing their performances to long-term value-creation strategies and discourages excessive risk-taking.

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

The Compensation and Governance Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Governance Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the members of the Management Committee, an internal committee established to assist the Chairman and Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. The Compensation and Governance Committee is exclusively composed of directors determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the AFEP/MEDEF Code (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées - AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France - MEDEF). The Vice-Chairman of the Board of Directors - Lead Independent Director is associated with the Committee’s work, even if not a member of the Committee, and presents the compensation policies of AXA each year at the AXA shareholder meeting.

11-2

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of four members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 27, 2014. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

The OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. In particular, the OCC of AXA Equitable is responsible for:

•	evaluating the performance of the Named Executive Officers and recommending to the Board of Directors their compensation, including their salaries and variable compensation;
•	supervising the policies relating to compensation of officers and employees; and
•	reviewing and approving corporate goals and objectives included in variable compensation arrangements and evaluating executive management performance in light of those goals and objectives.

Following its review and discussion, the OCC submits its compensation recommendations to the Board of Directors for its discussion and approval. Pursuant to the provisions of the New York Insurance Law, the Board of Directors must approve the compensation of all principal officers of AXA Equitable and comparably paid employees. As of February 27, 2014, all of the Named Executive Officers were principal officers or comparably paid employees, except for Mr. McMahon and Mr. Wright.

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

11-3

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

During 2013, Towers Watson performed the following specific services for senior management:

•	prepared a comparative review of the total compensation of Mr. Pearson against that received by chief executive officers at peer companies;

•	provided periodic updates on legal, accounting and other developments and trends affecting compensation and benefits generally and executive compensation specifically;

•

offered a competitive review of total compensation (including base salary, targeted and actual annual incentives, annualized value of long-term incentives, welfare and retirement benefits) against selected peer companies, covering specific groups of executive and director positions; and

•	assisted in analyzing general reports published by third party national compensation consultants on corporate compensation and benefits.

Although executive management of Human Resources of AXA Equitable has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement upon 30 days’ written notice to Towers Watson, the OCC reviewed the services to be provided by Towers Watson in 2013 as well as the related fees. The OCC also met with Towers Watson in 2013 to discuss current market trends in executive compensation. The total amount of fees paid to Tower Watson by AXA Equitable in 2013 was approximately $163,430 (including $54,861 for executive compensation support, $37,800 for broad-based employee compensation support and $70,769 for talent management). AXA Equitable also paid fees to Towers Watson for actuarial services unrelated to its compensation programs. AXA and other AXA affiliates may also pay fees to Towers Watson for various services.

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

11-4

Primary Compensation Data Source

For all Named Executive Officers, we currently rely primarily on the Tower Watson U.S. Diversified Insurance Study of Executive Compensation for information to compare their total compensation to the total compensation reported for equivalent executive officer positions, paid by peer groups of companies that included:

AFLAC	ING	Phoenix Companies
AIG	John Hancock	Principal Financial
Allstate	Lincoln Financial	Prudential Financial
CIGNA	Massachusetts Mutual	Securian Financial
CNO Financial	MetLife	Sun Life Financial
Genworth Financial	Nationwide	Thrivent Financial
Guardian Life	New York Life	TIAA-CREF
Hartford Financial	Northwestern Mutual	Transamerica
	OneAmerica Financial	Unum Group
	Pacific Life	USAA

Other Compensation Data Sources

We supplement the above U.S. compensation data source with additional information from general surveys of corporate compensation and benefits published by various national compensation consulting firms. We also participate in surveys conducted by Mercer, McLagan Partners, Towers Watson and LOMA Executive Survey to benchmark both our executive and non-executive compensation programs.

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

Pricing Philosophy

We design our compensation practices with the aid of the market data to target the compensation of each Named Executive Officer at the median for total compensation with respect to the pay for comparable positions at the appropriate peer group. Our analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for our Named Executive Officers in 2013 resulted chiefly from differences in each executive’s level of responsibilities, tenure, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

Executive Compensation Review

In addition to the foregoing processes, each year AXA Human Resources conducts a comprehensive review of the total compensation paid to the top approximately 200 executives of AXA Group worldwide, including all the Named Executive Officers except Mr. Pearson since compensation of the members of AXA’s Management Committee is reviewed separately by the Compensation and Governance Committee of the AXA Board of Directors. The Management Committee participates in this review which focuses on the executives’ performance over the last year and the decisions made about their compensation in light of those performances. AXA Equitable Human Resources provides detailed information to AXA Human Resources in preparation for the review.

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

11-5

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data. Using this data, we maintain a 50th percentile pricing philosophy, comparing our base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, Mr. Piazzolla’s initial base salary was set at a higher level to match his compensation at his prior employer and to include an additional amount in lieu of providing Mr. Piazzolla with a housing allowance; Mr. Malmstrom’s base salary includes an additional amount in lieu of providing Mr. Malmstrom with a housing or education allowance) or a Named Executive Officer’s experience and tenure warrant a lower initial salary with an adjustment to market over time. Once set, we usually do not increase base salaries for the Named Executive Officers, except to reflect a change in job responsibility, a sustained change in the market compensation for the position or a market adjustment for a Named Executive Officer whose initial base salary was set below the 50th percentile.

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

In 2013, all the Named Executive Officers received an increase in their annual rate of base salary to offset a reduction in certain fringe benefits as follows: Mr. Pearson ($75,000), Mr. Malmstrom ($20,000), Mr. Piazzolla ($25,000), Mr. Lane ($25,000), Mr. Wright ($20,000) and Mr. McMahon ($50,000). In addition, during 2013, Mr. Lane received an increase in his annual rate of base salary of $175,000 to reflect both a market adjustment and a change in job responsibility as he became responsible for all lines of business in September 2013.

The base salaries earned by the Named Executive Officers in 2013 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Short-Term Incentive Compensation Program

Annual variable cash awards for the Named Executive Officers are available under The AXA Equitable Short-Term Incentive Compensation Program (the “STIC Program”).

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

11-6

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

STIC Program Pool

All the money available to pay STIC Program awards to participants other than Mr. Pearson comes from, and is limited by, a cash pool (the “STIC Pool”) from which the awards of all the participants under the STIC Program are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all STIC Program participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is determined by combining the individual performance percentages for AXA Financial Life and Savings Operations (weighted 90%) and AXA Group (weighted 10%) which measure their performance against certain financial and other targets. The performance of the Investment Management segment of AXA Equitable is not considered for this purpose since it reports the business of AllianceBernstein, the officers of which do not participate in the STIC Program. AllianceBernstein maintains separate compensation plans and programs.

After the performance percentage for AXA Financial Life and Savings Operations is determined, it may be adjusted positively or negatively by the Management Committee, as described below, before being combined with the AXA Group performance percentage to arrive at the Funding Percentage.

Mr. Pearson’s STIC Program award is determined independently of the STIC Program Pool and is based 20% on AXA Group’s performance (which reflects his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee), 30% on the performance of AXA Financial Life and Savings Operations and 50% on his individual performance.

Performance Percentages

Various performance objectives are established for AXA Financial Life and Savings Operations, and a target is set for each one. Each performance objective is separately subject to a 150% cap and a 50% cliff. For example, if a particular performance objective is weighted 15% for AXA Financial Life and Savings Operations, 15% will be added to the overall performance percentage for AXA Financial Life and Savings Operations if that target is met, regardless of AXA Financial Life and Savings Operations’ performance on its other objectives. If the target for that performance objective is exceeded, the amount added to the overall performance percentage for AXA Financial Life and Savings Operations will be increased up to a maximum of 22.5% (150% x 15%). If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% x 15%). If performance is below the threshold for a performance objective, 0% will be added to AXA Financial Life and Savings Operations’ overall performance percentage.

11-7

AXA Financial Life and Savings Operations - The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2013, along with their relative weightings. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target	(1)

Underlying earnings(2)	40.0%	543

Economic expenses(3)	10.0%	1,190

Gross Written Premiums(4)	15.0%	2,700

Operating free cash flow(5)	20.0%	469

Customer Centricity(6)

Customer Scope	10.0%	83.2%-84.2%

Total Aided Awareness	5.0%	21.5%-24.5%

(1)	All numbers are in millions of U.S. dollars.

(2)

“Underlying earnings” means net income excluding net realized capital gains (losses), goodwill and related intangibles, profit and loss on financial assets under the fair value option, derivatives and exceptional operations. Underlying earnings is measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting.

(3)	“Economic expenses” means various controllable expenses as determined by AXA.

(4)	“Gross Written Premiums” means total premiums (first year premiums plus renewal premiums) for pure life insurance protection business.

(5)	“Operating Free Cash Flow” means the ability to generate dividends (distributable earnings for shareholders).

(6)

“Customer Centricity” is comprised of two components – Customer Scope and Total Aided Awareness. Generally, Customer Scope measures customers’ overall satisfaction with AXA Equitable based on a weighted average of the percentage of favorable responses received for a certain customer survey question. Total Aided Awareness measures brand awareness among a representative sample of U.S. consumers based on the percentage of favorable responses received for a certain market research survey question.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives are determined based on AXA’s strategy and focus and may change from year to year as different metrics may become more relevant. For example, the weighting of operating free cash flow was increased for the 2013 STIC Program grid from 15% to 20% to reflect the importance of cash flow generation and the weighting of customer centricity has increased over the years as AXA Group has developed a global strategy of becoming more customer-focused. Also, operating return on short-term economic capital was removed from the 2013 STIC Program objectives to align with industry practice and Gross Written Premiums was added to align with AXA’s strategy to focus on the life and health insurance protection businesses to rebalance its risk profile. Similarly, Brand Preference was replaced with Total Aided Awareness since it is more directly linked to AXA Financial’s new brand strategy. Underlying earnings is generally the most highly weighted performance objective since we believe that underlying earnings is the strongest indicator of performance for a year and should be the dominant metric to determine an executive’s annual incentive income.

AXA Group -- AXA Group’s performance is primarily based on underlying earnings per share (65%). Return on equity (20%) and customer scope (15%) are also considered. For this purpose, “return on equity” means the ratio of the change in available financial resources for a year to the average short-term economic capital. Short-term economic capital measures the portion of the available financial resources that could be lost in a year if a 1 in 200 year “shock” were to occur.

11-8

Adjustment by the Management Committee

As stated above, the performance percentage for AXA Financial Life and Savings Operations may be adjusted by the Management Committee before being combined with AXA’s performance percentage to arrive at the Funding Percentage. This adjustment reflects AXA Financial Life and Savings Operations’ performance against other qualitative goals set by AXA at the beginning of the year and may increase or decrease the Performance Percentage by 15%, subject to an overall cap of 150% for the Funding Percentage. For 2013, these other qualitative goals included a wide range of customer centricity, trust and achievement, efficiency and other major strategic initiatives set at the beginning of the year. With respect to 2013, the Management Committee made a negative adjustment of 5.5%, primarily due to life insurance sales for 2013 being behind the 2013 plan.

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

The OCC reviewed the performance of each Named Executive Officer during 2013 except Mr. McMahon since he entered into a separation agreement in September 2013 as described below under “Severance Arrangements.” Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable Board of Directors who approved the final award amounts. In making its recommendations, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2013 and the Funding Percentage. The accomplishments included:

•

We successfully completed the sale of MONY Life Insurance Company (“MONY Life”) and the reinsurance of an in-force book of life insurance policies written by MONY America primarily prior to 2004 for cash consideration of approximately $1.06 billion;

•

We continued to take steps to reduce the risk associated with the in-force business including initiating a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts which we believe is mutually beneficial to both the Company and policyholders who no longer need or want the GMDB and GMIB rider;

•

We continued to make solid progress in offering a more balanced, innovative and diversified product portfolio by introducing both Investment EdgeSM, our latest investment only variable annuity designed for clients who may want a cost-efficient variable annuity without the expense and complexity of guaranteed benefits and BrightlifeSM Protect, a type of universal life policy that offers a low cost structure and the flexibility to adjust to a policyholder’s changing needs;

•

We developed a branding initiative intended to help AXA Financial deliver on its strategy by introducing “AXA” as the single brand in the U.S. marketplace for all of AXA Financial’s advice, retirement and life insurance lines of business;

•	We achieved significant productivity savings through management actions including headcount and real estate footprint reductions as well as lower spending across the organization; and
•

We continued to implement successful diversity initiatives resulting in a perfect score in the Human Rights Campaign’s Corporate Equality Index, being named one of the Top 25 Best Companies for Multicultural Women in Working Mother magazine and being recognized as one of DiversityInc’s 25 Noteworthy Companies for Diversity.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at the recommended STIC Program award for each of the Named Executive Officers.

The STIC Program awards earned by the Named Executive Officers in 2013 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Equity-Based Awards

Annual equity-based awards for our officers, including the Named Executive Officers, are available under the umbrella of AXA’s global equity program. The value of the equity-based awards is linked to the performance of AXA’s stock.

11-9

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

For 2013, proposed grants under AXA’s global equity program involved a mix of two equity-based components: (1) AXA ordinary share options and (2) AXA performance shares. U.S. employees are granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance shares under the AXA International Performance Share Plan (the “International Performance Shares Plan”).

Both the Stock Option Plan and the International Performance Shares Plan are subject to the oversight of the AXA Board of Directors, which is authorized to approve all stock option and performance share programs within AXA Group prior to their implementation within the global cap for grants authorized by AXA’s shareholders. The AXA Board of Directors is also responsible for setting the size of the equity pool each year, after considering the amounts authorized by shareholders for stock options (AXA’s shareholders authorize a global cap for option awards every three to four years) and the recommendations of chief executive officers or boards of directors of affiliates worldwide on the number of option and performance share grants for the year. The pools are allocated annually among AXA Group affiliates based on each affiliate’s contribution to AXA Group’s financial results during the preceding year and with consideration for specific local needs (e.g., market competitiveness, consistency with local practices, group development).

The AXA Board of Directors sets the mix of performance shares and stock options for individual grants, which is standardized through AXA Group worldwide. Since 2004 there has been an increasing reliance on performance shares or units over stock options in equity-based awards since performance shares and units reduce the dilutive effects that accompany grants of stock options. In 2013, equity grants were awarded entirely in performance shares at the senior and junior officer levels. Executive officers have continued to receive a portion of their grant in stock options, however, since stock options are a long-term award and AXA believes that executive officers should have more of a long-term focus.

Equity-based awards are granted using dollar values. These dollar values are converted into euros using the U.S. dollar to euro exchange rate at the time of grant. The resulting euro grant value is then allocated between stock options and performance shares in accordance with the mix determined by the AXA Board of Directors. The number of stock options is then determined by dividing the portion of the euro grant value allocated to the options by the value of one stock option as determined using a Black-Scholes pricing methodology. The number of performance shares is then determined by dividing the portion of the euro grant value allocated to the performance shares by the value of one performance share. For this purpose, the value of a performance share is deemed to be equal to 2.5 times the value of a stock option. Note that the stock option and performance share values used in determining the amount of a grant are based on assumptions which differ from the assumptions used in determining an option’s or performance share’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

2013 Grants of Equity-Based Awards

On March 22, 2013, stock option and performance shares grants were made to the Named Executive Officers by the AXA Board of Directors taking into account the available equity pool allocation and based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his current position, a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data,” and the recommendations of the AXA Equitable OCC.

For the Named Executive Officers, the equity-based award was comprised of 40% stock options and 60% performance shares. The amounts were as follows: Mr. Pearson received 140,000 stock options and 84,000 performance shares. Mr. Malmstrom received 34,934 stock options and 20,954 performance shares. Mr. Piazzolla received 26,200 stock options and 15,715 performance shares. Mr. Lane received 64,046 stock options and 38,416 performance shares. Mr. Wright received 26,200 stock options and 15,715 performance shares. Mr. McMahon received 87,336 stock options and 52,386 performance shares.

11-10

Stock Options

The stock options granted to the Named Executive Officers on March 22, 2013 have a 10-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant, provided that the last third will be exercisable from March 22, 2017 only if the AXA ordinary share performs at least as well as the DowJones Europe Stoxx Insurance Index over a specified period (this performance condition applies to all of Mr. Pearson’s options). The exercise price for the options is 13.81 euro, which was the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 22, 2013.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct.

Performance Shares

The performance shares granted to the Named Executive Officers on March 22, 2013 have a cliff vesting schedule of three years and will be settled in shares.

A performance share is a “phantom” share of AXA stock that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. Performance shares are granted unearned. Under the 2013 International Performance Shares Plan, the number of shares that is earned is determined at the end of a two-year performance period starting on January 1, 2013 and ending on December 31, 2014 by multiplying the number of shares granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period. If no dividend is paid by AXA for fiscal year 2013 or fiscal year 2014, the percentage will be divided in half.

Performance Objectives - AXA and AXA Financial Life and Savings Operations each have their own performance objectives under the 2013 International Performance Shares Plan, with AXA Group’s performance over the two-year performance period counting for one-third and AXA Financial Life and Savings Operations’ performance over the same period counting for two-thirds toward the final determination of how many performance shares a participant has earned. If performance targets are met, 100% of the performance shares initially granted is earned. Performance that exceeds the targets results in increases in the number of shares earned, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned with a possible forfeiture of all shares. Since AXA uses IFRS as its principal method of accounting, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

For performance shares granted under the 2013 International Performance Shares Plan, the performance objectives are:

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

Payout - The settlement of 2013 performance shares will be made in AXA ordinary shares on March 22, 2016 or on the immediately following day that is a business day if March 22, 2016 is not a business day.

11-11

Payout of 2010 Performance Units in 2013

In 2013, the Named Executive Officers with the exception of Mr. Piazzolla received the remaining 50% of their performance units under AXA’s 2010 Performance Unit Plan. The payout of the units was in cash.

The 2010 Performance Unit Plan was similar to the 2013 International Performance Shares Plan except that 50% of the units earned were vested after two years, on March 19, 2012, and the remaining 50% vested on March 19, 2013. Also, settlement was in cash rather than stock. As in the 2013 International Performance Shares Plan, AXA Financial Life and Savings Operations and AXA Group each had their own performance objectives under the 2010 Performance Unit Plan, with AXA Financial Life and Savings Operations’ performance over a two-year performance period (i.e., January 1, 2010 through December 31, 2011) counting for two-thirds and AXA Group’s performance over the same period counting for one-third toward the final determination of how many performance units a participant earned. AXA Group’s performance was based on net income per share while AXA Financial Life and Savings Operations’ performance was based on net income (weighted 50%) and underlying earnings (weighted 50%). The performance percentage that was ultimately achieved under the plan was 77.28%.

Detailed information on the stock option and performance share grants for each of the Named Executive Officers in 2013 is reported in the 2013 Grants of Plan-Based Awards Table included in this Item 11.

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

AXA Equitable 401(k) Plan (the “401(k) Plan”).    AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan with a cash or deferred arrangement, for its eligible employees, including the Named Executive Officers except for Mr. Malmstrom. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to a percentage of annual eligible compensation as defined in the plan. Before-tax and Roth 401(k) contributions are subject to contribution limits ($17,500 in 2013 and 2014) and compensation limits ($255,000 in 2013 and $260,000 in 2014) imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan provides participants with the opportunity to earn a discretionary profit sharing contribution. The discretionary profit sharing contribution for a calendar year is based on company performance for that year and ranges from 0% to 4% of annual eligible compensation (subject to Code limits). Any contribution for a calendar year is expected to be made in the first quarter of the following year. A profit sharing contribution of 4% of annual eligible compensation is expected to be made for the 2013 plan year. In addition to the discretionary profit sharing contribution, a new company contribution was added to the 401(k) Plan effective January 1, 2014. The new company contribution is based on the following formula and subject to Code limits: (i) 2.5% of eligible compensation up to the Social Security Wage Base ($117,000 in 2014) plus, (ii) 5.0% of eligible compensation in excess of the Social Security Wage Base, up to the qualified plan compensation limit ($260,000 in 2014).

AXA Equitable Retirement Plan (the “Retirement Plan”).    AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan, for its eligible employees, including the Named Executive Officers except Mr. Malmstrom and Mr. Wright. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule.

11-12

The Retirement Plan was frozen to new participants effective on December 31, 2013 and accruals of benefits generally ceased to accrue. Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account in the name of each Retirement Plan participant. The notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the social security wage base plus 10% of eligible compensation above the social security wage base up to the qualified plan compensation limit. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2013, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012, received an interest crediting rate of .25%.

For certain grandfathered participants, the Retirement Plan provides benefits under a formula based on final average pay, estimated Social Security benefits and service. None of the Named Executive Officers are grandfathered participants.

MONY Life Retirement Income Security Plan for Employees (“RISPE”).    As a former employee of MONY Life, Mr. Wright participates in RISPE, a tax-qualified defined benefit plan sponsored by AXA Financial for former employees of MONY Life. RISPE provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits and benefits upon termination of employment for vested participants. RISPE was frozen to new entrants on July 8, 2004. It has a three-year cliff-vesting schedule.

For certain grandfathered participants, including Mr. Wright, RISPE provides benefits under a formula based on final average pay and years of accrual service. This formula benefit was frozen as of December 31, 2013.

For additional information on retirement plan benefits for the Named Executive Officers, see the Pension Benefits Table included in this Item 11.

Nonqualified Retirement Plans

AXA Equitable Excess Retirement Plan (the “Excess Plan”).    AXA Equitable sponsors the Excess Plan which allows eligible employees, including the Named Executive Officers except Mr. Malmstrom and Mr. Wright, to earn retirement benefits in excess of what is permitted under the Code with respect to the Retirement Plan. The Excess Plan was generally frozen as of December 31, 2013. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants, including the Named Executive Officers, to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for certain Code limits.

AXA Financial, Inc. Excess Benefit Plan for Select Employees (the “RISPE Excess Plan”).    As a former employee of MONY Life, Mr. Wright participates in the RISPE Excess Plan (prior to October 1, 2013, the Excess Benefit Plan for MONY Employees) which is sponsored by AXA Financial and allows former employees of MONY Life to earn retirement benefits in excess of what is permitted under the Code with respect to RISPE. The RISPE Excess Plan was generally frozen as of December 31, 2013. Prior to the freeze of RISPE, the RISPE Excess Plan permitted participants, including Mr. Wright, to accrue and be paid benefits that they would have earned and been paid under RISPE but for certain Code limits.

Excess 401(k) Contributions.    Because we believe that excess plans are an important component of competitive market-based compensation in both our peer group and generally, AXA Equitable began providing excess 401(k) contributions for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit on January 1, 2014. These contributions are equal to 10% of the participant’s eligible compensation in excess of the qualified plan compensation limit and are made to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives.

Nonqualified Deferred Compensation Plan

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”).   AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of compensation. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range

11-13

of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. In addition, effective January 1, 2014, excess 401(k) contributions are made to the Post-2004 Plan. We believe that compensation deferral is a cost-effective method of enhancing the savings of executives.

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

Severance Arrangements

The AXA Equitable Severance Benefit Plan (the “Severance Plan”).    AXA Equitable sponsors the Severance Plan to provide severance benefits to eligible employees whose jobs are eliminated for specific defined reasons. The Severance Plan generally bases severance payments to eligible employees on length of service or base salary. Payments are capped at 52 weeks’ of base salary or, in some cases, $300,000. To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against AXA Equitable and affiliates. For Named Executive Officers, the general release and waiver of claims typically includes non-competition and non-solicitation provisions.

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”).    AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Director or above. The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan. The Supplemental Severance Plan provides that eligible executives will receive, among other benefits:

•	Severance payments equal to 52 weeks’ of base salary, reduced by any severance payments for which the executive may be eligible under the Severance Plan;

•	Additional severance payments equal to the greater of:

•	The most recent short-term incentive compensation award paid to the executive;

•	The average of the three most recent short-term incentive compensation awards paid to the executive; and

•	The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination; and

•

A lump sum payment equal to the sum of: (a) the executive’s short-term incentive compensation for the year in which the executive receives notice of job elimination, pro-rated based on the number of the executive’s full calendar months of service in that year and (b) $40,000.

Mr. Pearson’s Employment Agreement.    Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is terminated by AXA Equitable prior to his attaining age 65 other than for cause, excessive absenteeism or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination, (iii) excess pension plan accruals on the severance pay, (iv) continued participation in the ESB Plan for an additional year following termination and (v) access to the company medical plans at Mr. Pearson’s or his spouse’s sole expense for two years from the date of termination. For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be

11-14

based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met for each of the two consecutive fiscal years immediately preceding the year of termination.

Mr. McMahon’s Separation Agreement.    Mr. McMahon entered into a separation agreement effective on September 12, 2013. Pursuant to the terms of this separation agreement, Mr. McMahon terminated employment with AXA Equitable on February 28, 2014 (the “Termination Date”). In consideration for signing the agreement, Mr. McMahon received (a) his STIC Program award for 2013 at the targeted amount of $1,800,000, adjusted based on actual funding of the 2013 STIC Program pool, (b) a lump sum payment of $2,450,000, which is equal to fifty two weeks of his base salary plus his targeted STIC Program award for 2014, (c) an additional lump sum payment of $340,000, which is equal to his targeted STIC Program award for 2014, pro-rated for his service in 2014 plus $40,000, (d) an additional lump sum of $1,225,000 which is equal to six months of his salary plus a pro-rated targeted STIC Program award for 2014 and (e) the opportunity to enter into agent agreements with each of AXA Network, LLC and AXA Advisors, LLC. In addition, on January 31, 2014, Mr. McMahon was afforded the opportunity to receive continuation of his existing participation in the ESB Plan for a period of one year following the Termination Date in exchange for executing a separate confidential separation agreement and general release. His separation agreement also contains standard provisions related to confidentiality, non-disparagement, and non-solicitation/non-competition.

11-15

Change in Control Arrangements

We believe that it is important to provide our employees with a level of protection to reduce anxiety that may accompany a change in control. Accordingly, change in control benefits are provided for stock options, restricted stock and performance units.

For stock options granted under the Stock Option Plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. Restricted stock granted to employees under The AXA Financial, Inc. 1997 Stock Incentive Plan will become non-forfeitable and be immediately transferable unless the Organization and Compensation Committee of the AXA Financial Board of Directors reasonably determines that: (i) the restricted stock will be honored, (ii) the restricted stock will be assumed or (iii) alternative awards will be substituted for the restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2012 and 2011 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units on the settlement date.

Perquisites

We provide our Named Executive Officers with certain perquisites. Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use, excess liability insurance coverage, and repatriation costs. Each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons. Also, Mr. Lane is permitted to use a corporate membership in a country club for personal purposes. Mr. McMahon also received this perquisite prior to his resignation as President of AXA Equitable on September 12, 2013 when he ceased to receive any perquisites other than certain tax preparation services.

In addition to the above, we provide financial planning and tax preparation services for our Named Executive Officers.

Tax gross-ups on most perquisites were discontinued starting in 2013.

The incremental costs of perquisites for the Named Executive Officers during 2013 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 12.

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

Share Ownership Policy

In September 2006, AXA Financial Group approved stock ownership guidelines for executive officers of AXA Equitable including the Named Executive Officers. The stock ownership requirements are expressed as a multiple of base salary, with the chief executive officer required to own stock valued at five times his base salary, senior executive directors required to

11-16

own stock equal to three times their base salary and executive and managing directors required to own stock one and one half times their base salary. The requirement can be satisfied by owning AXA ordinary shares or AXA ADRs, including AXA ADRs held in accounts under our 401(k) Plan, vested restricted stock units held in the deferred compensation plan and earned performance shares and performance units. Individuals were given a five-year compliance window.

In September 2010, the compliance window was suspended until 2015 due to stock price decline, and because AXA’s delisting of its ADRs and deregistration from the SEC decreased the number of vehicles available for the officers to meet their obligations.

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

Lorie A. Slutsky (Chair)	Barbara Fallon-Walsh
Danny L. Hale	Bertram L. Scott (since May 23, 2013)

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

In 2013, Directors Duverne and Slutsky also served on the Compensation Committee of the Board of Directors of AllianceBernstein Corporation.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.

11-17

SUMMARY COMPENSATION TABLE

The following table presents the total compensation of our Named Executive Officers for services performed for the AXA Financial Group for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The amounts listed in this table as well as all other executive compensation tables reflect all payments made to the Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported in the following table includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance shares, performance units, AXA miles and stock options. The performance shares, performance units, AXA miles and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “total compensation” as described in the Compensation Discussion and Analysis.

Name	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Comp- ensation Earnings(6)	All Other Comp- ensation(7)	Total

Pearson, Mark	2013	$1,223,529		$1,518,878	$251,968	$2,437,000	$801,831	$350,092	$6,583,298

Chairman and Chief	2012	$1,148,562		$1,203,167	$286,034	$1,779,000	$1,446,980	$101,033	$5,964,776

Executive Officer	2011	$1,020,510	$1,773,216	$890,826	$341,946	$44,784	$163,551	$273,411	$4,508,244

Malmstrom, Anders	2013	$658,151		$378,888	$62,873	$725,000		$319,841	$2,144,753

Senior Executive	2012	$370,694	$150,000			$350,000	$15,138	$104,448	$990,280

Director and Chief

Financial Officer

Lane, Nicholas	2013	$614,212		$694,634	$115,268	$1,035,000	63,593	$30,114	$2,552,821

Senior Executive Director	2012	$492,904		$620,720	$94,734	$700,000	306,755	$94,491	$2,309,604

Head of US Life	2011	$431,734		$324,795	$83,462	$540,000	245,506	$53,480	$1,678,977

and Retirement

Piazzolla, Salvatore	2013	$924,526		$284,157	$47,154	$980,000	393,075	$39,486	$2,668,398

Senior Executive	2012	$899,233		$337,354	$51,427	$840,000	$284,377	$94,351	$2,506,742

Director and Chief	2011	$743,907	$150,000	$270,672	$69,553	$650,000	$101,548	$237,309	$2,222,989

Human Resources

Officer

Wright, Robert	2013	$420,902		$284,157	$47,154	$980,000		$32,912	$1,765,125

Senior Executive Director

Chairman, AXA Advisors

McMahon, Andrew	2013	$648,063		$947,237	$157,185	$2,138,400		$4,074,887	$7,965,772

President	2012	$598,389		$997,073	$152,251	$1,530,000	$727,010	$101,217	$4,105,940

	2011	$586,881		$974,425	$250,389	$1,530,000	$609,702	$80,653	$4,032,050

(1)	The amounts in this column reflect actual salary paid in 2013.

11-18

(2)	No bonuses were paid to the Named Executive Officers in 2013.

(3)

The amounts reported in this column represent the aggregate grant date fair value of performance shares, performance units and AXA miles awarded in each year in accordance with US GAAP accounting guidance. The 2013 performance share grants were valued at target which represents the probable outcome at grant date. A maximum payout for the performance share grants would result in additional values of: Pearson $1,974,542, Malmstrom $492,554, Lane $903,024, Piazzolla $369,404, Wright $369,404 and McMahon $1,231,409.

(4)	The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with US GAAP accounting guidance.

(5)

The amounts reported for 2013 are the awards paid in February 2014 to each of the Named Executive Officers based on their 2013 performance. The amounts reported for 2012 are the awards paid in February 2013 for 2012 performance. The amounts reported for 2011 are the awards paid in February 2012 for 2011 performance.

(6)

The amounts reported represent the increase in the actuarial present value of accumulated pension benefits for each Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2011, 2012 or 2013. Mr. Wright, Mr. Malmstrom and Mr. McMahon each experienced a decrease in the actuarial present value of their accumulated pension benefits in 2013 due to an increase in the interest rate used to calculate this value. The amounts of the decreases were: Mr. Wright ($1,052,039), Mr. Malmstrom ($5,291) and Mr. McMahon ($45,048). These amounts are not reflected in the “Total” column.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Transport(a)	Excess Liability Insurance(b)	Financial Advice(c)	Tax Gross Ups(d)	Life Insurance Premiums(e)	Other Perquisites/ Benefits(f)	Total

Pearson, Mark	2013	$ 14,956	$ 4,722	$ 47,717		$ 263,855	$ 18,842	$ 350,092

	2012	$ 10,816	$ 4,985	$ 27,664	$ 53,138		$ 4,429	$ 101,032

	2011	$ 6,036	$ 4,625	$ 21,405	$ 126,906		$ 114,439	$ 273,411

Malmstrom, Anders	2013	$ 609		$ 25,168	$ 152,440	$ 2,869	$ 138,755	$ 319,841

	2012	$ 201		$ 12,897	$ 21,440	$ 757	$ 69,153	$ 104,448

Lane, Nicholas	2013	$ 1,131		$ 15,321		$ 1,320	$ 12,342	$ 30,114

	2012	$ 724		$ 12,363	$ 41,713	$ 1,018	$ 38,673	$ 94,491

	2011	$ 337	$ 1,750	$ 21,405	$ 19,549	$ 1,384	$ 9,055	$ 53,480

Piazzolla, Salvatore	2013	$ 1,254		$ 24,584		$ 3,082	$ 10,565	$ 39,486

	2012	$ 398		$ 39,651	$ 39,753	$ 3,331	$ 11,218	$ 94,351

	2011	$ 73	$ 1,750	$ 21,405	$ 95,993	$ 4,045	$ 114,043	$ 237,309

Wright, Robert	2013			$ 8,406		$ 14,306	$ 10,200	$ 32,912

	2012

	2011

McMahon, Andrew	2013	$ 13,972		$ 16,747		$ 15,354	$ 4,028,814	$ 4,074,887

	2012	$ 13,281		$ 16,164	$ 39,679	$ 14,171	$ 17,921	$ 101,216

	2011	$ 10,476	$ 1,750	$ 15,120	$ 29,178	$ 15,359	$ 8,770	$ 80,653

a.

Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2013 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time (up to September 12, 2013 for Mr. McMahon). The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

b.	The company paid the premiums for excess liability insurance coverage for Mr. Pearson pursuant to his employment agreement.

11-19

c.	The company pays for financial planning and tax preparation services for each of the Named Executive Officers.

d.

In 2013, AXA Equitable reimbursed AXA Winterthur Switzerland for contributions it made to Mr. Malmstrom’s Swiss retirement plan. Mr. Malmstrom was subject to tax in the U.S. on both the amount of these contributions ($133,455) as well as his 2013 earnings in the Swiss plan ($23,634). AXA Equitable provided a tax gross-up related to both these amounts. The tax gross-up related to the contributions was $129,355 while the tax gross-up related to the earnings was $22,908.

e.

This column shows the cost of life insurance coverage provided to the Named Executive Officers under the AXA Equitable Executive Survivor Benefits Plan less the amount of any contributions made by the Named Executive Officers. For this purpose, the cost of the life insurance coverage was determined by multiplying the amount of coverage by the actual policy cost of insurance rates. For Mr. Wright, this column also includes the amount of premiums paid on his behalf for life insurance coverage under the MONY Split Dollar Life Insurance Plan.

f.

This column includes the amount of any employer profit sharing contributions received by each Named Executive Officer under the AXA Equitable 401(k) Plan other than Mr. Malmstrom who does not participate in this plan ($10,200 for each applicable Named Executive Officer). For Mr. Pearson, this column includes certain air travel ($8,277) and costs related to having a guest accompany him to a board meeting ($365). For Mr. Malmstrom, this column includes air travel ($4,230), the reimbursements paid by AXA Equitable to AXA Winterthur Switzerland for its contributions to his Swiss retirement plan ($133,455), his foreign housing costs for the month of January 2013 ($705) and certain costs related to having a guest accompany him to a board meeting ($365). For Mr. Piazzolla, this column includes certain costs related to having a guest accompany him to a board meeting ($365). For Mr. Lane, this column includes the value of his personal use of a company membership in a country club ($1,776), and certain costs related to having a guest accompany him to a board meeting ($365). For Mr. McMahon, this column includes air travel ($2,059), certain costs related to having a guest accompany him on business trips and to board meetings ($1,555) and amounts received under his separation agreement ($4,015,000, which represents the sum of (a) a lump sum payment of $2,450,000, which is equal to fifty-two weeks of his base salary plus his targeted STIC Program award for 2014, (b) an additional lump sum payment of $340,000, which is equal to his targeted STIC Program award for 2014, pro-rated for his service in 2014, plus $40,000 and (c) an additional lump sum payment of $1,225,000 which is equal to six months of his salary plus a pro-rated targeted STIC Program award for 2014).

11-20

2013 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table include both equity and non-equity awards granted during 2013.

								All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(3)	Closing Market Price on Date of Grant(4)	Grant Date Fair Value of Stock and Option Awards(5)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Pearson, Mark		-	$2,082,500	N/A

	03/22/2013				-	140,000	140,000			$17.83	$18.08	$251,968

	03/22/2013				-	84,000	109,200					$1,518,878

Malmstrom,		-	$600,000	N/A

Anders	03/22/2013					11,644	11,644		23,290	$17.83	$18.08	$62,873

	03/22/2013					20,954	27,240					$378,888

Lane, Nicholas		-	$775,000	N/A

	03/22/2013				-	21,348	21,348		42,698	$17.83	$18.08	$115,268

	03/22/2013				-	38,416	49,941					$694,634

Piazzolla,		-	$800,000	N/A

Salvatore	03/22/2013				-	8,732	8,732		17,468	$17.83	$18.08	$47,154

	03/22/2013				-	15,715	20,430					$284,157

Wright, Robert		-	$900,000

	03/22/2013					8,732	8,732		17,468	$17.83	$18.08	$47,154

	03/22/2013					15,715	20,430					$284,157

McMahon, Andrew		-	$1,800,000	N/A

	03/22/2013				-	29,112	29,112		58,224	$17.83	$18.08	$157,185

	03/22/2013				-	52,386	68,102					$947,237

(1)

The target column shows the target award for 2013 for each Named Executive Officer under the AXA Equitable 2013 Short-Term Incentive Compensation Plan assuming the plan was 100% funded. There is no minimum or maximum award for any participant in this plan. The actual 2013 awards granted to the Named Executive Officers are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(2)

The second row for each Named Executive Officer shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on March 22, 2013. Except for those awarded to Mr. Pearson, these stock options have a ten-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the DowJones Europe Stoxx Insurance Index over a specified period. This performance condition applies to all of Mr. Pearson’s options. The third row for each Named Executive Officer shows the performance shares granted under the 2013 International Performance Shares Plan on March 22, 2013. These performance shares have a cliff vesting schedule of three years. Performance shares are granted unearned. Under the 2013 International Performance Shares Plan, the number of shares that is earned is determined at the end of a two-year performance period by multiplying the number of shares granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period.

11-21

(3)

The exercise price for the stock options granted on March 22, 2013 is equal to the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 22, 2013. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 21, 2013.

(4)

The closing market price on the date of grant was determined by converting the closing AXA ordinary share price on NYSE Euronext Paris SA on March 22, 2013 to U.S. dollars using the euro to U.S. dollar exchange rate on March 22, 2013.

(5)	The amounts in this column represent the aggregate grant date fair value of stock options and performance shares granted in 2013 in accordance with US GAAP accounting guidance.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2013

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2013. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Pearson, Mark	5,771			$25.57	03/29/15	33,129	$923,359	153,600	$4,281,079
	5,101			$33.57	03/31/16
	5,874		2,936	$44.60	05/10/17
	5,874		2,936	$33.21	04/01/18
	34,574			$21.59	06/10/19
	40,334		20,166	$21.08	03/19/20
	45,834		91,666	$20.63	03/18/21
			116,000	$15.96	03/16/22
			140,000	$17.83	03/22/23

Malmstrom, Anders	5,834		2,916	$21.08	03/19/20	8,300	$231,334	31,034	$864,968
	3,850	3,850	3,850	$20.63	03/18/21
		7,200	3,600	$15.96	03/16/22
		23,290	11,644	$17.83	03/22/23

Lane, Nicholas	2,748			$23.37	06/06/15	12,129	$338,055	74,273	$2,070,108
	3,794			$33.78	03/31/16
	2,803			$45.72	05/10/17
	4,520		2,258	$33.21	04/01/18
	8,605			$13.34	03/20/19
	7,000		3,500	$21.08	03/19/20
	11,187	11,187	11,187	$20.63	03/18/21
		25,614	12,805	$15.96	03/16/22
		42,698	21,348	$17.83	03/22/23

Piazzolla, Salvatore	9,323	9,323	9,322	$20.63	03/18/21	10,117	$281,977	35,180	$980,523
		13,904	6,952	$15.96	03/16/22
		17,468	8,732	$17.83	03/22/23

Wright, Robert	41,019			$25.90	03/29/15	8,808	$245,493	36,205	$637,715
	20,872			$33.78	03/31/16
	11,214		5,607	$45.72	05/10/17
	15,446		7,722	$33.21	04/01/18
	8,357			$13.34	03/20/19
	11,354		5,677	$21.08	03/19/20
	8,111	8,111	8,110	$20.63	03/18/21
		14,636	7,317	$15.96	03/16/22
		17,468	8,732	$17.83	03/22/23

McMahon, Andrew	68,366			$25.90	03/29/15	52,171	$1,454,090	110,014	$3,066,267
	31,877			$33.78	03/31/16
	17,944		8,971	$45.72	05/10/17
	18,536		9,267	$33.21	04/01/18
			20,073	$21.08	03/19/20
		33,562	33,560	$20.63	03/18/21
		41,164	20,581	$15.96	03/16/22
		58,224	29,112	$17.83	03/22/23

11-22

(1)

All stock options have ten-year terms. All stock options granted in 2007 and later (other than the options granted to Mr. Lane in 2007) have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third will vest only if the AXA ordinary share performs at least as well as the Dow Jones Euro Stoxx Insurance Index during a specified period (this condition applies to all options granted to Mr. Pearson in 2013, 2012 and 2011). All stock options granted in 2006 and earlier are vested.

(2)

All stock options have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)

For Mr. Pearson, this column reflects 33,129 earned performance units. For Mr. Malmstrom, this column reflects 8,250 earned performance units and 50 AXA miles. For Mr. Piazzolla, this column reflects 10,067 earned performance units and 50 AXA miles. For Mr. Lane, this column reflects 12,079 earned performance units and 50 AXA miles. For Mr. Wright this column reflects 8,757 earned performance units and 50 AXA miles. For Mr. McMahon, this column reflects 36,236 earned performance units, 15,883 restricted AXA ordinary shares granted in 2010 and 50 AXA miles.

(4)	The amounts in this column include all unearned and unvested performance units and performance shares as of December 31, 2013.

OPTION EXERCISES AND STOCK VESTED IN 2013

The following table summarizes the value received from stock option exercises and stock grants vested during 2013.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)

Pearson, Mark	12,690	$38,249	8,721	$154,798

Malmstrom, Anders	4,482	$48,889	2,890	$51,298

Lane, Nicholas			3,374	$59,889

Piazzolla, Salvatore			-	$0

Wright, Robert			4,888	$86,762

McMahon, Andrew	103,793	$650,943	11,375	$201,906

(1)	This column reflects the actual sale price received for the stock acquired upon the option exercise less the exercise price and fees.

(2)	This column reflects the number of performance units granted to the executives under the 2010 AXA Performance Unit Plan that vested on March 19, 2013.

(3)

The value of the performance units that vested in 2013 was equal to the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 19, 2013, converted to U.S. dollars using euro to U.S. dollar exchange rate on March 18, 2013.

11-23

PENSION BENEFITS AS OF DECEMBER 31, 2013

The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension at December 31, 2013.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year

Pearson, Mark	AXA Equitable Retirement Plan	4	$57,892	-
	AXA Equitable Excess Retirement Plan	4	$431,782	-
	AXA Equitable Executive Survivor Benefit Plan	4	$1,922,688	-

Malmstrom, Anders	AXA Equitable Retirement Plan	-	$0	-
	AXA Equitable Excess Retirement Plan	-	$0	-
	AXA Equitable Executive Survivor Benefit Plan	-	$9,847	-

Lane, Nicholas	AXA Equitable Retirement Plan	7	$146,094	-
	AXA Equitable Excess Retirement Plan	7	$283,089	-
	AXA Equitable Executive Survivor Benefit Plan	7	$314,469	-

Piazzolla, Salvatore	AXA Equitable Retirement Plan	1	$36,367	-
	AXA Equitable Excess Retirement Plan	1	$186,688	-
	AXA Equitable Executive Survivor Benefit Plan	1	$555,945	-

Wright, Robert	MONY Life Retirement Income Security Plan for Employees	32	$1,492,808
	AXA Financial, Inc. Excess Benefit Plan for Select Employees	32	$6,714,839	-
	AXA Equitable Executive Survivor Benefit Plan	32	$1,663,706	-

McMahon, Andrew	AXA Equitable Retirement Plan	7	$160,983	-
	AXA Equitable Excess Retirement Plan	7	$1,154,551	-
	AXA Equitable Executive Survivor Benefit Plan	7	$683,440	-

(1)

Except as described in the following sentence, the December 31, 2013 liabilities for the AXA Equitable Retirement Plan (the “Retirement Plan”), the MONY Life Retirement Income Security Plan for Employees (“RISPE”), the AXA Equitable Excess Retirement Plan (the “Excess Plan”), the AXA Financial, Inc. Excess Benefit Plan for Select Employees (the “RISPE Excess Plan”) and the AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”) were calculated using the same participant data, plan provisions and actuarial methods and assumptions used under U.S. GAAP accounting guidance. A retirement age of 65 is assumed for all pension plan calculations, except that a retirement age of 60 is assumed for Mr. Wright since he is eligible for unreduced plan benefits at age 60.

The Retirement Plan

The Retirement Plan is a tax-qualified defined benefit plan for eligible employees. The Retirement Plan was frozen to new participants effective December 31, 2013 and accruals of benefits generally creased to accrue.

Participants become vested in their benefits under the Retirement Plan after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).

Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account for each Retirement Plan participant. This notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation included base salary and short-term incentive compensation and was subject to limits imposed by the Internal Revenue Code ($255,000 in 2013 and $260,000 in 2014). These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2013, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012, received an interest crediting rate of .25%.

11-24

All of the Named Executive Officers, except Mr. Malmstrom and Mr. Wright, are entitled to a frozen cash balance benefit under the Retirement Plan.

Participants elect the time and form of payment of their Retirement Plan benefits after they separate from service. The normal form of payment for retirement plan benefits depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment:

➢	Single life annuity;
➢	Optional joint and survivor annuity of any whole percentage between 1% and 100%; and
➢	Lump sum (cash balance benefits only).

The Excess Plan

The Excess Plan, which was generally frozen as of December 31, 2013, allow eligible employees to earn retirement benefits in excess of what is permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs, provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Group), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. The time and form of payment of Excess Plan benefits that vested prior to 2005 is the same as the time and form of payment of the participant’s Retirement Plan benefits. Mr. Malmstrom and Mr. Wright do not participate in the Excess Plan.

RISPE

As a former employee of MONY Life, Mr. Wright participates in RISPE, which is a tax-qualified defined benefit plan sponsored by AXA Financial for former eligible employees of MONY Life. RISPE provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits, and benefits upon termination of employment for vested participants. RISPE was frozen to new entrants on July 8, 2004 and accruals of benefits generally ceased to accrue effective December 31, 2013. It has a three-year cliff-vesting schedule. Participants are eligible to retire and begin receiving benefits under RISPE: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”). For certain grandfathered participants, including Mr. Wright, RISPE provides benefits under a formula based on final average pay and years of accrual service (as determined as of December 31, 2013 with the freeze of RISPE for grandfathered participants).

Participants elect the time and form of payment of their RISPE benefits after they separate from service. The normal form of payment depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect an optional form. Among the options are single life annuity, optional joint and survivor annuity of any whole percentage between 1% and 100% and lump sum.

None of the Named Executive Officers, except Mr. Wright, are entitled to a benefit under RISPE.

RISPE Excess Plan

As a former employee of MONY Life, Mr. Wright participates in the RISPE Excess Plan (prior to October 1, 2013, the Excess Benefit Plan for MONY Employees) which is sponsored by AXA Financial. Prior to the freeze of this plan on December 31, 2013, it allowed former eligible employees of MONY Life to earn retirement benefits in excess of what is permitted under the Code with respect to RISPE. Specifically, RISPE is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into

11-25

account for determining benefits under RISPE and the amount of benefits RISPE may pay annually. The Employee Excess Plan permitted participants, including Mr. Wright, to accrue and be paid benefits that they would have earned and been paid under RISPE but for these limits. The RISPE Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

None of the Named Executive Officers, except Mr. Wright, are entitled to a benefit under the Employee Excess Plan.

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

11-26

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2013

The following table provides information on compensation Mr. Wright has elected to defer as described in the narrative that follows.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at at Last FYE

Pearson, Mark

Malmstrom, Anders

Lane, Nicholas

Piazzolla, Salvatore

Wright, Robert			$7,198	-	$63,796

McMahon, Andrew

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”).

The above table reflects amounts deferred by Mr. Wright under the “Post-2004 Plan”.

The Post-2004 Plan allows eligible employees to defer the receipt of up to 25% of their base salary and short-term incentive compensation. Deferrals are credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name.

Account balances in the Post-2004 Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Post-2004 Plan currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

Each year, participants in the Post-2004 Plan can elect to make deferrals into an account they have already established under the plan or they may open a new account, provided that they may not allocate any new deferrals into an account if they are scheduled to receive payments from the account in the next calendar year. When participants establish an account, they must elect the form and timing of payments for that account. They may receive payments of their account balance in a lump sum or in any combination of lump sum and/or annual installments paid over consecutive years. They may elect to commence payments from an account in July or December of any year after the year following the deferral election provided that payments must commence by the first July or December following age 71.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text presents the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2013 (the “Trigger Date”). The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

Because Mr. McMahon entered into a separation agreement effective September 12, 2013, he is not included in the discussion below. For a description of the terms of his separation agreement, please see the Compensation Discussion and Analysis.

Retirement

The Named Executive Officers would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. Note that the only Named Executive Officer eligible to retire on the Trigger Date was Mr. Wright.

Short-Term Incentive Compensation:     The executives may have received short-term incentive compensation awards for 2013 under the Retiree Short-Term Incentive Compensation (“STIC”) Program. Under that program, retirees who have satisfactory levels of performance and meet certain other requirements are eligible to receive a prorated STIC award based on their completed months of service during the calendar year in which they retire.

Stock Options:     All stock options granted to the executives would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited).

Performance Units, AXA Miles and Performance Shares:     The executives would have been treated as if they continued in the employ of the company until the end of the vesting period for purposes of their performance unit, AXA Miles and performance share awards. Accordingly, they would have received performance unit, AXA Miles and performance share plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired.

Retirement Benefits:     The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Voluntary Termination Other Than Retirement

Named Executive Officers Other than Mr. Pearson and Mr. McMahon

If the Named Executive Officers, other than Mr. Pearson and Mr. McMahon, had voluntarily terminated employment other than by retirement on the Trigger Date:

Short-Term Incentive Compensation:    The executives would not have been entitled to any short-term incentive compensation awards for 2013.

Stock Options:    All stock options granted to the executives would have been forfeited on the termination date.

11-27

Performance Units and Performance Shares:    The executives would have forfeited all performance units and performance shares.

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

For this purpose, “Good Reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met for each of the two consecutive fiscal years immediately preceding the year of termination.

The following table quantifies severance payments or benefits Mr. Pearson would have received if he had voluntarily terminated for Good Reason on the Trigger Date:

Severance Pay	$6,615,000

Pro-Rated Bonus	$2,082,500
Additional Pension Accruals	$649,800

Death

If the Named Executive Officers had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation:    The executives would not have been entitled to any short-term incentive compensation awards for 2013.

Stock Options:    All stock options would have immediately vested and would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death.

11-28

Performance Units and Performance Shares:    The number of performance units granted in 2012 and the number of performance shares granted in 2013 would have been multiplied by an assumed performance factor of 1.3 and the number of performance units granted in 2011 would have been multiplied by the actual performance factor for that plan. The performance units would have been valued based on the closing price of the AXA ordinary share on Euronext Paris and the euro to U.S. dollar exchange rate on the Trigger Date and the resulting amount would have been paid in cash to the executive’s heirs within 90 days following death. The performance shares would have been paid in AXA ordinary shares to the executive’s heirs within 90 days following death.

AXA Miles:    The executive’s heirs would receive 50 AXA ordinary shares at the end of the vesting period (i.e., March 16, 2016).

Retirement Benefits:    The executives’ heirs would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Involuntary Termination Without Cause

Named Executive Officers Other than Mr. Pearson and Mr. McMahon

The Named Executive Officers, excluding Mr. Pearson and Mr. McMahon, would have been eligible for severance benefits under the AXA Equitable Severance Benefit Plan, as supplemented by the AXA Equitable Supplemental Severance Plan for Executives (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-solicitation provisions.

The severance benefits would have included:

•	severance pay equal to 52 weeks’ of base salary;

•

additional severance pay equal to the greater of: (i) the most recent STIC award paid to the executive, (ii) the average of the three most recent STIC awards paid to the executive or (iii) the executive’s target STIC award for 2013;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC award for 2013 and (ii) $40,000; and

•	one year’s continued participation in the ESB Plan; and

•	pension accruals for all severance pay, subject to the terms of the Retirement Plan and the Excess Plan (or, in Mr. Wright’s case, RISPE and the RISPE Excess Plan).

11-29

The following table lists the payments that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option, performance unit and performance share awards:

	Severance Benefits			Equity Grants
Name	Severance	Lump Sum Payment	Additional Pension Accruals	Stock Options	Performance Units/Shares

Malmstrom, Anders	$1,256,617	$640,000	N/A	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited

Lane, Nicholas	$1,471,040	$815,000	$141,254	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited

Piazzolla, Salvatore	$1,760,261	$840,000	$170,176	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited

Wright, Robert	$1,316,456	$940,000	$200,448	Continued vesting in all options and ability to exercise the options through expiration date.	Continued vesting in all performance units and shares granted prior to the termination date

11-30

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

For stock options granted under the Stock Option Plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. Restricted stock granted under the AXA Financial, Inc. 1997 Stock Incentive Plan will become non-forfeitable and be immediately transferable unless the Organization and Compensation Committee of the AXA Financial Board of Directors reasonably determines that: (i) the restricted stock will be honored, (ii) the restricted stock will be assumed or (iii) alternative awards will be substituted for the restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2012 and 2011 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.

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

11-31

2013 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for 2013 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and MONY Life Insurance Company of America. In addition, they served on the board of MONY Life Insurance Company through October 1, 2013. The amounts below include amounts paid for the directors’ services for all four boards.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4)	Total
De Castries, Henri	-	-	-	-	-	$481,052	$481,052
Duverne, Denis	-	-	-	-	-	$320,892	$320,892
De Oliveira, Ramon	$65,000	$80,000	$3,828	-	-	$758	$149,586
Fallon-Walsh,
Barbara	$83,300	$80,000	$3,828	-	-	$1,814	$168,942
Hale, Danny L.	$92,600	$80,000	$3,828	-	-	$3,212	$179,640
Hamilton, Anthony L.	$95,800	$80,000	$3,828	-	-	$506	$180,134
Kraus, Peter S.	-	-	-	-	-	-	-
Scott, Bertram	$79,100	$80,000	$3,828	-	-	$995	$163,923
Slutsky, Lorie A.	$81,000	$80,000	$3,828	-	-	$957	$165,785
Vaughan, Richard C.	$101,500	$80,000	$3,828	-	-	$2,499	$187,827

(1)	For 2013, each of our non-officer directors received the following cash compensation:

•	$65,000 cash retainer (pro-rated for partial years of service);
•	$1,200 for each special board meeting attended;
•	$1,500 for each Audit Committee meeting attended; and
•	$1,200 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received a $10,000 retainer and the Chairman of the Audit Committee received a $12,500 retainer.

(2)

The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2013 in accordance with U.S. GAAP accounting guidance. As of December 31, 2013, our directors had outstanding restricted stock awards in the following amounts:

Mr. De Oliveira	3,394 restricted shares
Ms. Fallon-Walsh	1,659 restricted shares
Mr. Hale	4,909 restricted shares
Mr. Hamilton	4,909 restricted shares
Mr. Scott	1,659 restricted shares
Ms. Slutsky	4,909 restricted shares
Mr. Vaughan	4,909 restricted shares

(3)

The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in 2013 in accordance with U.S. GAAP accounting guidance. As of December 31, 2013, our directors had outstanding stock options in the following amounts:

Mr. De Oliveira	4,361 options
Ms. Fallon-Walsh	2,127 options
Mr. Hale	6,303 options
Mr. Hamilton	17,916 options
Mr. Scott	2,127 options
Ms. Slutsky	13,305 options
Mr. Vaughan	6,303 options

(4)

For Mr. De Castries and Mr. Duverne, this column lists amounts received for consulting services ($480,480 for Mr. De Castries and $320,320 for Mr. Duverne) as well as amounts paid by the company for their spouses to accompany them on a business trip or event ($572 for both Mr. De Castries and Mr. Duverne). For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or event.

11-32

The Equity Plan for Directors

Under The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:

➢	an option award (granted in the first quarter)
➢	a restricted stock award (granted in the first quarter); and
➢	a stock retainer of $50,000 payable in two installments in June and December.

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

11-33

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

12-1

SECURITY OWNERSHIP BY MANAGEMENT

The following tables set forth, as of December 31, 2013, certain information regarding the beneficial ownership of common stock of AXA and of AllianceBernstein Holding Units and AllianceBernstein Units by each of our directors and executive officers and by all of our directors and executive officers as a group.

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Mark Pearson(2)	266,775	*

Henri de Castries(3)	4,028,531	*

Ramon de Oliveria	11,861	*

Denis Duverne(4)	2,445,609	*

Barbara Fallon-Walsh(5)	5,976	*

Danny L. Hale(6)	16,353	*

Anthony J. Hamilton(7)	56,895	*

Peter S. Kraus	--	*

Bertram L. Scott(8)	5,977	*

Lorie A. Slutsky(9)	32,560	*

Richard C. Vaughan(10)	16,458	*

Dave S. Hattem(11)	115,253	*

Nick Lane(12)	93,071	*

Anders Malmstrom(13)	31,720	*

Salvatore Piazzolla(14)	25,088	*

Amy J. Radin(15)	14,019	*

Sharon Ritchey	--	*

Robert O. Wright(16)	184,673	*

executive officers as a group (17 persons)(17)	7,350,819	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)

Includes 143,363 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 84,000 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(3)

Includes 2,362,379 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 292,400 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(4)	Includes 1,739,078 shares Mr. Duverne can acquire within 60 days under option plans.

(5)	Includes 5,442 deferred stock units under The Equity Plan for Directors.

(6)	Includes 648 shares Mr. Hale can acquire within 60 days under option plans.

(7)	Includes (i) 11,661 shares Mr. Hamilton can acquire within 60 days under options plans and (ii) 36,868 deferred stock units under The Equity Plan for Directors.

(8)	Includes 3,921 deferred stock units under The Equity Plan for Directors.

(9)	Includes (i) 7,050 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 24,465 deferred stock units under The Equity Plan for Directors.

12-2

(10)	Includes 648 shares Mr. Vaughan can acquire within 60 days under option plans.

(11)

Includes 56,182 shares Mr. Hattem can acquire within 60 days under option plans. Also includes 19,208 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(12)

Includes 40,657 shares Mr. Lane can acquire within 60 days under option plans. Also includes 38,416 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(13)

Includes 9,684 shares Mr. Malmstrom can acquire within 60 days under option plans. Also includes 20,954 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(14)

Includes 9,323 shares Mr. Piazzolla can acquire within 60 days under option plans. Also includes 15,715 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(15)

Includes 13,969 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(16)

Includes 116,369 shares Mr. Wright can acquire within 60 days under option plans. Also includes 15,715 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(17)	Includes 4,432,206 shares the directors and executive officers as a group can acquire within 60 days under option plans.

AllianceBernstein Holding Units and AllianceBernstein Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.

Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units

Mark Pearson(1)	--	*	--

Henri de Castries(1)	2,000	*	--

Ramon de Oliveira(1)	--	*	--

Denis Duverne(1)	2,000	*	--

Barbara Fallon-Walsh(1)	--	*	--

Danny L. Hale(1)	--	*	--

Anthony J. Hamilton(1)	--	*	--

Peter S. Kraus(1) (2)	4,337,643	4.5%	--

Bertram L. Scott(1)	--	*	--

Lorie A. Slutsky(1) (3)	59,183	*	--

Richard C. Vaughan(1)	--	*	--

Dave S. Hattem(1)	--	*	--

Nick Lane(1)	--	*	--

Anders Malmstrom(1)	--	*	--

Salvatore Piazzolla(1)	--	*	--

Amy J. Radin(1)	--	*	--

All directors, director nominees and executive officer of as a group (18 persons)(4)	4,400,826	4.5%	--

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

12-3

(2)	Includes restricted Holding Units awarded to Mr. Kraus’s pursuant to his employment agreement with AllianceBernstein.

(3)	Includes 41,981 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 41,981 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

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

In practice, AllianceBernstein’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AllianceBernstein’s audit committee for review and approval. AllianceBernstein is not aware of any transaction during 2013 between it and any related person with respect to which these procedures were not followed.

13-1

AllianceBernstein does not have written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of its employees are established in accordance with AllianceBernstein’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

For additional information about AllianceBernstein’s related party transactions, see the AllianceBernstein 10-K.

TRANSACTIONS BETWEEN AXA EQUITABLE AND AFFILIATES

The following tables summarize transactions between AXA Equitable and related persons during 2013. The first set of tables summarize services that related persons provided to AXA Equitable, and the second set tables summarize services that AXA Equitable provided to related persons:

INSURANCE(1)

Parties	General Description of Relationship	Amount Paid or Accrued in 2013
AXA Distribution Holding Corporation (“AXA Distribution”)(2) (3) and its subsidiaries	We pay commissions and fees to AXA Distribution and its subsidiaries for the sale of our insurance products.	$621,212,986

AXA Technology Services America, Inc. (“AXA Tech”)(3)	AXA Tech provides certain technology related services, including data processing services and functions.	$110,198,897

GIE Informatique AXA (“GIE Informatique”)(3)	GIE Informatique provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$11,520,986

AXA Business Service Private Ltd. (“ABS”)(3)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$11,570,630

AXA Financial(3)	We reimburse AXA Financial for expenses related to the Excess Retirement Plan, Supplemental Executive Retirement Plan and Certain other employee benefit plans that provide participants with Medical, life insurance and deferred compensation benefits.	$9,794,065

AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)(3)	AXA Group Solutions provides maintenance and development support for applications.	$4,826,030

AXA Global Life(3)	AXA Global Life provides certain services to our life business and advice on our strategic initiative.	$1,050,356

AXA Liabilities Manager (“AXA LM”)(3)	AXA LM provides accounting services and claims managements services to the accident and health reinsurance pools we participate in.	$341,500

GIE AXA Universite (“GIE Universite”)(3)	GIE Universite provides management training seminars to our management employees.	$67,497

13-2

INVESTMENT MANAGEMENT(5)

Parties	General Description of Relationship	Amount Paid or Accrued in 2013

AXA Advisors LLC (“AXA Advisors”)(3) (6)	AXA Advisors distributes certain of AllianceBernstein retail products and provides private client referrals.	$13,338,000

AXA Equitable(4)	AllianceBernstein is covered by various insurance policies maintained by AXA Equitable	$5,062,000

ABS(3)	ABS provides data processing services and support for certain investment operations functions.	$4,197,000

AXA Technology Services India Pvt. Ltd. (“AXA Tech India”)(3)	AXA Tech India provides certain data processing services and functions.	$3,685,000

AXA Group Solutions(3)	AXA Group Solutions provides maintenance and development support for applications.	$3,175,000

AXA Advisors(3) (6)	AXA Advisors sells shares of AllianceBernstein’s mutual funds under Distribution Services and Educational Support agreements.	$1,405,000

AXA Wealth(3)	AXA Wealth provides portfolio-related services for assets AllianceBernstein manages under the AXA Corporate Trustee Investment Plan	$1,014,000

GIE(3)	GIE provides cooperative technology development and procurement services.	$965,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(3)	Each entity is an indirect wholly-owned subsidiary of AXA.
(4)	We are an indirect wholly-owned subsidiary of AXA Financial.
(5)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(6)	AXA Advisors is an indirect wholly-owned subsidiary of AXA Financial.

INSURANCE(1)

Parties	General Description of Relationship	Amount Received or Accrued in 2013
AXA Distribution Holding and its subsidiaries(3) (4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution Holding and its subsidiaries.	$306,253,292

MONY Life Insurance Company and its subsidiaries (“MONY Life”)(2) (4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MONY and its subsidiaries.	$97,750,922

AXA Investment Managers (“AXA IM”), AXA Tech and AXA LM(4)	Employees of these entities and/or their subsidiaries are enrolled in certain of our employee benefit plans and we provide certain facilities to AXA Tech.	$12,011,566

GIE(4)	We administer the AXA Group Intranet site.	$5,510,210

AXA Corporate Solutions Life Reinsurance Company (“ACS”)(4)	We provide certain administrative services to ACS including, but not limited to marketing, branding, finance, strategy and legal.	$4,077,680

AXA Equitable Life and Annuity Company (“AXA L&A”)(4) (6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA L&A.	$896,123

AXA Arizona(4) (5)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA Arizona.	$200,733

13-3

INVESTMENT MANAGEMENT(7)

Parties	General Description of Relationship(8)	Amount Paid or Accrued in 2013
AXA Equitable	AllianceBernstein provides investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable	$46,758,000

EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	AllianceBernstein serves as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial	$23,708,000

AXA Life Japan Limited(4)		$19,025,000

AXA AB Funds	AllianceBernstein provides investment management services and ancillary accounting services.	$11,317,000

AXA Arizona(4) (5)		$10,327,000

MONY Life(2) (4)		$7,157,000

AXA Hong Kong Life(4)		$4,459,000

AXA Germany(4)		$4,182,000

AXA Switzerland Life(4)		$3,176,000

AXA France(4)		$2,758,000

AXA U.K. Pensions Scheme(4)		$2,617,000

AXA Belgium(4)		$1,698,000

AXA Mediterranean(4)		$1,376,000

AXA Investment Managers, Ltd. Paris(4)		$1,090,000

AXA Corporate Solutions(4)		$960,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)

MONY Life was an indirect wholly-owned subsidiary of AXA Financial through October 1, 2013 when it was sold. MONY Life Insurance Company of America and U.S. Financial Life Insurance Company remain subsidiaries of AXA Financial.

(3)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(4)	Each entity is an indirect wholly owned subsidiary of AXA.
(5)	AXA Arizona is an indirect wholly owned subsidiary of AXA Financial.
(6)	AXA L&A is an indirect wholly-owned subsidiary of AXA Financial.
(7)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(8)	AllianceBernstein provides investment management services unless otherwise indicated.

ADDITIONAL TRANSACTIONS WITH RELATED PERSONS

Reinsurance

AXA Equitable ceded to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Ceded premiums in 2013 to AXA Arizona totaled $473,559,346. Ceded claims paid in 2013 were $70,023,000.

Various subsidiaries of AXA Financial cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums earned in 2013 from AXA Equitable Life and Annuity Company totaled $7,858,436. Claims and expenses paid in 2013 were $2,341,634. Premiums earned in 2013 from U.S. Financial Life Insurance Company totaled $4,454,252. Claims and expenses paid in 2013 were $7,046,386.

13-4

AXA Life Insurance Company Ltd (Japan), a subsidiary of AXA, cedes a portion of their annuity business to AXA Equitable. Premiums earned in 2013 totaled $8,795,552. Claims and expenses paid in 2013 were $932,418.

Various AXA affiliates including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life, a subsidiary of AXA. AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable on a one-year term basis. Premiums earned in 2013 under this arrangement totaled $12,446. Claims and expenses paid in 2013 were $34,766.

Loans from Affiliates

In 2005, AXA Equitable issued a surplus note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and a maturity date of December 1, 2035. Interest on this note is payable semi-annually.

In November 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note paid interest semi-annually and was scheduled to mature on December 1, 2018. In June 2013, AXA Equitable repaid this note plus interest accrued to AXA Financial.

In December 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note pays interest semi-annually and matures on December 1, 2018.

Loans to Affiliates

In September 2007, AXA issued $650 million 5.4% Senior Unsecured Note to AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

In June 2009, AXA Equitable sold a jointly owned real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property. The $439 million after-tax excess on the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

In third quarter 2013, AXA Equitable purchased at fair value, AXA Arizona’s $50 million note receivable from AXA for $56 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

Other Transactions

In third quarter 2013, AXA Equitable purchased, at fair value, MONY Life Insurance Company’s (“MONY Life”) equity interest in limited partnerships for $53 million and MONY Life’s CMBS portfolio for $31 million.

AXA Equitable reimburses AXA Financial for expenses related to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life and insurance, and deferred compensation benefits. Such reimbursement was based on the costs to AXA Financial of the benefits which total $40,154,633 for 2013.

DIRECTOR INDEPENDENCE

See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

13-5

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Equitable’s annual financial statements for 2013 and 2012, and fees for other services rendered by PwC:

	2013	2012
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$10,075	$10,058
Audit related fees	3,670	3,514
Tax fees	2,226	1,854
All other fees	553	43

Total	$16,524	$15,469

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

All services provided by PwC in 2013 were pre-approved in accordance with the procedures described above.

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

Date: March 10, 2014	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board, President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson Mark Pearson	Chairman of the Board, President and Chief Executive Officer, Director	March 10, 2014

/s/ Anders Malmstrom Anders Malmstrom	Senior Executive Director and Chief Financial Officer	March 10, 2014

/s/ Andrea Nitzan Andrea Nitzan	Executive Director and Chief Accounting Officer	March 10, 2014

/s/ Henri de Castries Henri de Castries	Director	March 10, 2014

/s/ Ramon de Oliveira Ramon de Oliveira	Director	March 10, 2014

/s/ Denis Duverne Denis Duverne	Director	March 10, 2014

/s/ Barbara Fallon-Walsh Barbara Fallon-Walsh	Director	March 10, 2014

/s/ Danny L. Hale Danny L. Hale	Director	March 10, 2014

/s/ Anthony J. Hamilton Anthony J. Hamilton	Director	March 10, 2014

/s/ Peter S. Kraus Peter S. Kraus	Director	March 10, 2014

/s/ Bertram L. Scott Bertram L. Scott	Director	March 10, 2014

/s/ Lorie A. Slutsky Lorie A. Slutsky	Director	March 10, 2014

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 10, 2014

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value
2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Paticipations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference

3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between Equitable Life and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.4	Fiscal Agency Agreement between Equitable Life and the Chase Manhattan Bank, N.A.	Filed as Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

10.5	Distribution and Servicing Agreement between AXA Advisors (as Successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.6	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.7	General Agent Sales Agreement between Equitable Life and AXA Network, dated as of January 1, 2000	Filed as Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.8	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.9	Confidential Separation Agreement and General Release between Andrew J McMahon and AXA Equitable	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.	EX-10.9

E-2

13.1	AllianceBernstein Risk Factors	Filed herewith	EX-13.1

21	Subsidiaries of the registrant	Filed herewith	EX-21

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2

101.INS	XBRL Instance Document	Filed herewith	EX-101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-3