Form 10-Q
period 2014-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2014-05-09
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions under the reinsured contracts, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxiv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxv) the perception of our brand and reputation in the marketplace; (xxvi) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxvii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxviii) significant changes in securities market valuations affecting fee income; (xxix) poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(UNAUDITED)
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$29,836	$29,419
Mortgage loans on real estate	5,832	5,684
Equity real estate, held for the production of income	3	3
Policy loans	3,425	3,434
Other equity investments	1,891	1,863
Trading securities	4,470	4,221
Other invested assets	1,846	1,353

Total investments	47,303	45,977
Cash and cash equivalents	2,973	2,283
Cash and securities segregated, at fair value	900	981
Broker-dealer related receivables	1,694	1,539
Deferred policy acquisition costs	4,015	3,874
Goodwill and other intangible assets, net	3,697	3,703
Amounts due from reinsurers	3,898	3,934
Loans to affiliates	1,088	1,088
Guaranteed minimum income benefit reinsurance contract asset, at fair value	7,443	6,747
Other assets	4,483	4,418
Separate Accounts’ assets	108,351	108,857

Total Assets	$185,845	$183,401

LIABILITIES
Policyholders’ account balances	$30,611	$30,340
Future policy benefits and other policyholders’ liabilities	22,066	21,697
Broker-dealer related payables	631	538
Amounts due to reinsurers	59	71
Customers related payables	1,714	1,698
Short-term and long-term debt	573	468
Loans from affiliates	825	825
Current and deferred income taxes	3,450	2,813
Other liabilities	2,799	2,653
Separate Accounts’ liabilities	108,351	108,857

Total liabilities	171,079	169,960

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

	March 31, 2014	December 31, 2013
	(UNAUDITED)
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,944	5,934
Retained earnings	6,182	5,205
Accumulated other comprehensive income (loss)	(233)	(603)

Total AXA Equitable’s equity	11,895	10,538

Noncontrolling interest	2,871	2,903

Total equity	14,766	13,441

Total Liabilities and Equity	$185,845	$183,401

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

QUARTERS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$813	$897
Premiums	151	126
Net investment income (loss):
Investment income (loss) from derivative instruments	506	(907)
Other investment income (loss)	595	565

Total net investment income (loss)	1,101	(342)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(14)
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized	(13)	(14)
Other investment gains (losses), net	15	(2)

Total investment gains (losses), net	2	(16)

Commissions, fees and other income	943	915
Increase (decrease) in the fair value of the reinsurance contract asset	696	(1,188)

Total revenues	3,706	392

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	812	428
Interest credited to policyholders’ account balances	296	381
Compensation and benefits	430	423
Commissions	286	281
Distribution related payments	97	109
Amortization of deferred sales commissions	9	11
Interest expense	18	28
Amortization of deferred policy acquisition costs	16	39
Capitalization of deferred policy acquisition costs	(159)	(159)
Rent expense	43	43
Amortization of other intangible assets	7	6
Other operating costs and expenses	340	358

Total benefits and other deductions	2,195	1,948

Earnings (loss) from continuing operations, before income taxes	1,511	(1,556)
Income tax (expense) benefit	(455)	622

Net earnings (loss)	1,056	(934)
Less: net (earnings) loss attributable to the noncontrolling interest	(79)	(70)

Net Earnings (Loss) Attributable to AXA Equitable	$977	$(1,004)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

QUARTERS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,056	$(934)

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	353	(156)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	19	(25)

Total other comprehensive income (loss), net of income taxes	372	(181)

Comprehensive income (loss)	1,428	(1,115)

Less: Comprehensive (income) loss attributable to noncontrolling interest	(81)	(66)

Comprehensive Income (Loss) Attributable to AXA Equitable	$1,347	$(1,181)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

QUARTERS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,934	5,992
Changes in capital in excess of par value	10	18

Capital in excess of par value, end of period	5,944	6,010

Retained earnings, beginning of year	5,205	9,125
Net earnings (loss)	977	(1,004)

Retained earnings, end of period	6,182	8,121

Accumulated other comprehensive income (loss), beginning of year	(603)	317
Other comprehensive income (loss)	370	(177)

Accumulated other comprehensive income (loss), end of period	(233)	140

Total AXA Equitable’s equity, end of period	11,895	14,273

Noncontrolling interest, beginning of year	2,903	2,494
Repurchase of AllianceBernstein Holding units	(2)	(13)
Net earnings (loss) attributable to noncontrolling interest	79	70
Dividends paid to noncontrolling interest	(121)	(69)
Other comprehensive income (loss) attributable to noncontrolling interest	2	(4)
Other changes in noncontrolling interest	10	124

Noncontrolling interest, end of period	2,871	2,602

Total Equity, End of Period	$14,766	$16,875

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)

Net earnings (loss)	$1,056	$(934)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	296	381
Universal life and investment-type product policy fee income	(813)	(897)
Net change in broker-dealer and customer related receivables/payables	(100)	(571)
(Income) loss related to derivative instruments	(506)	907
Investment (gains) losses, net	(2)	16
Change in segregated cash and securities, net	81	479
Change in deferred policy acquisition costs	(143)	(120)
Change in future policy benefits	282	(53)
Change in current and deferred income taxes	449	(480)
Change in accounts payable and accrued expenses	(156)	18
Change in the fair value of the reinsurance contract asset	(696)	1,188
Amortization of deferred compensation	6	7
Amortization of deferred sales commission	9	11
Other depreciation and amortization	27	40
Amortization of reinsurance cost	55	74
Amortization of other intangibles	7	6
Other, net	(74)	59

Net cash provided by (used in) operating activities	(222)	131

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	633	1,083
Sales of investments	741	584
Purchases of investments	(1,575)	(2,460)
Cash settlements related to derivative instruments	264	(855)
Change in short-term investments	(240)	(5)
Investment in capitalized software, leasehold improvements and EDP equipment	(26)	(11)
Other, net	5	37

Net cash provided by (used in) investing activities	(198)	(1,627)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2014 AND 2013 - CONTINUED

(UNAUDITED)

	2014	2013
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$1,147	$1,237
Withdrawals	(288)	(251)
Change in short-term financings	109	63
Change in collateralized pledged assets	24	4
Change in collateralized pledged liabilities	238	(353)
Repurchase of AllianceBernstein Holding units	(4)	(21)
Distribution to noncontrolling interests in consolidated subsidiaries	(121)	(69)
Other, net	5	32

Net cash provided by (used in) financing activities	1,110	642

Change in cash and cash equivalents	690	(854)
Cash and cash equivalents, beginning of year	2,283	3,162

Cash and Cash Equivalents, End of Period	$2,973	$2,308

Supplemental cash flow information:
Interest Paid	$—	$—

Income Taxes Paid (Refunded)	$7	$(150)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

At March 31, 2014 and December 31, 2013, the Company’s economic interest in AllianceBernstein was 32.7%. At March 31, 2014 and December 31, 2013, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was 63.6% and 63.7%.

The terms “first quarter 2014” and “first quarter 2013” refer to the three months ended March 31, 2014 and 2013, respectively.

2)	SIGNIFICANT ACCOUNTING POLICIES

Accounting for Variable Annuities with GMDB and GMIB Features

Future claims exposure on products with guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are sensitive to movements in the equity markets and interest rates. The Company has in place various hedging programs utilizing derivatives that are designed to mitigate the impact of movements in equity markets and interest rates. The accounting for these various hedging programs do not qualify for hedge accounting treatment. As a result, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves and deferred policy acquisition costs (“DAC”) will be recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2013, under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.

GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. The changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves and DAC for GMIB are recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2013 under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.

Adoption of New Accounting Pronouncements

In July 2013, the FASB issued new guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this guidance state that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this guidance would be where a net operating loss carryforward or similar tax loss or credit carryforward would not be available under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such a case, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for interim and annual periods beginning after December 15, 2013. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued new and enhanced disclosures about offsetting (netting) of financial instruments and derivatives, including repurchase/reverse repurchase agreements and securities lending/borrowing arrangements, to converge with those required by IFRS. The disclosures require presentation in tabular format of gross and net information about assets and liabilities that either are offset (presented net) on the balance sheet or are subject to master netting agreements or similar arrangements providing rights of setoff, such as global master repurchase, securities lending, and derivative clearing agreements, irrespective of whether the assets and liabilities are offset. Financial instruments subject only to collateral agreements are excluded from the scope of these requirements, however, the tabular disclosures are required to include the fair values of financial collateral, including cash, related to master netting agreements or similar arrangements. In January 2013, the FASB issued new guidance limiting the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This guidance was effective for interim and annual periods beginning after January 1, 2013. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)
	(In Millions)
March 31, 2014:
Fixed Maturity Securities:
Corporate	$21,412	$1,565	$110	$22,867	$—
U.S. Treasury, government and agency	3,596	37	272	3,361	—
States and political subdivisions	444	55	—	499	—
Foreign governments	391	48	6	433	—
Commercial mortgage-backed	954	12	228	738	23
Residential mortgage-backed(1)	872	35	—	907	—
Asset-backed(2)	103	12	2	113	4
Redeemable preferred stock	889	59	30	918	—

Total Fixed Maturities	28,661	1,823	648	29,836	27

Equity securities	28	—	—	28	—

Total at March 31, 2014	$28,689	$1,823	$648	$29,864	$27

December 31, 2013:
Fixed Maturity Securities:
Corporate	$21,516	$1,387	$213	$22,690	$—
U.S. Treasury, government and agency	3,584	22	477	3,129	—
States and political subdivisions	444	35	2	477	—
Foreign governments	392	46	5	433	—
Commercial mortgage-backed	971	10	265	716	23
Residential mortgage-backed(1)	914	34	1	947	—
Asset-backed(2)	132	11	3	140	4
Redeemable preferred stock	883	55	51	887	—

Total Fixed Maturities	28,836	1,600	1,017	29,419	27

Equity securities	37	—	3	34	—

Total at December 31, 2013	$28,873	$1,600	$1,020	$29,453	$27

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At March 31, 2014 and December 31, 2013, respectively, the Company had trading fixed maturities with an amortized cost of $223 million and $243 million and carrying values of $227 million and $238 million. Gross unrealized gains on trading fixed maturities were $4 million and $2 million and gross unrealized losses were $0 million and $7 million at March 31, 2014 and December 31, 2013, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2014 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at March 31, 2014

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,005	$2,053
Due in years two through five	7,048	7,671
Due in years six through ten	10,650	11,108
Due after ten years	6,140	6,328

Subtotal	25,843	27,160
Commercial mortgage-backed securities	954	738
Residential mortgage-backed securities	872	907
Asset-backed securities	103	113

Total	$27,772	$28,918

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In Millions)

Proceeds from sales	$48	$260

Gross gains on sales	$10	$7

Gross losses on sales	$(1)	$—

Total OTTI	$(13)	$(14)
Non-credit losses recognized in OCI	—	—

Credit losses recognized in earnings (loss)	$(13)	$(14)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2014	2013
	(In Millions)

Balances at January 1,	$(370)	$(372)
Previously recognized impairments on securities that matured, paid, prepaid or sold	50	2
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	(13)	(14)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at March 31,	$(333)	$(384)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(22)	$(28)
All other	1,197	610
Equity securities	—	(3)

Net Unrealized Gains (Losses)	$1,175	$579

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized and all other amounts:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	4	—	—	—	4
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	2	—	—	—	2
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	(5)	—	(5)

Balance, March 31, 2014	$(22)	$1	$5	$5	$(11)

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(2)	—	—	—	(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	—	—	—

Balance, March 31, 2013	$(8)	$1	$4	$1	$(2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	598	—	—	—	598
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(8)	—	—	—	(8)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(3)	—	—	(3)
Deferred income taxes	—	—	—	(189)	(189)
Policyholders’ liabilities	—	—	(46)	—	(46)

Balance, March 31, 2014	$1,197	$(110)	$(291)	$(279)	$517

Balance, January 1, 2013	$2,900	$(179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(304)	—	—	—	(304)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	7	—	—	—	7
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	58	—	—	58
Deferred income taxes	—	—	—	80	80
Policyholders’ liabilities	—	—	10	—	10

Balance, March 31, 2013	$2,603	$(121)	$(593)	$(661)	$1,228

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 600 issues at March 31, 2014 and the 747 issues at December 31, 2013 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Millions)

March 31, 2014:
Fixed Maturity Securities:
Corporate	$2,057	$(70)	$750	$(40)	$2,807	$(110)
U.S. Treasury, government and agency	2,383	(221)	449	(51)	2,832	(272)
States and political subdivisions	—	—	21	—	21	—
Foreign governments	67	(5)	7	(1)	74	(6)
Commercial mortgage-backed	6	(1)	514	(227)	520	(228)
Residential mortgage-backed	218	—	1	—	219	—
Asset-backed	1	—	25	(2)	26	(2)
Redeemable preferred stock	249	(27)	89	(3)	338	(30)

Total	$4,981	$(324)	$1,856	$(324)	$6,837	$(648)

December 31, 2013:
Fixed Maturity Securities:
Corporate	$4,381	$(187)	$248	$(26)	$4,629	$(213)
U.S. Treasury, government and agency	2,645	(477)	—	—	2,645	(477)
States and political subdivisions	36	(2)	—	—	36	(2)
Foreign governments	68	(4)	7	(1)	75	(5)
Commercial mortgage-backed	30	(5)	529	(260)	559	(265)
Residential mortgage-backed	260	(1)	1	—	261	(1)
Asset-backed	2	—	28	(3)	30	(3)
Redeemable preferred stock	232	(49)	79	(2)	311	(51)

Total	$7,654	$(725)	$892	$(292)	$8,546	$(1,017)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2014 and December 31, 2013 were $141 million and $158 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2014 and December 31, 2013, respectively, approximately $1,848 million and $1,913 million, or 6.4% and 6.6.%, of the $28,661 million and $28,836 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $237 million and $215 million at March 31, 2014 and December 31, 2013, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At March 31, 2014 and December 31, 2013, respectively, the Company owned $10 million and $10 million in RMBS backed by subprime residential mortgage loans and $8 million and $8 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2014, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $19 million.

For the first quarters of 2014 and 2013, investment income is shown net of investment expenses of $18 million and $14 million, respectively.

At March 31, 2014 and December 31, 2013, respectively, the amortized cost of the Company’s trading account securities was $4,464 million and $4,225 million with respective fair values of $4,470 million and $4,221 million. Also at March 31, 2014 and December 31, 2013, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $196 million and $192 million and costs of $184 million and $183 million as well as other equity securities with carrying values of $28 million and $34 million and costs of $28 million and $37 million.

In the first quarters of 2014 and 2013, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $13 million and $21 million, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2014 and December 31, 2013, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $93 million and $93 million, respectively.

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

Troubled Debt Restructuring - Modifications

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)

March 31, 2014
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	135

Total	2	$126	$135

There were no default payments on the above loans during the first quarter of 2014.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first quarters of 2014 and 2013 was as follows:

	2014	2013
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$42	$34
Charge-offs	—	(2)
Recoveries	—	—
Provision	—	3

Ending balance, March 31,	$42	$35

Ending balance, March 31,:
Individually Evaluated for Impairment	$42	$35

There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2014 and 2013.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2014 and December 31, 2013.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2014

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$—	$—	$—	$36	$—	$321
50% - 70%	403	496	801	546	135	84	2,465
70% - 90%	117	—	185	413	56	135	906
90% plus	135	—	—	—	26	108	269

Total Commercial Mortgage Loans	$940	$496	$986	$959	$253	$327	$3,961

Agricultural Mortgage Loans(1)
0% - 50%	$179	$85	$219	$392	$207	$50	$1,132
50% - 70%	124	58	221	187	152	38	780
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$303	$143	$440	$579	$359	$88	$1,912

Total Mortgage Loans(1)
0% - 50%	$464	$85	$219	$392	$243	$50	$1,453
50% - 70%	527	554	1,022	733	287	122	3,245
70% - 90%	117	—	185	413	56	135	906
90% plus	135	—	—	—	26	108	269

Total Mortgage Loans	$1,243	$639	$1,426	$1,538	$612	$415	$5,873

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2013

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$—	$—	$—	$36	$—	$321
50% - 70%	360	573	671	533	135	—	2,272
70% - 90%	116	—	313	240	105	219	993
90% plus	135	—	—	60	27	48	270

Total Commercial Mortgage Loans	$896	$573	$984	$833	$303	$267	$3,856

Agricultural Mortgage Loans(1)
0% - 50%	$185	$82	$214	$410	$208	$49	$1,148
50% - 70%	127	50	193	164	149	39	722
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$312	$132	$407	$574	$357	$88	$1,870

Total Mortgage Loans(1)
0% - 50%	$470	$82	$214	$410	$244	$49	$1,469
50% - 70%	487	623	864	697	284	39	2,994
70% - 90%	116	—	313	240	105	219	993
90% plus	135	—	—	60	27	48	270

Total Mortgage Loans	$1,208	$705	$1,391	$1,407	$660	$355	$5,726

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2014 and December 31, 2013, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

March 31, 2014
Commercial	$—	$—	$—	$—	$3,961	$3,961	$—
Agricultural	2	8	7	17	1,895	1,912	7

Total Mortgage Loans	$2	$8	$7	$17	$5,856	$5,873	$7

December 31, 2013
Commercial	$—	$—	$—	$—	$3,856	$3,856	$—
Agricultural	5	4	14	23	1,847	1,870	14

Total Mortgage Loans	$5	$4	$14	$23	$5,703	$5,726	$14

The following table provides information regarding impaired mortgage loans at March 31, 2014 and December 31, 2013, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

March 31, 2014:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans - other	$135	$135	$(42)	$135	$1
Agricultural mortgage loans	—	—	—	—	—

Total	$135	$135	$(42)	$135	$1

December 31, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	1	—

Total	$—	$—	$—	$1	$—

With related allowance recorded:
Commercial mortgage loans - other	$135	$135	$(42)	$139	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$135	$135	$(42)	$139	$2

(1)	Represents a five-quarter average of recorded amortized cost.

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

The Company periodically has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

Derivatives utilized to hedge crediting exposure on SCS, SIO, MSO and IUL products/investment options

The Company hedges index-linked crediting rates in the Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb up to a certain percentage loss in index value, depending on the product, index and duration selected.

The risk associated with these features is that strong or poor index performance, respectively, would require the Company to pay out high returns or to absorb a significant loss on the contract holder’s behalf.

In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination, emulate those of the capped index performance and protection features.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate derivatives to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At March 31, 2014, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps (“CDS”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDS’s exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDS’s. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2014			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2014
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,158	$—	$2	$(92)
Swaps	1,197	2	28	(22)
Options	6,361	1,006	557	42

Interest rate contracts:(1)
Floors	2,100	172	—	2
Swaps	9,858	320	55	406
Futures	11,612	—	—	170

Credit contracts:(1)
Credit default swaps	352	10	1	2

Other freestanding contracts:(1)
Foreign currency contracts	193	1	2	(2)

Net investment income (loss)				506

Embedded derivatives:
GMIB reinsurance contracts	—	7,443	—	696

GIB and GWBL and other features(2)	—	—	7	(7)
SCS, SIO, MSO and IUL indexed features(3)	—	—	364	(56)

Total	$36,831	$8,954	$1,016	$1,139

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2013			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,935	$—	$3	$(520)
Swaps	1,293	—	51	(103)
Options	7,506	1,056	593	108

Interest rate contracts:(1)
Floors	2,400	193	—	1
Swaps	9,823	216	212	(129)
Futures	10,763	—	—	(107)
Swaptions	—	—	—	(157)

Credit contracts:(1)
Credit default swaps	342	10	1	—

Other freestanding contracts:(1)
Foreign currency contracts	112	1	1	—

Net investment income (loss)				(907)

Embedded derivatives:
GMIB reinsurance contracts	—	6,746	—	(1,188)
GIB and GWBL and other features(2)	—	—	—	92
SCS, SIO, MSO and IUL indexed features(3)	—	—	346	(145)

Total	$37,174	$8,222	$1,207	$(2,148)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

At March 31, 2014, the Company had open exchange-traded futures positions on the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $215 million. At March 31, 2014, the Company had exchange-traded futures positions on the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, and on Eurodollars futures, having initial margin requirements of $51 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, Topix and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $7 million. All outstanding equity-based and treasury futures contracts at March 31, 2014 are exchange-traded and net settled daily in cash. Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. A derivative with positive fair value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to the Company if the contract were closed at the reporting date. Alternatively, a derivative contract with negative fair value (a derivative liability) indicates the Company would owe money to the counterparty if the contract were closed at the reporting date. To reduce credit exposures in OTC derivative transactions the Company generally enters into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process.

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

At March 31, 2014 and December 31, 2013, respectively, the Company held $858 million and $607 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2014 and December 31, 2013, respectively, were $2 million and $42 million, for which the Company posted collateral of $0 million and $35 million at March 31, 2014 and December 31, 2013, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

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

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At March 31, 2014

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,009	$584	$425
Interest rate contracts	434	54	380
Credit contracts	9	—	9

Total Derivatives, subject to an ISDA Master Agreement	1,452	638	814
Total Derivatives, not subject to an ISDA Master Agreement	57	—	57

Total Derivatives	1,509	638	871
Other financial instruments	975	—	975

Other invested assets	$2,484	$638	$1,846

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$584	$584	$—
Interest rate contracts	54	54	—
Credit contracts	—	—	—

Total Derivatives, subject to an ISDA Master Agreement	638	638	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	638	638	—
Other financial liabilities	2,799	—	2,799

Other liabilities	$3,437	$638	$2,799

(1)	Excludes Investment Management segment’s $3 million net derivative assets and $141 million of securities borrowed.
(2)	Excludes Investment Management segment’s $7 million net derivative liability and $37 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2014.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At March 31, 2014

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$62	$—	$(60)	$2
Counterparty B	23	—	(23)	—
Counterparty C	76	—	(76)	—
Counterparty D	182	—	(182)	—
Counterparty E	51	—	(51)	—
Counterparty F	(2)	—	2	—
Counterparty G	146	(142)	—	4
Counterparty H	19	(19)	—	—
Counterparty I	103	—	(103)	—
Counterparty J	2	—	(2)	—
Counterparty K	39	—	(34)	5
Counterparty L	69	—	(66)	3
Counterparty M	39	—	(39)	—
Counterparty N	57	—	—	57
Counterparty Q	5	—	—	5

Total Derivatives	$871	$(161)	$(634)	$76
Other financial instruments	975	—	—	975

Other invested assets	$1,846	$(161)	$(634)	$1,051

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2013.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2013

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,056	$642	$414
Interest rate contracts	344	211	133
Credit contracts	9	—	9

Total Derivatives, subject to an ISDA Master Agreement	1,409	853	556
Total Derivatives, not subject to an ISDA Master Agreement	64	—	64

Total Derivatives	1,473	853	620
Other financial instruments	733	—	733

Other invested assets	$2,206	$853	$1,353

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$642	$642	$—
Interest rate contracts	211	211	—

Total Derivatives, subject to an ISDA Master Agreement	853	853	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	853	853	—
Other financial liabilities	2,653	—	2,653

Other liabilities	$3,506	$853	$2,653

(1)	Excludes Investment Management segment’s $3 million net derivative assets and $84 million of securities borrowed.
(2)	Excludes Investment Management segment’s $8 million net derivative liability and $65 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2013.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2013

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$46	$—	$(46)	$—
Counterparty B	17	—	(17)	—
Counterparty C	28	—	(28)	—
Counterparty D	175	—	(175)	—
Counterparty E	47	—	(47)	—
Counterparty F	(28)	—	28	—
Counterparty G	134	(134)	—	—
Counterparty H	4	—	(4)	—
Counterparty I	(2)	—	2	—
Counterparty J	(12)	—	12	—
Counterparty K	41	—	(38)	3
Counterparty L	72	—	(69)	3
Counterparty M	30	—	(30)	—
Counterparty N	64	—	—	64
Counterparty Q	4	—	(4)	—

Total Derivatives	$620	$(134)	$(416)	$70
Other financial instruments	733	—	—	733

Other invested assets	$1,353	$(134)	$(416)	$803

4)	CLOSED BLOCK

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

Summarized financial information for the Closed Block follows:

	March 31, 2014	December 31, 2013
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,671	$7,716
Policyholder dividend obligation	182	128
Other liabilities	133	144

Total Closed Block liabilities	7,986	7,988

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,936 and $4,987)	5,236	5,232
Mortgage loans on real estate	1,342	1,343
Policy loans	940	949
Cash and other invested assets	70	48
Other assets	178	186

Total assets designated to the Closed Block	7,766	7,758

Excess of Closed Block liabilities over assets designated to the Closed Block	220	230

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(45) and $(45) and policyholder dividend obligation of $(182) and $(128)	84	83

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$304	$313

Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2014	2013
	(In Millions)

REVENUES:
Premiums and other income	$72	$75
Investment income (loss)	96	109
Net investment gains (losses)	2	(3)

Total revenues	170	181

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	156	152
Other operating costs and expenses	—	1

Total benefits and other deductions	156	153

Net revenues, before income taxes	14	28
Income tax (expense) benefit	(5)	(10)

Net Revenues (Losses)	$9	$18

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Balances, beginning of year	$128	$373
Unrealized investment gains (losses)	54	(3)

Balances, End of Period	$182	$370

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2014	$1,626	$4,203	$5,829
Paid guarantee benefits	(56)	(139)	(195)
Other changes in reserve	31	361	392

Balance at March 31, 2014	$1,601	$4,425	$6,026

Balance at January 1, 2013	$1,772	$4,561	$6,333
Paid guarantee benefits	(72)	(18)	(90)
Other changes in reserve	69	(44)	25

Balance at March 31, 2013	$1,769	$4,499	$6,268

Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2014	2013
	(In Millions)

Balance, beginning of year	$791	$844
Paid guarantee benefits	(25)	(32)
Other changes in reserve	15	43

Balance, End of Period	$781	$855

AXA Equitable recorded an out-of-period adjustment in its financial statements related to model refinements as of and for the first quarter 2014 decreasing the gross GMDB and GMIB liabilities by $130 million and the ceded GMDB liabilities by $20 million, resulting in a net decrease to policyholders’ benefits of $110 million.

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2014 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$12,925	$211	$89	$357	$13,582
Separate Accounts	$36,885	$8,561	$4,034	$36,950	$86,430
Net amount at risk, gross	$261	$159	$2,194	$11,108	$13,722
Net amount at risk, net of amounts reinsured	$261	$105	$1,457	$4,300	$6,123
Average attained age of contractholders	50.8	64.7	70.4	65.4	54.7
Percentage of contractholders over age 70	8.5%	32.8%	53.7%	34.6%	15.7%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:

Account values invested in:
General Account	N/A	N/A	$351	$401	$752
Separate Accounts	N/A	N/A	$8,989	$47,582	$56,571
Net amount at risk, gross	N/A	N/A	$966	$2,135	$3,101
Net amount at risk, net of amounts reinsured	N/A	N/A	$291	$514	$805
Weighted average years remaining until annuitization	N/A	N/A	0.7	3.3	3.1
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features, not included above, was $371 million and $346 million at March 31, 2014 and December 31, 2013, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2014	December 31, 2013
	(In Millions)

GMDB:
Equity	$64,159	$64,035
Fixed income	3,234	3,330
Balanced	18,588	19,237
Other	449	496

Total	$86,430	$87,098

GMIB:
Equity	$41,358	$41,603
Fixed income	2,135	2,208
Balanced	12,861	13,401
Other	217	246

Total	$56,571	$57,458

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At March 31, 2014, the total account value and net amount at risk of the hedged variable annuity contracts were $39,227 million and $4,914 million, respectively, with the GMDB feature and $22,842 million and $514 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2014	$829	$(441)	$388
Other changes in reserves	36	(44)	(8)

Balance at March 31, 2014	$865	$(485)	$380

Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	63	(39)	24

Balance at March 31, 2013	$619	$(349)	$270

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At March 31, 2014 and December 31, 2013, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at March 31, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$22,638	$229	$22,867
U.S. Treasury, government and agency	—	3,361	—	3,361
States and political subdivisions	—	452	47	499
Foreign governments	—	433	—	433
Commercial mortgage-backed	—	16	722	738
Residential mortgage-backed(1)	—	904	3	907
Asset-backed(2)	—	52	61	113
Redeemable preferred stock	250	653	15	918

Subtotal	250	28,509	1,077	29,836

Other equity investments	222	6	48	276
Trading securities	542	3,928	—	4,470
Other invested assets:
Short-term investments	—	338	—	338
Swaps	—	239	—	239
Credit Default Swaps	—	9	—	9
Futures	(2)	—	—	(2)
Options	—	449	—	449
Floors	—	172	—	172

Subtotal	(2)	1,207	—	1,205

Cash equivalents	2,093	—	—	2,093
Segregated securities	—	900	—	900
GMIB reinsurance contracts	—	—	7,443	7,443
Separate Accounts’ assets	105,110	2,850	240	108,200

Total Assets	$108,215	$37,400	$8,808	$154,423

Liabilities
GWBL and other features’ liability	$—	$—	$7	$7
SCS, SIO, MSO and IUL indexed features’ liability	—	364	—	364

Total Liabilities	$—	$364	$7	$371

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$22,400	$291	$22,691
U.S. Treasury, government and agency	—	3,129	—	3,129
States and political subdivisions	—	431	46	477
Foreign governments	—	433	—	433
Commercial mortgage-backed	—	16	700	716
Residential mortgage-backed(1)	—	943	4	947
Asset-backed(2)	—	56	83	139
Redeemable preferred stock	216	656	15	887

Subtotal	216	28,064	1,139	29,419

Other equity investments	233	9	52	294
Trading securities	529	3,692	—	4,221
Other invested assets:
Short-term investments	—	99	—	99
Swaps	—	(45)	—	(45)
Credit Default Swaps	—	9	—	9
Futures	(2)	—	—	(2)
Options	—	463	—	463
Floors	—	193	—	193

Subtotal	(2)	719	—	717

Cash equivalents	1,310	—	—	1,310
Segregated securities	—	981	—	981
GMIB reinsurance contracts	—	—	6,747	6,747
Separate Accounts’ assets	105,579	2,948	237	108,764

Total Assets	$107,865	$36,413	$8,175	$152,453

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability	—	346	—	346

Total Liabilities	$—	$346	$—	$346

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2014 and December 31, 2013, respectively, the fair value of public fixed maturities is approximately $22,013 million and $21,671 million or approximately 15.1% and 15.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At March 31, 2014 and December 31, 2013, respectively, the fair value of private fixed maturities is approximately $7,823 million and $7,748 million or approximately 5.4% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at March 31, 2014 and December 31, 2013, respectively, the net fair value of freestanding derivative positions is approximately $867 million and $617 million or approximately 72.0% and 86.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.3 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at March 31, 2014.

At March 31, 2014 and December 31, 2013, respectively, investments classified as Level 1 comprise approximately 74.1% and 74.5% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2014 and December 31, 2013, respectively, investments classified as Level 2 comprise approximately 25.0% and 24.5% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2014 and December 31, 2013, respectively, approximately $931 million and $970 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

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

At March 31, 2014 and December 31, 2013, respectively, investments classified as Level 3 comprise approximately 0.9% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2014 and December 31, 2013, respectively, were approximately $169 million and $150 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $786 million and $787 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2014 and December 31, 2013, respectively.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $152 million and $133 million at March 31, 2014 and December 31, 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at March 31, 2014. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first quarter of 2014, AFS fixed maturities with fair values of $71 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $1 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2014.

In the first quarter of 2013, AFS fixed maturities with fair values of $5 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. These transfers in the aggregate represent approximately 0.3% of total equity at March 31, 2013.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2014 and 2013, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(16)	—	—

Subtotal	—	—	—	(16)	—	—

Other comprehensive income (loss)	9	1	—	40	—	3
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(1)	—	—	(2)	(1)	(25)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	1	—	—	—	—	—
Transfers out of Level 3(1)	(71)	—	—	—	—	—

Balance, March 31, 2014	$229	$47	$—	$722	$3	$61

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	1	—	—	(20)	—	—

Subtotal	1	—	—	(20)	—	—

Other comprehensive income (loss)	5	—	—	50	—	1
Purchases	—	—	1	—	—	—
Sales	(29)	—	—	(1)	(2)	(6)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	—	—	—

Balance, March 31, 2013	$327	$50	$20	$929	$7	$108

	Redeemable Preferred Stock	Other Equity Investments(2)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, January 1, 2014	$15	$52	$—	$6,747	$237	$—
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	(4)	—	—	—	—
Investment gains (losses), net	—	—	—	—	(1)	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	653	—	—
Policyholders’ benefits	—	—	—	—	—	(21)

Subtotal	—	(4)	—	653	(1)	(21)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	—	—	54	6	28
Issues	—	—	—	—	—	—
Sales	—	—	—	(11)	(1)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, March 31, 2014	$15	$48	$—	$7,443	$240	$7

Balance, January 1, 2013	$15	$77	$—	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,235)	—	—
Policyholders’ benefits	—	—	—	—	—	(108)

Subtotal	—	—	—	(1,235)	—	(108)

Other comprehensive income (loss)	—	(2)	—	—	—	—
Purchases	—	—	—	61	—	16
Sales	—	—	—	(14)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, March 31, 2013	$15	$75	$—	$9,856	$221	$173

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
(2)	Includes Trading securities’ Level 3 amount.

The table below details changes in unrealized gains (losses) for the first quarters of 2014 and 2013 by category for Level 3 assets and liabilities still held at March 31, 2014 and 2013, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Quarter 2014
Held at March 31, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$9	$—
State and political subdivisions	—	—	—	1	—
Commercial mortgage-backed	—	—	—	39	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$51	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	696	—	—
Separate Accounts’ assets	—	(1)	—	—	—
GWBL and other features’ liability	—	—	—	—	(7)

Total	$—	$(1)	$696	$51	$(7)

Level 3 Instruments
First Quarter 2013
Held at March 31, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$6	$—
Commercial mortgage-backed	—	—	—	44	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$51	$—

GMIB reinsurance contracts	—	—	(1,188)	—	—
GWBL and other features’ liability	—	—	—	—	92

Total	$—	$—	$(1,188)	$51	$92

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2014 and December 31, 2013, respectively.

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$52	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 550 bps

Residential mortgage- backed	1	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	7	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	18	Market comparable companies	Revenue multiple	0.9x - 16.8x
			R&D multiple	0.3x - 10.0x
			Discount rate	18.0%
			Discount years	1.75
			Discount for lack of marketability and risk factors	50.0%

Separate Accounts’ assets	215	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.4%
			Discount rate	7.4%
	11	Discounted cash flow	Spread over U.S. Treasury curve	225 bps - 404 bps
			Inflation rate	0.0% - 2.3%
			Discount factor	3.0% - 6.3%

GMIB reinsurance contracts	7,443	Discounted cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	7 bps - 22 bps
			Volatility rates - Equity	21.0% - 33.0%

Liabilities:
GMWB/GWBL(1)	$70	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	21.0% - 33.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$54	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 550 bps

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	7	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	52	Market comparable companies	Revenue multiple	1.2x - 4.9x
			R&D multiple	1.1x - 17.1x
			Discount rate	18.0%
			Discount years	1
			Discount for lack of marketability and risk factors	50.0% - 60.0%

Separate Accounts’ assets	215	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.4%
			Discount rate	7.4%
	11	Discounted cash flow	Spread over U.S. Treasury curve	256 bps - 434 bps
			Inflation rate	0.0% - 2.3%
			Discount factor	3.3% - 6.8%

GMIB reinsurance contracts	6,747	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	7 bps - 21 bps
			Volatility rates - Equity	20.0% - 33.0%

Liabilities:
GMWB/GWBL(1)	$61	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	20.0% - 33.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the tables above at March 31, 2014 and December 31, 2013, are approximately $1,061 million and $1,088 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 77.7% and 76.2% of total assets classified as Level 3 at March 31, 2014 and December 31, 2013, respectively, and represent only 0.7% and 0.8.% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at March 31, 2014 and December 31, 2013, respectively, are approximately $52 million and $54 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 that is determined by application of a matrix pricing model, representing approximately 22.7% and 18.6.% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2014 and December 31, 2013, are approximately 33.0% and 25.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2014 and December 31, 2013, are approximately 11.5% and 8.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at March 31, 2014 and December 31, 2013, respectively, are approximately $30 million and $30 million private equity investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of March 31, 2014 and December 31, 2013, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $12 million and $10 million, respectively.

Separate Accounts’ assets classified as Level 3 at March 31, 2014 and December 31, 2013, primarily consist of private equity investments with fair value of approximately $218 million and $215 million, respectively, including approximately $215 million and $219 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $7 million and $7 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $3 million and $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment at March 31, 2014 and December 31, 2013, respectively. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 consist of mortgage- and asset-backed securities with fair values of approximately $5 million and $9 million at March 31, 2014 and $3 million and $7 million at December 31, 2013, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at March 31, 2014 and December 31, 2013 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)
March 31, 2014:
Mortgage loans on real estate	$5,832	$—	$—	$5,915	$5,915
Other limited partnership interests	1,631	—	—	1,631	1,631
Loans to affiliates	1,088	—	809	398	1,207
Policyholders’ account balances: Investment contracts	2,397	—	—	2,509	2,509
Long-term debt	200	—	222	—	222
Loans from affiliates	825	—	987	—	987
December 31, 2013:
Mortgage loans on real estate	$5,684	$—	$—	$5,716	$5,176
Other limited partnership interests	1,592	—	—	1,592	1,592
Loans to affiliates	1,088	—	800	398	1,198
Policyholders’ account balances: Investment contracts	2,435	—	—	2,523	2,523
Long-term debt	200	—	225	—	225
Loans from affiliates	825	—	969	—	969

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

AXA Equitable announced in the third quarter of 2013 that benefit accruals under its qualified and non-qualified defined benefit pension plans would be discontinued after December 31, 2013. A new company contribution was added to the 401(k) Plan effective January 1, 2014, in addition to the discretionary profit sharing contribution program. AXA Equitable also provides an excess 401(k) contribution for eligible compensation over the qualified plan compensation limits under a nonqualified deferred compensation plan.

In the first quarter of 2014, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at March 31, 2014, no minimum contribution is required to be made in 2014 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2014.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended March 31,
	2014	2013
	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$3	$11
Interest cost	26	23
Expected return on assets	(38)	(38)
Net amortization	28	41

Net Periodic Pension Expense	$19	$37

8)	SHARE-BASED COMPENSATION PROGRAMS

Compensations costs for first quarters of 2014 and 2013 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Performance Units/Shares	$2,997	$8,240
Stock Options	367	831
Restricted Stock	20	37
AXA Miles	74	66
AllianceBernstein Stock Options	(400)	(700)
AllianceBernstein Restricted Units	3,382	6,000

Total Compensation Expenses	$6,440	$14,474

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

Performance Units and Performance Shares

2014 Grant. On March 24, 2014, under the terms of the Performance Share Plan, AXA awarded approximately 2 million unearned performance shares to employees of AXA Equitable. The extent to which 2014-2016 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. Half of the performance shares earned during this performance period will vest and be settled on the third anniversary of the award date, and the remaining half period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In first quarter 2014, the expense associated with the March 24, 2014 grant of performance shares was approximately $7 million.

Settlement of 2011 Grant in 2014. On April 3, 2014, cash distributions of approximately $26 million were made to active and former AXA Equitable employees in settlement of 986,580 performance units earned under the terms of the AXA Performance Unit Plan 2011.

Stock Options

2014 Grant . On March 24, 2014, 395,720 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 18.68 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on March 24, 2014, 214,174 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 24, 2014 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.89 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 29.24%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.38% and a risk-free interest rate of 1.54%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In first quarter 2014, the Company recognized expenses associated with the March 24, 2014 grant of options of $168,474.

AllianceBernstein Long-term Incentive Compensation Plans. During the first quarter of 2014, AllianceBernstein purchased 0.2 million Holding units for $4 million from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election. In first quarter of 2013, AllianceBernstein purchased 1.0 million Holding units for $20 million. These amounts reflect open-market purchases of 0.8 million Holding units for $16 million, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

During first quarter of 2014, AllianceBernstein granted to employees and Eligible Directors 0.2 million restricted Holding awards. During the first quarter of 2013, AllianceBernstein granted to employees and eligible Directors 6.6 million restricted Holding unit awards (including 6.5 million restricted Holding units granted in January 2013 for 2012 year-end awards). In the first quarter 2014, AllianceBernstein used Holding units repurchased during the quarter and 8,337 newly issued Holding units to fund the restricted Holding unit awards granted in the first quarter of 2014.

9)	INCOME TAXES

Income taxes for the interim periods ended March 31, 2014 and 2013 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2013, except as set forth below:

Insurance Regulatory Matters

On March 17, 2014, AXA Equitable entered into a consent order with the Consumer Protection Division of the NYSDFS. Pursuant to the consent order, AXA Equitable, among other things, paid a $20 million fine to the NYSDFS for violating New York Insurance Law § 4240(e) by filing amended and restated plans of operation with the NYSDFS without adequately informing and explaining to the NYSDFS the significance of the AXA Tactical Manager volatility management tool strategy changes to certain investment options in insurance products. Following the publication of the consent order, AXA Equitable has received and responded to requests from other state insurance departments and the SEC for additional information. AXA Equitable may be subject to additional requests for information from other state insurance departments and to lawsuits that have been or will be filed by various litigants.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $5 million, and $12 million respectively, for the first quarters of 2014 and 2013.

AXA Equitable paid $154 million and $152 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2014 and 2013. AXA Equitable charged AXA Distribution’s subsidiaries $70 million, and $80 million, respectively, for their applicable share of operating expenses for the first quarters of 2014 and 2013, pursuant to the Agreements for Services.

At March 31, 2014 and December 31, 2013, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $5,948 million and $5,388 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the first quarters of 2014 and 2013 related to the UL and no lapse guarantee riders totaled approximately $106 million and $116 million, respectively. Ceded claims paid in the first quarters of 2014 and 2013 were $30 million and $19 million, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of March 31, 2014 and 2013 follow:

	March 31,
	2014	2013
	(In Millions)

Unrealized gains (losses) on investments	$494	$1,196
Defined benefit pension plans	(738)	(1,081)

Total accumulated other comprehensive income (loss)	(244)	115

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	11	25

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(233)	$140

The components of OCI, net-of-taxes for the first quarters of 2014 and 2013 follow:

	Three Months Ended March 31,
	2014	2013
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$391	$(199)
(Gains) losses reclassified into net earnings (loss) during the period(1)	(4)	8

Net unrealized gains (losses) on investments	387	(191)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(34)	35

Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $188 million and $(79) million)	353	(156)

Change in defined benefit plans:
Net gain (loss) arising during the period	19	(52)
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	—	27

Change in defined benefit plans (net of deferred income tax expense (benefit) of $10 million and $(13) million)(3)	19	(25)

Total other comprehensive income (loss), net of income taxes	372	(181)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(2)	4

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$370	$(177)

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $2 million and $(5) million for the first quarter of 2014 and 2013, respectively.

(2)	These AOCI components are included in the computation of net periodic costs (see Note 7).
(3)

In the second quarter of 2013, the Company recorded an out-of-period adjustment of $83 million which reduced the liability for the qualified pension plan and increased OCI by $55 million, net of income taxes of $28 million related to first quarter 2013.

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

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the first quarters of 2014 and 2013, respectively, AXA Equitable recorded $26 million and $21 million pre-tax charges related to severance and lease costs. The amount recorded in the first quarter of 2014, included pre-tax charges of $25 million, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended March 31,
	2014	2013
	(In Millions)

Segment revenues:
Insurance	$3,000	$(314)
Investment Management (1)	712	710
Consolidation/elimination	(6)	(4)

Total Revenues	$3,706	$392

(1)

Intersegment investment advisory and other fees of approximately $17 million and $16 million for the first quarters of 2014 and 2013, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended March 31,
	2014	2013
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$1,385	$(1,682)
Investment Management(2)	126	126
Consolidation/elimination	—	—

Total Earnings (Loss) From Continuing Operations, Before Income Taxes	$1,511	$(1,556)

(2)	Net of interest expense incurred on securities borrowed.

	March 31, 2014	December 31, 2013
	(In Millions)

Segment assets:
Insurance	$173,797	$171,532
Investment Management	12,053	11,873
Consolidation/elimination	(5)	(4)

Total Assets	$185,845	$183,401

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 ( “2013 Form 10-K”).

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $545.0 billion at March 31, 2014, of which approximately $454.1 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of traditional, variable and universal life insurance products, variable and fixed-interest annuity products principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. This segment also includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

CURRENT MARKET CONDITIONS AND OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the global capital markets and the economy. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Minimum Income Benefit (“GMIB”) features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be lower than the first quarter 2014 $977 million consolidated net earnings of the Company and the $952 million consolidated net earnings of the Insurance segment. These earnings were largely due to the market driven increase in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) which were not fully offset by the increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales. In the first quarter of 2014, life insurance and annuities first year premiums and deposits by the Company increased by $141 million, or 8.2% from 2013, primarily due to increased sales of variable annuity products, which were partially offset by lower sales of life insurance products. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. Over the past several years, the Company has modified its product portfolio by developing new and innovative life insurance and annuity products with the objective of offering a balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. While these products have generally been well received in the marketplace, variable annuity products continue to account for the majority of the Company’s sales. The decrease in AXA Equitable sales of life insurance products reflects the impact that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, another life insurance subsidiary of AXA Financial, instead of AXA Equitable and lower sales of other interest sensitive and term life products. For additional information see “Item 1 Business and Item 1A – Risk Factors” included in the 2013 Form 10-K and “Premiums and Deposits” below.

GMDB/IB Buyback. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2013, the Company initiated a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which for New York State policyholders’ will be initiated in second quarter 2014. The Company believes that this program is mutually beneficial to both the Company and policyholders, who no longer need or want the GMDB and GMIB rider. As a result of this program, the Company is assuming a change in the short term behavior of remaining policyholders, as those who do not accept are assumed to be less likely to surrender their contract over the short term.

Due to the differences in accounting recognition between the fair value of the reinsurance contract asset and the U.S. GAAP gross reserves and DAC the net impact of the buyback in first quarter 2014 was an after-tax loss of $24 million. For additional information, see “Accounting for VA Guarantee Features” below.

Expense Management. In furtherance of the Company’s on-going efforts to reduce costs, manage expenses and operate more efficiently, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters and has sublet the vacated space. In first quarter 2014, AXA Equitable recorded a non-cash pre-tax charge of $25 million related to the ongoing contractual operating lease obligations for this space and AXA Equitable’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

Branding initiatives. In first quarter 2014, AXA Financial launched a branding platform intended to drive the business strategy and accelerate growth. As part of this initiative, AXA Equitable has simplified its brand name in the U.S. marketplace to “AXA” from AXA Equitable, reflecting a single brand for AXA Financial’s advice, retirement and life insurance lines of business. AXA Equitable further believes that the AXA brand is more conducive to customer and intermediary engagement in a digital environment. This identity and accompanying platform in the U.S will clarify AXA Financial Group’s position as a prominent player in the U.S. advice, retirement and life insurance market. It will also contribute to a more seamless global brand with our ultimate parent company, AXA S.A.

AllianceBernstein AUM. At AllianceBernstein, total assets under management (“AUM”) as of March 31, 2014 were $454.1 billion, an increase of $3.7 billion, or 0.8%, compared to December 31, 2013, and up $10.9 billion, or 2.5%, compared to March 31, 2013. During the first quarter of 2014, AUM increased as a result of market appreciation of $8.1 billion offset by net outflows of $4.4 billion. During the twelve month period ended March 31, 2014, AUM increased as a result of market appreciation of $28.1 billion and acquisitions of $2.1 billion offset by net outflows of $19.3 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in the first quarter of 2014, when the Company recognized approximately $459 million of income on free standing derivatives and $696 million of income on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by the $249 million increase in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in first quarter 2014, particularly during periods in which equity markets and/or interest rates change.

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the first quarters of 2014 and 2013 and the year ended December 31, 2013, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(In Millions)

Income (loss) on free-standing derivatives(1)	$459	$(888)	$(2,959)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	696	(1,188)	(4,297)
(Increase) decrease in GMDB, GMIB, GWBL and GMAB reserves, net of related GMDB reinsurance(3)	(249)	152	644

Total	$906	$(1,924)	$(6,612)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.0 billion at March 31, 2014) and/or letters of credit ($2.8 billion at March 31, 2014). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2013 Form 10-K.

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

A discussion of each of the critical accounting estimates may be found in the Company’s 2013 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended March 31,
	2014	2013
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$813	$897
Premiums	151	126
Net investment income (loss):
Investment income (loss) from derivative instruments	506	(907)
Other investment income (loss)	595	565

Total net investment income (loss)	1,101	(342)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(14)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(13)	(14)
Other investment gains (losses), net	15	(2)

Total investment gains (losses), net	2	(16)
Commissions, fees and other income	943	915
Increase (decrease) in the fair value of the reinsurance contract asset	696	(1,188)

Total revenues	3,706	392

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	812	428
Interest credited to policyholders’ account balances	296	381
Compensation and benefits	430	423
Commissions	286	281
Distribution related payments	97	109
Amortization of deferred sales commissions	9	11
Interest expense	18	28
Amortization of deferred policy acquisition costs	16	39
Capitalization of deferred policy acquisition costs	(159)	(159)
Rent expense	43	43
Amortization of other intangible assets	7	6
Other operating costs and expenses	340	358

Total benefits and other deductions	2,195	1,948

Earnings (loss) from continuing operations before income taxes	1,511	(1,556)
Income tax (expense) benefit	(455)	622

Net earnings (loss)	1,056	(934)
Less: net (earnings) loss attributable to the noncontrolling interest	(79)	(70)

Net Earnings (Loss) Attributable to AXA Equitable	$977	$(1,004)

The consolidated earnings (loss) narrative that follows discusses the results for the first quarter ended March 31, 2014 compared to the comparable 2013 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 56.

First Quarter 2014 Compared to First Quarter 2013

Net earnings attributable to the Company in first quarter 2014 were $977 million, an increase of $2.0 billion from the $1.0 billion of net loss attributable to the Company in first quarter 2013. The increase is primarily attributable to an increase in the fair value of the reinsurance contract asset and investment income from derivatives which were not fully offset by the increase in reserves in the first quarter of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments which were not fully offset by the decrease in reserves for the 2013 comparable prior period. The Company recorded an income tax expense in first quarter 2014 as compared to an income tax benefit in first quarter 2013.

Net earnings attributable to the noncontrolling interest were $79 million in first quarter 2014 as compared to $70 million for first quarter 2013. The increase was principally due to higher earnings from AllianceBernstein in first quarter 2014 as compared to first quarter 2013.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.1 billion in first quarter 2014, an increase of $2.0 billion from a net loss of $934 million reported for first quarter 2013. The Insurance segment’s net earnings in first quarter 2014 were $952 million, an increase of $2.0 billion from $1.0 billion net losses in first quarter 2013, while the net earnings for the Investment Management segment totaled $104 million, a $7 million increase from the $97 million in net earnings in first quarter 2013.

Income tax expense in first quarter 2014 was $455 million, primarily due to the pre-tax earnings in the Insurance segment, compared to an income tax benefit of $622 million in first quarter 2013, primarily due to the pre-tax losses in the Insurance segment. Income taxes for first quarter 2014 and 2013 were computed using an estimated annual effective tax rate. In first quarter 2014 and 2013, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $1.5 billion in first quarter 2014, an increase of $3.1 billion from the $1.6 billion in pre-tax losses reported in first quarter 2013. The Insurance segment’s earnings from continuing operations totaled $1.4 billion in first quarter 2014, $3.1 billion higher than the $1.7 billion loss in first quarter 2013; the higher pre-tax earnings in first quarter 2014 as compared to first quarter 2013 were primarily due to an increase in the fair value of the reinsurance contract asset and investment income from derivatives not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves in the first quarter of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments partially offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves in the 2013 comparable period. The Investment Management segment’s earnings from continuing operations were $126 million in both first quarter 2014 and 2013. Included in the first quarter 2014 were lower investment income and higher other operating expenses offset by higher commission fees and other income and lower distribution related payments.

Total revenues were $3.7 billion in first quarter 2014, an increase of $3.3 billion from $392 million reported in first quarter 2013. The Insurance segment reported a $3.3 billion increase in its revenues and the Investment Management segment had a $2 million increase. The increase of Insurance segment revenues to $3.0 billion in first quarter 2014 from the $314 million negative revenues in first quarter 2013 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $696 million as compared to the $1.2 billion decrease in first quarter 2013 and $512 million of investment income from derivatives as compared to a loss of $900 million in first quarter 2013 partially offset by $84 million lower universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $712 million in first quarter 2014 as compared to $710 million in first quarter 2013 was primarily due to $13 million higher Bernstein research services, $11 million higher investment advisory and services fees and $2 million lower realized investment losses offset by $13 million lower distribution revenues and $12 million lower investment income.

Total benefits and expenses were $2.2 billion in first quarter 2014, an increase of $247 million from the $1.9 billion total for first quarter 2013. The Insurance segment’s total benefits and expenses were $1.6 billion, an increase of $247 million from the first quarter 2013 total of $1.4 billion. The Investment Management segment’s total expenses for first quarter 2014 were $586 million, $2 million higher than the $584 million in expenses in first quarter 2013. The Insurance segment’s increase was principally due to a $384 million higher policyholders’ benefits partially offset by a decrease in interest credited to policyholders’ account balances of $85 million, $27 million lower other operating costs and expenses and lower DAC amortization ($16 million in first quarter 2014 as compared to $39 million in first quarter 2013). The increase in expenses for the Investment Management segment was principally due to $10 million higher other operating costs and expenses and $5 million higher compensation and benefit expenses offset by $12 million lower distribution related payments.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	Three Months Ended March 31,
	2014	2013
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$813	$897
Premiums	151	126
Net investment income (loss):
Investment income (loss) from derivative instruments	512	(900)
Other investment income	579	534

Total net investment income (loss)	1,091	(366)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(14)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(13)	(14)
Other investment gains (losses), net	17	2

Total investment gains (losses), net	4	(12)

Commissions, fees and other income	245	229
Increase (decrease) in the fair value of the reinsurance contract asset	696	(1,188)

Total revenues	3,000	(314)

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	812	428
Interest credited to policyholders’ account balances	296	381
Compensation and benefits	121	118
Commissions	286	281
Amortization of deferred policy acquisition costs	16	39
Capitalization of deferred policy acquisition costs	(159)	(159)
Rent expense	10	11
Interest expense	18	27
All other operating costs and expenses	215	242

Total benefits and other deductions	1,615	1,368

Earnings (Loss) from Continuing Operations, Before Income Taxes	$1,385	$(1,682)

First Quarter 2014 Compared to First Quarter 2013

Revenues

In first quarter 2014, the Insurance segment’s revenues increased $3.3 billion to $3.0 billion from negative revenues of $314 million in first quarter 2013. The increase was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $696 million as compared to a decrease of $1.2 billion in first quarter 2013 and $512 million of investment income from derivatives as compared to a loss of $900 million in first quarter 2013 partially offset by $84 million lower Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income totaled $813 million in first quarter 2014, $84 million lower than the $897 million in first quarter 2013 primarily due to an increase in the initial fee liability of $34 million in first quarter 2014 which resulted from favorable changes in expected future margins on variable and interest-sensitive life products. The $43 million decrease of the initial fee liability in first quarter 2013 was primarily driven by an updated premium projection which resulted in higher expected future deferred loads.

Premiums totaled $151 million in first quarter 2014, $25 million higher than the $126 million in first quarter 2013. This increase primarily resulted from $12 million higher assumed premiums and $10 million lower ceded premiums.

Net investment income increased $1.5 billion to $1.1 billion in first quarter 2014 from a $366 million loss in first quarter 2013. The increase resulted from a $1.4 billion increase in investment income from derivative instruments and a $45 million increase in other investment income. The Insurance segment reported $512 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $900 million in first quarter 2013. The first quarter 2014 investment income from derivatives was primarily driven by a decrease in interest rates partially offset by slight improvement in equity markets during first quarter 2014. The 2013 losses from derivative instruments were driven by the impact of higher interest rates and improvements in equity markets. Other investment income increased $45 million from $534 million in first quarter 2013 primarily due to the increases of $50 million of equity income from limited partnerships and $9 million from trading securities partially offset by a decrease of $11 million from fixed maturities.

Investment gains (losses), net was a gain of $4 million in first quarter 2014, as compared to a loss of $12 million in first quarter 2013. The Insurance segment’s net gains in first quarter 2014 was primarily due to $19 million of investment gains on sales of fixed maturities partially offset by $13 million of writedowns of fixed maturities primarily related to CMBS securities and $2 million of losses related to other equity investments. First quarter 2013 losses were primarily due to $14 million of writedowns of fixed maturities, substantially all of which related to CMBS securities.

Commissions, fees and other income increased $16 million to $245 million in first quarter 2014 as compared to $229 million in first quarter 2013. This increase was primarily due to $12 million higher gross investment management and distribution fees from EQAT/VIP.

In first quarter 2014, there was a $696 million increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to the $1.2 billion decrease in its fair value in first quarter 2013; both periods’ changes reflected existing capital market conditions. Included in first quarter 2014 was the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $849 million and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $71 million. Included in first quarter 2013 was the impact of improvements in equity markets and increasing interest rates which decreased the fair value of the reinsurance contract asset by $663 million and $395 million, respectively.

Benefits and Other Deductions

In first quarter 2014, total benefits and other deductions increased $247 million to $1.6 billion from $1.4 billion in first quarter 2013. The Insurance segment’s increase was principally due to an increase in policyholders’ benefits partially offset by lower interest credited to policyholders’ account balances and lower other operating expenses and DAC amortization.

Policyholders’ benefits increased $384 million to $812 million in first quarter 2014 from $428 million in first quarter 2013. The increase was primarily due to the $240 million increase in GMDB/GMIB reserves and a $9 million increase in GWBL and GMAB reserves compared to a $106 million decrease in GMDB/GMIB reserves and a $46 million decrease in the GWBL and GMAB reserves in first quarter 2013; both periods reflecting changes in interest rate and equity markets. In first quarter 2014, benefits paid and other changes in policyholder’s benefits increased $59 million to $489 from $430 million in comparable 2013 period. Offsetting the increase in policyholders’ benefits was the absence of a $56 million increase in the premium deficiency reserve recorded for the major medical business in first quarter 2013. The first quarter 2014 increase in GMDB/GMIB reserves was partially offset by a $110 million decrease in GMIB/DB reserves resulting from an out-of-period adjustment related to model refinements.

In first quarter 2014, interest credited to policyholders’ account balances totaled $296 million, a decrease of $85 million from the $381 million reported in first quarter 2013 primarily due to lower interest credited on SCS variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits remained relatively unchanged in first quarter 2014 as compared to first quarter 2013.

In first quarter 2014, commissions totaled $286 million; an increase of $5 million from $281 million in first quarter 2013 principally due to higher first year sales of annuity products.

In first quarter 2014, interest expense totaled $18 million; a decrease of $9 million from $27 million in first quarter 2013. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial in second quarter 2013.

DAC amortization was $16 million in first quarter 2014, a decrease of $23 million from $39 million of amortization in first quarter 2013. The decrease in DAC amortization is primarily due to $38 million higher favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At March 31, 2014, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.66% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.66% net of product weighted average Separate Account fees) and 0.00% (-2.34% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At March 31, 2014, current projections of future average gross market returns assume a 0.0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in fourteen quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2013 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization was $159 million in both first quarter 2014 and 2013. DAC capitalization in both first quarter of 2014 and 2013 included $122 million of first year commission and $37 million of deferrable operating expenses.

Other operating costs and expenses totaled $215 million in first quarter 2014, a decrease of $27 million from the $242 million reported in first quarter 2013. The decrease of $27 million is primarily related to a $19 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and lower other general and administrative expenses. The decrease was partially offset by $5 million higher severance and lease costs.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic. Among other things, features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors.

The following table lists sales for major insurance product lines for first quarter 2014 and 2013. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Retail:
Annuities
First year	$859	$839
Renewal	548	501

	1,407	1,340

Life(1)
First year	37	44
Renewal	435	447

	472	491

Other(2)
First year	2	3
Renewal	60	47

	62	50

Total retail	1,941	1,881

Wholesale:
Annuities
First year	996	875
Renewal	43	47

	1,039	922

Life(1)
First year	9	18
Renewal	161	147

	170	165

Total wholesale	1,209	1,087

Total Premiums and Deposits	$3,150	$2,968

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for first quarter 2014 were $3.2 billion, a $182 million increase from $3.0 billion in first quarter 2013 while total first year premiums and deposits increased $124 million to $1.9 billion in first quarter 2014 from $1.8 billion in first quarter 2013. The annuity line’s first year premiums and deposits increased $141 million to $1.9 billion principally due to the $142 million increase in variable annuities’ sales as a result of higher sales of Retirement Cornerstone® ($121 million increase in wholesale and $21 million in the retail channel). First year premiums and deposits for the life insurance products decreased $16 million, primarily due to the $9 million and $7 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The decrease in AXA Equitable sales of life insurance products reflects the impact that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, instead of AXA Equitable and lower sales of other interest sensitive and term life products.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended March 31,
	2014		2013
	Amount	Rate(1)	Amount	Rate(1)
	(Dollars in Millions)

Annuities	$3,085	10.5%	$1,600	6.2%
Variable and interest-sensitive life	192	3.7%	247	5.1%
Traditional life	51	2.7%	57	2.3%

Total	$3,328		$1,904

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $1.4 billion, from $1.9 billion in first quarter 2013 to $3.3 billion for first quarter 2014. There was an increase of $1.5 billion in individual annuities surrenders and withdrawals with decreases of $55 million and $6 million, respectively, in variable and interest sensitive and traditional life products. The annualized annuities surrender rate increased to 10.5% in first quarter 2014 from 6.2% in first quarter 2013. The increase in annuities surrenders includes $1.2 billion of surrenders related to the buyback program the Company initiated in third quarter 2013 to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of this program, the Company expects a change in the short term behavior of policyholders, as those who did not accept the offer may be less likely to lapse their contract over the short term. The individual life insurance products’ annualized surrender rate decreased to 3.4% in first quarter 2014 from 4.5% in first quarter 2013.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the first quarters of 2014 and 2013.

Investment Management - Results of Operations

	Three Months Ended March 31,
	2014	2013
	(In Millions)

Revenues:
Investment advisory and service fees(1)	$455	$444
Distribution revenues	106	119
Bernstein research services	123	110
Other revenues(1)	27	26

Commissions, fees and other income	711	699

Investment income (loss)	4	16
Less: interest expense to finance trading activities	(1)	(1)

Net investment income (loss)	3	15

Investment gains (losses), net	(2)	(4)

Total revenues	712	710

Expenses:
Compensation and benefits	310	305
Distribution related payments	97	109
Amortization of deferred sales commissions	9	11
Interest expense	—	1
Rent expense	33	32
Amortization of other intangible assets, net	7	6
Other operating costs and expenses	130	120

Total expenses	586	584

Earnings (loss) from Continuing Operations, before Income Taxes	$126	$126

(1)	Included fees earned by AllianceBernstein totaling $8 million and $9 million in the first quarters of 2014 and 2013, respectively, for services provided to the Company.

First Quarter 2014 Compared to First Quarter 2013

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations were $126 million for both first quarter 2014 and 2013.

Revenues totaled $712 million in first quarter 2014, an increase of $2 million from $710 million in first quarter 2013. The increase is primarily due to higher Bernstein research and Investment advisory services fees of $13 million and $11 million, respectively, offset by decreases in Distribution revenues and net investment income of $13 million and $12 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. In first quarter 2014, investment advisory and services fees totaled $455 million, an increase of $11 million from the $444 million in first quarter 2013. The $12 million increase in base fees was partially offset by a decrease of $1 million in performance-based fees. The increase in base fees is primarily attributable to an increase in average AUM. Private Client base and performance fees increased $17 million primarily as a result of an increase in average billable AUM. Retail investment advisory and services fees decreased $3 million. The decrease in Retail fees as compared to an increase in average AUM primarily is due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds. The $3 million decrease in Institutional investment advisory and services fees is primarily due to a continued significant shift in product mix from actively managed equity services. Average AUM for actively managed equity services decreased while average AUM for other services increased.

Bernstein research revenues increased $13 million in first quarter 2014 as compared to first quarter 2013 primarily due to strong growth across all geographies, particularly in Europe.

Distribution revenues decreased $13 million in the first quarter 2014 as compared to first quarter 2013, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $12 million decrease in net investment income (loss) to income of $3 million in first quarter 2014 as compared to income of $15 million in first quarter 2013 was primarily due to a $5 million decrease in investment income from realized and unrealized gains on deferred compensation related investments ($1 million of gains in 2014 as compared to $6 million in 2013), $4 million lower investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($4 million of investment loss in the first quarter of 2014 as compared to zero in first quarter 2013), $4 million lower investment income on seed money investments and unrealized gains on equity trading securities ($9 million of income in first quarter 2014 as compared to $13 million in first quarter of 2013).

The $2 million of investment losses in first quarter 2014 was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $586 million in first quarter 2014, an increase of $2 million from the $584 million in first quarter 2013 as higher real estate charges and other operating costs were partially offset by lower distribution related payments.

For first quarter 2014, employee compensation and benefits expenses for the Investment Management segment were $310 million as compared to $305 million in first quarter 2013. The increase was primarily attributable to $5 million higher base compensation and $1 million higher short-term and long-term deferred incentive compensation partially offset by a $3 million decrease in commissions.

The distribution related payments decreased $12 million to $97 million in first quarter 2014 from $109 million in the first quarter 2013 primarily as a result of lower distribution revenues.

The $10 million increase in other operating costs and expenses to $130 million for first quarter 2014 as compared to $120 million in first quarter 2013 was primarily due to higher general and administrative expenses and an increase in real estate charges.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended March 31,
	2014	2013
	(In Millions)
FEES
Third party	$438	$430
General Account and other	11	8
Insurance Group Separate Accounts	7	6

Total Fees	$456	$444

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$379,134	$384,256
General Account and other	41,981	31,098
Insurance Group Separate Accounts	32,946	27,846

Total AllianceBernstein	454,061	443,200

Insurance Group
General Account and other(2)	22,428	20,806
Insurance Group Separate Accounts	68,529	73,629

Total Insurance Group	90,957	94,435

Total by Account:
Third party(1)	379,134	384,256
General Account and other(2)	64,409	51,904
Insurance Group Separate Accounts	101,475	101,475

Total Assets Under Management	$545,018	$537,635

(1)

Includes $43.1 billion and $48.7 billion of assets managed on behalf of AXA affiliates at March 31, 2014 and 2013, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $16.1 billion and $15.2 billion at March 31, 2014 and 2013, respectively, as well as mortgages and equity real estate totaling $6.3 billion and $5.6 billion at March 31, 2014 and 2013, respectively.

Fees for assets under management increased 2.49% the first quarter of 2014 from the comparable period of 2013, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at March 31, 2014 increased $5.5 billion to $545.0 billion. The $5.5 billion increase at March 31, 2014 as compared to March 31, 2013 resulted from increases in EQAT’s, VIP’s and market appreciation.

AllianceBernstein assets under management at March 31, 2014 totaled $454.1 billion as compared to $443.2 billion at March 31, 2013. The $10.9 billion increase was due to $28.1 billion of market appreciation and $2.1 billion of acquisitions partially offset by net outflows of $19.3 billion. In the Retail, Institutional Investment and Private Client Channel, respectively, there were $44.5 billion, $20.5 billion and $6.7 billion of inflows offset by $53.3 billion, $28.7 billion and $9.0 billion of outflows. At March 31, 2014, non-U.S. clients accounted for 35% of the total AUM.

Performance of AllianceBernstein’s Equity services compared to benchmarks was mixed in the first quarter of 2014. AllianceBernstein’s value services typically did well, as investors continued their return to under-valued stock with strong or recovering fundamentals. The growth portfolios mostly lagged, as investors realized profits on quality growth stocks that did well in 2013. The Select U. S. portfolio under-performed as consumer discretionary stocks were under pressure, and large cap technology and energy stocks outperformed groups which are underweight in the portfolio relative to the benchmark.

Changes in assets under management at AllianceBernstein for the twelve-month period ended March 31, 2014 were as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of March 31, 2013	$98.8	$43.8	$226.0	$30.9	$8.3	$35.4	$443.2
Long-term flows:
Sales/new accounts	15.8	2.7	42.7	4.7	1.4	4.4	71.7
Redemptions/terminations	(18.9)	(0.7)	(45.2)	(4.5)	(0.8)	(3.1)	(73.2)
Cash flow/unreinvested dividends	(6.1)	(6.0)	(8.6)	(1.0)	0.2	3.7	(17.8)

Net long-term (outflows) inflows	(9.2)	(4.0)	(11.1)	(0.8)	0.8	5.0	(19.3)
Acquisition	2.1	—	—	—	—	—	2.1
Market appreciation (depreciation)	16.9	8.4	(1.5)	(0.1)	—	4.4	28.1

Net change	9.8	4.4	(12.6)	(0.9)	0.8	9.4	10.9

Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2014	2013	$ Change
	(In Billions)
Distribution Channel:
Institutions	$227.1	$222.6	$4.5
Retail	153.2	147.2	6.0
Private Client	71.7	66.9	4.8

Total	$452.0	$436.7	$15.3

Investment Service:
Equity Actively Managed	$107.4	$97.3	$10.1
Equity Passively Managed(1)	48.2	42.2	6.0
Fixed Income Actively Managed – Taxable	212.8	224.4	(11.6)
Fixed Income Actively Managed – Tax-exempt	29.5	30.9	(1.4)
Fixed Income Passively Managed(1)	9.4	8.1	1.3
Other(2)	44.7	33.8	10.9

Total	$452.0	$436.7	$15.3

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

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

General Account Investment Assets

March 31, 2014

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$29,836	$208	$29,628
Mortgage loans on real estate	5,832	(342)	6,174
Equity real estate, held for the production of income	3	2	1
Policy Loans	3,425	(105)	3,530
Other equity investments	1,891	193	1,698
Trading securities	4,470	565	3,905
Other invested assets	1,846	1,329	517

Total investments	47,303	1,850	45,453
Cash and cash equivalents	2,973	549	2,424
Short-term and long-term debt	(573)	(368)	(205)

Total	$49,703	$2,031	$47,672

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended March 31,
	2014		2013		Year Ended
	Yield	Amount	Yield	Amount	December 31, 2013
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.46%	$310	4.35%	$321	$1,341
Ending assets		27,754		29,618	27,870
Below investment grade
Income	9.03%	43	7.34%	39	134
Ending assets		1,873		2,112	1,937
Mortgages:
Income (loss)	5.31%	81	5.81%	79	315
Ending assets		6,174		5,472	6,015
Equity Real Estate:
Income (loss)	11.88%	—	5.26%	—	1
Ending assets		1		3	1
Other Equity Investments:
Income (loss)	24.20%	101	13.53%	48	202
Ending assets		1,698		1,447	1,651
Policy Loans:
Income	6.08%	54	6.00%	54	219
Ending assets		3,530		3,557	3,542
Cash and Short-term Investments:
Income	0.03%	—	0.22%	5	1
Ending assets		2,424		821	1,506
Trading Securities:
Income	1.53%	14	0.98%	5	5
Ending assets		3,905		2,298	3,658
Other Invested Assets:
Income		53		144	—
Ending assets		517		358	—

Total Invested Assets:

Income	5.20%	656	4.90%	695	2,218
Ending Assets		47,876		45,686	46,180

Short-term and long-term debt:
Interest expense and other		(3)		(4)	(16)
Ending assets (liabilities)		(205)		(235)	(200)

Total:

Investment Income	5.19%	653	4.90%	691	2,202
Less: investment fees	(0.11)%	(13)	(0.11)%	(13)	(59)

Investment Income, Net	5.08%	$640	4.79%	$678	$2,143

Ending Net Assets		$47,671		$45,451	$45,980

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At March 31, 2014, 71.9% of the fixed maturity portfolio was publicly traded. At March 31, 2014, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $.7 billion. The General Account had a $2 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At March 31, 2014:
Corporate Securities:
Finance	$5,943	$333	$15	$6,261
Manufacturing	6,120	430	47	6,503
Utilities	3,340	286	15	3,611
Services	3,108	240	16	3,332
Energy	1,542	133	6	1,669
Retail and wholesale	1,184	69	8	1,245
Transportation	777	69	3	843
Other	72	2	—	74

Total corporate securities	22,086	1,562	110	23,538

U.S. government and agency	3,579	37	272	3,344
Commercial mortgage-backed	954	12	228	738
Residential mortgage-backed(2)	872	35	—	907
Preferred stock	889	59	30	918
State & municipal	444	55	—	499
Foreign governments	391	48	6	433
Asset-backed securities	103	12	2	113

Total	$29,318	$1,820	$648	$30,490

At December 31, 2013:
Corporate Securities:
Finance	$6,118	$332	$30	$6,420
Manufacturing	6,139	380	87	6,432
Utilities	3,347	243	30	3,560
Services	3,072	202	29	3,245
Energy	1,528	107	13	1,622
Retail and wholesale	1,167	63	16	1,214
Transportation	745	57	7	795
Other	73	2	—	75

Total corporate securities	22,189	1,386	212	23,363

U.S. government and agency	3,566	22	477	3,111
Commercial mortgage-backed	971	10	265	716
Residential mortgage-backed(2)	913	33	1	945
Preferred stock	883	54	51	886
State & municipal	444	35	2	477
Foreign governments	392	45	5	432
Asset-backed securities	132	11	3	140

Total	$29,490	$1,596	$1,016	$30,070

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.4 billion, or 4.9%, of the total fixed maturities at March 31, 2014 and $1.6 billion, or 5.3%, of the total fixed maturities at December 31, 2013. Gross unrealized losses on public and private fixed maturities decreased from $1.0 billion at December 31, 2013 to $648 million at March 31, 2014. Below investment grade fixed maturities represented 28.9% and 22.2% of the gross unrealized losses at March 31, 2014 and December 31, 2013, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in first quarter 2014 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2014:
1	Aaa, Aa, A	$12,563	$734	$319	$12,978
2	Baa	7,638	560	56	8,142

	Investment grade	20,201	1,294	375	21,120

3	Ba	605	27	5	627
4	B	167	4	14	157
5	C and lower	18	2	1	19
6	In or near default	79	—	42	37

	Below investment grade	869	33	62	840

Total Public Fixed Maturities		$21,070	$1,327	$437	$21,960

At December 31, 2013:
1	Aaa, Aa, A	$12,699	$635	$562	$12,772
2	Baa	7,550	478	104	7,924

	Investment grade	20,249	1,113	666	20,696

3	Ba	706	36	12	730
4	B	150	3	12	141
5	C and lower	18	—	1	17
6	In or near default	79	—	45	34

	Below investment grade	953	39	70	922

Total Public Fixed Maturities		$21,202	$1,152	$736	$21,618

(1)	At March 31, 2014 and 2013, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2014:
1	Aaa, Aa, A	$4,235	$243	$64	$4,414
2	Baa	3,439	234	22	3,651

	Investment grade	7,674	477	86	8,065

3	Ba	196	5	6	195
4	B	87	—	9	78
5	C and lower	64	1	11	54
6	In or near default	224	10	99	135

	Below investment grade	571	16	125	462

Total Private Fixed Maturities		$8,245	$493	$211	$8,527

At December 31, 2013:
1	Aaa, Aa, A	$4,283	$222	$80	$4,425
2	Baa	3,383	207	44	3,546

	Investment grade	7,666	429	124	7,971

3	Ba	245	6	14	237
4	B	77	—	12	65
5	C and lower	103	1	37	67
6	In or near default	198	8	93	113

	Below investment grade	623	15	156	482

Total Private Fixed Maturities		$8,289	$444	$280	$8,453

(1)

Includes, as of March 31, 2014 and December 31, 2013, respectively, 11 securities with amortized cost of $191 million (fair value, $192 million) and 12 securities with amortized cost of $117 million (fair value, $106 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2014:
1	Aaa, Aa, A	$10,950	$778	$50	$11,678
2	Baa	10,373	741	51	11,063

	Investment grade	21,323	1,519	101	22,741

3	Ba	618	30	5	643
4	B	131	3	4	130
5	C and lower	12	1	—	13
6	In or near default	2	9	—	11

	Below investment grade	763	43	9	797

Total Corporate Fixed Maturities		$22,086	$1,562	$110	$23,538

At December 31, 2013:
1	Aaa, Aa, A	$11,077	$701	$99	$11,679
2	Baa	10,252	635	101	10,786

	Investment grade	21,329	1,336	200	22,465

3	Ba	717	40	8	749
4	B	129	2	4	127
5	C and lower	12	—	—	12
6	In or near default	2	8	—	10

	Below investment grade	860	50	12	898

Total Corporate Fixed Maturities		$22,189	$1,386	$212	$23,363

Asset-backed Securities

At March 31, 2014, the amortized cost and fair value of asset backed securities held were $103 million and $113 million, respectively; at December 31, 2013, those amounts were $132 million and $140 million, respectively. At March 31, 2014, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $10 million and $10 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $36 million and $36 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

March 31, 2014

	Moody’s Agency Rating					Total	Total December 31, 2013
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$—	$9	$5	$29	$139	$182	$182
2005	15	5	30	51	324	425	425
2006	—	—	—	—	262	262	276
2007	—	—	—	—	85	85	88

Total CMBS	$15	$14	$35	$80	$810	$954	$971

At fair value:
2004 and Prior Years	$—	$9	$4	$29	$116	$158	$151
2005	16	5	31	53	259	364	353
2006	—	—	—	—	156	156	153
2007	—	—	—	—	60	60	59

Total CMBS	$16	$14	$35	$82	$591	$738	$716

Mortgages

Investment Mix

At March 31, 2014 and December 31, 2013, respectively, approximately 13.0% and 13.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2014	December 31, 2013
	(In Millions)

Commercial mortgage loans	$4,343	$4,238
Agricultural mortgage loans	1,912	$1,870

Total Mortgage Loans	$6,255	$6,108

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2014		December 31, 2013
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,752	28.0%	$1,753	28.7%
Middle Atlantic	1,520	24.3	1,473	24.1
South Atlantic	946	15.1	890	14.5
East North Central	560	9.0	561	9.2
Mountain	436	7.0	419	6.9
West North Central	423	6.7	422	6.9
West South Central	370	5.9	348	5.7
East South Central	248	4.0	109	1.8
New England	—	—	133	2.2

Total Mortgage Loans	$6,255	100.0%	$6,108	100.0%

By Property Type:
Office buildings	$1,941	31.0%	$1,945	31.8%
Agricultural properties	1,912	30.6	1,870	30.6
Apartment complexes	1,216	19.4	1,089	17.8
Industrial buildings	448	7.2	449	7.4
Hospitality	351	5.6	352	5.8
Retail stores	274	4.4	274	4.5
Other	113	1.8	129	2.1

Total Mortgage Loans	$6,255	100.0%	$6,108	100.0%

At March 31, 2014, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 66% while the agricultural mortgage loans weighted average loan-to-value ratio was 45%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2014

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$464	$85	$219	$774	$243	$50	$1,835
50% - 70%	527	554	1,022	733	287	122	3,245
70% - 90%	117	—	185	413	56	135	906
90% plus	135	—	—	—	26	108	269

Total Commercial and Agricultural Mortgage Loans	$1,243	$639	$1,426	$1,920	$612	$415	$6,255

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2014.

Mortgage Loans by Year of Origination

	March 31, 2014
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2014	$207	3.3%
2013	1,527	24.4
2012	1,404	22.5
2011	1,013	16.2
2010	287	4.6
2009 and prior	1,817	29.0

Total Mortgage Loans	$6,255	100.0%

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

March 31, 2014

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	135

Total	2	$126	$135

There were no default payments on the above loans during first quarter of 2014.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2014 and 2013.

	2014	2013
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$42	$34
Charge-offs	—	(2)
Recoveries	—	—
Provision	—	3

Ending Balance, March 31,	$42	$35

Ending Balance, March 31,:
Individually Evaluated for Impairment	$42	$35

Other Equity Investments

At March 31, 2014, private equity partnerships, hedge funds and real-estate related partnerships were 87.5% of total other equity investments. These interests, which represent 3.1% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	March 31, 2014	December 31, 2013
	(In Millions)

Common stock	$213	$214
Joint ventures and limited partnerships:
Private equity	1,081	1,061
Hedge funds	277	268
Real estate related	127	111

Total Other Equity Investments	$1,698	$1,654

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

The Company periodically has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

Derivatives utilized to hedge crediting exposure on SCS, SIO, MSO and IUL products/investment options

The Company hedges index-linked crediting rates in the Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb up to a certain percentage loss in index value, depending on the product, index and duration selected.

The risk associated with these features is that strong or poor index performance, respectively, would require the Company to pay out high returns or to absorb a significant loss on the contract holder’s behalf.

In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination, emulate those of the capped index performance and protection features.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate derivatives to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At March 31, 2014, there were no positions outstanding for these programs.

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

Periodically the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

The tables below present quantitative disclosures about the Company derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2014			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2014
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,087	$—	$—	$(91)
Swaps	1,115	1	26	(20)
Options	6,361	1,006	557	42

Interest rate contracts:(1)
Floors	2,100	172	—	2
Swaps	9,786	319	54	407
Futures	11,612	—	—	170
Swaptions	—	—	—	—

Credit contracts:(1)
Credit default swaps	300	9	—	2

Net investment income (loss)				512

Embedded derivatives:
GMIB reinsurance contracts	—	7,443	—	696

GWBL and other features(2)	—	—	7	(7)
SCS, SIO MSO and IUL indexed features(3)	—	—	364	(56)

Total	$36,361	$8,950	$1,008	$1,145

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2013			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$4,872	$—	$—	$(516)
Swaps	1,208	—	48	(100)
Options	7,506	1,056	593	108

Interest rate contracts:(1)
Floors	2,400	193	—	1
Swaps	9,741	215	211	(129)
Futures	10,763	—	—	(107)
Swaptions	—	—	—	(157)
Credit contracts:(1)
Credit default swaps	300	9	—	—

Net investment income				(900)

Embedded derivatives:
GMIB reinsurance contracts	—	6,747	—	(1,188)

GWBL and other features(2)	—	—	—	92
SCS, SIO, MSO and IUL indexed features(3)	—	—	346	(145)

Total	$36,790	$8,220	$1,198	$(2,141)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Fixed maturities	$6	$(12)
Other equity investments	(2)	—
Other	—	(1)

Total	$4	$(13)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$23	$8

Total gross realized investment gains	23	8

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(13)	(14)
Gross losses on sales and maturities	(4)	(6)

Total gross realized investment losses	(17)	(20)

Total	$6	$(12)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Fixed Maturities:
Public fixed maturities	$—	$—
Private fixed maturities	(13)	(14)

Total fixed maturities securities	(13)	(14)

Equity securities	(2)	—

Total	$(15)	$(14)

For the first quarter of 2014, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion supplements that found in the 2013 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”

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

General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$2,652	14.2%	$3,522	18.0%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	36	0.2	36	0.2
At contract value, less surrender charge of 5% or more	807	4.3	1,048	5.4

Subtotal	843	4.5	1,084	5.6

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,224	81.3	14,950	76.4

Total Annuity Reserves And Deposit Liabilities	$18,719	100.0%	$19,556	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $3.0 billion at March 31, 2014 increased $690 million from $2.3 billion at December 31, 2013.

Net cash used in operating activities was $222 million in first quarter 2014 as compared to net cash provided by operating activities of $131 million in first quarter 2013. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $198 million, $1.4 billion lower than the $1.6 billion net cash used by investing activities in first quarter 2013. The decrease was principally due to cash inflows related to derivatives ($264 million of inflows in first quarter 2014 as compared to cash outflows of $855 million in first quarter 2013) and $592 lower net purchases of investments partially offset by higher cash outflows for short-term investments ($240 million in first quarter 2014 as compared to $5 million in first quarter 2013)

Cash flows provided by financing activities increased $468 million from $642 million in first quarter 2013 to $1.1 billion in first quarter 2014. The impact of the net deposits to policyholders’ account balances was $859 million and $986 million in first quarters 2014 and 2013, respectively. There was an increase in the change in collateralized assets and liabilities of $262 million in first quarter 2014 as compared to a decrease of $349 million in first quarter 2013. Distributions to noncontrolling interest was $121 million in first quarter 2014 as compared to $69 million in first quarter 2013.

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

Off Balance Sheet Transactions. At March 31, 2014 and December 31, 2013, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2013 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $477 million and $693 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2014. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At March 31, 2014, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.0 billion at March 31, 2014) and/or letters of credit ($2.8 billion at March 31, 2014). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $382 million during 2014. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid no shareholder dividends during first quarter 2014 and 2013.

For first quarter 2014 and 2013, respectively, AXA Equitable’s statutory net income (loss) totaled $ 1.1 billion and $(150) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.9 billion and $4.4 billion at March 31, 2014 and December 31, 2013, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2013 Form 10-K.

AllianceBernstein

For the first three months of 2014, net cash provided by AllianceBernstein’s operating activities was $127 million, an increase of $91 million from the corresponding 2013 period. The change was primarily due to a higher broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) and a decrease in fees receivable.

For the first three months of 2014, net cash used in investing activities was $5 million, up $2 million from the corresponding 2013 period. The increase was primarily due to an increase in net purchases of furniture and equipment.

For the first three months of 2014, net cash used in financing activities was $109 million, an increase of $118 million from the $9 million of cash provided by financing activities the corresponding 2013 period. The change reflects a decrease in overdrafts payable of $105 million and higher distributions to the General Partner and unitholders of $73 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), partially offset by higher net issuances of commercial paper of $46 million and lower repurchases of Holding Units of $18 million.

As of March 31, 2014, AllianceBernstein had $525 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $324 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. AllianceBernstein’s current intent is to permanently reinvest these earnings outside the U.S.

At March 31, 2014 and December 31, 2013, respectively, AllianceBernstein had $127 million and $268 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of March 31, 2014 and December 31, 2013, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of March 31, 2014 and December 31, 2013, AllianceBernstein had no uncommitted bank loans outstanding.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11, included herein and AXA Equitable’s 2013 Form 10-K as well as AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2013 for information on related party transactions.

Contractual Obligations

The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information – Contractual Obligation” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2013 Form 10-K for additional information.

ADOPTION AND FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2013 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2013 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

AXA has reported to us that four insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the first quarter of 2014 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. As of the date of this report, AXA France has taken actions necessary to terminate coverage under these four insurance policies. The annual aggregate revenue AXA derived from these four policies is approximately $7,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,500.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382. This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500. This contract will end in March 2015. In addition, the same German client is a director of a company that has a life insurance contract (which includes a savings element) with AXA Konzern, with an annual premium of approximately $1,400. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $700. AXA Konzern intends to leave this contract in place as there is no legal basis that would allow AXA Konzern to cancel such a contract.

AXA Konzern also provides Industrial Commercial Services GmbH, Hamburg (“ICS”) with property insurance for an office building in Hamburg, Germany. ICS is a company which some reports suggest may be connected to the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN]. This case is being further investigated and will not be renewed if it is confirmed that ICS in Hamburg is the same company as ICS headquartered in Iran. The annual premium in respect of this policy is approximately $2,300. The related annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $1,150.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. These policies will not be renewed when they end later in 2014 and early 2015. The total annual premiums for these four policies are approximately $6,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. The pension contract remains in place, but AXA CRT is discussing with local authorities its ability to terminate the contract. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate premium during the first quarter of 2014 for the above-referenced insurance policies and pension contracts was approximately $39,500, representing approximately 0.00003% of AXA’s consolidated revenues, which are in excess of $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $19,750, representing approximately 0.0003% of AXA’s aggregate net profit.

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

Date:	May 9, 2014	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	May 9, 2014		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director and
Chief Accounting Officer