Form 10-Q
period 2014-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2014-08-07
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(UNAUDITED)
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$32,151	$29,419
Mortgage loans on real estate	6,041	5,684
Equity real estate, held for the production of income	1	3
Policy loans	3,425	3,434
Other equity investments	1,830	1,863
Trading securities, at fair value	4,755	4,221
Other invested assets	1,656	1,353

Total investments	49,859	45,977
Cash and cash equivalents	1,761	2,283
Cash and securities segregated, at fair value	590	981
Broker-dealer related receivables	1,709	1,539
Deferred policy acquisition costs	4,099	3,874
Goodwill and other intangible assets, net	3,776	3,703
Amounts due from reinsurers	3,934	3,934
Loans to affiliates	1,085	1,088
Guaranteed minimum income benefit reinsurance contract asset, at fair value	8,263	6,747
Other assets	4,336	4,418
Separate Accounts’ assets	111,289	108,857

Total Assets	$190,701	$183,401

LIABILITIES
Policyholders’ account balances	$30,993	$30,340
Future policy benefits and other policyholders’ liabilities	22,416	21,697
Broker-dealer related payables	447	538
Amounts due to reinsurers	63	71
Customers related payables	1,509	1,698
Short-term and long-term debt	1,025	468
Loans from affiliates	325	825
Current and deferred income taxes	3,668	2,813
Other liabilities	2,891	2,653
Separate Accounts’ liabilities	111,289	108,857

Total liabilities	174,626	169,960

Commitments and contingent liabilities (Notes 10 and 11)

Redeemable Noncontrolling Interest	$17	$—

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30, 2014	December 31, 2013
	(UNAUDITED)
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,948	5,934
Retained earnings	7,127	5,205
Accumulated other comprehensive income (loss)	100	(603)

Total AXA Equitable’s equity	13,177	10,538

Noncontrolling interest	2,881	2,903

Total equity	16,058	13,441

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$190,701	$183,401

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$899	$853	$1,712	$1,750
Premiums	117	128	268	254
Net investment income (loss):
Investment income (loss) from derivative instruments	181	(739)	687	(1,646)
Other investment income (loss)	557	529	1,152	1,094

Total net investment income (loss)	738	(210)	1,839	(552)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(38)	(50)	(51)	(64)
Portion of loss recognized in other comprehensive income (loss)	—	15	—	15

Net impairment losses recognized	(38)	(35)	(51)	(49)
Other investment gains (losses), net	4	1	19	(1)

Total investment gains (losses), net	(34)	(34)	(32)	(50)

Commissions, fees and other income	984	949	1,927	1,864
Increase (decrease) in the fair value of the reinsurance contract asset	820	(1,149)	1,516	(2,337)

Total revenues	3,524	537	7,230	929

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	794	539	1,606	967
Interest credited to policyholders’ account balances	358	251	654	632
Compensation and benefits	466	449	896	872
Commissions	287	292	573	573
Distribution related payments	101	112	198	221
Amortization of deferred sales commissions	9	10	18	21
Interest expense	17	25	35	53
Amortization of deferred policy acquisition costs	62	120	78	159
Capitalization of deferred policy acquisition costs	(153)	(162)	(312)	(321)
Rent expense	40	42	83	85
Amortization of other intangible assets	6	6	13	12
Other operating costs and expenses	355	370	695	728

Total benefits and other deductions	2,342	2,054	4,537	4,002

Earnings (loss) from continuing operations, before income taxes	1,182	(1,517)	2,693	(3,073)
Income tax (expense) benefit	(144)	549	(599)	1,171

Net earnings (loss)	1,038	(968)	2,094	(1,902)
Less: net (earnings) loss attributable to the noncontrolling interest	(93)	(83)	(172)	(153)

Net Earnings (Loss) Attributable to AXA Equitable	$945	$(1,051)	$1,922	$(2,055)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,038	$(968)	$2,094	$(1,902)

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	314	(821)	667	(977)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	21	80	40	55

Total other comprehensive income (loss), net of income taxes	335	(741)	707	(922)

Comprehensive income (loss)	1,373	(1,709)	2,801	(2,824)

Less: Comprehensive (income) loss attributable to noncontrolling interest	(95)	(78)	(176)	(144)

Comprehensive Income (Loss) Attributable to AXA Equitable	$1,278	$(1,787)	$2,625	$(2,968)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,934	5,992
Changes in capital in excess of par value	14	19

Capital in excess of par value, end of period	5,948	6,011

Retained earnings, beginning of year	5,205	9,125
Net earnings (loss)	1,922	(2,055)

Retained earnings, end of period	7,127	7,070

Accumulated other comprehensive income (loss), beginning of year	(603)	317
Other comprehensive income (loss)	703	(913)

Accumulated other comprehensive income (loss), end of period	100	(596)

Total AXA Equitable’s equity, end of period	13,177	12,487

Noncontrolling interest, beginning of year	2,903	2,494
Repurchase of AllianceBernstein Holding units	(3)	(17)
Net earnings (loss) attributable to noncontrolling interest	172	153
Dividends paid to noncontrolling interest	(202)	(144)
Other comprehensive income (loss) attributable to noncontrolling interest	4	(9)
Other changes in noncontrolling interest	7	127

Noncontrolling interest, end of period	2,881	2,604

Total Equity, End of Period	$16,058	$15,091

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)

Net earnings (loss)	$2,094	$(1,902)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	654	632
Universal life and investment-type product policy fee income	(1,712)	(1,750)
Net change in broker-dealer and customer related receivables/payables	(442)	(1,038)
(Income) loss related to derivative instruments	(687)	1,646
Investment (gains) losses, net	32	50
Change in segregated cash and securities, net	391	717
Change in deferred policy acquisition costs	(234)	(162)
Change in future policy benefits	499	(57)
Change in current and deferred income taxes	501	(1,002)
Change in the fair value of the reinsurance contract asset	(1,516)	2,337
Amortization of deferred compensation	13	9
Amortization of deferred sales commission	18	21
Other depreciation and amortization	28	54
Amortization of reinsurance cost	144	135
Amortization of other intangibles	13	12
Other, net	(63)	56

Net cash provided by (used in) operating activities	(267)	(242)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,294	2,057
Sales of investments	2,343	1,967
Purchases of investments	(6,068)	(4,935)
Cash settlements related to derivative instruments	357	(936)
Purchase of business, net of cash acquired	(61)	—
Change in short-term investments	22	(24)
Investment in capitalized software, leasehold improvements and EDP equipment	(47)	(33)
Other, net	(11)	8

Net cash provided by (used in) investing activities	(2,171)	(1,896)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013 - CONTINUED

(UNAUDITED)

	2014	2013
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$2,307	$2,614
Withdrawals	(492)	(492)
Change in short-term financings	556	23
Repayment of loans from affiliate	(500)	(500)
Change in collateralized pledged assets	24	(332)
Change in collateralized pledged liabilities	226	(760)
Repurchase of AllianceBernstein Holding units	(4)	(27)
Distribution to noncontrolling interests in consolidated subsidiaries	(202)	(144)
Other, net	1	13

Net cash provided by (used in) financing activities	1,916	395

Change in cash and cash equivalents	(522)	(1,743)
Cash and cash equivalents, beginning of year	2,283	3,162

Cash and Cash Equivalents, End of Period	$1,761	$1,419

Supplemental cash flow information:
Interest Paid	$38	$56

Income Taxes Paid (Refunded)	$100	$156

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

At June 30, 2014 and December 31, 2013, respectively, the Company’s economic interest in AllianceBernstein was 32.6% and 32.7%. At June 30, 2014 and December 31, 2013, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was 63.6% and 63.7%.

The terms “second quarter 2014” and “second quarter 2013” refer to the three months ended June 30, 2014 and 2013, respectively. The terms “first six months of 2014” and “first six months of 2013” refer to the six months ended June 30, 2014 and 2013, respectively.

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

Future Adoption of New Accounting Pronouncements

In June 2014, the FASB issued new guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued new guidance for repurchase-to-maturity transactions, repurchase financings and added disclosure requirements, which aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements. The new guidance also requires additional disclosures about repurchase agreements and similar transactions. The accounting changes and disclosure requirements are effective for interim or annual periods beginning after December 15, 2014. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued new revenue recognition guidance that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with IFRS. The new guidance applies to contracts that deliver goods or services to a customer, except when those contracts are for: insurance, leases, rights and obligations that are in the scope of certain financial instruments (i.e. derivative contracts) and guarantees other than product or service warranties. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)
	(In Millions)
June 30, 2014:
Fixed Maturity Securities:
Corporate	$21,125	$1,786	$47	$22,864	$—
U.S. Treasury, government and agency	5,728	71	113	5,686	—
States and political subdivisions	444	68	1	511	—
Foreign governments	409	48	3	454	—
Commercial mortgage-backed	909	15	181	743	12
Residential mortgage-backed(1)	832	43	1	874	—
Asset-backed(2)	95	14	2	107	4
Redeemable preferred stock	855	71	14	912	—

Total Fixed Maturities	30,397	2,116	362	32,151	16

Equity securities	44	1	—	45	—

Total at June 30, 2014	$30,441	$2,117	$362	$32,196	$16

December 31, 2013:
Fixed Maturity Securities:
Corporate	$21,516	$1,387	$213	$22,690	$—
U.S. Treasury, government and agency	3,584	22	477	3,129	—
States and political subdivisions	444	35	2	477	—
Foreign governments	392	46	5	433	—
Commercial mortgage-backed	971	10	265	716	23
Residential mortgage-backed(1)	914	34	1	947	—
Asset-backed(2)	132	11	3	140	4
Redeemable preferred stock	883	55	51	887	—

Total Fixed Maturities	28,836	1,600	1,017	29,419	27

Equity securities	37	—	3	34	—

Total at December 31, 2013	$28,873	$1,600	$1,020	$29,453	$27

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At June 30, 2014 and December 31, 2013, respectively, the Company had trading fixed maturities with an amortized cost of $213 million and $243 million and carrying values of $218 million and $238 million. Gross unrealized gains on trading fixed maturities were $7 million and $2 million and gross unrealized losses were $2 million and $7 million at June 30, 2014 and December 31, 2013, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2014 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at June 30, 2014

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,168	$2,213
Due in years two through five	6,682	7,296
Due in years six through ten	10,644	11,314
Due after ten years	8,212	8,692

Subtotal	27,706	29,515
Commercial mortgage-backed securities	909	743
Residential mortgage-backed securities	832	874
Asset-backed securities	95	107

Total	$29,542	$31,239

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the second quarter and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Millions)

Proceeds from sales	$599	$912	$647	$1,172

Gross gains on sales	$5	$14	$15	$21

Gross losses on sales	$(5)	$(1)	$(6)	$(1)

Total OTTI	$(38)	$(50)	$(51)	$(64)
Non-credit losses recognized in OCI	—	15	—	15

Credit losses recognized in earnings (loss)	$(38)	$(35)	$(51)	$(49)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Millions)

Balances, beginning of period	$(333)	$(384)	$(370)	$(372)
Previously recognized impairments on securities that matured, paid, prepaid or sold	27	12	77	14
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(38)	(35)	(51)	(49)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at June 30,	$(344)	$(407)	$(344)	$(407)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(2)	$(28)
All other	1,756	610
Equity securities	1	(3)

Net Unrealized Gains (Losses)	$1,755	$579

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, April 1, 2014	$(22)	$1	$5	$5	$(11)
Net investment gains (losses) arising during the period	(7)	—	—	—	(7)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	27	—	—	—	27
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(6)	(6)
Policyholders’ liabilities	—	—	(3)	—	(3)

Balance, June 30, 2014	$(2)	$1	$2	$(1)	$—

Balance, April 1, 2013	$(8)	$1	$4	$1	$(2)
Net investment gains (losses) arising during the period	(12)	—	—	—	(12)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(15)	—	—	—	(15)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	7	7
Policyholders’ liabilities	—	—	5	—	5

Balance, June 30, 2013	$(35)	$2	$9	$8	$(16)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	(3)	—	—	—	(3)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	29	—	—	—	29
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(6)	(6)
Policyholders’ liabilities	—	—	(8)	—	(8)

Balance, June 30, 2014	$(2)	$1	$2	$(1)	$—

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(13)	—	—	—	(13)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	5	—	—	—	5
Excluded from Net earnings (loss)(1)	(15)	—	—	—	(15)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	6	6
Policyholders’ liabilities	—	—	5	—	5

Balance, June 30, 2013	$(35)	$2	$9	$8	$(16)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, April 1, 2014	$1,197	$(110)	$(291)	$(279)	$517
Net investment gains (losses) arising during the period	549	—	—	—	549
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	11	—	—	—	11
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(7)	—	—	(7)
Deferred income taxes	—	—	—	(160)	(160)
Policyholders’ liabilities	—	—	(90)	—	(90)

Balance, June 30, 2014	$1,757	$(117)	$(381)	$(439)	$820

Balance, April 1, 2013	$2,603	$(121)	$(593)	$(661)	$1,228
Net investment gains (losses) arising during the period	(1,535)	—	—	—	(1,535)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	21	—	—	—	21
Excluded from Net earnings (loss)(1)	15	—	—	—	15
Impact of net unrealized investment gains (losses) on:
DAC	—	11	—	—	11
Deferred income taxes	—	—	—	429	429
Policyholders’ liabilities	—	—	257	—	257

Balance, June 30, 2013	$1,104	$(110)	$(336)	$(232)	$426

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	1,147	—	—	—	1,147
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	3	—	—	—	3
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(10)	—	—	(10)
Deferred income taxes	—	—	—	(349)	(349)
Policyholders’ liabilities	—	—	(136)	—	(136)

Balance, June 30, 2014	$1,757	$(117)	$(381)	$(439)	$820

Balance, January 1, 2013	$2,900	$(179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(1,838)	—	—	—	(1,838)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	27	—	—	—	27
Excluded from Net earnings (loss)(1)	15	—	—	—	15
Impact of net unrealized investment gains (losses) on:
DAC	—	69	—	—	69
Deferred income taxes	—	—	—	509	509
Policyholders’ liabilities	—	—	267	—	267

Balance, June 30, 2013	$1,104	$(110)	$(336)	$(232)	$426

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 471 issues at June 30, 2014 and the 747 issues at December 31, 2013 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

June 30, 2014:
Fixed Maturity Securities:
Corporate	$470	$(4)	$1,187	$(43)	$1,657	$(47)
U.S. Treasury, government and agency	127	(1)	2,834	(112)	2,961	(113)
States and political subdivisions	—	—	—	(1)	—	(1)
Foreign governments	14	(1)	75	(2)	89	(3)
Commercial mortgage-backed	18	(1)	447	(180)	465	(181)
Residential mortgage-backed	140	(1)	55	—	195	(1)
Asset-backed	1	—	22	(2)	23	(2)
Redeemable preferred stock	—	—	255	(14)	255	(14)

Total	$770	$(8)	$4,875	$(354)	$5,645	$(362)

December 31, 2013:
Fixed Maturity Securities:
Corporate	$4,381	$(187)	$248	$(26)	$4,629	$(213)
U.S. Treasury, government and agency	2,645	(477)	—	—	2,645	(477)
States and political subdivisions	36	(2)	—	—	36	(2)
Foreign governments	68	(4)	7	(1)	75	(5)
Commercial mortgage-backed	30	(5)	529	(260)	559	(265)
Residential mortgage-backed	260	(1)	1	—	261	(1)
Asset-backed	2	—	28	(3)	30	(3)
Redeemable preferred stock	232	(49)	79	(2)	311	(51)

Total	$7,654	$(725)	$892	$(292)	$8,546	$(1,017)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2014 and December 31, 2013 were $141 million and $158 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2014 and December 31, 2013, respectively, approximately $1,748 million and $1,913 million, or 5.8% and 6.6%, of the $30,397 million and $28,836 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $116 million and $215 million at June 30, 2014 and December 31, 2013, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At June 30, 2014 and December 31, 2013, respectively, the Company owned $9 million and $10 million in RMBS backed by subprime residential mortgage loans and $8 million and $8 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2014, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $13 million.

For the second quarter and first six months of 2014 and 2013, investment income is shown net of investment expenses of $20 million, $37 million, $18 million and $32 million, respectively.

At June 30, 2014 and December 31, 2013, respectively, the amortized cost of the Company’s trading account securities was $4,729 million and $4,225 million with respective fair values of $4,755 million and $4,221 million. Also at June 30, 2014 and December 31, 2013, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $206 million and $192 million and costs of $185 million and $183 million as well as other equity securities with carrying values of $45 million and $34 million and costs of $44 million and $37 million.

In the second quarter and first six months of 2014 and 2013, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $24 million, $36 million, $(3) million and $18 million, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2014 and December 31, 2013, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $92 million and $93 million, respectively.

Troubled Debt Restructurings

In 2011, the loan shown in the table below was modified to interest only payments. Since 2011, this loan has been modified two additional times to extend interest only payments through maturity. The maturity date was also extended from November 5, 2014 to December 5, 2015. Since the fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)

June 30, 2014
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the second quarter and first six months of 2014.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first six months of 2014 and 2013 was as follows:

	2014	2013
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$42	$34
Charge-offs	(14)	—
Recoveries	—	(2)
Provision	6	4

Ending balance, June 30,	$34	$36

Ending balance, June 30,:
Individually Evaluated for Impairment	$34	$36

There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2014 and 2013.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2014 and December 31, 2013.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2014

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$250	$—	$—	$—	$35	$—	$285
50% - 70%	760	526	709	565	66	83	2,709
70% - 90%	116	—	34	469	79	111	809
90% plus	123	—	—	46	27	140	336

Total Commercial Mortgage Loans	$1,249	$526	$743	$1,080	$207	$334	$4,139

Agricultural Mortgage Loans(1)
0% - 50%	$184	$86	$214	$394	$200	$46	$1,124
50% - 70%	125	56	197	213	182	39	812
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$309	$142	$411	$607	$382	$85	$1,936

Total Mortgage Loans(1)
0% - 50%	$434	$86	$214	$394	$235	$46	$1,409
50% - 70%	885	582	906	778	248	122	3,521
70% - 90%	116	—	34	469	79	111	809
90% plus	123	—	—	46	27	140	336

Total Mortgage Loans	$1,558	$668	$1,154	$1,687	$589	$419	$6,075

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2013

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$—	$—	$—	$36	$—	$321
50% - 70%	360	573	671	533	135	—	2,272
70% - 90%	116	—	313	240	105	219	993
90% plus	135	—	—	60	27	48	270

Total Commercial Mortgage Loans	$896	$573	$984	$833	$303	$267	$3,856

Agricultural Mortgage Loans(1)
0% - 50%	$185	$82	$214	$410	$208	$49	$1,148
50% - 70%	127	50	193	164	149	39	722
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$312	$132	$407	$574	$357	$88	$1,870

Total Mortgage Loans(1)
0% - 50%	$470	$82	$214	$410	$244	$49	$1,469
50% - 70%	487	623	864	697	284	39	2,994
70% - 90%	116	—	313	240	105	219	993
90% plus	135	—	—	60	27	48	270

Total Mortgage Loans	$1,208	$705	$1,391	$1,407	$660	$355	$5,726

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2014 and December 31, 2013, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

June 30, 2014
Commercial	$—	$—	$—	$—	$4,139	$4,139	$—
Agricultural	3	7	4	14	1,922	1,936	4

Total Mortgage Loans	$3	$7	$4	$14	$6,061	$6,075	$4

December 31, 2013
Commercial	$—	$—	$—	$—	$3,856	$3,856	$—
Agricultural	5	4	14	23	1,847	1,870	14

Total Mortgage Loans	$5	$4	$14	$23	$5,703	$5,726	$14

The following table provides information regarding impaired mortgage loans at June 30, 2014 and December 31, 2013, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

June 30, 2014:
With no related allowance recorded:
Commercial mortgage loans - other	$30	$34	$—	$10	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$30	$34	$—	$10	$—

With related allowance recorded:
Commercial mortgage loans - other	$126	$126	$(34)	$142	$1
Agricultural mortgage loans	—	—	—	—	—

Total	$126	$126	$(34)	$142	$1

December 31, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	1	—

Total	$—	$—	$—	$1	$—

With related allowance recorded:
Commercial mortgage loans - other	$135	$135	$(42)	$139	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$135	$135	$(42)	$139	$2

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate derivatives to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At June 30, 2014, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps (“CDS”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically, the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At June 30, 2014			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2014
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,175	$—	$—	$(316)
Swaps	1,321	4	44	(95)
Options	6,796	1,080	581	135

Interest rate contracts:(1)
Floors	2,100	158	—	8
Swaps	10,469	345	43	698
Futures	10,787	—	—	256

Credit contracts:(1)
Credit default swaps	330	10	—	4

Other freestanding contracts:(1)
Foreign currency contracts	168	—	1	(3)

Net investment income (loss)				687

Embedded derivatives:
GMIB reinsurance contracts	—	8,263	—	1,516

GIB and GWBL and other features(2)	—	—	17	(17)
SCS, SIO, MSO and IUL indexed features(3)	—	—	419	(157)

Total	$37,146	$9,860	$1,105	$2,029

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2013			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,935	$—	$3	$(644)
Swaps	1,293	—	51	(103)
Options	7,506	1,056	593	124

Interest rate contracts:(1)
Floors	2,400	193	—	(17)
Swaps	9,823	216	212	(681)
Futures	10,763	—	—	(154)
Swaptions	—	—	—	(169)

Credit contracts:(1)
Credit default swaps	342	10	1	(3)

Other freestanding contracts:(1)
Foreign currency contracts	112	1	1	1

Net investment income (loss)				(1,646)

Embedded derivatives:
GMIB reinsurance contracts	—	6,747	—	(2,337)
GIB and GWBL and other features(2)	—	—	—	135
SCS, SIO, MSO and IUL indexed features(3)	—	—	346	(176)

Total	$37,174	$8,223	$1,207	$(4,024)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

At June 30, 2014, the Company had open exchange-traded futures positions on the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $207 million. At June 30, 2014, the Company had exchange-traded futures positions on the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, and on Eurodollars futures, having initial margin requirements of $42 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, Topix and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $6 million. All outstanding equity-based and treasury futures contracts at June 30, 2014 are exchange-traded and net settled daily in cash. Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. A derivative with positive fair value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to the Company if the contract were closed at the reporting date. Alternatively, a derivative contract with negative fair value (a derivative liability) indicates the Company would owe money to the counterparty if the contract were closed at the reporting date. To reduce credit exposures in OTC derivative transactions the Company generally enters into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process.

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

At June 30, 2014 and December 31, 2013, respectively, the Company held $869 million and $607 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2014 and December 31, 2013, respectively, were $0 million and $42 million, for which the Company posted collateral of $0 million and $35 million at June 30, 2014 and December 31, 2013, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

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

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At June 30, 2014

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,083	$618	$465
Interest rate contracts	449	41	408
Credit contracts	10	—	10

Total Derivatives, subject to an ISDA Master Agreement	1,542	659	883
Total Derivatives, not subject to an ISDA Master Agreement	53	—	53

Total Derivatives	1,595	659	936
Other financial instruments	720	—	720

Other invested assets	$2,315	$659	$1,656

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$618	$618	$—
Interest rate contracts	41	41	—
Credit contracts	—	—	—

Total Derivatives, subject to an ISDA Master Agreement	659	659	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	659	659	—
Other financial liabilities	2,891	—	2,891

Other liabilities	$3,550	$659	$2,891

(1)	Excludes Investment Management segment’s $2 million net derivative assets and $127 million of securities borrowed.
(2)	Excludes Investment Management segment’s $10 million net derivative liability and $25 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2014.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At June 30, 2014

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$67	$—	$(67)	$—
Counterparty B	25	—	(25)	—
Counterparty C	69	—	(69)	—
Counterparty D	212	—	(209)	3
Counterparty E	57	—	(56)	1
Counterparty F	14	—	(7)	7
Counterparty G	160	(160)	—	—
Counterparty H	25	(25)	—	—
Counterparty I	80	—	(80)	—
Counterparty J	12	—	(8)	4
Counterparty K	47	—	(47)	—
Counterparty L	69	—	(68)	1
Counterparty M	40	—	(40)	—
Counterparty N	53	—	—	53
Counterparty Q	6	—	(6)	—

Total Derivatives	$936	$(185)	$(682)	$69
Other financial instruments	720	—	—	720

Other invested assets	$1,656	$(185)	$(682)	$789

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

Summarized financial information for the Closed Block follows:

	June 30, 2014	December 31, 2013
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,629	$7,716
Policyholder dividend obligation	233	128
Other liabilities	132	144

Total Closed Block liabilities	7,994	7,988

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,883 and $4,987)	5,235	5,232
Mortgage loans on real estate	1,337	1,343
Policy loans	929	949
Cash and other invested assets	105	48
Other assets	173	186

Total assets designated to the Closed Block	7,779	7,758

Excess of Closed Block liabilities over assets designated to the Closed Block	215	230

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(45) and $(45) and policyholder dividend obligation of $(233) and $(128)	84	83

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$299	$313

Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

REVENUES:
Premiums and other income	$69	$73	$141	$148
Net investment income (loss)	94	100	190	209
Net investment gains (losses)	(1)	(5)	1	(8)

Total revenues	162	168	332	349

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	153	173	309	325
Other operating costs and expenses	1	—	1	1

Total benefits and other deductions	154	173	310	326

Net revenues (loss) before income taxes	8	(5)	22	23
Income tax (expense) benefit	(3)	2	(8)	(8)

Net Revenues (Losses)	$5	$(3)	$14	$15

Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended June 30,
	2014	2013
	(In Millions)

Balances, beginning of year	$128	$373
Unrealized investment gains (losses)	105	(207)

Balances, End of Period	$233	$166

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2014	$1,626	$4,203	$5,829
Paid guarantee benefits	(116)	(174)	(290)
Other changes in reserve	108	626	734

Balance at June 30, 2014	$1,618	$4,655	$6,273

Balance at January 1, 2013	$1,772	$4,561	$6,333
Paid guarantee benefits	(132)	(26)	(158)
Other changes in reserve	142	—	142

Balance at June 30, 2013	$1,782	$4,535	$6,317

Related GMDB reinsurance ceded amounts were:

	Six Months Ended June 30,
	2014	2013
	(In Millions)

Balance, beginning of year	$791	$844
Paid guarantee benefits	(56)	(59)
Other changes in reserve	55	85

Balance, End of Period	$790	$870

In first quarter 2014, AXA Equitable recorded an out-of-period adjustment in its financial statements related to model refinements decreasing the gross GMDB and GMIB liabilities by $130 million and the ceded GMDB liabilities by $20 million, resulting in a net decrease to policyholders’ benefits of $110 million in the first quarter and first six months ended June 30, 2014.

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2014 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll- Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$13,018	$209	$87	$368	$13,682
Separate Accounts	$38,176	$8,683	$4,072	$37,612	$88,543
Net amount at risk, gross	$237	$125	$2,122	$10,916	$13,400
Net amount at risk, net of amounts reinsured	$238	$84	$1,406	$4,174	$5,902
Average attained age of contractholders	50.9	64.8	70.6	65.6	54.7
Percentage of contractholders over age 70	8.6%	33.3%	54.5%	35.2%	15.9%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$407	$388	$795
Separate Accounts	N/A	N/A	$10,195	$47,832	$58,027
Net amount at risk, gross	N/A	N/A	$982	$2,427	$3,409
Net amount at risk, net of amounts reinsured	N/A	N/A	$297	$585	$882
Weighted average years remaining until annuitization	N/A	N/A	0.8	3.1	2.9
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features, not included above, was $435 million and $346 million at June 30, 2014 and December 31, 2013, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30, 2014	December 31, 2013
	(In Millions)

GMDB:
Equity	$66,407	$64,035
Fixed income	3,181	3,330
Balanced	18,522	19,237
Other	433	496

Total	$88,543	$87,098

GMIB:
Equity	$42,910	$41,603
Fixed income	2,104	2,208
Balanced	12,805	13,401
Other	208	246

Total	$58,027	$57,458

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At June 30, 2014, the total account value and net amount at risk of the hedged variable annuity contracts were $39,411 million and $4,736 million, respectively, with the GMDB feature and $23,065 million and $585 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2014	$829	$(441)	$388
Other changes in reserves	39	(57)	(18)

Balance at June 30, 2014	$868	$(498)	$370

Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	83	(48)	35

Balance at June 30, 2013	$639	$(358)	$281

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At June 30, 2014 and December 31, 2013, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at June 30, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$22,643	$221	$22,864
U.S. Treasury, government and agency	—	5,686	—	5,686
States and political subdivisions	—	464	47	511
Foreign governments	—	454	—	454
Commercial mortgage-backed	—	19	724	743
Residential mortgage-backed(1)	—	871	3	874
Asset-backed(2)	—	49	58	107
Redeemable preferred stock	265	632	15	912

Subtotal	265	30,818	1,068	32,151

Other equity investments	233	1	53	287
Trading securities	585	4,170	—	4,755
Other invested assets:
Short-term investments	—	77	—	77
Swaps	—	262	—	262
Credit Default Swaps	—	10	—	10
Options	—	499	—	499
Floors	—	158	—	158

Subtotal	—	1,006	—	1,006

Cash equivalents	916	—	—	916
Segregated securities	—	590	—	590
GMIB reinsurance contracts	—	—	8,263	8,263
Separate Accounts’ assets	107,963	2,937	238	111,138

Total Assets	$109,962	$39,522	$9,622	$159,106

Liabilities
GWBL and other features’ liability	$—	$—	$17	$17
SCS, SIO, MSO and IUL indexed features’ liability	—	419	—	419

Total Liabilities	$—	$419	$17	$436

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$22,400	$291	$22,691
U.S. Treasury, government and agency	—	3,129	—	3,129
States and political subdivisions	—	431	46	477
Foreign governments	—	433	—	433
Commercial mortgage-backed	—	16	700	716
Residential mortgage-backed(1)	—	943	4	947
Asset-backed(2)	—	56	83	139
Redeemable preferred stock	216	656	15	887

Subtotal	216	28,064	1,139	29,419

Other equity investments	233	9	52	294
Trading securities	529	3,692	—	4,221
Other invested assets:
Short-term investments	—	99	—	99
Swaps	—	(45)	—	(45)
Credit Default Swaps	—	9	—	9
Futures	(2)	—	—	(2)
Options	—	463	—	463
Floors	—	193	—	193

Subtotal	(2)	719	—	717

Cash equivalents	1,310	—	—	1,310
Segregated securities	—	981	—	981
GMIB reinsurance contracts	—	—	6,747	6,747
Separate Accounts’ assets	105,579	2,948	237	108,764

Total Assets	$107,865	$36,413	$8,175	$152,453

Liabilities:
GWBL and other features’ liability	$—	$—	$—	$—
SCS, SIO, MSO and IUL indexed features’ liability	—	346	—	346

Total Liabilities	$—	$346	$—	$346

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At June 30, 2014 and December 31, 2013, respectively, the fair value of public fixed maturities is approximately $24,158 million and $21,671 million or approximately 16.1% and 15.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At June 30, 2014 and December 31, 2013, respectively, the fair value of private fixed maturities is approximately $7,993 million and $7,748 million or approximately 5.3% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at June 30, 2014 and December 31, 2013, respectively, the net fair value of freestanding derivative positions is approximately $929 million and $617 million or approximately 92.4% and 86.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.2 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2014.

At June 30, 2014 and December 31, 2013, respectively, investments classified as Level 1 comprise approximately 73.2% and 74.5% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2014 and December 31, 2013, respectively, investments classified as Level 2 comprise approximately 25.9% and 24.5% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2014 and December 31, 2013, respectively, approximately $964 million and $970 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

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

At June 30, 2014 and December 31, 2013, respectively, investments classified as Level 3 comprise approximately 0.9% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2014 and December 31, 2013, respectively, were approximately $170 million and $150 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $784 million and $787 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2014 and December 31, 2013, respectively.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $136 million and

$133 million at June 30, 2014 and December 31, 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at June 30, 2014. Equity and fixed income volatilities were modeled to reflect the current market volatility.

In second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and GMAB liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase to the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of reinsurance contract asset and Policyholders’ benefits, respectively.

In the first six months of 2014, AFS fixed maturities with fair values of $77 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. These transfers in the aggregate represent approximately 0.5% of total equity at June 30, 2014. In the second quarter and first six months of 2014, $4 million and $7 million, respectively, of other equity investments were transferred from Level 2 to Level 1 as a result of the lapse on the trading restriction of public securities.

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

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2014 and 2013, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, April 1, 2014	$229	$47	$—	$722	$3	$61
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	3	—	—	(41)	—	—

Subtotal	4	—	—	(40)	—	—

Other comprehensive income (loss)	(5)	1	—	49	—	1
Purchases	13	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(19)	(1)	—	(1)	—	(4)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)		—	—	—	—	—
Transfers out of Level 3(1)	(1)	—	—	(6)	—	—

Balance, June 30, 2014	$221	$47	$—	$724	$3	$58

Balance, April 1, 2013	$327	$50	$20	$929	$7	$108
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	(1)	—	—
Investment gains (losses), net	2	—	—	(37)	—	—

Subtotal	3	—	—	(38)	—	—

Other comprehensive income (loss)	(3)	(1)	—	(92)	—	(1)
Purchases	—	—	(2)	—	—	—
Sales	(113)	—	—	(2)	(1)	(6)
Transfers into Level 3(1)	5	—	—	—	—	—
Transfers out of Level 3(1)	—	—	(1)	(17)	—	—

Balance, June 30, 2013	$219	$49	$17	$780	$6	$101

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	3	—	—	(57)	—	—

Subtotal	4	—	—	(56)	—	—

Other comprehensive income (loss)	4	2	—	89	—	4
Purchases	13	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(20)	(1)	—	(3)	(1)	(29)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(71)	—	—	(6)	—	—

Balance, June 30, 2014	$221	$47	$—	$724	$3	$58

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	(1)	—	—
Investment gains (losses), net	3	—	—	(57)	—	—

Subtotal	4	—	—	(58)	—	—

Other comprehensive income (loss)	2	—	(2)	(42)	—	—
Sales	(142)	(1)	—	(2)	(3)	(12)
Transfers into Level 3(1)	5	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(18)	—	—

Balance, June 30, 2013	$219	$49	$17	$780	$6	$101

	Redeemable Preferred Stock	Other Equity Investments(2)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, April 1, 2014	$15	$48	$—	$7,443	$240	$7
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	5	—	—	—	—
Investment gains (losses), net	—	—	—	—	(2)	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	770	—	—
Policyholders’ benefits	—	—	—	—	—	(22)

Subtotal	—	5	—	770	(2)	(22)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	—	—	56	4	32
Issues	—	—	—	(6)	—	—
Sales	—	—	—	—	(1)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	(2)	—

Balance, June 30, 2014	$15	$53	$—	$8,263	$238	$17

Balance, April 1, 2013	$15	$75	$—	$9,856	$221	$173
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,203)	—	—
Policyholders’ benefits	—	—	—	—	—	(63)

Subtotal	—	—	—	(1,203)	—	(63)

Other comprehensive income (loss)	—	(14)	—	—	—	—
Purchases	—	—	—	61	—	20
Sales	—	—	—	(7)	(5)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, June 30, 2013	$15	$61	$—	$8,707	$216	$130

	Redeemable Preferred Stock	Other Equity Investments(2)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, January 1, 2014	$15	$52	$—	$6,747	$237	$—
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	1	—	—	—	—
Investment gains (losses), net	—	—	—	—	(3)	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	1,423	—	—
Policyholders’ benefits	—	—	—	—	—	(43)

Subtotal	—	1	—	1,423	(3)	(43)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	—	—	111	8	60
Issues	—	—	—	(18)	—	—
Sales	—	—	—	—	(2)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, June 30, 2014	$15	$53	$—	$8,263	$238	$17

Balance, January 1, 2013	$15	$77	$—	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	(5)	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	(2,437)	—	—
Policyholders’ benefits	—	—	—	—	—	(171)

Subtotal	—	—	—	(2,437)	(5)	(171)

Other comprehensive income (loss)	—	(16)	—	—	—	—
Purchases	—	—	—	121	—	36
Issues	—	—	—	—	—	—
Sales	—	—	—	(21)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, June 30, 2013	$15	$61	$—	$8,707	$216	$130

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2014 and 2013 by category for Level 3 assets and liabilities still held at June 30, 2014 and 2013, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2014
Held at June 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(5)	$—
State and political subdivisions	—	—	—	1	—
Commercial mortgage-backed	—	—	—	50	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available- for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$48	$—

GMIB reinsurance contracts	—	—	820	—	—
Separate Accounts’ assets	—	(2)	—	—	—
GWBL and other features’ liability	—	—	—	—	10

Total	$—	$(2)	$820	$48	$10

Level 3 Instruments
Second Quarter 2013
Held at June 30, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(4)	$—
State and political subdivisions	—	—	—	(1)	—
Foreign governments	—	—	—	(2)	—
Commercial mortgage-backed	—	—	—	(90)	—
Asset-backed	—	—	—	(1)	—

Subtotal	$—	$—	$—	$(98)	$—

GMIB reinsurance contracts	—	—	(1,149)	—	—
Separate Accounts’ assets	—	(5)	—	—	—
GWBL and other features’ liability	—	—	—	—	43

Total	$—	$(5)	$(1,149)	$(98)	$43

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Six Months of 2014
Held at June 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$4	$—
Commercial mortgage-backed	—	—	—	89	—
Asset-backed	—	—	—	4	—
State and Political Subs	—	—	—	2	—
Other fixed maturities, available- for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$99	$—

GMIB reinsurance contracts	—	—	1,516	—	—
Separate Accounts’ assets	—	(3)	—	—	—
GWBL and other features’ liability	—	—	—	—	17

Total	$—	$(3)	$1,516	$99	$17

Level 3 Instruments
First Six Months of 2013
Held at June 30, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$2	$—
Commercial mortgage-backed	—	—	—	(47)	—
Asset-backed	—	—	—	—	—
Other fixed maturities, available- for-sale	—	—	—	(2)	—

Subtotal	$—	$—	$—	$(47)	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(2,337)	—	—
Separate Accounts’ assets	—	(5)	—	—	—
GWBL and other features’ liability	—	—	—	—	135

Total	$—	$(5)	$(2,337)	$(47)	$135

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2014 and December 31, 2013, respectively.

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$61	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 470 bps

Residential mortgage- backed	—	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	6	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	17	Market comparable companies	Revenue multiple	2.5x - 3.0x
			Discount rate	18.0%
			Discount years	1.5

Separate Accounts’ assets	215	Third party appraisal	Capitalization rate	5.3%
			Exit capitalization rate	6.3%
			Discount rate	7.2%
	8	Discounted cash flow	Spread over U.S. Treasury curve	225 bps - 407 bps
			Inflation rate	0.0% - 2.3%
			Discount factor	1.4% - 6.2%

GMIB reinsurance contracts	8,263	Discounted cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	7 bps - 17 bps
			Volatility rates - Equity	9.0% - 30.0%

Liabilities:
GMWB/GWBL(1)	$71	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	9.0% - 30.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
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

Excluded from the tables above at June 30, 2014 and December 31, 2013, are approximately $1,052 million and $1,088 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 77.4% and 76.2% of total assets classified as Level 3 at June 30, 2014 and December 31, 2013, respectively, and represent only 0.7% and 0.8% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at June 30, 2014 and December 31, 2013, respectively, are approximately $61 million and $54 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 that is determined by application of a matrix pricing model, representing approximately 27.6% and 18.6% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2014 and December 31, 2013, are approximately 0.0% and 25.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2014 and December 31, 2013, are approximately 10.3% and 8.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at June 30, 2014 and December 31, 2013, respectively, are approximately $34 million and $30 million private equity investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of June 30, 2014 and December 31, 2013, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $10 million and $10 million, respectively.

Separate Accounts’ assets classified as Level 3 at June 30, 2014 and December 31, 2013, primarily consist of private equity investments with fair value of approximately $218 million and $215 million, respectively, including approximately $215 million and $219 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $5 million and $7 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $3 million and $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment at June 30, 2014 and

December 31, 2013, respectively. A significant increase (decrease) in the inflation rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3, consist of mortgage- and asset-backed securities with fair values of approximately $6 million and $9 million at June 30, 2014 and $3 million and $7 million at December 31, 2013, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at June 30, 2014 and December 31, 2013 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)
June 30, 2014:
Mortgage loans on real estate	$6,041	$—	$—	$6,158	$6,158
Other limited partnership interests	1,544	—	—	1,544	1,544
Loans to affiliates	1,085	—	817	395	1,212
Policyholders’ account balances: Investment contracts	2,380	—	—	2,516	2,516
Long-term debt	200	—	219	—	219
Loans from affiliates	325	—	399	—	399
December 31, 2013:
Mortgage loans on real estate	$5,684	$—	$—	$5,716	$5,176
Other limited partnership interests	1,592	—	—	1,592	1,592
Loans to affiliates	1,088	—	800	398	1,198
Policyholders’ account balances: Investment contracts	2,435	—	—	2,523	2,523
Long-term debt	200	—	225	—	225
Loans from affiliates	825	—	969	—	969

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

In the first six months of 2014, no cash contributions were made by AXA Equitable to its qualified pension plan. AllianceBernstein contributed $6 million to its qualified pension plans. Based on the funded status of the Company’s plans at June 30, 2014, no minimum contribution is required to be made in 2014 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2014.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$3	$11	$5	$22
Interest cost	26	24	53	47
Expected return on assets	(38)	(39)	(77)	(77)
Net amortization	28	41	57	82

Net Periodic Pension Expense	$19	$37	$38	$74

8)	SHARE-BASED COMPENSATION PROGRAMS

Compensations costs for the second quarter and first six months of 2014 and 2013 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Performance Units/Shares	$3,698	$5,351	$6,695	$13,590
Stock Options	191	175	558	1,007
Restricted Stock	20	37	41	74
AXA Miles	74	66	148	132
AllianceBernstein Stock Options	100	(1,800)	(300)	(2,500)
AllianceBernstein Restricted Units	4,100	1,900	7,400	7,900

Total Compensation Expenses	$8,183	$5,729	$14,542	$20,203

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

Performance Units and Performance Shares

2014 Grant. On March 24, 2014, under the terms of the Performance Share Plan, AXA awarded approximately 2 million unearned performance shares to employees of AXA Equitable. The extent to which 2014-2016 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. Half of the performance shares earned during this performance period will vest and be settled on the third anniversary of the award date, and the remaining half period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In the second quarter and first six months of 2014, the expense associated with the March 24, 2014 grant of performance shares was approximately $1 million and $7 million, respectively.

Settlement of 2011 Grant in 2014. On April 3, 2014, cash distributions of approximately $26 million were made to active and former AXA Equitable employees in settlement of 986,580 performance units earned under the terms of the AXA Performance Unit Plan 2011.

Stock Options

2014 Grant. On March 24, 2014, 395,720 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 18.68 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on March 24, 2014, 214,174 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 24, 2014 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.89 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 29.24%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.38% and a risk-free interest rate of 1.54%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the second quarter and first six months of 2014, the Company recognized expenses associated with the March 24, 2014 grant of options of approximately $50,000 and $220,000, respectively.

AllianceBernstein Long-term Incentive Compensation Plans. During the second quarter and first six months of 2014, AllianceBernstein purchased 15,000 and 0.2 million Holding units for $400,000 and $4 million, respectively. These units reflect purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

During the second quarter and first six months of 2013, AllianceBernstein purchased 0.3 and 1.3 million Holding units for $7 million and $27 million, respectively. These units reflect open-market purchases of 0.3 million and 1.1 million Holding units for $7 million and $23 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

During the first six months of 2014, AllianceBernstein granted to employees and Eligible Directors 0.4 million restricted Holding awards. During the first six months of 2013, AllianceBernstein granted to employees and eligible Directors 6.8 million restricted Holding unit awards (including 6.5 million restricted Holding units granted in January 2013 for 2012 year-end awards). In the first six months of 2014, AllianceBernstein used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.

9)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2014 and 2013 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

During the second quarter of 2014, the IRS completed its examination of the Company’s 2006 and 2007 Federal corporate income tax returns and issued its Revenue Agent’s Report. The impact of these completed audits on the Company’s financial statements and unrecognized tax benefits in second quarter and first six months of 2014 was a tax benefit of $215 million.

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

AllianceBernstein Litigation

During first quarter 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics UK Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of AllianceBernstein’s subsidiaries organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim. AllianceBernstein believes that it has strong defenses to these claims, which were set forth in AllianceBernstein’s October 12, 2012 response to the Letter of Claim and AllianceBernstein’s June 27, 2014 Statement of Defence in response to the Claim, and will defend this matter vigorously.

In addition to the matters described above, a number of lawsuits, claims and assessments have been filed against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of plaintiffs and certain of these plaintiffs seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $7 million, $12 million, $11 million and $23 million, respectively, for the second quarter and first six months of 2014 and 2013.

AXA Equitable paid $154 million, $308 million, $156 million and $308 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first six months of 2014 and 2013. AXA Equitable charged AXA Distribution’s subsidiaries $62 million, $132 million, $61 million and $141 million, respectively, for their applicable share of operating expenses for the second quarter and first six months of 2014 and 2013, pursuant to the Agreements for Services.

At June 30, 2014 and December 31, 2013, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $6,641 million and $5,388 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the second quarter and first six months of 2014 and 2013 related to the UL and no lapse guarantee riders totaled approximately $113 million, $220 million, $122 million and $238 million, respectively. Ceded claims paid in the second quarter and first six months of 2014 and 2013 were $18 million, $48 million, $16 million and $35 million, respectively.

In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note paid interest semi-annually and was scheduled to mature on December 1, 2018. In June 2014, AXA Equitable repaid this note at par value plus interest accrued of $17 million to AXA Financial.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of June 30, 2014 and 2013 follow:

	June 30,
	2014	2013
	(In Millions)

Unrealized gains (losses) on investments	$808	$375
Defined benefit pension plans	(717)	(1,001)

Total accumulated other comprehensive income (loss)	91	(626)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	9	30

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$100	$(596)

The components of OCI, net-of-taxes for the second quarter and first six months of 2014 and 2013 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$352	$(1,004)	$743	$(1,203)
(Gains) losses reclassified into net earnings (loss) during the period(1)	25	12	21	21

Net unrealized gains (losses) on investments	377	(992)	764	(1,182)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(63)	171	(97)	205

Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $166 million, $(430) million, $354 million and $(517) million)	314	(821)	667	(977)

Change in defined benefit plans:
Net gain (loss) arising during the period	—	25	—	—
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net actuarial (gains) losses included in net periodic cost	21	55	40	55

Change in defined benefit plans (net of deferred income tax expense (benefit) of $10 million $43 million, $21 million and $30 million)(3)	21	80	40	55

Total other comprehensive income (loss), net of income taxes	335	(741)	707	(922)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(2)	5	(4)	9

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$333	$(736)	$703	$(913)

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(13) million, $(11) million, $(7) million and $(11) million for the second quarter and first six months of 2014 and 2013, respectively.

(2)

These AOCI components are included in the computation of net periodic costs (see Note 7). Reclassification adjustments shown net of income tax expense (benefit) of $10 million, $21 million, $30 million and $30 million for the second quarter and first six months of 2014 and 2013 respectively.

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

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the second quarter and first six months of 2014 and 2013, respectively, AXA Equitable recorded $2 million, $28 million, $53 million and $74 million pre-tax charges related to severance and lease write-offs. The amount recorded in the first six months of 2014, second quarter and first six months of 2013, included pre-tax charges of $22 million, $52 million and $52 million, respectively, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters.

14)	ACQUISITION BY ALLIANCEBERNSTEIN

On June 20, 2014, AllianceBernstein acquired an approximate 82% interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that manages approximately $3.0 billion in global core equity assets for institutional investors, for a cash payment of $64 million and assumed net liabilities of $5 million. AllianceBernstein also recorded redeemable noncontrolling interest of $17 million relating to the fair value of the remaining approximate 18% of CPH. The valuation of the fair value of assets and liabilities acquired has been determined provisionally. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the preliminary recognition of $86 million of goodwill as of June 30, 2014. Adjustments, if any, will be recorded to goodwill upon the completion of the valuation. This acquisition will not have a significant impact on revenues and earnings. As a result, the Company has not provided supplemental pro forma information.

15)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Segment revenues:
Insurance	$2,773	$(194)	$5,773	$(508)
Investment Management (1)	759	737	1,471	1,447
Consolidation/elimination	(8)	(6)	(14)	(10)

Total Revenues	$3,524	$537	$7,230	$929

(1)

Intersegment investment advisory and other fees of approximately $18 million, $35 million, $16 million and $32 million for the second quarter and first six months of 2014 and 2013, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$1,038	$(1,652)	$2,423	$(3,334)
Investment Management(2)	144	136	270	262
Consolidation/elimination	—	(1)	—	(1)

Total Earnings (Loss) from Continuing Operations, before income taxes	$1,182	$(1,517)	$2,693	$(3,073)

(2)	Net of interest expense incurred on securities borrowed.

	June 30, 2014	December 31, 2013
	(In Millions)

Segment assets:
Insurance	$178,772	$171,532
Investment Management	11,932	11,873
Consolidation/elimination	(3)	(4)

Total Assets	$190,701	$183,401

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $584.9 billion at June 30, 2014, of which approximately $480.2 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Minimum Income Benefit (“GMIB”) features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be lower than the $945 million and $1.9 billion consolidated net earnings of the Company and the $916 million and $1.9 billion consolidated net earnings of the Insurance segment for the second quarter and first six months of 2014, respectively. These earnings were largely due to the market driven increase in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) which were not fully offset by the increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales. In the second quarter and first six months of 2014, life insurance and annuities first year premiums and deposits by the Company increased by $82 million, or 4.2% and $206 million or 5.5% , respectively, from 2013, primarily due to increased sales of variable annuity products, which were partially offset by lower sales of life insurance products. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. Over the past several years, the Company has modified its product portfolio by developing new and innovative life insurance and annuity products with the objective of offering a balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. While these products have generally been well received in the marketplace, variable annuity products continue to account for the majority of the Company’s sales. The decrease in AXA Equitable sales of life insurance products reflects the impact that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, another life insurance subsidiary of AXA Financial, instead of AXA Equitable and lower sales of other interest sensitive and term life products. For additional information see “Item 1 Business and Item 1A – Risk Factors” included in the 2013 Form 10-K and “Premiums and Deposits” below.

GMDB/IB Buyback. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2013, the Company initiated a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which for New York State policyholders was initiated in second quarter 2014. The Company believes that this program is mutually beneficial to both the Company and policyholders, who no longer need or want the GMDB and GMIB rider. As a result of this program, the Company is assuming a change in the short term behavior of remaining policyholders, as those who do not accept are assumed to be less likely to surrender their contract over the short term.

Due to the differences in accounting recognition between the fair value of the reinsurance contract asset, the U.S. GAAP gross reserves and DAC, the net impact of the buyback in the second quarter and first six months of 2014 was a decrease to after-tax earnings of $14 million and $37 million, respectively. For additional information, see “Accounting for VA Guarantee Features” below.

Expense Management. In furtherance of the Company’s on-going efforts to reduce costs, manage expenses and operate more efficiently, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters and has sublet the vacated space. In the first six months of 2014, AXA Equitable recorded a non-cash pre-tax charge of $25 million related to the ongoing contractual operating lease obligations for this space and AXA Equitable’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

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

AllianceBernstein AUM. At AllianceBernstein, total assets under management (“AUM”) as of June 30, 2014 were $480.2 billion, an increase of $29.8 billion, or 6.6%, compared to December 31, 2013, and up $45.6 billion, or 10.5%, compared to June 30, 2013. During the first six months of 2014, AUM increased as a result of market appreciation of $23.1 billion, acquisitions of $2.9 billion and net inflows of $3.8 billion. During the twelve month period ended June 30, 2014, AUM increased as a result of market appreciation of $51.9 billion and acquisitions of $5.0 billion offset by net outflows of $11.3 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in the first six months of 2014, when the Company recognized approximately $546 million of income on free standing derivatives and $1.5 billion of income on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by the $493 million increase in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in the first six months of 2014, particularly during periods in which equity markets and/or interest rates change.

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the second quarters and first six months of 2014 and 2013 and the year ended December 31, 2013, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
	(In Millions)

Income (loss) on free-standing derivatives(1)	$87	$(638)	$546	$(1,526)	$(2,959)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	820	(1,149)	1,516	(2,337)	(4,297)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(244)	11	(493)	163	644

Total	$663	$(1,776)	$1,569	$(3,700)	$(6,612)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.4 billion at June 30, 2014) and/or letters of credit ($2.8 billion at June 30, 2014). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2013 Form 10-K.

2014 Refinements. In second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and GMAB liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase to the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Universal life and investment-type product policy fee income	$899	$853	$1,712	$1,750
Premiums	117	128	268	254
Net investment income (loss):
Investment income (loss) from derivative instruments	181	(739)	687	(1,646)
Other investment income (loss)	557	529	1,152	1,094

Total net investment income (loss)	738	(210)	1,839	(552)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(38)	(50)	(51)	(64)
Portion of loss recognized in other comprehensive income	—	15	—	15

Net impairment losses recognized	(38)	(35)	(51)	(49)
Other investment gains (losses), net	4	1	19	(1)

Total investment gains (losses), net	(34)	(34)	(32)	(50)

Commissions, fees and other income	984	949	1,927	1,864
Increase (decrease) in the fair value of the reinsurance contract asset	820	(1,149)	1,516	(2,337)

Total revenues	3,524	537	7,230	929

Policyholders’ benefits	794	539	1,606	967
Interest credited to policyholders’ account balances	358	251	654	632
Compensation and benefits	466	449	896	872
Commissions	287	292	573	573
Distribution related payments	101	112	198	221
Amortization of deferred sales commission	9	10	18	21
Interest expense	17	25	35	53
Amortization of deferred policy acquisition costs	62	120	78	159
Capitalization of deferred policy acquisition costs	(153)	(162)	(312)	(321)
Rent expense	40	42	83	85
Amortization of other intangible assets	6	6	13	12
Other operating costs and expenses	355	370	695	728

Total benefits and other deductions	2,342	2,054	4,537	4,002

Earnings (loss) from continuing operations before income taxes	1,182	(1,517)	2,693	(3,073)
Income tax (expense) benefit	(144)	549	(599)	1,171

Net earnings (loss)	1,038	(968)	2,094	(1,902)
Less: net (earnings) loss attributable to the noncontrolling interest	(93)	(83)	(172)	(153)

Net Earnings (Loss) Attributable to AXA Equitable	$945	$(1,051)	$1,922	$(2,055)

The consolidated earnings (loss) narrative that follows discusses the results for the second quarter and first six months ended June 30, 2014 compared to the comparable 2013 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net earnings attributable to the Company in second quarter 2014 were $945 million, an increase of $2.0 billion from the $1.1 billion of net loss attributable to the Company in second quarter 2013. The increase is primarily attributable to an increase in the fair value of the reinsurance contract asset and investment income from derivatives which were not fully offset by the increase in reserves in the second quarter of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments which were not fully offset by the decrease in reserves for the 2013 comparable prior period. The Company recorded an income tax expense in second quarter 2014 as compared to an income tax benefit in second quarter 2013.

Net earnings attributable to the noncontrolling interest were $93 million in second quarter 2014 as compared to $83 million for second quarter 2013. The increase was principally due to higher earnings from AllianceBernstein in second quarter 2014 as compared to second quarter 2013.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.0 billion in second quarter 2014, an increase of $2.0 billion from a net loss of $968 million reported for second quarter 2013. The Insurance segment’s net earnings in second quarter 2014 were $916 million, an increase of $2.0 billion from $1.1 billion net loss in second quarter 2013, while the net earnings for the Investment Management segment totaled $122 million, an $11 million increase from the $111 million in net earnings in second quarter 2013.

Income tax expense in second quarter 2014 was $144 million, primarily due to the pre-tax earnings in the Insurance segment, compared to an income tax benefit of $549 million in second quarter 2013, primarily due to the pre-tax losses in the Insurance segment. Income tax expense in the second quarter 2014 was reduced by a $215 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for second quarter 2014 and 2013 were computed using an estimated annual effective tax rate. In second quarter 2014 and 2013, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $1.2 billion in second quarter 2014, an increase of $2.7 billion from the $1.5 billion in pre-tax losses reported in second quarter 2013. The Insurance segment’s earnings from continuing operations totaled $1.0 billion in second quarter 2014, $2.7 billion higher than the $1.7 billion loss in second quarter 2013. The higher pre-tax earnings in second quarter 2014 as compared to second quarter 2013 were primarily due to an increase in the fair value of the reinsurance contract asset and investment income from derivatives not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves in the second quarter of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments partially offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves in the 2013 comparable period. The Investment Management segment’s earnings from continuing operations were $144 million in second quarter 2014, $8 million higher than the $136 million reported in second quarter 2013. Included in the second quarter 2014 were higher commission fees and other income and lower distribution related payments offset by lower investment income and higher compensation and benefits.

Total revenues were $3.5 billion in second quarter 2014, an increase of $3.0 billion from $537 million reported in second quarter 2013. The Insurance segment reported a $3.0 billion increase in its revenues and the Investment Management segment had a $22 million increase. The increase of Insurance segment revenues to $2.8 billion in second quarter 2014 from the $194 million negative revenues in second quarter 2013 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $820 million as compared to the $1.1 billion decrease in second quarter 2013 and $194 million of investment income from derivatives as compared to a loss of $747 million in second quarter 2013 and $46 million higher universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $759 million in second quarter 2014 as compared to $737 million in second quarter 2013 was primarily due to $33 million higher investment advisory and services fees, $17 million increase in investment gains and $5 million higher Bernstein research services, offset by $21 million lower investment income and $11 million lower distribution revenues.

Total benefits and expenses were $2.3 billion in second quarter 2014, an increase of $288 million from the $2.0 billion total for second quarter 2013. The Insurance segment’s total benefits and expenses were $1.7 billion, an increase of $277 million from the second quarter 2013 total of $1.5 billion. The Investment Management segment’s total expenses for second quarter 2014 were $615 million, $14 million higher than the $601 million in expenses in second quarter 2013. The Insurance segment’s increase was principally due to $255 million higher policyholders’ benefits and $107 million higher interest credited to policyholders’ account balances partially offset by lower DAC amortization ($62 million in second quarter 2014 as compared to $120 million in second quarter 2013) and $16 million lower other operating costs and expenses. The increase in expenses for the Investment Management segment was principally due to $22 million higher compensation and benefit expenses, $4 million higher other operating costs and expenses partially offset by $11 million lower distribution related payments.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net earnings attributable to the Company in the first six months of 2014 were $1.9 billion, an increase of $4.0 billion from the $2.0 billion of net loss attributable to the Company in the first six months of 2013. The increase is primarily attributable to an increase in the fair value of the reinsurance contract asset and investment income from derivatives which were not fully offset by the increase in reserves in the first six months of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments which were not fully offset by the decrease in reserves for the 2013 comparable prior period. The Company recorded an income tax expense in the first six months of 2014 as compared to an income tax benefit in the first six months of 2013.

Net earnings attributable to the noncontrolling interest were $172 million in the first six months of 2014 as compared to $153 million for the first six months 2013. The increase was principally due to higher earnings from AllianceBernstein in the first six months of 2014 as compared to the first six months of 2013.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $2.1 billion in the first six months of 2014, an increase of $4.0 billion from a net loss of $1.9 billion reported for the first six months of 2013. The Insurance segment’s net earnings in the first six months of 2014 were $1.9 billion, an increase of $4.0 billion from the $2.1 billion net loss in the first six months of 2013, while the net earnings for the Investment Management segment totaled $226 million, an $18 million increase from the $208 million in net earnings in the first six months of 2013.

Income tax expense in the first six months of 2014 was $599 million, primarily due to the pre-tax earnings in the Insurance segment, compared to an income tax benefit of $1.2 billion in the first six months of 2013, primarily due to the pre-tax losses in the Insurance segment. Income tax expense in the first six months of 2014 was reduced by a $215 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for the first six months of 2014 and 2013 were computed using an estimated annual effective tax rate. In the first six months of 2014 and 2013, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $2.7 billion in the first six months of 2014, an increase of $5.8 billion from the $3.1 billion in pre-tax losses reported in the first six months of 2013. The Insurance segment’s earnings from continuing operations totaled $2.4 billion in the first six months of 2014, $5.7 billion higher than the $3.3 billion loss in the first six months of 2013. The higher pre-tax earnings in the first six months of 2014 as compared to the first six months of 2013 were primarily due to an increase in the fair value of the reinsurance contract asset and investment income from derivatives not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves in the first six months of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments partially offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves in the 2013 comparable period. The Investment Management segment’s earnings from continuing operations were $270 million in the first six months of 2014, $8 million higher than $262 million of net earnings in the first six months of 2013. Included in the first six months of 2014 were higher commission fees and other income and lower distribution related payments offset by lower investment income and higher other operating expenses.

Total revenues were $7.2 billion in the first six months of 2014, an increase of $6.3 billion from $929 million reported in the first six months of 2013. The Insurance segment reported a $6.3 billion increase in its revenues and the Investment Management segment had a $24 million increase. The increase of Insurance segment revenues to $5.8 billion in the first six months of 2014 from the $508 million negative revenues in the first six months of 2013 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $1.5 billion as compared to the $2.3 billion decrease in the first six months of 2013 and $706 million of investment income from derivatives as compared to a loss of $1.6 billion in the first six months of 2013 partially offset by $38 million lower universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $1.5 billion in the first six months of

2014 as compared to $1.4 billion in the first six months of 2013 was primarily due to $44 million higher investment advisory and services fees, $18 million higher Bernstein research services and $19 million higher investment gains offset by $33 million lower investment income and $24 million lower distribution revenues.

Total benefits and expenses were $4.5 billion in the first six months of 2014, an increase of $535 million from the $4.0 billion total for the first six months of 2013. The Insurance segment’s total benefits and expenses were $3.4 billion, an increase of $524 million from the first six months of 2013 total of $2.8 billion. The Investment Management segment’s total expenses for the first six months of 2014 were $1.2 billion, $16 million higher than the $1.2 billion in expenses in the first six months of 2013. The Insurance segment’s increase was principally due to $639 million higher policyholders’ benefits and $22 million higher interest credited to policyholders’ account balances partially offset by $43 million lower other operating costs and expenses and lower DAC amortization ($78 million in the first six months of 2014 as compared to $159 million in the first six months of 2013). The increase in expenses for the Investment Management segment was principally due to $27 million higher compensation and benefit expenses and $14 million higher other operating costs and expenses partially offset by $23 million lower distribution related payments.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Universal life and investment-type product policy fee income	$899	$853	$1,712	$1,750
Premiums	117	128	268	254
Net investment income (loss):
Investment income (loss) from derivative instruments	194	(747)	706	(1,647)
Other investment income (loss)	531	502	1,110	1,036

Total net investment income (loss)	725	(245)	1,816	(611)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(38)	(50)	(51)	(64)
Portion of losses recognized in other comprehensive income	—	15	—	15

Net impairment losses recognized	(38)	(35)	(51)	(49)
Other investment gains (losses), net	(1)	13	16	15

Total investment gains (losses), net	(39)	(22)	(35)	(34)

Commissions, fees and other income	251	241	496	470
Increase (decrease) in the fair value of the reinsurance contract asset	820	(1,149)	1,516	(2,337)

Total revenues	2,773	(194)	5,773	(508)

Policyholders’ benefits	794	539	1,606	967
Interest credited to policyholders’ account balances	358	251	654	632
Compensation and benefits	131	136	252	254
Commissions	287	292	573	573
Amortization of deferred policy acquisition costs	62	120	78	159
Capitalization of deferred policy acquisition costs	(153)	(162)	(312)	(321)
Rent expense	7	9	17	20
Interest expense	17	25	35	52
All other operating costs and expenses	232	248	447	490

Total benefits and other deductions	1,735	1,458	3,350	2,826

Earnings (Loss) from Continuing Operations, before Income Taxes	$1,038	$(1,652)	$2,423	$(3,334)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

In second quarter 2014, the Insurance segment’s revenues increased $3.0 billion to $2.8 billion from negative revenues of $194 million in second quarter 2013. The increase was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $820 million as compared to a decrease of $1.1 billion in second quarter 2013, $194 million of investment income from derivatives as compared to a loss of $747 million in second quarter 2013 and an increase of $46 million in Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income totaled $899 million in second quarter 2014, $46 million higher than the $853 million in second quarter 2013. The increase was principally due to higher fees earned on higher average Separate Account balances primarily due to market appreciation and higher fees earned on higher General Account policyholder account balances primarily due to increased deposits and transfers from Separate Accounts.

Premiums totaled $117 million in second quarter 2014, $11 million lower than the $128 million in second quarter 2013. This decrease primarily resulted from $15 million lower assumed premiums and $7 million lower premiums for traditional life policies in the Closed Block partially offset by $8 million lower ceded premiums.

Net investment income increased $970 million to $725 million in second quarter 2014 from a $245 million loss in second quarter 2013. The increase resulted from a $941 million increase in investment income from derivative instruments and a $29 million increase in other investment income. The Insurance segment reported $194 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $747 million in second quarter 2013. The second quarter 2014 investment income from derivatives was primarily driven by a decrease in interest rates partially offset by improvements in equity markets during second quarter 2014. The 2013 losses from derivative instruments were driven by the impact of higher interest rates and improvements in equity markets. Other investment income increased $29 million from $502 million in second quarter 2013 primarily due to the increases of $45 million from trading securities and an $18 million increase in other investment income primarily from increases in income from short-term investments and earnings on Separate Accounts surplus partially offset by a decrease of $18 million from fixed maturities and $16 million of equity income from limited partnerships.

Investment gains (losses), net was a loss of $39 million in second quarter 2014, as compared to a loss of $22 million in second quarter 2013. The Insurance segment’s net losses in second quarter 2014 were primarily due to $38 million of writedowns of fixed maturities recognized in earnings primarily related to CMBS securities and a $6 million addition to the mortgage loan valuation allowance partially offset by $7 million of gains on sales and maturities of mortgage loans. The second quarter 2013 Insurance segment net losses were primarily due to $35 million of writedowns of fixed maturities recognized in earnings, substantially all of which related to CMBS securities partially offset by $15 million of investment gains on sales of fixed maturities.

Commissions, fees and other income increased $10 million to $251 million in second quarter 2014 as compared to $241 million in second quarter 2013. This increase was primarily due to $8 million higher gross investment management and distribution fees from EQAT/VIP.

In second quarter 2014, there was a $820 million increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to the $1.1 billion decrease in its fair value in second quarter 2013; both periods’ changes reflected existing capital market conditions. Included in second quarter 2014 was the impact from refinements to the fair value calculation of the GMIB reinsurance contract asset which increased the fair value of the reinsurance contract asset by $510 million, the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $832 million and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $313 million. Included in second quarter 2013 was the impact of increasing interest rates and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $1.6 billion and $62 million, respectively, partially offset by the impact of refining the projection of future GMIB costs in second quarter 2013 which increased the fair value of the reinsurance contract asset by $376 million.

Benefits and Other Deductions

In second quarter 2014, total benefits and other deductions increased $277 million to $1.7 billion from $1.5 billion in second quarter 2013. The Insurance segment’s increase was principally due to an increase in policyholders’ benefits and higher interest credited to policyholders’ account balances partially offset by lower other operating expenses and DAC amortization.

Policyholders’ benefits increased $255 million to $794 million in second quarter 2014 from $539 million in second quarter 2013. The increase was primarily due to the $245 million increase in GMDB/GMIB reserves in second quarter 2014 compared to a $26 million increase in GMDB/GMIB reserves in second quarter 2013 and a $36 million lower decrease in GWBL and GMAB reserves; both periods reflecting changes in interest rates and equity markets. In second quarter 2014, benefits paid and other changes in policyholder’s benefits increased $26 million to $492 from $466 million in comparable 2013 period. The second quarter 2013 decrease in GMDB/GMIB reserves was reduced by $177 million related to refining the projection of future GMIB costs.

In second quarter 2014, interest credited to policyholders’ account balances totaled $358 million, an increase of $107 million from the $251 million reported in second quarter 2013 primarily due to higher interest credited on SCS variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits remained relatively unchanged in second quarter 2014 as compared to second quarter 2013.

In second quarter 2014, commissions totaled $287 million; a decrease of $5 million from $292 million in second quarter 2013 principally due to lower first year sales of life insurance products.

In second quarter 2014, interest expense totaled $17 million; a decrease of $8 million from $25 million in second quarter 2013. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial in second quarter 2013.

DAC amortization was $62 million in second quarter 2014, a decrease of $58 million from $120 million of amortization in second quarter 2013. The decrease in DAC amortization is primarily due to $61 million higher favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At June 30, 2014, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At June 30, 2014, current projections of future average gross market returns assume a 0.0% annualized return for the next 8 quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in 15 quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2013 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $153 million in second quarter 2014, a decrease of $9 million from the $162 million reported in second quarter 2013. The decrease was primarily due to $5 million decrease in deferrable operating expenses and a $4 million decrease in first year commissions.

Other operating costs and expenses totaled $232 million in second quarter 2014, a decrease of $16 million from the $248 million reported in second quarter 2013. The decrease of $16 million is primarily related to the absence of the non-cash pre-tax charge of $52 million related to the contractual operating lease obligations for the occupancy in the Company’s 1290 Avenue of the Americas location recorded in second quarter 2013 offset by $28 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

In the first six months of 2014, the Insurance segment’s revenues increased $6.3 billion to $5.8 billion from negative revenues of $508 million in the first six months of 2013. The increase was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $1.5 billion as compared to a decrease of $2.3 billion in the first six months of 2013 and $706 million of investment income from derivatives as compared to a loss of $1.6 billion in the first six months of 2013 partially offset by $38 million lower Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income totaled $1.7 billion in the first six months of 2014, $38 million lower than the $1.8 billion in the first six months of 2013. The decrease was principally due to an increase in the initial fee liability of $32 million in the first six months of 2014 which resulted from favorable changes in expected future margins on variable and interest-sensitive life products compared to a $43 million decrease of the initial fee liability in the first six months of 2013 which was primarily driven by an updated premium projection which resulted in higher expected future deferred loads.

Premiums totaled $268 million in the first six months of 2014, $14 million higher than the $254 million in the first six months of 2013. This increase primarily resulted from $17 million lower ceded premiums partially offset by $4 million lower premiums for traditional life policies in the Closed Block.

Net investment income increased $2.4 billion to $1.8 billion in the first six months of 2014 from a $611 million loss in the first six months of 2013. The increase resulted from a $2.3 billion increase in investment income from derivative instruments and a $74 million increase in other investment income. The Insurance segment reported $706 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $1.6 billion in the first six months of 2013. The first six months of 2014 investment income from derivatives was primarily driven by a decrease in interest rates partially offset by improvements in equity markets during the first six months of 2014. The first six months of 2013 losses from derivative instruments were driven by the impact of higher interest rates and improvements in equity markets. Other investment income increased $74 million from $1.0 billion in the first six months of 2013 primarily due to the increases of $54 million from trading securities and $34 million of equity income from limited partnerships partially offset by a decrease of $30 million from fixed maturities.

Investment gains (losses), net was a loss of $35 million in the first six months of 2014, as compared to a loss of $34 million in the first six months of 2013. The Insurance segment’s net loss in the first six months of 2014 was primarily due to $51 million of writedowns of fixed maturities recorded in earnings primarily related to CMBS securities and a $6 million addition to the mortgage loan valuation allowance partially offset by $19 million of gains on net sales of fixed maturities and $7 million in gains on net sales of mortgage loans on real estate. The first six months of 2013 losses were primarily due to $50 million of writedowns of fixed maturities recorded in earnings, substantially all of which related to CMBS securities and a $4 million addition to the mortgage loans valuation allowance partially offset by $18 million of gains on net sales of fixed maturities and $2 million in gains on net sales of mortgage loans on real estate.

Commissions, fees and other income increased $26 million to $496 million in the first six months of 2014 as compared to $470 million in the first six months of 2013. This increase was primarily due to $20 million higher gross investment management and distribution fees from EQAT/VIP.

In the first six months of 2014, there was a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to the $2.3 billion decrease in its fair value in the first six months of 2013; both periods’ changes reflected existing capital market conditions. Included in the first six months of 2014 was the impact from refinements to the fair value calculation of the GMIB reinsurance contract asset which increased the fair value of the reinsurance contract asset by $510 million, the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $1.7 billion and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $384 million. Included in the first six months of 2013 was the impact of increasing interest rates and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $2.0 billion and $726 million, respectively, partially offset by the impact of refining the projection of future GMIB costs which increased the fair value of the reinsurance contract asset by $376 million.

Benefits and Other Deductions

In the first six months of 2014, total benefits and other deductions increased $524 million to $3.3 billion from $2.8 billion in the first six months of 2013. The Insurance segment’s increase was principally due to an increase in policyholders’ benefits and interest credited to policyholders’ account balances partially offset by lower other operating expenses and DAC amortization.

Policyholders’ benefits increased $639 million to $1.6 billion in the first six months of 2014 from $967 million in the first six months of 2013. The increase was primarily due to the $485 million increase in GMDB/GMIB reserves and an $8 million increase in GWBL and GMAB reserves compared to an $80 million decrease in GMDB/GMIB reserves and an $83 million decrease in the GWBL and GMAB reserves in the first six months of 2013; both periods reflecting changes in interest rate and equity markets. In the first six months of 2014, benefits paid and other changes in policyholder’s benefits increased $85 million to $981 million from $896 million in the comparable 2013 period. The first six months of 2014 increase in

GMDB/GMIB reserves was partially offset by a $110 million decrease in GMIB/DB reserves resulting from an out-of-period adjustment related to model refinements. The first six months of 2013 policyholder benefits included a $177 million increase in GMIB reserves related to refining the projection of future GMIB costs and a $56 million increase in the premium deficiency reserve recorded for the major medical business.

In the first six months of 2014, interest credited to policyholders’ account balances totaled $654 million, an increase of $22 million from the $632 million reported in the first six months of 2013 primarily due to higher interest credited on SCS variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits remained relatively unchanged in the first six months of 2014 as compared to the first six months of 2013.

Total commissions remained relatively unchanged in the first six months of 2014 as compared to the first six months of 2013.

In the first six months of 2014, interest expense totaled $35 million; a decrease of $17 million from $52 million in the first six months of 2013. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial in second quarter 2013.

DAC amortization was $78 million in the first six months of 2014, a decrease of $81 million from $159 million of amortization in the first six months of 2013. The decrease in DAC amortization is primarily due to $61 million higher favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

DAC capitalization totaled $312 million in the first six months of 2014, a decrease of $9 million from the $321 million reported in the first six months of 2013. The decrease was primarily due to a $5 million decrease in deferrable operating expenses and a $4 million decrease in first year commissions.

Other operating costs and expenses totaled $447 million in the first six months of 2014, a decrease of $43 million from the $490 million reported in the first six months of 2013. The decrease of $43 million is primarily related to a decrease in a one-time severance and lease write-offs of $46 million as a result of the second quarter 2013 non-cash pre-tax charge related to the reduction in office space in the Company’s 1290 Avenue of Americas, New York, NY headquarters partially offset by a $9 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic. Among other things, features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors.

The following table lists sales for major insurance product lines for second quarter and first six months of 2014 and 2013. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
Retail:
Annuities
First year	$874	$858	$1,733	$1,697
Renewal	566	585	1,114	1,086

	1,440	1,443	2,847	2,783

Life(1)
First year	41	42	78	86
Renewal	416	430	851	877

	457	472	929	963

Other(2)
First year	3	3	5	6
Renewal	48	62	108	109

	51	65	113	115

Total retail	1,948	1,980	3,889	3,861

Wholesale:
Annuities
First year	1,094	1,016	2,090	1,891
Renewal	45	36	88	83

	1,139	1,052	2,178	1,974

Life(1)
First year	7	18	16	36
Renewal	153	150	314	297

	160	168	330	333

Total wholesale	1,299	1,220	2,508	2,307

Total Premiums and Deposits	$3,247	$3,200	$6,397	$6,168

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for second quarter 2014 were $3.3 billion, a $47 million increase from $3.2 billion in second quarter 2013 while total first year premiums and deposits increased $82 million to $2.0 billion in second quarter 2014 from $1.9 billion in second quarter 2013. The annuity line’s first year premiums and deposits increased $94 million to $2.0 billion principally due to the $93 million increase in variable annuities’ sales as a result of higher sales of Retirement Cornerstone® ($78 million increase in wholesale and $15 million in the retail channel). First year premiums and deposits for the life insurance products decreased $12 million, primarily due to the $8 million and $2 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The decrease in AXA Equitable sales of life insurance products reflects the impact that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, instead of AXA Equitable and lower sales of other interest sensitive and term life products.

Total premiums and deposits for insurance and annuity products for the first six months of 2014 were $6.4 billion, a $229 million increase from $6.2 billion in the first six months of 2013 while total first year premiums and deposits increased $206 million to $3.9 billion in the first six months of 2014 from $3.7 billion in the first six months of 2013. The annuity line’s first year premiums and deposits increased $235 million to $3.8 billion principally due to an increase in variable annuities’ sales as a result of higher sales of Retirement Cornerstone® ($199 million increase in wholesale and $36 million in the retail channel). First year premiums and deposits for the life insurance products decreased $28 million, primarily due to the $15 million and $7 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The decrease in AXA Equitable sales of life insurance products reflects the impact that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, instead of AXA Equitable and lower sales of other interest sensitive and term life products.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended June 30,		Six Months Ended June 30,		Rates(1) Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)

Annuities	$2,025	$1,740	$5,110	$3,340	8.8%	6.4%
Variable and interest-sensitive life	188	197	380	444	3.7%	4.5%
Traditional life	50	56	101	113	2.6%	2.9%

Total	$2,263	$1,993	$5,591	$3,897

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $270 million, from $2.0 billion in second quarter 2013 to $2.3 billion for second quarter 2014. There was an increase of $285 million in individual annuities surrenders and withdrawals with decreases of $9 million and $6 million, respectively, in variable and interest sensitive and traditional life products. The increase in annuities surrenders for the second quarter of 2014 includes $300 million of surrenders related to the buyback program the Company initiated in third quarter 2013 (which for New York State policyholders was initiated second quarter 2014) to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts.

Surrenders and withdrawals increased $1.7 billion, from $3.9 billion in the first six months of 2013 to $5.6 billion for the first six months of 2014. There was an increase of $1.8 billion in individual annuities surrenders and withdrawals with decreases of $64 million and $12 million, respectively, in variable and interest sensitive and traditional life products. The annualized annuities surrender rate increased to 8.8% in the first six months of 2014 from 6.4% in the first six months of 2013. The increase in annuities surrenders for the first six months of 2014 includes $1.5 billion, of surrenders related to the buyback program the Company initiated in third quarter 2013 (which for New York State policyholders was initiated second quarter 2014) to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of this program, the Company expects a change in the short term behavior of policyholders, as those who did not accept the offer are assumed to be less likely to lapse their contract over the short term. The individual life insurance products’ annualized surrender rate decreased to 3.4% in the first six months of 2014 from 4.1% in the first six months of 2013.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the second quarter and first six months of 2014 and 2013.

Investment Management - Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$492	$459	$947	$903
Bernstein research services	119	114	242	224
Distribution revenues	110	121	216	240
Other revenues(1)	27	28	54	54

Commissions, fees and other income	748	722	1,459	1,421

Investment income (loss)	6	28	10	44
Less: interest expense to finance trading activities	—	(1)	(1)	(2)

Net investment income (loss)	6	27	9	42

Investment gains (losses), net	5	(12)	3	(16)

Total revenues	759	737	1,471	1,447

Expenses:
Compensation and benefits	335	313	645	618
Distribution related payments	101	112	198	221
Amortization of deferred sales commissions	9	10	18	21
Real estate charge	(2)	1	1	2
Interest expense	—	—	—	1
Rent expense	33	33	66	65
Amortization of other intangible assets, net	6	6	13	12
Other operating costs and expenses	133	126	260	245

Total expenses	615	601	1,201	1,185

Earnings (Loss) from Operations before Income Taxes	$144	$136	$270	$262

(1)

Included fees earned by AllianceBernstein totaling $7 million, $15 million, $9 million and $18 million in the second quarter and first six months of 2014 and 2013, respectively, for services provided to the Company.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations were $144 million, an increase of $8 million from pre-tax earnings of $136 million in the second quarter of 2013.

Revenues totaled $759 million in second quarter 2014, an increase of $22 million from $737 million in second quarter 2013. The increase is primarily due to higher Investment advisory services fees and Bernstein research services of $33 million and $5 million, respectively, offset by decreases in net investment income and Distribution revenues of $21 million and $11 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. In second quarter 2014, investment advisory and services fees totaled $492 million, an increase of $33 million from the $459 million in second quarter 2013. The increases includes an increase in base fees and performance-based fees of $19 million and $14 million, respectively. The increase in base fees is primarily attributable to an increase in average AUM. Private Client base and performance fees increased $23 million primarily as a result of an increase in average billable AUM. Retail investment advisory and services fees increased $10 million due to a $9 million increase in performance-based fees and a $1 million increase in base fees. Retail average AUM increased during the second quarter of 2014, as compared to the second quarter 2013. The essentially flat base fees as compared to an increase in average AUM in both periods is primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Bernstein research revenues increased $5 million in second quarter 2014 as compared to second quarter 2013 primarily due to strong growth in Europe and Asia.

Distribution revenues decreased $11 million in the second quarter 2014 as compared to second quarter 2013, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $21 million decrease in net investment income (loss) to income of $6 million in second quarter 2014 as compared to income of $27 million was principally due to the decrease in income from derivative instruments ($13 million derivative losses from derivative instruments in second quarter 2014 as compared to income from derivative instruments of $8 million in the comparable period). The decrease in other investment income is primarily related to an $18 million decrease in investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($0 in the second quarter of 2014 as compared to $18 million in second quarter 2013) offset by $12 million higher investment income on seed money investments and unrealized gains on equity trading securities ($8 million of income in second quarter 2014 as compared to $4 million of losses in second quarter of 2013).

The $5 million of investment gains in second quarter 2014 was related to gains on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $615 million in second quarter 2014, an increase of $14 million from the $601 million in second quarter 2013 as higher compensation and benefits and other operating costs were partially offset by lower distribution related payments.

For second quarter 2014, employee compensation and benefits expenses for the Investment Management segment were $335 million as compared to $313 million in second quarter 2013. The increase was primarily attributable to $22 million higher short-term and long-term deferred incentive compensation and $8 million higher base compensation partially offset by an $8 million decrease in commissions.

The distribution related payments decreased $11 million to $101 million in second quarter 2014 from $112 million in the second quarter 2013 primarily as a result of lower distribution revenues.

The $7 million increase in other operating costs and expenses to $133 million for second quarter 2014 as compared to $126 million in second quarter 2013 was primarily due to higher professional fees and general and administrative expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first six months of 2014 were $270 million, an increase of $8 million from pre-tax earnings of $262 million in the first six months of 2013.

Revenues totaled $1.5 billion in the first six months of 2014, an increase of $24 million from $1.4 billion in the first six months of 2013. The increase is primarily due to higher Investment advisory services fees and Bernstein research and of $44 million and $18 million, respectively, partially offset by decreases in net investment income and Distribution revenues of $33 million and $24 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. In the first six months of 2014, investment advisory and services fees totaled $947 million, an increase of $44 million from the $903 million in the first six months of 2013. The increase included increases in base fees and performance-based fees of $34 million and $6 million, respectively. The increase in base fees is primarily attributable to an increase in average AUM. Private Client base and performance fees increased $40 million primarily as a result of an increase in average billable AUM. Retail investment advisory and services fees increased $6 million due to a $9 million increase in performance-based fees partially offset by a $3 million decrease in base fees. Retail average AUM increased during the first six months of 2014, as compared to the first six months of 2013. The essentially flat base fees as compared to an increase in average AUM in both periods is primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Bernstein research revenues increased $18 million in the first six months of 2014 as compared to the first six months of 2013 primarily due to strong growth across all geographies, particularly in Europe.

Distribution revenues decreased $24 million in the first six months of 2014 as compared to the first six months of 2013, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $33 million decrease in net investment income (loss) to income of $9 million in the first six months of 2014 as compared to income of $42 million in the first six months of 2013 was primarily due to $22 million lower investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($4 million of investment loss in the first six months of 2014 as compared to $18 million of investment income in the first six months of 2013) and $20 million lower investment income from derivative instruments ($19 million derivative losses from derivative instruments in the first six months of 2014 as compared to income from derivative instruments of $1 million in the comparable period) partially offset by $8 million higher investment income on seed money investments and unrealized gains on equity trading securities ($17 million of income in the first six months of 2014 as compared to $9 million in the first six months of 2013).

Investment gains (losses), net were gains of $3 million in the first six months of 2014 as compared to losses of $16 million in the first six months of 2013 principally from realized and unrealized gains (losses) on deferred compensation related investments

Expenses

The Investment Management segment’s total expenses were $1.2 billion in the first six months of 2014, an increase of $16 million from the $1.2 billion in the first six months of 2013 as higher compensation and benefits and other operating costs were partially offset by lower distribution related payments.

For the first six months of 2014, employee compensation and benefits expenses for the Investment Management segment were $645 million as compared to $618 million in the first six months of 2013. The increase was primarily attributable to $25 million higher short-term and long-term deferred incentive compensation and $13 million higher base compensation partially offset by an $11 million decrease in commissions.

The distribution related payments decreased $23 million to $198 million in the first six months of 2014 from $221 million in the first six months of 2013 primarily as a result of lower distribution revenues.

The $14 million increase in other operating costs and expenses to $261 million for the first six months of 2014 as compared to $247 million in the first six months of 2013 was primarily due to higher professional fees and general and administrative expenses.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
FEES
Third party	$479	$445	$916	$875
General Account and other	7	8	17	16
Insurance Group Separate Accounts	7	6	14	12

Total Fees	$493	$459	$947	$903

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$404,053	$365,701
General Account and other			42,673	40,878
Insurance Group Separate Accounts			33,469	28,021

Total AllianceBernstein			480,195	434,600

Insurance Group
General Account and other(2)			22,974	11,072
Insurance Group Separate Accounts			81,770	73,615

Total Insurance Group			104,744	84,687

Total by Account:
Third party(1)			404,053	365,701
General Account and other(2)			65,647	51,950
Insurance Group Separate Accounts			115,239	101,636

Total Assets Under Management			$584,939	$519,287

(1)

Includes $44.1 billion and $47.3 billion of assets managed on behalf of AXA affiliates at June 30, 2014 and 2013, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $16.4 billion and $6.1 billion at June 30, 2014 and 2013, respectively, as well as mortgages and equity real estate totaling $6.5 billion and $5.0 billion at June 30, 2014 and 2013, respectively.

Fees for assets under management increased 4.87% the first six months of 2014 from the comparable period, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at June 30, 2014 increased $65.6 billion to $584.9 billion. The $65.6 billion increase at June 30, 2014 as compared to June 30, 2013 resulted from increases in EQAT’s, VIP’s and market appreciation.

AllianceBernstein assets under management at June 30, 2014 totaled $480.2 billion as compared to $434.6 billion at June 30, 2013. The $45.6 billion increase was due to $51.9 billion of market appreciation and $5.0 billion of acquisitions partially offset by net outflows of $11.3 billion. In the Retail, Institutional Investment and Private Client Channel, respectively, there were $41.5 billion, $23.4 billion and $7.1 billion of inflows offset by $45.2 billion, $29.4 billion and $8.7 billion of outflows. At June 30, 2014, non-U.S. clients accounted for 36% of the total AUM.

Performance of AllianceBernstein’s major Equity services was mixed in the three month and six month periods ending June 30, 2014. AllianceBernstein’s major large cap services produced strong absolute returns, with relative returns mostly not far from the benchmark in an environment of unusually low volatility. Several services suffered from a sharp rotation in market leadership away from stocks with strong recent performance. The strongest out-performance came from Emerging Market Value, as a result of strong stock selection and a less negative environment for value stocks in emerging markets. Other major Value services are more modestly ahead of their benchmarks for the full year. AllianceBernstein’s U.S. Cap U.S. Growth and Select U.S. Equity services lagged their benchmarks for the full year, although U.S. Large Cap Growth made back some ground in the second quarter. In the U.S. Small and Mid Cap universe, AllianceBernstein’s Value services produced stronger returns than the Growth services over both periods.

Changes in assets under management at AllianceBernstein for the three and six months ended June 30, 2014 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1
Long-term flows:
Sales/new accounts	3.7	1.2	15.5	1.0	0.1	2.1	23.6
Redemptions/terminations	(3.8)	(0.7)	(6.8)	(1.2)	(0.1)	(0.7)	(13.3)
Cash flow/unreinvested dividends	(0.8)	(0.7)	(1.2)	0.1	0.5	0.1	(2.0)

Net long-term (outflows) inflows	(0.9)	(0.2)	7.5	(0.1)	0.5	1.5	8.3
Acquisition	2.9	—	—	—	—	—	2.9
Market appreciation	5.2	2.4	5.3	0.5	0.2	1.3	14.9

Net change	7.2	2.2	12.8	0.4	0.7	2.8	26.1

Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	7.9	1.3	22.9	2.4	0.3	3.7	38.5
Redemptions/terminations	(7.4)	(0.9)	(14.4)	(2.0)	(0.4)	(3.0)	(28.1)
Cash flow/unreinvested dividends	(1.6)	(2.4)	(3.5)	0.2	0.1	0.6	(6.6)

Net long-term (outflows) inflows	(1.1)	(2.0)	5.0	0.6	—	1.3	3.8
Acquisition	2.9	—	—	—	—	—	2.9
Market appreciation	6.2	3.1	10.2	1.1	0.5	2.0	23.1

Net change	8.0	1.1	15.2	1.7	0.5	3.3	29.8

Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Three Months Ended June 30,		$ Change	%	Six Months Ended June 30,		$ Change	%
	2014	2013		Change	2014	2013		Change
	(In Billions)
Distribution Channel:
Institutions	$232.0	$227.8	$4.2	1.8%	$230.1	$225.2	$4.9	2.2%
Retail	158.8	150.5	8.3	5.5	156.1	148.6	7.5	5.0
Private Client	73.4	67.6	5.8	8.7	72.5	67.2	5.3	8.0

Total	$464.2	$445.9	$18.3	4.1%	$458.7	$441.0	$17.7	4.0%

Investment Service:
Equity Actively Managed	$110.7	$98.9	$11.8	11.9%	$109.1	$98.0	$11.1	11.4%
Equity Passively Managed(1)	49.4	44.6	4.8	10.6	48.9	43.3	5.6	12.8
Fixed Income Actively Managed – Taxable	218.7	227.2	(8.5)	(3.7)	216.1	225.8	(9.7)	(4.3)
Fixed Income Actively Managed – Tax-exempt	30.2	30.7	(0.5)	(1.4)	29.9	30.8	(0.9)	(3.0)
Fixed Income Passively Managed(1)	9.5	8.3	1.2	14.8	9.5	8.2	1.3	16.5
Other(2)	45.7	36.2	9.5	26.2	45.2	34.9	10.3	29.5

Total	$464.2	$445.9	$18.3	4.1%	$458.7	$441.0	$17.7	4.0%

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

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

The Company has asset/liability management (“ALM”) with separate investment objectives for specific classes of product liabilities. The Company establishes investment strategies to manage each product class’ investment return, duration and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.

General Account Investment Assets

June 30, 2014

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$32,151	$771	$31,380
Mortgage loans on real estate	6,041	(338)	6,379
Equity real estate, held for the production of income	1	3	(2)
Policy Loans	3,425	(102)	3,527
Other equity investments	1,830	172	1,658
Trading securities	4,755	601	4,154
Other invested assets	1,656	1,656	0

Total investments	49,859	2,763	47,096
Cash and cash equivalents	1,761	742	1,019
Short-term and long-term debt	(1,025)	(324)	(701)

Total	$50,595	$3,181	$47,414

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2014		2013
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.65%	$334	4.85%	$356
Ending assets		29,576		29,156
Below investment grade
Income	5.68%	26	5.04%	26
Ending assets		1,804		2,006
Mortgages:
Income (loss)	5.41%	85	5.75%	81
Ending assets		6,379		5,722
Equity Real Estate:
Income (loss)		—		—
Ending assets		(2)		2
Other Equity Investments:
Income (loss)	8.62%	36	11.02%	42
Ending assets		1,658		1,573
Policy Loans:
Income	6.03%	53	6.11%	54
Ending assets		3,527		3,551
Cash and Short-term Investments:
Income	0.05%	—	0.03%	—
Ending assets		1,019		764
Trading Securities:
Income	2.33%	23	(3.34)%	(21)
Ending assets		4,154		2,784

Total Invested Assets:

Income	4.67%	557	4.69%	538
Ending Assets		48,115		45,558

Short-term and long-term debt:
Interest expense and other		(3)		(4)
Ending assets (liabilities)		(701)		(206)

Total:

Investment income	4.68%	554	4.68%	534
Less: investment fees	(0.11)%	(13)	(0.14)%	(16)

Investment Income, Net	4.57%	$541	4.54%	$518

Ending Net Assets		$47,414		$45,352

	Six Months Ended June 30,
	2014		2013		Year Ended
	Yield	Amount	Yield	Amount	December 31, 2013
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.56%	$644	4.60%	$677	$1,341
Ending assets		29,576		29,156	27,870
Below investment grade
Income	7.39%	69	6.20%	65	134
Ending assets		1,804		2,006	1,937
Mortgages:
Income (loss)	5.36%	166	5.78%	160	315
Ending assets		6,379		5,722	6,015
Equity Real Estate:
Income (loss)		—		—	1
Ending assets		(2)		2	1
Other Equity Investments:
Income (loss)	16.41%	138	12.24%	90	202
Ending assets		1,658		1,573	1,651
Policy Loans:
Income	6.05%	107	6.05%	108	219
Ending assets		3,527		3,551	3,542
Cash and Short-term Investments:
Income	0.04%	—	0.15%	1	1
Ending assets		1,019		764	1,506
Trading Securities:
Income	1.94%	38	(1.40)%	(16)	5
Ending assets		4,154		2,784	3,658

Total Invested Assets:

Income	4.86%	1,162	4.73%	1,085	2,218
Ending Assets		48,115		45,558	46,180

Short-term and long-term debt:
Interest expense and other		(7)		(8)	(16)
Ending assets (liabilities)		(701)		(206)	(200)

Total:

Investment Income	4.90%	1,155	4.70%	1,077	2,202
Less: investment fees	(0.11)%	(26)	(0.12)%	(29)	(59)

Investment Income, Net	4.79%	$1,129	4.58%	$1,048	$2,143

Ending Net Assets		$47,414		$45,352	$45,980

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At June 30, 2014, 73.3% of the fixed maturity portfolio was publicly traded. At June 30, 2014, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $0.9 billion. The General Account had a $4 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At June 30, 2014:
Corporate Securities:
Finance	$5,893	$354	$5	$6,242
Manufacturing	6,014	487	18	6,483
Utilities	3,393	341	7	3,727
Services	2,954	272	9	3,217
Energy	1,540	162	2	1,700
Retail and wholesale	1,171	82	4	1,249
Transportation	764	80	2	842
Other	71	4	—	75

Total corporate securities	21,800	1,782	47	23,535

U.S. government and agency	5,711	71	113	5,669
Commercial mortgage-backed	909	15	181	743
Residential mortgage-backed(2)	831	43	1	873
Preferred stock	855	71	14	912
State & municipal	444	67	1	510
Foreign governments	409	48	3	454
Asset-backed securities	95	14	2	107

Total	$31,054	$2,111	$362	$32,803

At December 31, 2013:
Corporate Securities:
Finance	$6,118	$332	$30	$6,420
Manufacturing	6,139	380	87	6,432
Utilities	3,347	243	30	3,560
Services	3,072	202	29	3,245
Energy	1,528	107	13	1,622
Retail and wholesale	1,167	63	16	1,214
Transportation	745	57	7	795
Other	73	2	—	75

Total corporate securities	22,189	1,386	212	23,363

U.S. government and agency	3,566	22	477	3,111
Commercial mortgage-backed	971	10	265	716
Residential mortgage-backed(2)	913	33	1	945
Preferred stock	883	54	51	886
State & municipal	444	35	2	477
Foreign governments	392	45	5	432
Asset-backed securities	132	11	3	140

Total	$29,490	$1,596	$1,016	$30,070

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.3 billion, or 4.2%, of the total fixed maturities at June 30, 2014 and $1.6 billion, or 5.3%, of the total fixed maturities at December 31, 2013. Gross unrealized losses on public and private fixed maturities decreased from $1.0 billion at December 31, 2013 to $348 million at June 30, 2014. Below investment grade fixed maturities represented 42.0% and 22.2% of the gross unrealized losses at June 30, 2014 and December 31, 2013, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in second quarter 2014 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2014:
1	Aaa, Aa, A	$14,565	$862	$137	$15,290
2	Baa	7,399	644	26	8,017

	Investment grade	21,964	1,506	163	23,307

3	Ba	573	28	3	598
4	B	124	3	3	124
5	C and lower	49	3	5	47
6	In or near default	61	—	33	28

	Below investment grade	807	34	44	797

Total Public Fixed Maturities		$22,771	$1,540	$207	$24,104

At December 31, 2013:
1	Aaa, Aa, A	$12,699	$635	$562	$12,772
2	Baa	7,550	478	104	7,924

	Investment grade	20,249	1,113	666	20,696

3	Ba	706	36	12	730
4	B	150	3	12	141
5	C and lower	18	—	1	17
6	In or near default	79	—	45	34

	Below investment grade	953	39	70	922

Total Public Fixed Maturities		$21,202	$1,152	$736	$21,618

(1)	At June 30, 2014 and 2013, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2014:
1	Aaa, Aa, A	$4,331	$281	$37	$4,575
2	Baa	3,447	278	10	3,715

	Investment grade	7,778	559	47	8,290

3	Ba	142	6	5	143
4	B	90	—	10	80
5	C and lower	69	1	8	62
6	In or near default	204	5	85	124

	Below investment grade	505	12	108	409

Total Private Fixed Maturities		$8,283	$571	$155	$8,699

At December 31, 2013:
1	Aaa, Aa, A	$4,283	$222	$80	$4,425
2	Baa	3,383	207	44	3,546

	Investment grade	7,666	429	124	7,971

3	Ba	245	6	14	237
4	B	77	—	12	65
5	C and lower	103	1	37	67
6	In or near default	198	8	93	113

	Below investment grade	623	15	156	482

Total Private Fixed Maturities		$8,289	$444	$280	$8,453

(1)

Includes, as of June 30, 2014 and December 31, 2013, respectively, 13 securities with amortized cost of $169 million (fair value, $176 million) and 12 securities with amortized cost of $117 million (fair value, $106 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2014:
1	Aaa, Aa, A	$10,959	$887	$20	$11,826
2	Baa	10,128	859	19	10,968

	Investment grade	21,087	1,746	39	22,794

3	Ba	575	28	4	599
4	B	124	3	4	123
5	C and lower	12	2	—	14
6	In or near default	2	4	—	6

	Below investment grade	713	37	8	742

Total Corporate Fixed Maturities		$21,800	$1,783	$47	$23,536

At December 31, 2013:
1	Aaa, Aa, A	$11,077	$701	$99	$11,679
2	Baa	10,252	635	101	10,786

	Investment grade	21,329	1,336	200	22,465

3	Ba	717	40	8	749
4	B	129	2	4	127
5	C and lower	12	—	—	12
6	In or near default	2	8	—	10

	Below investment grade	860	50	12	898

Total Corporate Fixed Maturities		$22,189	$1,386	$212	$23,363

Asset-backed Securities

At June 30, 2014, the amortized cost and fair value of asset backed securities held were $95 million and $107 million, respectively; at December 31, 2013, those amounts were $132 million and $140 million, respectively. At June 30, 2014, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $9 million and $10 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $34 million and $36 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

June 30, 2014

	Moody’s Agency Rating					Total	Total December 31, 2013
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$4	$3	$21	$19	$126	$173	$182
2005	15	5	40	41	313	414	425
2006	—	—	—	—	239	239	276
2007	—	—	—	—	83	83	88

Total CMBS	$19	$8	$61	$60	$761	$909	$971

At fair value:
2004 and Prior Years	$4	$4	$22	$19	$110	$159	$151
2005	15	5	41	43	266	370	353
2006	—	—	—	—	155	155	153
2007	—	—	—	—	60	60	59

Total CMBS	$19	$9	$63	$62	$591	$744	$716

Mortgages

Investment Mix

At June 30, 2014 and December 31, 2013, respectively, approximately 13.4% and 13.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2014	December 31, 2013
	(In Millions)

Commercial mortgage loans	$4,519	$4,238
Agricultural mortgage loans	1,936	$1,870

Total Mortgage Loans	$6,455	$6,108

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2014		December 31, 2013
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,716	26.6%	$1,753	28.7%
Middle Atlantic	1,666	25.8	1,473	24.1
South Atlantic	951	14.7	890	14.6
East North Central	544	8.4	561	9.2
West North Central	490	7.6	422	6.9
Mountain	443	6.9	419	6.9
West South Central	370	5.7	348	5.7
New England	156	2.4	133	2.1
East South Central	119	1.9	109	1.8

Total Mortgage Loans	$6,455	100.0%	$6,108	100.0%

By Property Type:
Office buildings	$1,891	29.3%	$1,945	31.8%
Agricultural properties	1,936	30.0	1,870	30.6
Apartment complexes	1,317	20.4	1,089	17.8
Industrial buildings	447	6.9	449	7.4
Hospitality	350	5.4	352	5.8
Retail stores	402	6.2	274	4.5
Other	112	1.8	129	2.1

Total Mortgage Loans	$6,455	100.0%	$6,108	100.0%

At June 30, 2014, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 65% while the agricultural mortgage loans weighted average loan-to-value ratio was 45%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2014

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$434	$86	$214	$774	$235	$46	$1,789
50% - 70%	885	582	906	778	248	122	3,521
70% - 90%	116	—	34	469	79	111	809
90% plus	123	—	—	46	27	140	336

Total Commercial and Agricultural Mortgage Loans	$1,558	$668	$1,154	$2,067	$589	$419	$6,455

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2014.

Mortgage Loans by Year of Origination

	June 30, 2014
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2014	$538	8.3%
2013	1,578	24.4
2012	1,384	21.5
2011	1,009	15.6
2010	210	3.3
2009 and prior	1,736	26.9

Total Mortgage Loans	$6,455	100.0%

In 2011, the loan shown in the table below was modified to interest only payments. Since 2011 this loan has been modified two additional times to extend interest only payments through maturity. The maturity date was also extended from November 5, 2014 to December 5, 2015. Since the fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications

June 30, 2014

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during second quarter and first six months of 2014.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2014 and 2013.

	2014	2013
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$42	$34
Charge-offs	(14)	—
Recoveries	—	(2)
Provision	6	4

Ending Balance, June 30,	$34	$36

Ending Balance, June 30,:
Individually Evaluated for Impairment	$34	$36

Other Equity Investments

At June 30, 2014, private equity partnerships, hedge funds and real-estate related partnerships were 85.8% of total other equity investments. These interests, which represent 3.0% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	June 30, 2014	December 31, 2013
	(In Millions)

Common stock	$236	$214
Joint ventures and limited partnerships:
Private equity	1,045	1,061
Hedge funds	280	268
Real estate related	96	111

Total Other Equity Investments	$1,657	$1,654

Derivatives

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.

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

The risk associated with these features is that strong or poor index performance, respectively, would respectively require the Company to pay out high returns or to absorb a significant loss on the contract holder’s behalf.

In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination, emulate those of the capped index performance and protection features.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate derivatives to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At June 30, 2014, there were no positions outstanding for these programs.

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

Derivative Instruments by Category

	At June 30, 2014			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2014
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,102	$—	$—	$(312)
Swaps	1,157	3	37	(85)
Options	6,796	1,080	581	135

Interest rate contracts:(1)
Floors	2,100	158	—	8
Swaps	10,416	344	41	701
Futures	10,787	—	—	255
Swaptions	—	—	—	—

Credit contracts:(1)
Credit default swaps	300	10	—	4

Net investment income (loss)				706

Embedded derivatives:
GMIB reinsurance contracts	—	8,263	—	1,516

GWBL and other features(2)	—	—	17	(17)
SCS, SIO MSO and IUL indexed features(3)	—	—	419	(157)

Total	$36,658	$9,858	$1,095	$2,048

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2013			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$4,872	$—	$—	$(642)
Swaps	1,208	—	48	(105)
Options	7,506	1,056	593	124

Interest rate contracts:(1)
Floors	2,400	193	—	(17)
Swaps	9,741	215	211	(681)
Futures	10,763	—	—	(169)
Swaptions	—	—	—	(154)
Credit contracts:(1)
Credit default swaps	300	9	—	(3)

Net investment income				(1,647)

Embedded derivatives:
GMIB reinsurance contracts	—	6,747	—	(2,337)

GWBL and other features(2)	—	—	—	135
SCS, SIO, MSO and IUL indexed features(3)	—	—	346	(176)

Total	$36,790	$8,220	$1,198	$(4,025)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
Fixed maturities	$(39)	$(20)	$(33)	$(32)
Other equity investments	(1)	—	(3)	—
Derivatives	—	—	—	—
Other	—	(1)	—	(2)

Total	$(40)	$(21)	$(36)	$(34)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$9	$19	$32	$27
Other	—	—	—	—

Total gross realized investment gains	9	19	32	27

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(39)	(36)	(52)	(50)
Gross losses on sales and maturities	(9)	(3)	(13)	(9)

Total gross realized investment losses	(48)	(39)	(65)	(59)

Total	$(39)	$(20)	$(33)	$(32)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(19)	$(14)	$(19)	$(14)
Private fixed maturities	(20)	(22)	(33)	(36)

Total fixed maturities securities	(39)	(36)	(52)	(50)

Equity securities	(1)	—	(3)	—
Other invested assets	—	—	—	—

Total	$(40)	$(36)	$(55)	$(50)

For the second quarter and first six months of 2014, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$2,669	14.2%	$3,522	18.0%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	32	0.2	36	0.2
At contract value, less surrender charge of 5% or more	784	4.2	1,048	5.4

Subtotal	816	4.4	1,084	5.6

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,248	81.4	14,950	76.4

Total Annuity Reserves And Deposit Liabilities	$18,733	100.0%	$19,556	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $1.8 billion at June 30, 2014 decreased $522 million from $2.3 billion at December 31, 2013.

Net cash used in operating activities was $267 million in the first six months of 2014 as compared to net cash used by operating activities of $242 million in the first six months of 2013. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $2.2 billion, $275 million higher than the $1.9 billion net cash used by investing activities in the first six months of 2013. The increase was principally due to $1.5 billion higher net purchases of investments partially offset by cash inflows related to derivatives of $357 million in the first six months of 2014 as compared to cash outflows of $936 million in the first six months of 2013 and AllianceBernstein’s $61 million purchase of CPH.

Cash flows provided by financing activities increased $1.5 billion from $395 million in the first six months of 2013 to $1.9 billion in the first six months of 2014. The impact of the net deposits to policyholders’ account balances was $1.8 billion and $2.1 billion in the first six months of 2014 and 2013, respectively. There was an increase in the change in collateralized assets and liabilities of $250 million in the first six months of 2014 as compared to a decrease of $1.1 billion in the first six months of 2013. Distributions to noncontrolling interest was $202 million in the first six months of 2014 as compared to $144 million in the first six months of 2013. In both second quarter 2014 and 2013, the Company repaid $500 million 7.1% callable surplus notes to AXA Financial which were scheduled to mature on December 1, 2018.

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

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs. Other liquidity sources include the Company’s credit facility provided by the FHLBNY and dividends and distributions from AllianceBernstein and other subsidiaries.

AXA Equitable’s borrowing capacity with the FHLBNY was increased during second quarter 2014 from $1.0 billion to $3.0 billion. At June 30, 2014, the Company had $500 million of outstanding borrowings with the FHLBNY. The borrowings were used to extend the duration of the assets within the General Account investment portfolio.

Off-Balance Sheet Transactions. At June 30, 2014 and December 31, 2013, AXA Equitable was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2013 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $453 million and $603 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2014. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At June 30, 2014, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.4 billion at June 30, 2014) and/or letters of credit ($2.8 billion at June 30, 2014). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $382 million during 2014. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid no shareholder dividends during the first six months of 2014 and 2013.

For the second quarter and first six months of 2014 and 2013, respectively, AXA Equitable’s statutory net income (loss) totaled $671 million, $1.8 billion, $(358) million and (508) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.0 billion and $4.4 billion at June 30, 2014 and December 31, 2013, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2013 Form 10-K.

AllianceBernstein

For the first six months of 2014, net cash provided by AllianceBernstein’s operating activities was $339 million, an increase of $226 million from the corresponding 2013 period. The change was primarily due to a higher broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) and a decrease in fees receivable.

For the first six months of 2014, net cash used in investing activities was $75 million, up $66 million from the corresponding 2013 period. The increase was primarily due to an increase in net purchases of furniture and equipment.

For the first six months of 2014, net cash used in financing activities was $257 million, an increase of $108 million from the $149 million of cash provided by financing activities in the corresponding 2013 period. The change reflects a decrease in overdrafts payable of $77 million and higher distributions to the General Partner and unitholders of $64 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), partially offset by higher net issuances of commercial paper of $34 million.

As of June 30, 2014, AllianceBernstein had $522 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $325 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. AllianceBernstein’s current intent is to permanently reinvest these earnings outside the U.S.

At June 30, 2014 and December 31, 2013, respectively, AllianceBernstein had $325 million and $268 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. AllianceBernstein Board approved an extension of the Credit Facility to January 17, 2019. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of June 30, 2014 and December 31, 2013, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of June 30, 2014 and December 31, 2013, AllianceBernstein had no uncommitted bank loans outstanding.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the second quarter of 2014 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. As of the date of this report, AXA France has taken actions necessary to terminate coverage under these two insurance policies. The annual aggregate revenue AXA derived from these two policies is approximately $3,500 and the related net profit, which is difficult to calculate with precision, is estimated to be $1,750.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382. This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500. This contract will end in March 2015. In addition, a subsidiary of the same German client has a life insurance contract (which includes a savings element) with AXA Konzern, with an annual premium of approximately $1,400 per annum. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $700. AXA Konzern intends to leave these contracts in place as there is no legal basis that would allow a German company to cancel such a contract.

AXA Konzern also provides Industrial Commercial Services (“ICS”) with property insurance for an office building in Hamburg, Germany. ICS is a company which some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN]. As of the date of this report, AXA Konzern has taken actions necessary to terminate coverage under this insurance policy by the end of 2014. The annual premium in respect of this policy is approximately $2,500. The related annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that, to comply with the Declined Cases Agreement of the Irish Government, these policies cannot be cancelled unless another insurer is willing to assume the cover. The total annual premiums for these four policies are approximately $6,000 per annum and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate premium during the second quarter of 2014 for the above-referenced insurance policies and pension contracts was approximately $36,200, representing approximately 0.00003% of AXA’s 2013 consolidated revenues, which were in excess of $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $18,100, representing approximately 0.0003% of AXA’s 2013 aggregate net profit.

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

Date:	August 7, 2014	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	August 7, 2014		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director and
Chief Accounting Officer