Form 10-Q
period 2014-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2014-11-07
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(UNAUDITED)
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$31,889	$29,419
Mortgage loans on real estate	6,235	5,684
Equity real estate, held for the production of income	1	3
Policy loans	3,412	3,434
Other equity investments	1,844	1,863
Trading securities, at fair value	5,177	4,221
Other invested assets	1,607	1,353

Total investments	50,165	45,977
Cash and cash equivalents	1,853	2,283
Cash and securities segregated, at fair value	506	981
Broker-dealer related receivables	1,930	1,539
Deferred policy acquisition costs	4,204	3,874
Goodwill and other intangible assets, net	3,769	3,703
Amounts due from reinsurers	4,015	3,934
Loans to affiliates	1,085	1,088
Guaranteed minimum income benefit reinsurance contract asset, at fair value	9,164	6,747
Other assets	4,230	4,418
Separate Accounts’ assets	108,839	108,857

Total Assets	$189,760	$183,401

LIABILITIES
Policyholders’ account balances	$31,574	$30,340
Future policy benefits and other policyholders’ liabilities	22,846	21,697
Broker-dealer related payables	628	538
Amounts due to reinsurers	65	71
Customers related payables	1,417	1,698
Short-term and long-term debt	600	468
Loans from affiliates	325	825
Current and deferred income taxes	4,010	2,813
Other liabilities	2,858	2,653
Separate Accounts’ liabilities	108,839	108,857

Total liabilities	173,162	169,960

Commitments and contingent liabilities (Notes 10 and 11)

Redeemable Noncontrolling Interest	$17	$—

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30, 2014	December 31, 2013
	(UNAUDITED)
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,925	5,934
Retained earnings	7,684	5,205
Accumulated other comprehensive income (loss)	52	(603)

Total AXA Equitable’s equity	13,663	10,538

Noncontrolling interest	2,918	2,903

Total equity	16,581	13,441

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$189,760	$183,401

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$901	$943	$2,613	$2,693
Premiums	121	112	389	366
Net investment income (loss):
Investment income (loss) from derivative instruments	295	(574)	982	(2,220)
Other investment income (loss)	537	567	1,689	1,661

Total net investment income (loss)	832	(7)	2,671	(559)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	—	(53)	(64)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	15

Net impairment losses recognized	(2)	—	(53)	(49)
Other investment gains (losses), net	7	12	26	11

Total investment gains (losses), net	5	12	(27)	(38)

Commissions, fees and other income	994	973	2,921	2,837
Increase (decrease) in the fair value of the reinsurance contract asset	901	(1,199)	2,417	(3,536)

Total revenues	3,754	834	10,984	1,763

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	915	511	2,521	1,478
Interest credited to policyholders’ account balances	166	365	820	997
Compensation and benefits	415	415	1,311	1,287
Commissions	285	285	858	858
Distribution related payments	106	101	304	322
Amortization of deferred sales commissions	12	11	30	32
Interest expense	10	18	45	71
Amortization of deferred policy acquisition costs	44	283	122	442
Capitalization of deferred policy acquisition costs	(155)	(163)	(467)	(484)
Rent expense	40	40	123	125
Amortization of other intangible assets	7	6	20	18
Other operating costs and expenses	341	336	1,036	1,064

Total benefits and other deductions	2,186	2,208	6,723	6,210

Earnings (loss) from continuing operations, before income taxes	1,568	(1,374)	4,261	(4,447)
Income tax (expense) benefit	(491)	560	(1,090)	1,731

Net earnings (loss)	1,077	(814)	3,171	(2,716)
Less: net (earnings) loss attributable to the noncontrolling interest	(90)	(64)	(262)	(217)

Net Earnings (Loss) Attributable to AXA Equitable	$987	$(878)	$2,909	$(2,933)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,077	$(814)	$3,171	$(2,716)

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(79)	(129)	588	(1,106)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	20	188	60	243

Total other comprehensive income (loss), net of income taxes	(59)	59	648	(863)

Comprehensive income (loss)	1,018	(755)	3,819	(3,579)

Less: Comprehensive (income) loss attributable to noncontrolling interest	(79)	(69)	(255)	(213)

Comprehensive Income (Loss) Attributable to AXA Equitable	$939	$(824)	$3,564	$(3,792)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,934	5,992
Deferred tax on dividend of AllianceBernstein Units	(26)	—
Changes in capital in excess of par value	17	(6)

Capital in excess of par value, end of period	5,925	5,986

Retained earnings, beginning of year	5,205	9,125
Net earnings (loss)	2,909	(2,933)
Stockholder dividends	(430)	—

Retained earnings, end of period	7,684	6,192

Accumulated other comprehensive income (loss), beginning of year	(603)	317
Other comprehensive income (loss)	655	(859)

Accumulated other comprehensive income (loss), end of period	52	(542)

Total AXA Equitable’s equity, end of period	13,663	11,638

Noncontrolling interest, beginning of year	2,903	2,494
Repurchase of AllianceBernstein Holding units	(4)	(29)
Dividend of AllianceBernstein Units by AXA Equitable to AXA Financial	48	—
Net earnings (loss) attributable to noncontrolling interest	262	217
Dividends paid to noncontrolling interest	(306)	(222)
Other comprehensive income (loss) attributable to noncontrolling interest	(7)	(4)
Other changes in noncontrolling interest	22	159

Noncontrolling interest, end of period	2,918	2,615

Total Equity, End of Period	$16,581	$14,253

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
	(In Millions)

Net earnings (loss)	$3,171	$(2,716)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	820	997
Universal life and investment-type product policy fee income	(2,613)	(2,693)
Net change in broker-dealer and customer related receivables/payables	(622)	(976)
(Income) loss related to derivative instruments	(982)	2,220
Investment (gains) losses, net	27	38
Change in segregated cash and securities, net	474	717
Change in deferred policy acquisition costs	(345)	(42)
Change in future policy benefits	784	(138)
Change in current and deferred income taxes	850	(1,469)
Change in accounts payable and accrued expenses	152	268
Change in the fair value of the reinsurance contract asset	(2,417)	3,536
Contribution to pension plans	(6)	(4)
Amortization of deferred compensation	15	13
Amortization of deferred sales commission	30	32
Other depreciation and amortization	31	70
Amortization of reinsurance cost	210	186
Amortization of other intangibles	20	18
Other, net	(6)	8

Net cash provided by (used in) operating activities	(407)	65

Cash flows from investing activities:
Maturities and repayments of fixed maturities and
mortgage loans on real estate	1,912	2,701
Sales of investments	4,466	3,825
Purchases of investments	(9,227)	(6,931)
Cash settlements related to derivative instruments	764	(1,902)
Purchase of loans to affiliates	—	(56)
Purchase of business, net of cash acquired	(61)	—
Change in short-term investments	(5)	—
Investment in capitalized software, leasehold improvements
and EDP equipment	(60)	(48)
Other, net	(5)	9

Net cash provided by (used in) investing activities	(2,216)	(2,402)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 - CONTINUED

(UNAUDITED)

	2014	2013
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$3,914	$4,038
Withdrawals	(744)	(746)
Change in short-term financings	135	(156)
Repayment of loans from affiliate	(500)	(500)
Change in collateralized pledged assets	(10)	(32)
Change in collateralized pledged liabilities	99	(638)
Shareholder dividend paid	(382)	—
Repurchase of AllianceBernstein Holding units	(5)	(45)
Distribution to noncontrolling interests in consolidated subsidiaries	(306)	(222)
Other, net	2	(16)

Net cash provided by (used in) financing activities	2,203	1,683

Effect of exchange rate changes on cash and cash equivalents	(10)	(4)

Change in cash and cash equivalents	(430)	(658)
Cash and cash equivalents, beginning of year	2,283	3,162

Cash and Cash Equivalents, End of Period	$1,853	$2,504

Supplemental cash flow information:
Interest Paid	$46	$56

Income Taxes Paid (Refunded)	$250	$(140)

Issuance of FHLBNY funding agreements included in policyholder’s account balances	$500	$—

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

At September 30, 2014 and December 31, 2013, respectively, the Company’s economic interest in AllianceBernstein was 32.6% and 32.7%. At September 30, 2014 and December 31, 2013, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was 63.5% and 63.7%.

The terms “third quarter 2014” and “third quarter 2013” refer to the three months ended September 30, 2014 and 2013, respectively. The terms “first nine months of 2014” and “first nine months of 2013” refer to the nine months ended September 30, 2014 and 2013, respectively.

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

Future Adoption of New Accounting Pronouncements

In August 2014, the FASB issued new guidance which requires management to evaluate whether there is “substantial doubt” about the reporting entity’s ability to continue as a going concern and provide related footnote disclosures about those uncertainties, if they exist. The new guidance is effective for annual periods, ending after December 15, 2016 and interim periods thereafter. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with IFRS. The new guidance applies to contracts that deliver goods or services to a customer, except when those contracts are for: insurance, leases, rights and obligations that are in the scope of certain financial instruments (i.e. derivative contracts) and guarantees other than product or service warranties. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

Out of Period Adjustments

In third quarter 2014, AXA Equitable recorded an out-of-period adjustment in its financial statements related to an understatement of the dividend of AllianceBernstein Units by AXA Equitable to AXA Financial during the year ended December 31, 2013 and the related deferred tax liability for the excess of the fair value of the AllianceBernstein Unit dividend over the recorded value. The impacts of these out-of-period adjustments resulted in an increase to current and deferred income taxes of $26 million, a decrease in capital in excess of par value of $26 million, a decrease in retained earnings of $48 million and an increase in non-controlling interest of $48 million, for a total net impact on AXA Equitable’s equity of $74 million. Management evaluated the adjustments and concluded they were not material to any previously reported quarterly or annual financial statements.

In first quarter 2014, AXA Equitable recorded an out-of-period adjustment in its financial statements related to model refinements decreasing the gross GMDB and GMIB liabilities by $130 million and the ceded GMDB liabilities by $20 million, resulting in a net decrease to policyholders’ benefits of $110 million in the first quarter and first nine months ended September 30, 2014.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)
	(In Millions)
September 30, 2014:
Fixed Maturity Securities:
Corporate	$21,129	$1,561	67	$22,623	$—
U.S. Treasury, government and agency	5,675	158	106	5,727	—
States and political subdivisions	441	68	1	508	—
Foreign governments	406	46	6	446	—
Commercial mortgage-backed	885	21	172	734	11
Residential mortgage-backed(1)	790	39	—	829	—
Asset-backed(2)	90	15	1	104	3
Redeemable preferred stock	858	70	10	918	—

Total Fixed Maturities	30,274	1,978	363	31,889	14

Equity securities	41	1	—	42	—

Total at September 30, 2014	$30,315	$1,979	$363	$31,931	$14

December 31, 2013:
Fixed Maturity Securities:
Corporate	$21,516	$1,387	$213	$22,690	$—
U.S. Treasury, government and agency	3,584	22	477	3,129	—
States and political subdivisions	444	35	2	477	—
Foreign governments	392	46	5	433	—
Commercial mortgage-backed	971	10	265	716	23
Residential mortgage-backed(1)	914	34	1	947	—
Asset-backed(2)	132	11	3	140	4
Redeemable preferred stock	883	55	51	887	—

Total Fixed Maturities	28,836	1,600	1,017	29,419	27

Equity securities	37	—	3	34	—

Total at December 31, 2013	$28,873	$1,600	$1,020	$29,453	$27

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2014 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2014

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,315	$2,350
Due in years two through five	6,363	6,907
Due in years six through ten	10,711	11,229
Due after ten years	8,262	8,818

Subtotal	27,651	29,304
Commercial mortgage-backed securities	885	734
Residential mortgage-backed securities	790	829
Asset-backed securities	90	104

Total	$29,416	$30,971

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the third quarter and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Millions)

Proceeds from sales	$219	$1,327	$439	$2,499

Gross gains on sales	$2	$36	$17	$57

Gross losses on sales	$(1)	$(30)	$(7)	$(31)

Total OTTI	$(2)	$—	$(53)	$(64)
Non-credit losses recognized in OCI	—	—	—	15

Credit losses recognized in earnings (loss)	$(2)	$—	$(53)	$(49)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Millions)

Balances, beginning of period	$(344)	$(407)	$(370)	$(372)
Previously recognized impairments on securities that matured, paid, prepaid or sold	94	9	171	23
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(2)	—	(26)	(49)
Additional impairments this period on securities previously impaired	—	—	(27)	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in
expected cash flows	—	—	—	—

Balances at September 30,	$(252)	$(398)	$(252)	$(398)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2014	2013
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$6	$(28)
All other	1,609	610
Equity securities	1	(3)

Net Unrealized Gains (Losses)	$1,616	$579

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2014	$(2)	$1	$2	$(1)	$—
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	(3)	—	(3)

Balance, September 30, 2014	$6	$1	$(1)	$(3)	$3

Balance, July 1, 2013	$(35)	$2	$9	$8	$(16)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	1	—	1

Balance, September 30, 2013	$(32)	$1	$10	$7	$(14)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	(2)	—	—	—	(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	36	—	—	—	36
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(8)	(8)
Policyholders’ liabilities	—	—	(11)	—	(11)

Balance, September 30, 2014	$6	$1	$(1)	$(3)	$3

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(11)	—	—	—	(11)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	(15)	—	—	—	(15)
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	6	—	6

Balance, September 30, 2013	$(32)	$1	$10	$7	$(14)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2014	$1,757	$(117)	$(381)	$(439)	$820
Net investment gains (losses) arising during the period	(141)	—	—	—	(141)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(6)	—	—	—	(6)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(5)	—	—	(5)
Deferred income taxes	—	—	—	36	36
Policyholders’ liabilities	—	—	48	—	48

Balance, September 30, 2014	$1,610	$(122)	$(333)	$(403)	$752

Balance, July 1, 2013	$1,104	$(110)	$(336)	$(232)	$426
Net investment gains (losses) arising during the period	(252)	—	—	—	(252)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(13)	—	—	—	(13)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	23	—	—	23
Deferred income taxes	—	—	—	77	77
Policyholders’ liabilities	—	—	25	—	25

Balance, September 30, 2013	$839	$(87)	$(311)	$(155)	$286

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	1,002	—	—	—	1,002
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(15)	—	—	(15)
Deferred income taxes	—	—	—	(313)	(313)
Policyholders’ liabilities	—	—	(88)	—	(88)

Balance, September 30, 2014	$1,610	$(122)	$(333)	$(403)	$752

Balance, January 1, 2013	$2,900	$(179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(2,090)	—	—	—	(2,090)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	—	—	—	14
Excluded from Net earnings (loss)(1)	15	—	—	—	15
Impact of net unrealized investment gains (losses) on:
DAC	—	92	—	—	92
Deferred income taxes	—	—	—	586	586
Policyholders’ liabilities	—	—	292	—	292

Balance, September 30, 2013	$839	$(87)	$(311)	$(155)	$286

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 674 issues at September 30, 2014 and the 747 issues at December 31, 2013 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

September 30, 2014:
Fixed Maturity Securities:
Corporate	$1,424	$(18)	$1,084	$(49)	$2,508	$(67)
U.S. Treasury, government and agency	2,238	(55)	606	(51)	2,844	(106)
States and political subdivisions	20	(1)	—	—	20	(1)
Foreign governments	37	(1)	73	(5)	110	(6)
Commercial mortgage-backed	50	(2)	370	(170)	420	(172)
Residential mortgage-backed	46	—	36	—	82	—
Asset-backed	7	—	21	(1)	28	(1)
Redeemable preferred stock	19	—	211	(10)	230	(10)

Total	$3,841	$(77)	$2,401	$(286)	$6,242	$(363)

December 31, 2013:
Fixed Maturity Securities:
Corporate	$4,381	$(187)	$248	$(26)	$4,629	$(213)
U.S. Treasury, government and agency	2,645	(477)	—	—	2,645	(477)
States and political subdivisions	36	(2)	—	—	36	(2)
Foreign governments	68	(4)	7	(1)	75	(5)
Commercial mortgage-backed	30	(5)	529	(260)	559	(265)
Residential mortgage-backed	260	(1)	1	—	261	(1)
Asset-backed	2	—	28	(3)	30	(3)
Redeemable preferred stock	232	(49)	79	(2)	311	(51)

Total	$7,654	$(725)	$892	$(292)	$8,546	$(1,017)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2014 and December 31, 2013 were $143 million and $158 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2014 and December 31, 2013, respectively, approximately $1,892 million and $1,913 million, or 6.3% and 6.6%, of the $30,274 million and $28,836 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $107 million and $215 million at September 30, 2014 and December 31, 2013, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-

income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2014 and December 31, 2013, respectively, the Company owned $9 million and $10 million in RMBS backed by subprime residential mortgage loans and $8 million and $8 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2014, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $15 million.

For the third quarter and first nine months of 2014 and 2013, investment income is shown net of investment expenses of $8 million, $45 million, $12 million and $44 million, respectively.

At September 30, 2014 and December 31, 2013, respectively, the amortized cost of the Company’s trading account securities was $5,187 million and $4,225 million with respective fair values of $5,177 million and $4,221 million. Also at September 30, 2014 and December 31, 2013, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $199 million and $192 million and costs of $183 million and $183 million as well as other equity securities with carrying values of $42 million and $34 million and costs of $41 million and $37 million.

In the third quarter and first nine months of 2014 and 2013, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $(19) million, $17 million, $20 million and $38 million, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2014 and December 31, 2013, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $89 million and $93 million, respectively.

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

Troubled Debt Restructuring - Modifications

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)

September 30, 2014
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the third quarter and first nine months of 2014.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first nine months of 2014 and 2013 was as follows:

	2014	2013
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$42	$34
Charge-offs	(14)	—
Recoveries	—	(2)
Provision	9	5

Ending balance, September 30,	$37	$37

Ending balance, September 30,:
Individually Evaluated for Impairment	$37	$37

There were no allowances for credit losses for agricultural mortgage loans for the first nine months of 2014 and 2013.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2014 and December 31, 2013.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2014

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$294	$—	$—	$58	$35	$—	$387
50% - 70%	835	381	858	800	66	—	2,940
70% - 90%	131	—	94	366	79	74	744
90% plus	156	—	—	—	27	47	230

Total Commercial Mortgage Loans	$1,416	$381	$952	$1,224	$207	$121	$4,301

Agricultural Mortgage Loans(1)
0% - 50%	$177	$95	$233	$375	$201	$54	$1,135
50% - 70%	128	57	187	227	193	44	836
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$305	$152	$420	$602	$394	$98	$1,971

Total Mortgage Loans(1)
0% - 50%	$471	$95	$233	$433	$236	$54	$1,522
50% - 70%	963	438	1,045	1,027	259	44	3,776
70% - 90%	131	—	94	366	79	74	744
90% plus	156	—	—	—	27	47	230

Total Mortgage Loans	$1,721	$533	$1,372	$1,826	$601	$219	$6,272

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2013

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$—	$—	$—	$36	$—	$321
50% - 70%	360	573	671	533	135	—	2,272
70% - 90%	116	—	313	240	105	219	993
90% plus	135	—	—	60	27	48	270

Total Commercial Mortgage Loans	$896	$573	$984	$833	$303	$267	$3,856

Agricultural Mortgage Loans(1)
0% - 50%	$185	$82	$214	$410	$208	$49	$1,148
50% - 70%	127	50	193	164	149	39	722
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$312	$132	$407	$574	$357	$88	$1,870

Total Mortgage Loans(1)
0% - 50%	$470	$82	$214	$410	$244	$49	$1,469
50% - 70%	487	623	864	697	284	39	2,994
70% - 90%	116	—	313	240	105	219	993
90% plus	135	—	—	60	27	48	270

Total Mortgage Loans	$1,208	$705	$1,391	$1,407	$660	$355	$5,726

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2014 and December 31, 2013, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

September 30, 2014
Commercial	$—	$—	$—	$—	$4,301	$4,301	$—
Agricultural	16	19	3	38	1,933	1,971	3

Total Mortgage Loans	$16	$19	$3	$38	$6,234	$6,272	$3

December 31, 2013
Commercial	$—	$—	$—	$—	$3,856	$3,856	$—
Agricultural	5	4	14	23	1,847	1,870	14

Total Mortgage Loans	$5	$4	$14	$23	$5,703	$5,726	$14

The following table provides information regarding impaired mortgage loans at September 30, 2014 and December 31, 2013, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

September 30, 2014:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$146	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(37)	$146	$2

December 31, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	1	—

Total	$—	$—	$—	$1	$—

With related allowance recorded:
Commercial mortgage loans - other	$135	$135	$(42)	$139	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$135	$135	$(42)	$139	$2

(1)	Represents a five-quarter average of recorded amortized cost.

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate derivatives to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At September 30, 2014, there were no positions outstanding for these programs.

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

Periodically, the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts, to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These asset swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

In third quarter of 2014, the Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade credit default swap index (“CDX index”). Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss).

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At September 30, 2014			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2014
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,937	$3	$—	$(232)
Swaps	1,106	32	23	(72)
Options	6,761	967	575	70

Interest rate contracts:(1)
Floors	2,100	133	—	3
Swaps	11,133	304	39	875
Futures	9,635	—	—	332

Credit contracts:(1)
Credit default swaps	1,927	9	28	6

Other freestanding contracts:(1)
Foreign currency contracts	109	3	—	—

Net investment income (loss)				982

Embedded derivatives:
GMIB reinsurance contracts	—	9,164	—	2,417

GIB and GWBL and other features(2)	—	—	74	(74)
SCS, SIO, MSO and IUL indexed features(3)	—	—	306	(88)

Total	$38,708	$10,615	$1,045	$3,237

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2013			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,935	$—	$3	$(1,001)
Swaps	1,293	—	51	(219)
Options	7,506	1,056	593	235

Interest rate contracts:(1)
Floors	2,400	193	—	(7)
Swaps	9,823	216	212	(821)
Futures	10,763	—	—	(252)
Swaptions	—	—	—	(154)

Credit contracts:(1)
Credit default swaps	342	10	1	1

Other freestanding contracts:(1)
Foreign currency contracts	112	1	1	(2)

Net investment income (loss)				(2,220)

Embedded derivatives:
GMIB reinsurance contracts	—	6,747	—	(3,536)
GIB and GWBL and other features(2)	—	—	—	193
SCS, SIO, MSO and IUL indexed features(3)	—	—	346	(291)

Total	$37,174	$8,223	$1,207	$(5,854)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Equity-Based and Treasury Futures Contracts

All outstanding equity-based and treasury futures contracts at September 30, 2014 are exchange-traded and net settled daily in cash. At September 30, 2014, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $223 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, and on Eurodollars futures, having initial margin requirements of $29 million and (iii) the Euro Stoxx, FTSE 100, Topix and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $29 million.

Credit Risk

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. A derivative with positive fair value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to the Company if the contract were closed at the reporting date.

Alternatively, a derivative contract with negative fair value (a derivative liability) indicates the Company would owe money to the counterparty if the contract were closed at the reporting date. To reduce credit exposures in OTC derivative transactions the Company generally enters into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements as further described below under “ISDA Master Agreements.” The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process.

ISDA Master Agreements

Netting Provisions. The standardized “ISDA Master Agreement” under which the Company conducts its OTC derivative transactions includes provisions for payment netting. In the normal course of business activities, if there is more than one derivative transaction with a single counterparty, the Company will set-off the cash flows of those derivatives into a single amount to be exchanged in settlement of the resulting net payable or receivable with that counterparty. In the event of default, insolvency, or other similar event pre-defined under the ISDA Master Agreement that would result in termination of OTC derivatives transactions before their maturity, netting procedures would be applied to calculate a single net payable or receivable with the counterparty.

Collateral Arrangements. The Company generally has executed a Credit Support Annex (“CSA”) under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. Consequently, the credit exposure of the Company’s OTC derivative contracts is limited to the net positive estimated fair value of those contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to CSAs. Derivatives are recognized at fair value in the consolidated balance sheets and are reported either as assets in Other invested assets or as liabilities in Other liabilities, except for embedded insurance-related derivatives as described above and derivatives transacted with a related counterparty. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed.

At September 30, 2014 and December 31, 2013, respectively, the Company held $785 million and $607 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2014 and December 31, 2013, respectively, were $28 million and $42 million, for which the Company posted collateral of $34 million and $35 million at September 30, 2014 and December 31, 2013, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Since June 2013, various new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act have become effective, requiring financial entities, including U.S. life insurers, to clear certain types of newly executed OTC derivatives with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these new regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of newly executed OTC derivatives. Centrally cleared OTC derivatives, protected by initial margin requirements and higher quality collateral are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and OTC derivative contracts. New regulations will increase the amount and quality of collateral required to be posted for non-cleared OTC derivatives by requiring initial and variation margin for uncleared swaps. Additional regulations are being and will be proposed that are expected to reduce various risks, including the risk of a “run on the bank” scenario in the event of the insolvency of a dealer.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At September 30, 2014

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$998	$594	$404
Interest rate contracts	391	38	353
Credit contracts	8	28	(20)

Total Derivatives, subject to an ISDA Master Agreement	1,397	660	737
Total Derivatives, not subject to an ISDA Master Agreement	44	—	44

Total Derivatives	1,441	660	781
Other financial instruments	826	—	826

Other invested assets	$2,267	$660	$1,607

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$594	$594	$—
Interest rate contracts	38	38	—
Credit contracts	28	28	—

Total Derivatives, subject to an ISDA Master Agreement	660	660	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	660	660	—
Other financial liabilities	2,858	—	2,858

Other liabilities	$3,518	$660	$2,858

(1)	Excludes Investment Management segment’s $10 million net derivative assets and $158 million of securities borrowed.
(2)	Excludes Investment Management segment’s $5 million net derivative liability and $21 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2014.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At September 30, 2014

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$52	$—	$(52)	$—
Counterparty B	40	—	(38)	2
Counterparty C	55	—	(55)	—
Counterparty D	191	—	(189)	2
Counterparty E	48	—	(48)	—
Counterparty F	16	—	(16)	—
Counterparty G	118	(116)	—	2
Counterparty H	10	(10)	—	—
Counterparty I	63	—	(63)	—
Counterparty J	5	—	(5)	—
Counterparty K	26	—	(24)	2
Counterparty L	60	(60)	—	—
Counterparty M	50	—	(49)	1
Counterparty N	44	—	—	44
Counterparty Q	2	—	(2)	—
Counterparty T	1	—	(1)	—

Total Derivatives	$781	$(186)	$(542)	$53
Other financial instruments	826	—	—	826

Other invested assets	$1,607	$(186)	$(542)	$879

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

Summarized financial information for the Closed Block follows:

	September 30, 2014	December 31, 2013
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,594	$7,716
Policyholder dividend obligation	178	128
Other liabilities	106	144

Total Closed Block liabilities	7,878	7,988

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,922 and $4,987)	5,223	5,232
Mortgage loans on real estate	1,264	1,343
Policy loans	919	949
Cash and other invested assets	23	48
Other assets	240	186

Total assets designated to the Closed Block	7,669	7,758

Excess of Closed Block liabilities over assets designated to the Closed Block	209	230

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(47) and $(45) and policyholder dividend obligation of $(178) and $(128)	87	83

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$296	$313

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

REVENUES:
Premiums and other income	$61	$66	$202	$214
Net investment income (loss)	95	97	285	306
Net investment gains (losses)	1	1	2	(7)

Total revenues	157	164	489	513

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	151	150	460	475
Other operating costs and expenses	2	—	3	1

Total benefits and other deductions	153	150	463	476

Net revenues (loss) before income taxes	4	14	26	37
Income tax (expense) benefit	(1)	(5)	(9)	(13)

Net Revenues (Losses)	$3	$9	$17	$24

Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2014	2013
	(In Millions)

Balances, beginning of year	$128	$373
Unrealized investment gains (losses)	50	(211)

Balances, End of Period	$178	$162

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•

Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include either a five year or an annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2014	$1,626	$4,203	$5,829
Paid guarantee benefits	(171)	(209)	(380)
Other changes in reserve	211	981	1,192

Balance at September 30, 2014	$1,666	$4,975	$6,641

Balance at January 1, 2013	$1,772	$4,561	$6,333
Paid guarantee benefits	(128)	(55)	(183)
Other changes in reserve	168	17	185

Balance at September 30, 2013	$1,812	$4,523	$6,335

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2014	2013
	(In Millions)

Balance, beginning of year	$791	$844
Paid guarantee benefits	(85)	(83)
Other changes in reserve	113	134

Balance, End of Period	$819	$895

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2014 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$13,040	$205	$86	$365	$13,696
Separate Accounts	$37,482	$8,419	$3,905	$36,511	$86,317
Net amount at risk, gross	$264	$181	$2,225	$12,203	$14,873
Net amount at risk, net of amounts reinsured	$264	$121	$1,489	$4,787	$6,661
Average attained age of contractholders	51.0	64.9	70.8	65.7	54.9
Percentage of contractholders over age 70	8.7%	33.1%	55.2%	35.7%	16.0%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$415	$379	$794
Separate Accounts	N/A	N/A	$11,023	$45,758	$56,781
Net amount at risk, gross	N/A	N/A	$1,048	$3,254	$4,302
Net amount at risk, net of amounts reinsured	N/A	N/A	$318	$790	$1,108
Weighted average years remaining until annuitization	N/A	N/A	0.9	2.9	2.7
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features, not included above, was $380 million and $346 million at September 30, 2014 and December 31, 2013, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2014	December 31, 2013
	(In Millions)

GMDB:
Equity	$64,957	$64,035
Fixed income	3,358	3,330
Balanced	17,588	19,237
Other	414	496

Total	$86,317	$87,098

GMIB:
Equity	$42,357	$41,603
Fixed income	2,039	2,208
Balanced	12,184	13,401
Other	201	246

Total	$56,781	$57,458

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At September 30, 2014, the total account value and net amount at risk of the hedged variable annuity contracts were $37,824 million and $5,388 million, respectively, with the GMDB feature and $22,154 million and $789 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2014	$829	$(441)	$388
Other changes in reserves	78	(77)	1

Balance at September 30, 2014	$907	$(518)	$389

Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	186	(111)	75

Balance at September 30, 2013	$742	$(421)	$321

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2014 and December 31, 2013, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$22,288	$335	$22,623
U.S. Treasury, government and agency	—	5,727	—	5,727
States and political subdivisions	—	461	47	508
Foreign governments	—	446	—	446
Commercial mortgage-backed	—	21	713	734
Residential mortgage-backed(1)	—	827	2	829
Asset-backed(2)	—	46	58	104
Redeemable preferred stock	269	633	16	918

Subtotal	269	30,449	1,171	31,889

Other equity investments	220	1	54	275
Trading securities	642	4,535	—	5,177
Other invested assets:
Short-term investments	—	103	—	103
Swaps	—	274	—	274
Credit Default Swaps	—	(19)	—	(19)
Futures	3	—	—	3
Options	—	392	—	392
Floors	—	133	—	133
Currency Contracts	—	3	—	3

Subtotal	3	886	—	889

Cash equivalents	1,101	—	—	1,101
Segregated securities	—	506	—	506
GMIB reinsurance contracts	—	—	9,164	9,164
Separate Accounts’ assets	105,466	2,847	253	108,566

Total Assets	$107,701	$39,224	$10,642	$157,567

Liabilities
GWBL and other features’ liability	$—	$—	$74	$74
SCS, SIO, MSO and IUL indexed features’ liability	—	306	—	306

Total Liabilities	$—	$306	$74	$380

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total
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

At September 30, 2014 and December 31, 2013, respectively, the fair value of public fixed maturities is approximately $23,817 million and $21,671 million or approximately 16.1% and 15.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At September 30, 2014 and December 31, 2013, respectively, the fair value of private fixed maturities is approximately $8,072 million and $7,748 million or approximately 5.5% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers; prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at September 30, 2014 and December 31, 2013, respectively, the net fair value of freestanding derivative positions is approximately $786 million and $617 million or approximately 88.4% and 86.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.2 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2014.

At September 30, 2014 and December 31, 2013, respectively, investments classified as Level 1 comprise approximately 72.8% and 74.5% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2014 and December 31, 2013, respectively, investments classified as Level 2 comprise approximately 26.2% and 24.5% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2014 and December 31, 2013, respectively, approximately $856 million and $970 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

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

At September 30, 2014 and December 31, 2013, respectively, investments classified as Level 3 comprise approximately 1.0% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2014 and December 31, 2013, respectively, were approximately $153 million and $150 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $773 million and $787 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2014 and December 31, 2013, respectively.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $128 million and $133 million at September 30, 2014 and December 31, 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at September 30, 2014. Equity and fixed income volatilities were modeled to reflect the current market volatility.

In second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and GMAB liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively.

In the first nine months of 2014, AFS fixed maturities with fair values of $84 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $77 million were transferred from Level 2 in to the Level 3 classification. These transfers in the aggregate represent approximately 1.0% of total equity at September 30, 2014.

In the first nine months of 2013, AFS fixed maturities with fair values of $34 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $20 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at September 30, 2013. In the third quarter of 2013, one of the Company’s private securities went public and as a result, $19 million was transferred from a Level 3 classification to a Level 2 classification.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2014 and 2013, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, July 1, 2014	$221	$47	$—	$724	$3	$58
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	(1)	—	—	(6)	—	—

Subtotal	(1)	—	—	(6)	—	—

Other comprehensive income (loss)	6	—	—	14	—	2
Purchases	50	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(3)	—	—	(10)	(1)	(2)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	76	—	—	—	—	—
Transfers out of Level 3(1)	(14)	—	—	(9)	—	—

Balance, September 30, 2014	$335	$47	$—	$713	$2	$58

Balance, July 1, 2013	$219	$49	$17	$780	$6	$101
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	2	—	—	2	—	—

Subtotal	2	—	—	2	—	—

Other comprehensive income (loss)	2	(2)	2	25	—	1
Purchases	21	—	—	31	—	—
Sales	(5)	—	—	(154)	(1)	(3)
Transfers into Level 3(1)	15	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	(10)

Balance, September 30, 2013	$254	$47	$19	$684	$5	$89

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(64)	—	—

Subtotal	2	—	—	(63)	—	—

Other comprehensive income (loss)	8	2	—	104	—	7
Purchases	50	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(24)	(1)	—	(13)	(2)	(32)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	77	—	—	—	—	—
Transfers out of Level 3(1)	(69)	—	—	(15)	—	—

Balance, September 30, 2014	$335	$47	$—	$713	$2	$58

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	(1)	—	—
Investment gains (losses), net	3	—	—	(54)	—	—

Subtotal	4	—	—	(55)	—	—

Other comprehensive income (loss)	3	(2)	—	(16)	—	1
Purchases	21	—	—	31	—	—
Sales	(144)	(1)	—	(158)	(4)	(14)
Transfers into Level 3(1)	20	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(18)	—	(11)

Balance, September 30, 2013	$254	$47	$19	$684	$5	$89

	Redeemable Preferred Stock	Other Equity Investments(2)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, July 1, 2014	$15	$53	$—	$8,263	$238	$17
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	3	—	—	—	—
Investment gains (losses), net	—	—	—	—	13	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	852	—	—
Policyholders’ benefits	—	—	—	—	—	21

Subtotal	—	3	—	852	13	21

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	1	—	—	58	6	36
Issues	—	—	—	(9)	—	—
Sales	—	—	—	—	(1)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(1)	—	—	—	—	1	—
Transfers out of Level 3(1)	—	(2)	—	—	(2)	—

Balance, September 30, 2014	$16	$54	$—	$9,164	$253	$74

Balance, July 1, 2013	$15	$61	$—	$8,707	$216	$130
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	1	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,252)	—	—
Policyholders’ benefits	—	—	—	—	—	(81)

Subtotal	—	—	—	(1,252)	1	(81)

Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases	—	—	—	62	1	23
Sales	—	—	—	(9)	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	2	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, September 30, 2013	$15	$60	$—	$7,508	$220	$72

	Redeemable Preferred Stock	Other Equity Investments(2)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, January 1, 2014	$15	$52	$-	$6,747	$237	$-
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	1	—	—	—	—
Investment gains (losses), net	—	1	—	—	10	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	2,275	—	—
Policyholders’ benefits	—	—	—	—	—	(22)

Subtotal	—	2	—	2,275	10	(22)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	1	3	—	168	13	96
Issues	—	—	—	(26)	—	—
Sales	—	(1)	—	—	(3)	—
Settlements	—	—	—	—	(4)	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(2)	—	—	—	—

Balance, September 30, 2014	$16	$54	$—	$9,164	$253	$74

Balance, January 1, 2013	$15	$77	$—	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	9	—	—	—	—
Investment gains (losses), net	—	(7)	—	—	(4)	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	(3,689)	—	—
Policyholders’ benefits	—	—	—	—	—	(252)

Subtotal	—	2	—	(3,689)	(4)	(252)

Other comprehensive income (loss)	—	1	—	—	(1)	—
Purchases	—	2	—	183	1	59
Issues	—	—	—	—	—	—
Sales	—	(3)	—	(30)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(1)	—	—	—	—	3	—
Transfers out of Level 3(1)	—	(19)	—	—	—	—

Balance, September 30, 2013	$15	$60	$—	$7,508	$220	$72

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2014 and 2013 by category for Level 3 assets and liabilities still held at September 30, 2014 and 2013, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2014
Held at September 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$6	$—
Commercial mortgage-backed	—	—	—	12	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$20	$—

GMIB reinsurance contracts	—	—	901	—	—
Separate Accounts’ assets	—	13	—	—	—
GWBL and other features’ liability	—	—	—	—	57

Total	$—	$13	$901	$20	$57

Level 3 Instruments
Third Quarter 2013
Held at September 30, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$1	$—
State and political subdivisions	—	—	—	(1)	—
Foreign governments	—	—	—	2	—
Commercial mortgage-backed	—	—	—	27	—
Asset-backed	—	—	—	1	—

Subtotal	$—	$—	$—	$30	$—

GMIB reinsurance contracts	—	—	(1,199)	—	—
Separate Accounts’ assets	—	1	—	—	—
GWBL and other features’ liability	—	—	—	—	58

Total	$—	$1	$(1,199)	$30	$58

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Nine Months of 2014
Held at September 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$8	$—
Commercial mortgage-backed	—	—	—	88	—
Asset-backed	—	—	—	6	—
State and Political Subs	—	—	—	2	—
Other fixed maturities, available- for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$104	$—

GMIB reinsurance contracts	—	—	2,417	—	—
Separate Accounts’ assets	—	10	—	—	—
GWBL and other features’ liability	—	—	—	—	74

Total	$—	$10	$2,417	$104	$74

Level 3 Instruments
First Nine Months of 2013
Held at September 30, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$2	$—
State and political subdivisions	—	—	—	(2)	—
Commercial mortgage-backed	—	—	—	(29)	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available- for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$(27)	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(3,536)	—	—
Separate Accounts’ assets	—	(4)	—	—	—
GWBL and other features’ liability	—	—	—	—	193

Total	$—	$(4)	$(3,536)	$(27)	$193

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2014 and December 31, 2013, respectively.

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$63	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 bps - 470 bps
	37	Market comparable companies	Discount rate	11.2% - 15.2%

Asset-backed	6	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	17	Market comparable companies	Revenue multiple	2.5x - 3.0x
			Discount rate	18.0%
			Discount years	1.25

Separate Accounts’ assets	228	Third party appraisal	Capitalization rate	5.3%
			Exit capitalization rate	6.3%
			Discount rate	7.2%
	8	Discounted cash flow	Spread over U.S. Treasury curve	235 bps - 390 bps
			Inflation rate	0.0% - 2.4%
			Discount factor	1.1% - 6.0%

GMIB reinsurance contracts	9,164	Discounted cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	7 bps - 15 bps
			Volatility rates - Equity	9.0% - 32.0%

Liabilities:
GMWB/GWBL(1)	$88	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	9.0% - 32.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
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

Excluded from the tables above at September 30, 2014 and December 31, 2013, are approximately $1,119 million and $1,088 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 75.7% and 76.2% of total assets classified as Level 3 at September 30, 2014 and December 31, 2013, respectively, and represent only 0.8% and 0.8% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at September 30, 2014 and December 31, 2013, respectively, are approximately $100 million and $54 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 29.9% and 18.6% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2014 and December 31, 2013, are approximately 0.0% and 25.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2014 and December 31, 2013, are approximately 10.3% and 8.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at September 30, 2014 and December 31, 2013, respectively, are approximately $29 million and $30 million private equity investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of September 30, 2014 and December 31, 2013, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $8 million and $10 million, respectively.

Separate Accounts’ assets classified as Level 3 in the table at September 30, 2014 and December 31, 2013, primarily consist of a private real estate fund with a fair value of approximately $228 million and $215 million, a private equity investment with a fair value of approximately $3 million and $4 million and mortgage loans with fair value of approximately $5 million and $7 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the inflation rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $8 million and $9 million at September 30, 2014 and $3 million and $7 million at December 31, 2013, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at September 30, 2014 and December 31, 2013 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)
September 30, 2014:
Mortgage loans on real estate	$6,235	$—	$—	$6,349	$6,349
Loans to affiliates	1,085	—	805	395	1,200
Policyholders’ account balances: Investment contracts	2,865	—	—	2,996	2,996
Long-term debt	200	—	215	—	215
Loans from affiliates	325	—	397	—	397
December 31, 2013:
Mortgage loans on real estate	$5,684	$—	$—	$5,716	$5,176
Loans to affiliates	1,088	—	800	398	1,198
Policyholders’ account balances: Investment contracts	2,435	—	—	2,523	2,523
Long-term debt	200	—	225	—	225
Loans from affiliates	825	—	969	—	969

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

The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and FHLBNY funding agreements are held at book value.

7)	EMPLOYEE BENEFIT PLANS

The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

AXA Equitable announced in the third quarter of 2013 that benefit accruals under its qualified and non-qualified defined benefit pension plans would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI. In addition, AXA Equitable remeasured the underfunded status of the plan at September 30, 2013, including adjustment of the discount rate assumption from 3.5% to 4.5% reflecting current markets, and recognized a $215 million reduction in the net pension liability, with a corresponding increase in OCI of $140 million, net of income taxes of $75 million. A new company contribution was added to the 401(k) Plan effective January 1, 2014, in addition to the discretionary profit sharing contribution program. AXA Equitable also provides an excess 401(k) contribution for eligible compensation over the qualified plan compensation limits under a nonqualified deferred compensation plan.

In the first nine months of 2014, no cash contributions were made by AXA Equitable to its qualified pension plan. AllianceBernstein contributed $6 million to its qualified pension plans. Based on the funded status of the Company’s plans at September 30, 2014, no minimum contribution is required to be made in 2014 under ERISA, as amended by the Pension Act.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$2	$9	$7	$31
Interest cost	26	23	79	70
Expected return on assets	(39)	(39)	(116)	(116)
Net amortization	27	42	84	124
Actuarial (gain) loss	—	—	—	1
Curtailment	—	3	—	3

Net Periodic Pension Expense	$16	$38	$54	$113

8)	SHARE-BASED COMPENSATION PROGRAMS

Compensation costs for the third quarter and first nine months of 2014 and 2013 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Performance Units/Shares	$3,230	$10,482	$9,925	$24,072
Stock Options	216	348	774	1,355
Restricted Stock	20	32	61	106
AXA Miles	74	65	222	197
AllianceBernstein Stock Options	—	—	(300)	(2,500)
AllianceBernstein Restricted Units	2,200	3,100	9,600	11,000

Total Compensation Expenses	$5,740	$14,027	$20,282	$34,230

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

Performance Units and Performance Shares

2014 Grant. On March 24, 2014, under the terms of the Performance Share Plan, AXA awarded approximately 2 million unearned performance shares to employees of AXA Equitable. The extent to which 2014-2016 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The first tranche of the performance shares earned during this performance period will vest and be settled on the third anniversary of the award date, and the second tranche of the performance shares earned will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In the third quarter and first nine months of 2014, the expense associated with the March 24, 2014 grant of performance shares was approximately $526,000 and $8 million, respectively.

Settlement of 2011 Grant in 2014. On April 3, 2014, cash distributions of approximately $26 million were made to active and former AXA Equitable employees in settlement of 986,580 performance units earned under the terms of the AXA Performance Unit Plan 2011.

Stock Options

2014 Grant. On March 24, 2014, 395,720 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 18.68 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on March 24, 2014, 214,174 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 24, 2014 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.89 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 29.24%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.38% and a risk-free interest rate of 1.54%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the third quarter and first nine months of 2014, the Company recognized expenses associated with the March 24, 2014 grant of options of approximately $71,000 and $291,000, respectively.

2014 AXA Shareplan. In 2014, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2014. Eligible employees could have reserved a share purchase during the reservation period from September 1, 2014 through September 16, 2014 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 28, 2014 through October 31, 2014. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 23, 2014 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $18.69 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 10.8% formula discounted price of $20.83 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2014 which is July 1, 2019. All subscriptions became binding and irrevocable on October 31, 2014.

AllianceBernstein Long-term Incentive Compensation Plans. During the third quarter and first nine months of 2014, AllianceBernstein purchased 0.1 million and 0.2 million Holding units for $1 million and $5 million, respectively (on a trade date basis). These amounts reflect purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

During the third quarter and first nine months of 2013, AllianceBernstein purchased 0.8 million and 2.1 million Holding units for $16 million and $43 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 1.9 million Holding units for $15 million and $39 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

During the first nine months of 2014, AllianceBernstein granted to employees and Eligible Directors 0.8 million restricted Holding awards. During the first nine months of 2013, AllianceBernstein granted to employees and Eligible Directors 6.9 million restricted Holding unit awards (including 6.5 million restricted Holding units granted in January 2013 for 2012 year-end awards). In the first nine months of 2014, AllianceBernstein used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.

9)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2014 and 2013 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

During the second quarter of 2014, the IRS completed its examination of the Company’s 2006 and 2007 Federal corporate income tax returns and issued its Revenue Agent’s Report. The impact of these completed audits on the Company’s financial statements and unrecognized tax benefits in the first nine months of 2014 was a tax benefit of $215 million.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2013, except as set forth below:

Insurance Litigation

A lawsuit was filed in the United States District Court for the Southern District of New York in April 2014, entitled Andrew Yale on behalf of himself and others similarly situated v. AXA Life Insurance Company F/K/A AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable from 2011 to March 11, 2014 (the “Policies”). The complaint alleges that the reserves listed in AXA Equitable’s New York statutory annual statement did not disclose that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented AXA Equitable’s “financial condition” and its “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of the equivalent of all premiums paid by the class for the Policies during that period. In June 2014, AXA Equitable filed a motion to dismiss the complaint, which was denied in October 2014.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $3 million, $15 million, $4 million and $27 million, respectively, for the third quarter and first nine months of 2014 and 2013.

AXA Equitable paid $150 million, $459 million, $149 million and $457 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2014 and 2013. AXA Equitable charged AXA Distribution’s subsidiaries $66 million, $198 million, $66 million and $207 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2014 and 2013, pursuant to the Agreements for Services.

At September 30, 2014 and December 31, 2013, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $7,405 million and $5,388 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the third quarter and first nine months of 2014 and 2013 related to the UL and no lapse guarantee riders totaled approximately $114 million, $333 million, $122 million and $360 million, respectively. Ceded claims paid in the third quarter and first nine months of 2014 and 2013 were $21 million, $70 million, $22 million and $57 million, respectively.

In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note paid interest semi-annually and was scheduled to mature on December 1, 2018. In June 2014, AXA Equitable repaid this note at par value plus interest accrued of $17 million to AXA Financial.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of September 30, 2014 and 2013 follow:

	September 30,
	2014	2013
	(In Millions)

Unrealized gains (losses) on investments	$729	$246
Defined benefit pension plans	(697)	(813)

Total accumulated other comprehensive income (loss)	32	(567)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	20	25

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$52	$(542)

The components of OCI, net-of-taxes for the third quarter and first nine months of 2014 and 2013 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(93)	$(163)	$650	$(1,366)
(Gains) losses reclassified into net earnings (loss) during the period(1)	3	(8)	24	13

Net unrealized gains (losses) on investments	(90)	(171)	674	(1,353)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	11	42	(86)	247

Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(34) million, $(74) million, $321 million and $(591) million)	(79)	(129)	588	(1,106)

Change in defined benefit plans:
Net gain (loss) arising during the period	—	159	—	159
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net actuarial (gains) losses included in net periodic cost	20	29	60	84

Change in defined benefit plans (net of deferred income tax expense (benefit) of $11 million $101 million, $32 million and $131 million)	20	188	60	243

Total other comprehensive income (loss), net of income taxes	(59)	59	648	(863)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	11	(5)	7	4

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(48)	$54	$655	$(859)

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(2) million, $(13) million, $4 million and $(7) million for the third quarter and first nine months of 2014 and 2013, respectively.

(2)

These AOCI components are included in the computation of net periodic costs (see Note 7). Reclassification adjustments shown net of income tax expense (benefit) of $11 million, $32 million, $16 million and $45 million for the third quarter and first nine months of 2014 and 2013 respectively.

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

13)	COMMITMENTS AND CONTINGENT LIABILITIES

Restructuring

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the third quarter and first nine months of 2014 and 2013, respectively, AXA Equitable recorded $5 million, $33 million, $8 million and $82 million pre-tax charges related to severance and lease write-offs. The amount recorded in the first nine months of 2014 and first nine months of 2013, included pre-tax charges of $25 million and $52 million, respectively, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, New York headquarters.

During the third quarter and first nine months of 2013, AllianceBernstein recorded $25 million and $27 million, respectively, of pre-tax real estate charges related to a global office space consolidation plan. Included in the third quarter 2013 real estate charge was a charge of $16 million related to additional sublease losses resulting from the extension of sublease marketing periods.

Obligation under funding agreements

As a member of the FHLBNY, AXA Equitable has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1,000 million to $3,000 million. At September 30, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. The funding agreements were used to extend the duration of the assets within the General Account investment portfolio. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

14)	ACQUISITION BY ALLIANCEBERNSTEIN

On June 20, 2014, AllianceBernstein acquired an approximate 82% interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that manages approximately $3.0 billion in global core equity assets for institutional investors, for a cash payment of $64 million and assumed net liabilities of $5 million. The excess of the purchase price over the fair value of identifiable net assets acquired resulted in the recognition of $86 million of goodwill and intangible assets as of September 30, 2014. AllianceBernstein also recorded redeemable non-controlling interest of $17 million relating to the fair value of the remaining approximate 18% of CPH.

15)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Segment revenues:
Insurance	$3,011	$137	$8,784	$(371)
Investment Management(1)	749	703	2,220	2,150
Consolidation/elimination	(6)	(6)	(20)	(16)

Total Revenues	$3,754	$834	$10,984	$1,763

(1)

Intersegment investment advisory and other fees of approximately $18 million, $53 million, $18 million and $50 million for the third quarter and first nine months of 2014 and 2013, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$1,426	$(1,480)	$3,849	$(4,814)
Investment Management(2)	142	106	412	368
Consolidation/elimination	—	—	—	(1)

Total Earnings (Loss) from Continuing Operations, before income taxes	$1,568	$(1,374)	$4,261	$(4,447)

(2)	Net of interest expense incurred on securities borrowed.

	September 30, 2014	December 31, 2013
	(In Millions)

Segment assets:
Insurance	$177,672	$171,532
Investment Management	12,092	11,873
Consolidation/elimination	(4)	(4)

Total Assets	$189,760	$183,401

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $574.7 billion at September 30, 2014, of which approximately $473.0 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Minimum Income Benefit (“GMIB”) features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be lower than the $987 million and $2.9 billion consolidated net earnings of the Company and the $960 million and $2.8 billion consolidated net earnings of the Insurance segment for the third quarter and first nine months of 2014, respectively. These earnings were largely due to the market driven increase in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) which were not fully offset by the increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment, customer preferences and drives profitable growth while appropriately managing risk. While these products have generally been well received in the marketplace, variable annuity products continue to account for the majority of the Company’s sales.

In the third quarter of 2014, life insurance and annuities first year premiums and deposits by the Company decreased by $88 million, or 4.2% from the comparable 2013 period. The decrease in first year premiums and deposits during the third quarter of 2014 was primarily driven by $81 million lower annuity sales and $7 million lower life insurance sales. In the first nine months of 2014, life insurance and annuities first year premiums and deposits by the Company increased by $118 million, or 2.0% from the comparable 2013 period. The increase in first year premiums and deposits during the first nine months of 2014 was primarily driven by $154 million higher annuity sales, which were partially offset by $35 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

GMDB/IB Buyback. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2014, the Company’s program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts expired. The Company believes that this program was mutually beneficial to both the Company and policyholders, who no longer needed or wanted the GMDB and GMIB rider. As a result of this program, the Company is assuming a change in the short term behavior of remaining policyholders, as those who did not accept are assumed to be less likely to surrender their contract over the short term.

Due to the differences in accounting recognition between the fair value of the reinsurance contract asset, the U.S. GAAP gross reserves and DAC, the net impact of the buyback was a $7 million increase to Net earnings in the third quarter of 2014, a $29 million decrease to Net earnings in the first nine months of 2014 and a $163 million increase to the Net loss in the third quarter and first nine months of 2013. For additional information, see “Accounting for VA Guarantee Features” below.

Expense Management. In furtherance of the Company’s on-going efforts to reduce costs, manage expenses and operate more efficiently, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, New York headquarters and has sublet the vacated space. In the first nine months of 2014, AXA Equitable recorded a non-cash pre-tax charge of $25 million related to the ongoing contractual operating lease obligations for this space and AXA Equitable’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

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

AllianceBernstein AUM. At AllianceBernstein, total assets under management (“AUM”) as of September 30, 2014 were $473.0 billion, an increase of $22.6 billion, or 5.0%, compared to December 31, 2013, and up $27.8 billion, or 6.3%, compared to September 30, 2013. During the first nine months of 2014, AUM increased as a result of market appreciation of $14.1 billion, net inflows of $6.7 billion, acquisitions of $2.9 billion partially offset by an adjustment of $1.1 billion (AllianceBernstein now excludes assets for which it provides administrative services but not investment management services from AUM). During the twelve month period ended September 30, 2014, AUM increased as a result of market appreciation of $27.5 billion and acquisitions of $5.0 billion partially offset by net outflows of $3.6 billion and an adjustment of $1.1 billion. For additional information, see “Fees and Assets Under Management” below.

ACCOUNTING FOR VA GUARANTEE FEATURES

The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in the first nine months of 2014, when the Company recognized approximately $909 million of income on free standing derivatives and $2.4 billion of income on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by the $901 million increase in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in the first nine months of 2014, particularly during periods in which equity markets and/or interest rates change.

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the third quarters and first nine months of 2014 and 2013 and the year ended December 31, 2013, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
	(In Millions)

Income (loss) on free-standing derivatives(1)	$363	$(662)	$909	$(2,188)	$(2,959)
Increase (decrease) in fair value of
GMIB reinsurance contracts(2)	901	(1,199)	2,417	(3,536)	(4,297)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(408)	14	(901)	177	644

Total	$856	$(1,847)	$2,425	$(5,547)	$(6,612)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.7 billion at September 30, 2014) and/or letters of credit ($2.8 billion at September 30, 2014). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2013 Form 10-K.

2014 Assumption Changes and Refinements. In third quarter 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement in the third quarter and first nine months of 2014 resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million and an increase in the GMIB reserves of $16 million. In addition, in second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and GMAB liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements in the second quarter and first nine months of 2014 were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively. In the first nine months of 2014, the after DAC and after tax impacts of these refinements increased Net earnings by approximately $337 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Universal life and investment-type product policy fee income	$901	$943	$2,613	$2,693
Premiums	121	112	389	366
Net investment income (loss):
Investment income (loss) from derivative instruments	295	(574)	982	(2,220)
Other investment income (loss)	537	567	1,689	1,661

Total net investment income (loss)	832	(7)	2,671	(559)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	—	(53)	(64)
Portion of loss recognized in other comprehensive income	—	—	—	15

Net impairment losses recognized	(2)	—	(53)	(49)
Other investment gains (losses), net	7	12	26	11

Total investment gains (losses), net	5	12	(27)	(38)

Commissions, fees and other income	994	973	2,921	2,837
Increase (decrease) in the fair value of the reinsurance contract asset	901	(1,199)	2,417	(3,536)

Total revenues	3,754	834	10,984	1,763

Policyholders’ benefits	915	511	2,521	1,478
Interest credited to policyholders’ account balances	166	365	820	997
Compensation and benefits	415	415	1,311	1,287
Commissions	285	285	858	858
Distribution related payments	106	101	304	322
Amortization of deferred sales commission	12	11	30	32
Interest expense	10	18	45	71
Amortization of deferred policy acquisition costs	44	283	122	442
Capitalization of deferred policy acquisition costs	(155)	(163)	(467)	(484)
Rent expense	40	40	123	125
Amortization of other intangible assets	7	6	20	18
Other operating costs and expenses	341	336	1,036	1,064

Total benefits and other deductions	2,186	2,208	6,723	6,210

Earnings (loss) from continuing operations before income taxes	1,568	(1,374)	4,261	(4,447)
Income tax (expense) benefit	(491)	560	(1,090)	1,731

Net earnings (loss)	1,077	(814)	3,171	(2,716)
Less: net (earnings) loss attributable to the noncontrolling interest	(90)	(64)	(262)	(217)

Net Earnings (Loss) Attributable to AXA Equitable	$987	$(878)	$2,909	$(2,933)

The consolidated earnings (loss) narrative that follows discusses the results for the third quarter and first nine months ended September 30, 2014 compared to the comparable 2013 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net earnings attributable to the Company in third quarter 2014 were $987 million, an increase of $1.9 billion from the $878 million of net loss attributable to the Company in third quarter 2013. The increase is primarily attributable to an increase in the fair value of the reinsurance contract asset and investment income from derivatives which were not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves, lower amortization of DAC and lower interest credited to policyholders’ account balances in the third quarter of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments which were not fully offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves for the 2013 comparable prior period. The Company recorded an income tax expense of $491 million in third quarter 2014 as compared to an income tax benefit of $560 million in third quarter 2013.

Net earnings attributable to the noncontrolling interest were $90 million in third quarter 2014 as compared to $64 million for third quarter 2013. The increase was principally due to higher earnings from AllianceBernstein in third quarter 2014 as compared to third quarter 2013.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.1 billion in third quarter 2014, an increase of $1.9 billion from a net loss of $814 million reported for third quarter 2013. The Insurance segment’s net earnings in third quarter 2014 were $960 million, an increase of $1.9 billion from $902 million net loss in third quarter 2013, while the net earnings for the Investment Management segment totaled $117 million, a $29 million increase from the $88 million in net earnings in third quarter 2013.

Income tax expense in third quarter 2014 was $491 million, primarily due to the pre-tax earnings in the Insurance segment, compared to an income tax benefit of $560 million in third quarter 2013, primarily due to the pre-tax losses in the Insurance segment. Income taxes for third quarter 2014 and 2013 were computed using an estimated annual effective tax rate. In third quarter 2014 and 2013, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $1.6 billion in third quarter 2014, an increase of $2.9 billion from the $1.4 billion in pre-tax losses reported in third quarter 2013. The Insurance segment’s earnings from continuing operations totaled $1.4 billion in third quarter 2014, $2.9 billion higher than the $1.5 billion loss in third quarter 2013. The higher pre-tax earnings in third quarter 2014 as compared to third quarter 2013 were primarily due to an increase in the fair value of the reinsurance contract asset and investment income from derivatives not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves, lower amortization of DAC and lower interest credited to policyholders’ account balances in the third quarter of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments not fully offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves in the 2013 comparable period. The Investment Management segment’s earnings from continuing operations were $142 million in third quarter 2014, $36 million higher than the $106 million reported in third quarter 2013. The higher earnings from continuing operations in the investment management segment in the third quarter of 2014 were primarily due to higher commission fees and other income, an increase in investment income from derivatives and the absence of $25 million of restructuring charges recorded in the third quarter of 2013 partially offset by higher compensation and benefits.

Total revenues were $3.8 billion in third quarter 2014, an increase of $2.9 billion from $834 million reported in third quarter 2013. The Insurance segment reported a $2.9 billion increase in its revenues and the Investment Management segment had a $46 million increase. The increase of Insurance segment revenues to $3.0 billion in third quarter 2014 from the $137 million in third quarter 2013 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $901 million as compared to the $1.2 billion decrease in third quarter 2013 and $291 million of investment income from derivatives as compared to a loss of $561 million in third quarter 2013 partially offset by $42 million lower universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $749 million in third quarter 2014 as compared to $703 million in third quarter 2013 was primarily due to $48 million higher investment advisory and services fees, $4 million of investment income from derivatives as compared to a loss of $13 million in third quarter 2013 and an $8 million increase in investment gains partially offset by $15 million other investment losses as compared to $21 million of other investment income in the third quarter of 2013.

Total benefits and expenses were $2.2 billion in third quarter 2014, a decrease of $22 million from the $2.2 billion total for third quarter 2013. The Insurance segment’s total benefits and expenses were $1.6 billion, a decrease of $32 million from the third quarter 2013 total of $1.6 billion. The Investment Management segment’s total expenses for third quarter 2014 were $607 million, $10 million higher than the $597 million in expenses in third quarter 2013. The Insurance segment’s increase was principally due to $404 million higher policyholders’ benefits and $21 million higher other operating costs and expenses partially offset by lower DAC amortization ($44 million in third quarter 2014 as compared to $283 million in third quarter 2013) and a decrease of $199 million in interest credited to policyholders’ account balances. The increase in expenses for the Investment Management segment was principally due to $17 million higher compensation and benefit expenses, $11 million higher other operating costs and expenses and $5 million higher distribution related payments partially offset by the absence of $25 million in restructuring charges recorded in third quarter 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net earnings attributable to the Company in the first nine months of 2014 were $2.9 billion, an increase of $5.8 billion from the $2.9 billion of net loss attributable to the Company in the first nine months of 2013. The increase is primarily attributable to an increase in the fair value of the reinsurance contract asset and investment income from derivatives which were not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves, lower amortization of DAC and lower interest credited to policyholders’ account balances in the first nine months of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments which were not fully offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves for the 2013 comparable prior period. The Company recorded an income tax expense of $1.6 billion in the first nine months of 2014 as compared to an income tax benefit of $1.7 billion in the first nine months of 2013.

Net earnings attributable to the noncontrolling interest were $262 million in the first nine months of 2014 as compared to $217 million for the first nine months 2013. The increase was principally due to higher earnings from AllianceBernstein in the first nine months of 2014 as compared to the first nine months of 2013.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $3.2 billion in the first nine months of 2014, an increase of $5.9 billion from a net loss of $2.7 billion reported for the first nine months of 2013. The Insurance segment’s net earnings in the first nine months of 2014 were $2.8 billion, an increase of $5.8 billion from the $3.0 billion net loss in the first nine months of 2013, while the net earnings for the Investment Management segment totaled $343 million, a $47 million increase from the $296 million in net earnings in the first nine months of 2013.

Income tax expense in the first nine months of 2014 was $1.1 billion, primarily due to the pre-tax earnings in the Insurance segment, compared to an income tax benefit of $1.7 billion in the first nine months of 2013, primarily due to the pre-tax losses in the Insurance segment. Income tax expense in the first nine months of 2014 was reduced by a $215 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for the first nine months of 2014 and 2013 were computed using an estimated annual effective tax rate. In the first nine months of 2014 and 2013, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $4.3 billion in the first nine months of 2014, an increase of $8.7 billion from the $4.4 billion in pre-tax losses reported in the first nine months of 2013. The Insurance segment’s earnings from continuing operations totaled $3.8 billion in the first nine months of 2014, $8.7 billion higher than the $4.8 billion loss in the first nine months of 2013. The higher pre-tax earnings in the first nine months of 2014 as compared to the first nine months of 2013 were primarily due to an increase in the fair value of the reinsurance contract asset and investment income from derivatives not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves, a lower amortization of DAC and lower interest credited to policyholders’ account balances in the first nine months of 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments partially offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves in the 2013 comparable period. The Investment Management segment’s earnings from continuing operations were $412 million in the first nine months of 2014, $44 million higher than $368 million of net earnings in the first nine months of 2013. The higher earnings from continuing operations in the investment management segment in the first nine months of 2014 were primarily due to higher commission fees and other income, investment gains in the first nine months of 2014 as compared to losses in the comparable 2013 period, the absence of $27 million of restructuring charges recorded in the first nine months of 2013 and lower distribution related payments partially offset by lower investment income, higher compensation and benefit expenses and higher other operating expenses.

Total revenues were $11.0 billion in the first nine months of 2014, an increase of $9.2 billion from $1.8 billion reported in the first nine months of 2013. The Insurance segment reported a $9.1 billion increase in its revenues and the Investment Management segment had a $70 million increase. The increase in revenues of the Insurance segment to $8.8 billion in the first nine months of 2014 from the $371 million negative revenues in the first nine months of 2013 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $2.4 billion as compared to the $3.5 billion decrease in the first nine months of 2013 and $997 million of investment income from derivatives as compared to a loss of $2.2 billion in the first nine months of 2013 and an increase of $81 million in other investment income partially offset by $80 million lower universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $2.2 billion in the first nine months of 2014 as compared to $2.1 billion in the first nine months of 2013 was primarily due to $92 million higher investment advisory and services fees, $27 million higher investment gains, $22 million higher Bernstein research services partially offset by investment losses of $2 million in the first nine months of 2014 as compared to investment income of $50 million in the 2013 comparable period and $21 million lower distribution revenues.

Total benefits and expenses were $6.7 billion in the first nine months of 2014, an increase of $513 million from the $6.2 billion total for the first nine months of 2013. The Insurance segment’s total benefits and expenses were $4.9 billion, an increase of $492 million from the first nine months of 2013 total of $4.4 billion. The Investment Management segment’s total expenses for the first nine months of 2014 were $1.8 billion, $26 million higher than the $1.8 billion in expenses in the first nine months of 2013. The Insurance segment’s increase was principally due to $1.0 billion higher policyholders’ benefits partially offset by lower DAC amortization ($122 million in the first nine months of 2014 as compared to $442 million in the first nine months of 2013), $177 million lower interest credited to policyholders’ account balances and $22 million lower other operating costs and expenses. The increase in expenses for the Investment Management segment was principally due to $44 million higher compensation and benefit expenses and $26 million higher other operating costs and expenses partially offset by the absence of $27 million restructuring charges recorded in the first nine months of 2013 and $18 million lower distribution related payments.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Universal life and investment-type product policy fee income	$901	$943	$2,613	$2,693
Premiums	121	112	389	366
Net investment income (loss):
Investment income (loss) from derivative instruments	291	(561)	997	(2,208)
Other investment income (loss)	544	537	1,654	1,573

Total net investment income (loss)	835	(24)	2,651	(635)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	—	(53)	(64)
Portion of losses recognized in other comprehensive income	—	—	—	15

Net impairment losses recognized	(2)	—	(53)	(49)
Other investment gains (losses), net	(1)	12	15	27

Total investment gains (losses), net	(3)	12	(38)	(22)

Commissions, fees and other income	256	293	752	763
Increase (decrease) in the fair value of the reinsurance contract asset	901	(1,199)	2,417	(3,536)

Total revenues	3,011	137	8,784	(371)

Policyholders’ benefits	915	511	2,521	1,478
Interest credited to policyholders’ account balances	166	365	820	997
Compensation and benefits	93	111	345	365
Commissions	285	285	858	858
Amortization of deferred policy acquisition costs	44	283	122	442
Capitalization of deferred policy acquisition costs	(155)	(163)	(467)	(484)
Rent expense	8	8	25	28
Interest expense	9	18	44	70
All other operating costs and expenses	220	199	667	689

Total benefits and other deductions	1,585	1,617	4,935	4,443

Earnings (Loss) from Continuing Operations, before Income Taxes	$1,426	$(1,480)	$3,849	$(4,814)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

In third quarter 2014, the Insurance segment’s revenues increased $2.9 billion to $3.0 billion from $137 million in third quarter 2013. The increase was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $901 million as compared to a decrease of $1.2 billion in third quarter 2013, $291 million of investment income from derivatives as compared to a loss of $561 million in third quarter 2013 partially offset by a decrease of $42 million in Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income decreased $42 million to $901 million in third quarter 2014 from $943 million in third quarter 2013. The decrease was principally due to a $50 million lower decrease in the initial fee liability, a portion of the 2013 decrease in the initial fee liability resulted from updated projected mortality costs for variable and interest sensitive life products.

Premiums totaled $121 million in third quarter 2014, $9 million higher than the $112 million in third quarter 2013. This increase primarily resulted from $11 million higher affiliated ceded premiums.

Net investment income increased $859 million to $835 million in third quarter 2014 from a $24 million loss in third quarter 2013. The increase resulted from an increase of $852 million in investment income from derivative instruments and a $7 million increase in other investment income. The Insurance segment reported $291 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $561 million in third quarter 2013. The third quarter 2014 investment income from derivatives was primarily driven by movements in interest rates and relatively flat equity markets during third quarter 2014. The 2013 losses from derivative instruments were driven by the impact of higher interest rates and improvements in equity markets.

Investment gains (losses), net was a loss of $3 million in third quarter 2014, as compared to a gain of $12 million in third quarter 2013. The Insurance segment’s net losses in third quarter 2014 were primarily due to a $4 million addition to the mortgage loan valuation allowance and $2 million of writedowns of fixed maturities recognized in earnings primarily related to CMBS securities. The Insurance segment’s net gains in third quarter 2013 were primarily due to $12 million of investment gains on sales of fixed maturities.

Commissions, fees and other income decreased $37 million to $256 million in third quarter 2014 as compared to $293 million in third quarter 2013. This decrease was primarily due to $45 million lower fee income from AXA Distributors partially offset by an increase of $8 million in gross investment management and distribution fees from EQAT/VIP.

In third quarter 2014, there was a $901 million increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as derivatives, as compared to the $1.2 billion decrease in its fair value in third quarter 2013; both periods’ changes reflected existing capital market conditions. Included in third quarter 2014 was the impact from movements in interest rates and relatively flat equity markets which increased the fair value of the reinsurance contract asset by $464 million and $79 million, respectively. In addition in third quarter 2014 the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million. Included in third quarter 2013 was the impact of improvements in equity markets and rising interest rates which decreased the fair value of the reinsurance contract asset by $522 million and $457 million, respectively.

Benefits and Other Deductions

In third quarter 2014, total benefits and other deductions decreased $32 million to $1.6 billion from $1.6 billion in third quarter 2013. The Insurance segment’s decrease was principally due to lower DAC amortization and a decrease in interest credited to policyholders’ account balances partially offset by an increase in policyholders’ benefits and higher other operating expenses.

Policyholders’ benefits increased $404 million to $915 million in third quarter 2014 from $511 million in third quarter 2013. The increase was primarily due to the $390 million increase in GMDB/GMIB reserves and an $18 million increase in GWBL and GMAB reserves in third quarter 2014 compared to a $17 million increase in GMDB/GMIB reserves and a $31 million decrease in GWBL and GMAB reserves in third quarter 2013; both periods reflecting changes in interest rates and equity markets.

The 2014 increase in GMIB/DB reserves included a $16 million increase in reserves related to the Company’s updated assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The third quarter 2013 increase in the no lapse guarantee reserve included $30 million of mortality assumption updates for variable and interest sensitive life products, which were updated based on emerging experience.

In third quarter 2014, interest credited to policyholders’ account balances totaled $166 million, a decrease of $199 million from the $365 million reported in third quarter 2013 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $93 million in third quarter 2014, an $18 million decrease from $111 million in third quarter 2013.

In third quarter 2014, interest expense totaled $9 million; a decrease of $9 million from $18 million in third quarter 2013. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial during second quarter 2014.

DAC amortization was $44 million in third quarter 2014, a decrease of $239 million from $283 million of amortization in third quarter 2013. The decrease in DAC amortization is primarily due to $10 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the third quarter of 2014 compared to $177 million unfavorable changes in expected future margins on variable and interest-sensitive life products due to the updates in mortality assumptions (partially offset in the initial fee liability) in the comparable 2013 period.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At September 30, 2014, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.67% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.67% net of product weighted average Separate Account fees) and 0.0% (-2.33% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At September 30, 2014, current projections of future average gross market returns assume a 0.0% annualized return for the next six quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in thirteen quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2013 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $155 million in third quarter 2014, a decrease of $8 million from the $163 million reported in third quarter 2013. The decrease was primarily due to a $6 million decrease in first year commissions and a $2 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $220 million in third quarter 2014, an increase of $21 million from the $199 million reported in third quarter 2013. The increase of $21 million is primarily related to a $15 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

In the first nine months of 2014, the Insurance segment’s revenues increased $9.2 billion to $8.8 billion from negative revenues of $371 million in the first nine months of 2013. The increase was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $2.4 billion as compared to a decrease of $3.5 billion in the first nine months of 2013 and $997 million of investment income from derivatives as compared to a loss of $2.2 billion in the first nine months of 2013 partially offset by $80 million lower Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income totaled $2.6 billion in the first nine months of 2014, $80 million lower than the $2.7 billion in the first nine months of 2013. The decrease was principally due to an increase in the initial fee liability of $36 million in the first nine months of 2014 which resulted primarily from favorable changes in expected future margins on variable and interest-sensitive life products compared to a $90 million decrease of the initial fee liability in the first nine months of 2013 which was primarily driven by lower expected future profits resulting from updated projected mortality costs for variable and interest sensitive life products.

Premiums totaled $389 million in the first nine months of 2014, $23 million higher than the $366 million in the first nine months of 2013. This increase primarily resulted from lower affiliated ceded premiums.

Net investment income increased $3.3 billion to $2.7 billion in the first nine months of 2014 from a $635 million loss in the first nine months of 2013. The increase resulted from a $3.2 billion increase in investment income from derivative instruments and an $81 million increase in other investment income. The Insurance segment reported $3.2 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $2.2 billion in the first nine months of 2013. The first nine months of 2014 investment income from derivatives was primarily driven by a decrease in interest rates partially offset by improvements in equity markets during the first nine months of 2014. The first nine months of 2013 losses from derivative instruments were driven by the impact of higher interest rates and improvements in equity markets. Other investment income increased $81 million from $1.6 billion in the first nine months of 2013 primarily due to the increases of $66 million of equity income from limited partnerships and $33 million from trading securities partially offset by a decrease of $29 million from fixed maturities.

Investment gains (losses), net was a loss of $38 million in the first nine months of 2014, as compared to a loss of $22 million in the first nine months of 2013. The Insurance segment’s net loss in the first nine months of 2014 was primarily due to $53 million of writedowns of fixed maturities recorded in earnings, substantially all of which related to CMBS securities and a $10 million addition to the mortgage loan valuation allowance partially offset by $20 million of gains on sales of fixed maturities and $7 million in gains on sales of mortgage loans on real estate. The first nine months of 2013 losses were primarily due to $49 million of writedowns of fixed maturities recorded in earnings, substantially all of which related to CMBS securities and a $5 million addition to the mortgage loans valuation allowance partially offset by $29 million of gains on sales of fixed maturities and $2 million in gains on sales of mortgage loans on real estate.

Commissions, fees and other income decreased $11 million to $752 million in the first nine months of 2014 as compared to $763 million in the first nine months of 2013. This decrease was primarily due to $39 million lower other income primarily from AXA Distributors offset by $28 million higher gross investment management and distribution fees from EQAT/VIP.

In the first nine months of 2014, there was a $2.4 billion increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as derivatives, as compared to the $3.5 billion decrease in its fair value in the first nine months of 2013; both periods’ changes reflected existing capital market conditions. Included in the first nine months of 2014 was the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $2.1 billion and the impact and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $305 million.

Included in the first nine months of 2014 increase in the fair value of the GMIB reinsurance contract asset are refinements to the fair value calculation of the GMIB reinsurance contract asset which increased the fair value of the reinsurance contract asset by $510 million and a $62 million increase to the fair value of the GMIB reinsurance contract asset due to updated assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. Included in the first nine months of 2013 were the impacts of rising interest rates and improvements in the equity markets which decreased the fair value of the reinsurance contract asset by $2.5 billion and $1.2 billion, respectively, partially offset by the impact of refining the projection of future GMIB costs which increased the fair value of the reinsurance contract asset by $376 million.

Benefits and Other Deductions

In the first nine months of 2014, total benefits and other deductions increased $492 million to $4.9 billion from $4.4 billion in the first nine months of 2013. The Insurance segment’s increase was principally due to an increase in policyholders’ benefits offset by a decrease in DAC amortization and interest credited to policyholders’ account balances.

Policyholders’ benefits increased $1.0 billion to $2.5 billion in the first nine months of 2014 from $1.5 billion in the first nine months of 2013. The increase was primarily due to the $875 million increase in GMDB/GMIB reserves and a $26 million increase in GWBL and GMAB reserves in the first nine months of 2014 as compared to a $63 million decrease in GMDB/GMIB reserves and a $114 million decrease in the GWBL and GMAB reserves in the first nine months of 2013; both periods reflecting changes in interest rate and equity markets. In the first nine months of 2014, benefits paid and other changes in policyholder’s benefits increased $124 million to $1.4 billion from $1.3 billion in the comparable 2013 period. These increases in policyholders’ benefits were partially offset by a $74 million lower increase in the no lapse guarantee reserves and by the absence of a $56 million increase in the premium deficiency reserve recorded for the major medical business in the first nine months of 2013.

The increase in GMDB/GMIB reserves in the first nine months of 2014 included a $16 million increase in reserves related to Company’s updated assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. This increase was more than offset by a $110 million decrease in GMIB/DB reserves resulting from an out-of-period adjustment related to model refinements. The first nine months of 2013 policyholder benefits included a $177 million increase in GMIB reserves related to refining the projection of future GMIB costs and a $30 million increase in the no lapse guarantee reserve related to mortality assumption updates for variable and interest sensitive life products, which were updated based on emerging experience.

In the first nine months of 2014, interest credited to policyholders’ account balances totaled $820 million, a decrease of $177 million from the $997 million reported in the first nine months of 2013 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $345 million in the first nine months of 2014, a $20 million decrease from $365 million in first nine months of 2013.

Total commissions remained relatively unchanged in the first nine months of 2014 as compared to the first nine months of 2013.

In the first nine months of 2014, interest expense totaled $44 million; a decrease of $26 million from $70 million in the first nine months of 2013. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial in second quarter 2013 and repayment of a second $500 million callable 7.1% surplus note to AXA Financial in second quarter 2014.

DAC amortization was $122 million in the first nine months of 2014, a decrease of $320 million from $442 million of amortization in the first nine months of 2013. The decrease in DAC amortization is primarily due to $82 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the first nine months of 2014 compared to $166 million unfavorable changes in expected future margins on variable and interest-sensitive life products due to the updates in mortality assumptions (partially offset in the initial fee liability) in the 2013 comparable period.

DAC capitalization totaled $467 million in the first nine months of 2014, a decrease of $17 million from the $484 million reported in the first nine months of 2013. The decrease was primarily due to a $9 million decrease in first year commissions and an $8 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $667 million in the first nine months of 2014, a decrease of $22 million from the $689 million reported in the first nine months of 2013. The decrease of $22 million is primarily related to a decrease in a one-time severance and lease write-offs of $49 million as a result of the second quarter 2013 non-cash pre-tax charge related to the reduction in office space in the Company’s 1290 Avenue of Americas, New York, New York headquarters partially offset by a $24 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic. Among other things, features, pricing of various products and sales volume, including but not limited to variable annuity products, continue to evolve, in response to changing macroeconomic environment, customer preferences, company risk appetites, and other factors.

The following table lists sales for major insurance product lines for the third quarter and first nine months of 2014 and 2013. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
Retail:
Annuities
First year	$900	$910	$2,633	$2,607
Renewal	446	441	1,560	1,527

	1,346	1,351	4,193	4,134

Life(1)
First year	36	37	114	123
Renewal	430	432	1,281	1,309

	466	469	1,395	1,432

Other(2)
First year	2	2	7	8
Renewal	55	57	163	166

	57	59	170	174

Total retail	1,869	1,879	5,758	5,740

Wholesale:
Annuities
First year	1,054	1,125	3,144	3,016
Renewal	51	50	139	133

	1,105	1,175	3,283	3,149

Life(1)
First year	8	14	24	50
Renewal	153	151	467	448

	161	165	491	498

Total wholesale	1,266	1,340	3,774	3,647

Total Premiums and Deposits	$3,135	$3,219	$9,532	$9,387

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for third quarter 2014 were $3.1 billion, an $84 million decrease from $3.2 billion in third quarter 2013 while total first year premiums and deposits decreased $88 million to $2.0 billion in third quarter 2014 from $2.1 billion in third quarter 2013. The annuity line’s first year premiums and deposits decreased $81 million to $2.0 billion principally due to the $83 million decrease ($71 million decrease in the retail channel and a $12 million decrease in the wholesale channel) in variable annuities’ sales as a result of lower sales of certain variable annuity products. First year premiums and deposits for the life insurance products decreased $7 million, primarily due to the $5 million and $2 million decreases in sales of insurance products in the wholesale and retail channels, respectively. The decrease in AXA Equitable sales of life insurance products reflects lower sales of UL and term life products.

Total premiums and deposits for insurance and annuity products for the first nine months of 2014 were $9.5 billion, a $145 million increase from $9.4 billion in the first nine months of 2013 while total first year premiums and deposits increased $118 million to $5.9 billion in the first nine months of 2014 from $5.8 billion in the first nine months of 2013. The annuity line’s first year premiums and deposits increased $154 million to $5.8 billion principally due to an increase ($128 million increase in the wholesale channel and a $24 million increase in the retail channel) in variable annuities’ sales as a result of higher sales of certain variable annuity products. First year premiums and deposits for the life insurance products decreased $35 million, primarily due to the $17 million and $8 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The decrease in AXA Equitable sales of life insurance products reflects that most sales of indexed life insurance products to policyholders located outside of New York were issued by MLOA, instead of AXA Equitable and lower sales of other interest sensitive and term life products.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended September 30,		Nine Months Ended September 30,		Rates(1) Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)

Annuities	$2,058	$1,653	$7,169	$4,993	8.2%	6.3%
Variable and interest-sensitive life	178	186	558	630	3.6%	4.3%
Traditional life	46	52	146	165	2.6%	2.8%

Total	$2,282	$1,891	$7,873	$5,788

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $391 million, from $1.9 billion in third quarter 2013 to $2.3 billion for third quarter 2014. There was an increase of $405 million in individual annuities surrenders and withdrawals with decreases of $8 million and $6 million, respectively, in variable and interest sensitive and traditional life products. The increase in annuities surrenders for the third quarter of 2014 includes $290 million of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in third quarter 2014.

Surrenders and withdrawals increased $2.1 billion, from $5.8 billion in the first nine months of 2013 to $7.9 billion for the first nine months of 2014. There was an increase of $2.2 billion in individual annuities surrenders and withdrawals with decreases of $72 million and $19 million, respectively, in variable and interest sensitive and traditional life products. The annualized annuities surrender rate increased to 8.2% in the first nine months of 2014 from 6.3% in the first nine months of 2013. The increase in annuities surrenders for the first nine months of 2014 includes $1.8 billion of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in third quarter 2014. As a result of this program, the Company expects a change in the short term behavior of policyholders, as those who did not accept the offer are assumed to be less likely to lapse their contract over the short term. The individual life insurance products’ annualized surrender rate decreased to 3.3% in the first nine months of 2014 from 3.9% in the first nine months of 2013.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the third quarter and first nine months of 2014 and 2013.

Investment Management - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$497	$449	$1,444	$1,352
Bernstein research services	112	108	354	332
Distribution revenues	116	113	332	353
Other revenues(1)	27	25	81	79

Commissions, fees and other income	752	695	2,211	2,116

Investment income (loss)	(10)	8	—	52
Less: interest expense to finance trading activities	(1)	—	(2)	(2)

Net investment income (loss)	(11)	8	(2)	50

Investment gains (losses), net	8	—	11	(16)

Total revenues	749	703	2,220	2,150

Expenses:
Compensation and benefits	322	305	967	923
Distribution related payments	106	101	304	322
Amortization of deferred sales commissions	12	11	30	32
Real estate charge	(1)	25	—	27
Interest expense	1	—	1	1
Rent expense	32	32	98	97
Amortization of other intangible assets, net	7	6	20	18
Other operating costs and expenses	128	117	388	362

Total expenses	607	597	1,808	1,782

Earnings (Loss) from Operations before Income Taxes	$142	$106	$412	$368

(1)

Included fees earned by AllianceBernstein totaling $8 million, $23 million, $9 million and $27 million in the third quarter and first nine months of 2014 and 2013, respectively, for services provided to the Company.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations were $142 million, an increase of $36 million from pre-tax earnings of $106 million in the third quarter of 2013.

Revenues totaled $749 million in third quarter 2014, an increase of $46 million from $703 million in third quarter 2013. The increase is primarily due to higher Investment advisory services fees, investment income from derivative instruments and investment gains of $48 million, $17 million and $8 million, respectively, partially offset by a decrease in other investment income of $36 million.

Investment advisory and services fees include base fees and performance-based fees. In third quarter 2014, investment advisory and services fees totaled $497 million, an increase of $48 million from the $449 million in third quarter 2013. The increases include an increase in base fees and performance-based fees of $45 million and $3 million, respectively. The increase in base fees is primarily attributable to an increase in average AUM. Private Client base and performance fees increased $23 million primarily as a result of an increase in average billable AUM and a favorable impact of a shift in product mix toward active equity and other services. Retail investment advisory and services fees increased $19 million primarily due to an increase in base fees. Retail average AUM increased during the third quarter of 2014, as compared to the third quarter 2013. The more modest increase in base fees, as compared to the increase in average AUM is primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Bernstein research revenues increased $4 million in third quarter 2014 as compared to third quarter 2013 primarily due to strong growth in Europe and Asia.

Distribution revenues increased $3 million in the third quarter 2014 as compared to third quarter 2013, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $19 million decrease in net investment income (loss) to a loss of $11 million in third quarter 2014 as compared to income of $8 million was principally due to a $26 million decrease in unrealized gains from equity trading securities ($10 million unrealized losses in third quarter 2014 as compared to $16 million of unrealized gains in third quarter of 2013), $6 million of investment losses from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund in the third quarter of 2014 compared to $2 million of income in third quarter 2013. These decreases were partially offset by an increase in income from derivative instruments ($4 million of income from derivative instruments in third quarter 2014 as compared to a loss from derivative instruments of $13 million in the comparable period).

The $11 million of investment gains in third quarter 2014 was related to gains on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $607 million in third quarter 2014, an increase of $10 million from the $597 million in third quarter 2013 as higher compensation and benefits and other operating costs were partially offset by lower restructuring charges.

For third quarter 2014, employee compensation and benefits expenses for the Investment Management segment were $322 million as compared to $305 million in third quarter 2013. The increase was primarily attributable to $13 million higher base compensation and $8 million higher short-term incentive compensation.

The distribution related payments increased $5 million to $106 million in third quarter 2014 from $101 million in the third quarter 2013 primarily as a result of higher distribution revenues.

Real estate charges decreased $26 million in third quarter 2014 as compared to third quarter 2013. The decrease is primarily due to $16 million recorded by AllianceBernstein in third quarter 2013 related to additional sublease losses resulting from the extension of sublease marketing periods.

The $11 million increase in other operating costs and expenses to $128 million for third quarter 2014 as compared to $117 million in third quarter 2013 was primarily due to higher portfolio expenses and general administrative costs.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first nine months of 2014 were $412 million, an increase of $44 million from pre-tax earnings of $368 million in the first nine months of 2013.

Revenues totaled $2.2 billion in the first nine months of 2014, an increase of $70 million from $2.1 billion in the first nine months of 2013. The increase is primarily due to higher Investment advisory services fees, investment gains and Bernstein research services of $92 million, $27 million and $22 million, respectively, partially offset by decreases in net investment income and Distribution revenues of $52 million and $21 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. In the first nine months of 2014, investment advisory and services fees totaled $1.4 billion, an increase of $92 million from the $1.4 billion in the first nine months of 2013. The increase included increases in base fees and performance-based fees of $76 million and $16 million, respectively. The increase in base fees is primarily attributable to an increase in average AUM. Private Client base and performance fees increased $63 million primarily as a result of an increase in average billable AUM and a favorable impact of a shift in product mix toward active equity and other services. Retail investment advisory and services fees increased $25 million due to increases in base fees and performance-based fees. Retail average AUM increased during the first nine months of 2014, as compared to the first nine months of 2013. The more modest increase in base fees, as compared to the increase in average AUM is primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Bernstein research revenues increased $22 million in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to strong growth across all geographies, particularly in Europe.

Distribution revenues decreased $21 million in the first nine months of 2014 as compared to the first nine months of 2013, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $52 million decrease in net investment income (loss) to a loss of $2 million in the first nine months of 2014 as compared to income of $50 million in the first nine months of 2013 was primarily due to $31 million lower investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($10 million of investment loss in the first nine months of 2014 as compared to $21 million of investment income in the first nine months of 2013), $18 million lower unrealized gains on equity trading securities ($12 million of unrealized gains in the first nine months of 2014 as compared to $30 million in the first nine months of 2013) and $3 million higher investment losses from derivative instruments ($15 million derivative losses from derivative instruments in the first nine months of 2014 as compared to $12 million losses from derivative instruments in the comparable period).

Investment gains (losses), net were gains of $11 million in the first nine months of 2014 as compared to losses of $16 million in the first nine months of 2013 principally from realized and unrealized gains (losses) on deferred compensation related investments.

Expenses

The Investment Management segment’s total expenses were $1.8 billion in the first nine months of 2014, an increase of $26 million from the $1.7 billion in the first nine months of 2013 as higher compensation and benefits and other operating costs were partially offset by lower restructuring charges and lower distribution related payments.

For the first nine months of 2014, employee compensation and benefits expenses for the Investment Management segment were $967 million as compared to $923 million in the first nine months of 2013. The increase was primarily attributable to $35 million higher short-term and long-term deferred incentive compensation and $31 million higher base compensation partially offset by a $16 million decrease in commissions and lower severance of $5 million.

The distribution related payments decreased $18 million to $304 million in the first nine months of 2014 from $322 million in the first nine months of 2013 primarily as a result of lower distribution revenues.

Real estate charges decreased $27 million in the first nine months of 2014 as compared to the comparable period in 2013. The decrease is primarily due to $16 million recorded by AllianceBernstein in third quarter 2013 related to additional sublease losses resulting from the extension of sublease marketing periods.

The $26 million increase in other operating costs and expenses to $388 million for the first nine months of 2014 as compared to $362 million in the first nine months of 2013 was primarily due to higher general and administrative expenses.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
FEES
Third party	$480	$434	$1,397	$1,309
General Account and other	9	8	26	25
Insurance Group Separate Accounts	7	7	21	18

Total Fees	$496	$449	$1,444	$1,352

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$397,321	$365,005
General Account and other			42,843	48,477
Insurance Group Separate Accounts			32,836	31,747

Total AllianceBernstein			473,000	445,229

Insurance Group
General Account and other(2)			23,909	13,077
Insurance Group Separate Accounts			77,798	74,879

Total Insurance Group			101,707	87,956

Total by Account:
Third party(1)			397,321	365,005
General Account and other(2)			66,752	61,554
Insurance Group Separate Accounts			110,634	106,626

Total Assets Under Management			$574,707	$533,185

(1)

Includes $44.1 billion and $47.4 billion of assets managed on behalf of AXA affiliates at September 30, 2014 and 2013, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $23.9 billion and $13.1 billion at September 30, 2014 and 2013, respectively, as well as mortgages and equity real estate totaling $6.7 billion and $5.2 billion at September 30, 2014 and 2013, respectively.

Fees for assets under management increased 6.8% the first nine months of 2014 from the comparable period, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at September 30, 2014 increased $41.5 billion to $574.7 billion. The $41.5 billion increase at September 30, 2014 as compared to September 30, 2013 resulted from increases in EQAT’s, VIP’s and market appreciation.

AllianceBernstein assets under management at September 30, 2014 totaled $473.0 billion as compared to $445.2 billion at September 30, 2013. The $27.8 billion increase was due to $27.5 billion of market appreciation and $5.0 billion of acquisitions partially offset by net outflows of $3.6 billion and an adjustment of $1.1 billion (AllianceBernstein now excludes assets for which it provides administrative services but not investment management services from AUM). In the Retail, Institutional Investment and Private Client Channel, respectively, there were $43.8 billion, $24.5 billion and $1.0 billion of outflows offset by $40.6 billion, $24.7 billion and $6.8 billion of inflows. At September 30, 2014, non-U.S. clients accounted for 35.6% of the total AUM.

Performance of AllianceBernstein’s major Equity services was mixed in the three month and nine month periods ending September 30, 2014. Although most major indices were up slightly in local currency terms in the third quarter, the strength of the U.S. dollar meant that most of AllianceBernstein’s major non-U.S. large cap services produced negative absolute returns in U.S. dollar terms. Relative returns in the third quarter were generally positive for U.S. services and slightly negative elsewhere. The strongest out-performance came from U.S. Large Cap Growth as a result of strong stock selection, particularly among consumer and healthcare stocks. U.S. Select also had a strong quarter and is now ahead of its benchmark for the full year. In the U.S. Small and Mid-Cap universe, AllianceBernstein’s Value services continue to lead its Growth services over the full year.

Changes in assets under management at AllianceBernstein for the three, nine and twelve months ended September 30, 2014 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2
Long-term flows:
Sales/new accounts	4.0	0.2	11.3	1.0	0.3	2.0	18.8
Redemptions/terminations	(3.2)	—	(9.6)	(0.7)	(0.2)	(0.4)	(14.1)
Cash flow/unreinvested dividends	(1.9)	(0.3)	(0.7)	—	0.3	0.7	(1.9)

Net long-term (outflows) inflows	(1.1)	(0.1)	1.0	0.3	0.4	2.3	2.8
AUM adjustment (3)	—	—	(1.1)	—	—	—	(1.1)
Market appreciation	(2.4)	(0.7)	(5.3)	0.4	(0.2)	(0.7)	(8.9)

Net change	(3.5)	(0.8)	(5.4)	0.7	0.2	1.6	(7.2)

Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	11.8	1.6	34.2	3.5	0.5	5.7	57.3
Redemptions/terminations	(10.6)	(1.0)	(24.0)	(2.7)	(0.5)	(3.4)	(42.2)
Cash flow/unreinvested dividends	(3.4)	(2.7)	(4.2)	0.2	0.4	1.3	(8.4)

Net long-term (outflows) inflows	(2.2)	(2.1)	6.0	1.0	0.4	3.6	6.7
Acquisition	2.9	—	—	—	—	—	2.9
AUM adjustment (3)	—	—	(1.1)	—	—	—	(1.1)
Market appreciation	3.8	2.4	4.9	1.4	0.3	1.3	14.1

Net change	4.5	0.3	9.8	2.4	0.7	4.9	22.6

Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0

Balance as of September 31, 2013	$100.7	$46.2	$219.4	$29.4	$9.3	$40.2	$445.2
Long-term flows:
Sales/new accounts	15.2	1.9	42.9	4.2	0.6	7.3	72.1
Redemptions/terminations	(15.4)	(1.0)	(39.1)	(3.9)	(0.7)	(3.6)	(63.7)
Cash flow/unreinvested dividends	(4.6)	(3.9)	(6.1)	(0.1)	0.7	2.0	(12.0)

Net long-term (outflows) inflows	(4.8)	(3.0)	(2.3)	0.2	0.6	5.7	(3.6)
Acquisition	5.0	—	—	—	—	—	5.0
AUM adjustment (3)	—	—	(1.1)	—	—	—	(1.1)
Market appreciation	11.4	6.4	4.8	1.5	0.1	3.3	27.5

Net change	11.6	3.4	1.4	1.7	0.7	9.0	27.8

Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.
(3)	Excludes assets for which Alliance Bernstein provides administrative services but not investment management services from AUM.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(In Billions)
Distribution Channel:
Institutions	$240.2	$225.7	$14.5	6.4%	$233.1	$225.5	$7.6	3.4%
Retail	164.4	147.0	17.4	11.8	158.5	148.4	10.1	6.8
Private Client	74.4	67.2	7.2	10.7	73.1	67.3	5.8	8.6

Total	$479.0	$439.9	$39.1	8.9%	$464.7	$441.2	$23.5	5.3%

Investment Service:
Equity Actively Managed	$114.3	$98.9	$15.4	15.7%	$110.5	$98.5	$12.0	12.2%
Equity Passively Managed(1)	50.1	45.4	4.7	10.2	49.2	44.1	5.1	11.7
Fixed Income Actively
Managed – Taxable	225.7	219.4	6.3	2.9	218.9	223.9	(5.0)	(2.2)
Fixed Income Actively
Managed – Tax-exempt	30.7	29.5	1.2	4.3	30.2	30.3	(0.1)	(0.6)
Fixed Income Passively
Managed(1)	9.9	8.8	1.1	12.4	9.6	8.4	1.2	14.5
Other(2)	48.3	37.9	10.4	27.5	46.3	36.0	10.3	28.5

Total	$479.0	$439.9	$39.1	8.9%	$464.7	$441.2	$23.5	5.3%

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

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

General Account Investment Assets

September 30, 2014

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$31,889	$689	$31,200
Mortgage loans on real estate	6,235	(341)	6,576
Equity real estate, held for the production of income	1	3	(2)
Policy Loans	3,412	(108)	3,520
Other equity investments	1,844	167	1,677
Trading securities	5,177	648	4,529
Other invested assets	1,584	1,584	—

Total investments	50,142	2,642	47,500
Cash and cash equivalents	1,853	755	1,098
Short-term and long-term debt	(600)	(395)	(205)

Total	$51,395	$3,002	$48,393

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended September 30,
	2014		2013
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.67%	$344	4.73%	$339
Ending assets		29,386		28,174
Below investment grade
Income	6.44%	29	6.25%	31
Ending assets		1,814		1,967
Mortgages:
Income (loss)	5.15%	83	5.37%	78
Ending assets		6,576		5,934
Equity Real Estate:
Income (loss)	—	—	—	—
Ending assets		(2)		2
Other Equity Investments:
Income (loss)	14.75%	61	9.26%	36
Ending assets		1,677		1,566
Policy Loans:
Income	6.14%	54	6.21%	55
Ending assets		3,520		3,547
Cash and Short-term Investments:
Income	—	—	0.84%	3
Ending assets		1,098		1,682
Trading Securities:
Income	(0.59)%	(6)	2.06%	15
Ending assets		4,529		3,196

Total Invested Assets:

Income	4.72%	565	4.87%	557
Ending Assets		48,598		46,068

Short-term and long-term debt:
Interest expense and other	—	(7)	—	(4)
Ending assets (liabilities)		(205)		(200)

Total:

Investment income	4.71%	558	4.86%	553
Less: investment fees	(0.11)%	(12)	(0.16)%	(17)

Investment Income, Net	4.60%	$546	4.70%	$536

Ending Net Assets		$48,393		$45,868

	Nine Months Ended September 30,				Year Ended
	2014		2013		December 31,
	Yield	Amount	Yield	Amount	2013
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.60%	$988	4.64%	$1,017	$1,341
Ending assets		29,386		28,174	27,870
Below investment grade
Income	7.08%	98	6.22%	96	134
Ending assets		1,814		1,967	1,937
Mortgages:
Income (loss)	5.29%	249	5.64%	238	315
Ending assets		6,576		5,934	6,015
Equity Real Estate:
Income (loss)		—	7.03%	—	1
Ending assets		(2)		2	1
Other Equity Investments:
Income (loss)	15.85%	199	11.20%	126	202
Ending assets		1,677		1,566	1,651
Policy Loans:
Income	6.08%	161	6.10%	163	219
Ending assets		3,520		3,547	3,542
Cash and Short-term Investments:
Income	0.04%	—	0.05%	1	1
Ending assets		1,098		1,682	1,506
Trading Securities:
Income	1.04%	32	(0.04)%	(1)	5
Ending assets		4,529		3,196	3,658

Total Invested Assets:

Income	4.80%	1,727	4.77%	1,640	2,218
Ending Assets		48,598		46,068	46,180

Short-term and long-term debt:
Interest expense and other		(14)	7.26%	(12)	(16)
Ending assets (liabilities)		(205)		(200)	(200)

Total:

Investment Income	4.87%	1,713	4.77%	1,628	2,202
Less: investment fees	(0.11)%	(38)	(0.13)%	(46)	(59)

Investment Income, Net	4.76%	$1,675	4.64%	$1,582	$2,143

Ending Net Assets		$48,393		$45,868	$45,980

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At September 30, 2014, 72.8% of the fixed maturity portfolio was publicly traded. At September 30, 2014, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $0.9 billion. The General Account had a $2.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At September 30, 2014:
Corporate Securities:
Finance	$5,781	$299	$7	$6,073
Manufacturing	6,115	429	27	6,517
Utilities	3,412	315	7	3,720
Services	2,901	231	13	3,119
Energy	1,646	138	6	1,778
Retail and wholesale	1,123	71	4	1,190
Transportation	748	72	2	818
Other	78	4	—	82

Total corporate securities	21,804	1,559	66	23,297

U.S. government and agency	5,658	158	106	5,710
Commercial mortgage-backed	886	20	172	734
Residential mortgage-backed(2)	789	39	—	828
Preferred stock	858	70	10	918
State & municipal	441	68	1	508
Foreign governments	406	46	6	446
Asset-backed securities	90	15	2	103

Total	$30,932	$1,975	$363	$32,544

At December 31, 2013:
Corporate Securities:
Finance	$6,118	$332	$30	$6,420
Manufacturing	6,139	380	87	6,432
Utilities	3,347	243	30	3,560
Services	3,072	202	29	3,245
Energy	1,528	107	13	1,622
Retail and wholesale	1,167	63	16	1,214
Transportation	745	57	7	795
Other	73	2	—	75

Total corporate securities	22,189	1,386	212	23,363

U.S. government and agency	3,566	22	477	3,111
Commercial mortgage-backed	971	10	265	716
Residential mortgage-backed(2)	913	33	1	945
Preferred stock	883	54	51	886
State & municipal	444	35	2	477
Foreign governments	392	45	5	432
Asset-backed securities	132	11	3	140

Total	$29,490	$1,596	$1,016	$30,070

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.3 billion, or 4.3%, of the total fixed maturities at September 30, 2014 and $1.6 billion, or 5.3%, of the total fixed maturities at December 31, 2013. Gross unrealized losses on public and private fixed maturities decreased from $1.0 billion at December 31, 2013 to $365 million at September 30, 2014. Below investment grade fixed maturities represented 38.9% and 22.2% of the gross unrealized losses at September 30, 2014 and December 31, 2013, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in third quarter 2014 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2014:
1	Aaa, Aa, A	$14,401	$888	$135	$15,154
2	Baa	7,292	561	32	7,821

	Investment grade	21,693	1,449	167	22,975

3	Ba	576	21	5	592
4	B	124	3	3	124
5	C and lower	50	4	5	49
6	In or near default	60	—	34	26

	Below investment grade	810	28	47	791

Total Public Fixed Maturities		$22,503	$1,477	$214	$23,766

At December 31, 2013:
1	Aaa, Aa, A	$12,699	$635	$562	$12,772
2	Baa	7,550	478	104	7,924

	Investment grade	20,249	1,113	666	20,696

3	Ba	706	36	12	730
4	B	150	3	12	141
5	C and lower	18	—	1	17
6	In or near default	79	—	45	34

	Below investment grade	953	39	70	922

Total Public Fixed Maturities		$21,202	$1,152	$736	$21,618

(1)	At September 30, 2014 and 2013, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2014:
1	Aaa, Aa, A	$4,278	$246	$37	$4,487
2	Baa	3,619	237	17	3,839

	Investment grade	7,897	483	54	8,326

3	Ba	171	5	5	171
4	B	68	—	5	63
5	C and lower	80	1	8	73
6	In or near default	213	9	77	145

	Below investment grade	532	15	95	452

Total Private Fixed Maturities		$8,429	$498	$149	$8,778

At December 31, 2013:
1	Aaa, Aa, A	$4,283	$222	$80	$4,425
2	Baa	3,383	207	44	3,546

	Investment grade	7,666	429	124	7,971

3	Ba	245	6	14	237
4	B	77	—	12	65
5	C and lower	103	1	37	67
6	In or near default	198	8	93	113

	Below investment grade	623	15	156	482

Total Private Fixed Maturities		$8,289	$444	$280	$8,453

(1)

Includes, as of September 30, 2014 and December 31, 2013, respectively, 26 securities with amortized cost of $247 million (fair value, $246 million) and 12 securities with amortized cost of $117 million (fair value, $106 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2014:
1	Aaa, Aa, A	$10,889	$794	$26	$11,657
2	Baa	10,163	733	32	10,864

	Investment grade	21,052	1,527	58	22,521

3	Ba	608	21	6	623
4	B	111	2	2	111
5	C and lower	31	2	—	33
6	In or near default	2	7	—	9

	Below investment grade	752	32	8	776

Total Corporate Fixed Maturities		$21,804	$1,559	$66	$23,297

At December 31, 2013:
1	Aaa, Aa, A	$11,077	$701	$99	$11,679
2	Baa	10,252	635	101	10,786

	Investment grade	21,329	1,336	200	22,465

3	Ba	717	40	8	749
4	B	129	2	4	127
5	C and lower	12	—	—	12
6	In or near default	2	8	—	10

	Below investment grade	860	50	12	898

Total Corporate Fixed Maturities		$22,189	$1,386	$212	$23,363

Asset-backed Securities

At September 30, 2014, the amortized cost and fair value of asset backed securities held were $90 million and $103 million, respectively; at December 31, 2013, those amounts were $132 million and $140 million, respectively. At September 30, 2014, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $8 million and $9 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $34 million and $31 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

September 30, 2014

	Moody’s Agency Rating					Total	Total
Vintage	Aaa	Aa	A	Baa	Ba and Below		December 31, 2013
	(In Millions)

At amortized cost:
2004 and Prior Years	$5	$3	$23	$3	$121	$155	$182
2005	15	20	40	27	312	414	425
2006	—	—	—	—	237	237	276
2007	—	—	—	—	79	79	88

Total CMBS	$20	$23	$63	$30	$749	$885	$971

At fair value:
2004 and Prior Years	$6	$3	$24	$3	$108	$144	$151
2005	15	21	41	27	273	377	353
2006	—	—	—	—	155	155	153
2007	—	—	—	—	58	58	59

Total CMBS	$21	$24	$65	$30	$594	$734	$716

Mortgages

Investment Mix

At September 30, 2014 and December 31, 2013, respectively, approximately 13.9% and 13.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	September 30, 2014	December 31, 2013
	(In Millions)

Commercial mortgage loans	$4,681	$4,238
Agricultural mortgage loans	1,971	$1,870

Total Mortgage Loans	$6,652	$6,108

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2014		December 31, 2013
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,784	26.8%	$1,753	28.7%
Middle Atlantic	1,780	26.7	1,473	24.1
South Atlantic	875	13.2	890	14.6
East North Central	546	8.2	561	9.2
West North Central	494	7.4	422	6.9
Mountain	491	7.4	419	6.9
West South Central	376	5.7	348	5.7
New England	183	2.8	133	2.1
East South Central	123	1.8	109	1.8

Total Mortgage Loans	$6,652	100.0%	$6,108	100.0%

By Property Type:
Office buildings	$2,005	30.2%	$1,945	31.8%
Agricultural properties	1,971	29.6	1,870	30.6
Apartment complexes	1,277	19.2	1,089	17.8
Industrial buildings	446	6.7	449	7.4
Hospitality	440	6.6	352	5.8
Retail stores	401	6.0	274	4.5
Other	112	1.7	129	2.1

Total Mortgage Loans	$6,652	100.0%	$6,108	100.0%

At September 30, 2014, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 64.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2014

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$471	$95	$233	$813	$236	$54	$1,902
50% - 70%	963	438	1,045	1,027	259	44	3,776
70% - 90%	131	—	94	366	79	74	744
90% plus	156	—	—	—	27	47	230

Total Commercial and Agricultural Mortgage Loans	$1,721	$533	$1,372	$2,206	$601	$219	$6,652

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2014.

Mortgage Loans by Year of Origination

	September 30, 2014
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2014	$828	12.5%
2013	1,652	24.8
2012	1,360	20.4
2011	1,003	15.1
2010	208	3.1
2009 and prior	1,601	24.1

Total Mortgage Loans	$6,652	100.0%

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

September 30, 2014

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during third quarter and first nine months of 2014.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2014 and 2013.

	2014	2013
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$42	$34
Charge-offs	(14)	—
Recoveries	—	(2)
Provision	9	5

Ending Balance, September 30,	$37	$37

Ending Balance, September 30,:
Individually Evaluated for Impairment	$37	$37

Other Equity Investments

At September 30, 2014, private equity partnerships, hedge funds and real-estate related partnerships were 86.5% of total other equity investments. These interests, which represent 3.0% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	September 30, 2014	December 31, 2013
	(In Millions)

Common stock	$226	$214
Joint ventures and limited partnerships:
Private equity	1,068	1,061
Hedge funds	282	268
Real estate related	101	111

Total Other Equity Investments	$1,677	$1,654

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate derivatives to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At September 30, 2014, there were no positions outstanding for these programs.

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

Periodically the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts, to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These asset swap contracts, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

In third quarter of 2014, the Company implemented a strategy to hedge a portion of its credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade CDX index. Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss).

The tables below present quantitative disclosures about the Company derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At September 30, 2014			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Nine Months Ended September 30, 2014
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,833	$—	$—	$(231)
Swaps	997	30	20	(61)
Options	6,761	967	574	71

Interest rate contracts:(1)
Floors	2,100	133	—	3
Swaps	11,081	302	38	877
Futures	9,635	—	—	332
Swaptions	—	—	—	—

Credit contracts:(1)
Credit default swaps	1,911	8	28	6

Net investment income (loss)				997

Embedded derivatives:
GMIB reinsurance contracts	—	9,164	—	2,417

GWBL and other features(2)	—	—	74	(74)
SCS, SIO MSO and IUL indexed features(3)	—	—	306	(88)

Total	$38,318	$10,604	$1,040	$3,252

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2013			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Nine Months Ended September 30, 2013
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$4,872	$—	$—	$(994)
Swaps	1,208	—	48	(217)
Options	7,506	1,056	593	235

Interest rate contracts:(1)
Floors	2,400	193	—	(7)
Swaps	9,741	215	211	(821)
Futures	10,763	—	—	(252)
Swaptions	—	—	—	(154)
Credit contracts:(1)
Credit default swaps	300	9	—	1

Net investment income (Loss)				(2,209)

Embedded derivatives:
GMIB reinsurance contracts	—	6,747	—	(3,536)

GWBL and other features(2)	—	—	—	193
SCS, SIO, MSO and IUL indexed features(3)	—	—	346	(291)

Total	$36,790	$8,220	$1,198	$(5,843)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
Fixed maturities	$—	$12	$(33)	$(20)
Other equity investments	(1)	—	(4)	—
Derivatives	—	—	—	—
Other	—	(1)	—	(3)

Total	$(1)	$11	$(37)	$(23)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$9	$43	$41	$70
Other	—	—	—	—

Total gross realized investment gains	9	43	41	70

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(1)	—	(53)	(50)
Gross losses on sales and maturities	(8)	(31)	(21)	(40)

Total gross realized investment losses	(9)	(31)	(74)	(90)

Total	$—	$12	$(33)	$(20)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
Fixed Maturities:
Public fixed maturities	$—	$—	$(19)	$(14)
Private fixed maturities	(1)	—	(34)	(36)

Total fixed maturities securities	(1)	—	(53)	(50)

Equity securities	—	—	(3)	—
Other invested assets	—	—	—	—

Total	$(1)	$—	$(56)	$(50)

For the third quarter and first nine months of 2014, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$2,726	14.3%	$3,522	18.0%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	32	0.2	36	0.2
At contract value, less surrender charge of 5% or more	772	4.1	1,048	5.4

Subtotal	804	4.3	1,084	5.6

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,417	81.4	14,950	76.4

Total Annuity Reserves And Deposit Liabilities	$18,947	100.0%	$19,556	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $1.9 billion at September 30, 2014 decreased $430 million from $2.3 billion at December 31, 2013.

Net cash used in operating activities was $396 million in the first nine months of 2014 as compared to net cash provided by operating activities of $65 million in the first nine months of 2013. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $2.2 billion, $175 million lower than the $2.4 billion net cash used by investing activities in the first nine months of 2013. The decrease was principally due to cash inflows related to derivatives of $764 million in the first nine months of 2014 as compared to cash outflows of $1.9 billion in the first nine months of 2013 and AllianceBernstein’s $61 million purchase of CPH partially offset by $2.4 billion higher net purchases of investments.

Cash flows provided by financing activities increased $520 million from $1.7 billion in the first nine months of 2013 to $2.2 billion in the first nine months of 2014. The impact of the net deposits to policyholders’ account balances was $3.2 billion and $3.3 billion in the first nine months of 2014 and 2013, respectively, included in the first nine months of 2014 deposits to policyholders’ account balances are $500 million of funding agreements with the FHLBNY. During the first nine months of 2014 there was an increase in the change in collateralized assets and liabilities of $89 million compared to a decrease of $670 million in the first nine months of 2013. Change in short term borrowings increased $135 million in the first nine months of 2014 compared to a decrease of $156 million in the first nine months of 2013, which primarily reflect AllianceBernstein’s commercial paper program activity. The increases in cash provided by financing activities were partially offset by $382 million of dividends paid to AXA Financial in the first nine months of 2014 and distributions to noncontrolling interest of $306 million in the first nine months of 2014 as compared to $222 million in the first nine months of 2013. In both second quarter 2014 and 2013, the Company repaid $500 million 7.1% callable surplus notes to AXA Financial which were scheduled to mature on December 1, 2018.

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

As a member of the FHLBNY, AXA Equitable has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1.0 billion to $3.0 billion. At September 30, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. The funding agreements were used to extend the duration of the assets within the General Account investment portfolio. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

Off-Balance Sheet Transactions. At September 30, 2014 and December 31, 2013, AXA Equitable was not a party to any off -balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2013 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $475 million and $589 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2014. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At September 30, 2014, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.7 billion at September 30, 2014) and/or letters of credit ($2.8 billion at September 30, 2014). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends and amounts it may repay of surplus notes to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $382 million during 2014. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid $382 million of shareholder dividends during the first nine months of 2014. AXA Equitable did not pay any shareholder dividends during the first nine months of 2013. In both second quarter 2014 and 2013 AXA Equitable repaid $500 of 7.1% callable surplus notes to AXA Financial which were scheduled to mature on December 1, 2018.

For the third quarter and first nine months of 2014 and 2013, respectively, AXA Equitable’s statutory net income (loss) totaled $348 million, $2.1 billion, $(120) million and (628) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.1 billion and $4.4 billion at September 30, 2014 and December 31, 2013, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2013 Form 10-K.

AllianceBernstein

For the first nine months of 2014, net cash provided by AllianceBernstein’s operating activities was $446 million, a decrease of $36 million from the corresponding 2013 period. The decrease was primarily due to higher net purchases of investments partially offset by a lower decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity).

For the first nine months of 2014, net cash used in investing activities was $81 million, up $60 million from the corresponding 2013 period. The increase was primarily due to the purchase of a business, net of cash acquired, during 2014 of $61 million.

For the first nine months of 2014, net cash used in financing activities was $330 million, a decrease of $150 million from the $480 million of cash used in financing activities in the corresponding 2013 period. The decrease reflects the issuance of commercial paper in 2014 as compared to repayments in 2013 (impact of $272 million) and lower purchases of Holding Units to fund deferred compensation plans of $40 million, partially offset by higher distributions to the General Partner and unitholders of $96 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and a decrease in overdrafts payable of $62 million.

As of September 30, 2014, AllianceBernstein had $535 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $380 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. AllianceBernstein’s current intent is to permanently reinvest these earnings outside the U.S.

At September 30, 2014 and December 31, 2013, respectively, AllianceBernstein had $360 million and $268 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of September 30, 2014 and December 31, 2013, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of September 30, 2014 and December 31, 2013, AllianceBernstein had no amounts outstanding under the AB Credit Facility. During the first nine months of 2014 and the full year 2013, AllianceBersntein did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of September 30, 2014, SCB LLC had $40 million in unsecured bank loans outstanding with an interest rate of 1.0%. As of December 31, 2013, SCB LLC had no bank loans outstanding.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has reported to us that the two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the third quarter of 2014 and potentially came within the scope of the disclosure requirements of the Iran Act, were terminated on September 1, 2014 and September 30, 2014, respectively. Each of these insurance policies related to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured was a company or other entity that might have had direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these two policies was approximately $3,500 and the related net profit, which is difficult to calculate with precision, was estimated to be $1,750.

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

AXA previously informed us that AXA Konzern had taken actions to terminate property insurance provided to Industrial Commercial Services (“ICS”) for an office building in Hamburg, Germany. ICS is a company that some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN]. As of the date of this report, AXA Konzern has confirmed that this policy has been terminated. The annual premium in respect of this policy was approximately $2,500. The related annual net profit arising from this policy, which is difficult to calculate with precision, was estimated to be $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the cover. The total annual premiums for these four policies are approximately $6,000 per annum and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

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

The aggregate annual premiums for the above-referenced insurance policies and pension contracts still in effect is approximately $30,200, representing approximately 0.00003% of AXA’s 2013 consolidated revenues, which were in excess of $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $15,100, representing approximately 0.0003% of AXA’s 2013 aggregate net profit.

Item 6.	Exhibits

Number	Description and Method of Filing

10.1	Confidential Separation Agreement and General Release with Robert O. Wright

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 7, 2014	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	November 7, 2014		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director and
Chief Accounting Officer