Form 10-K
period 2014-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2015-03-10
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Yes  ☐    No  ☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2014.

As of March 10, 2015, 2,000,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are incorporated by reference into Part I hereof.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) our computer systems failing or their security being compromised (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxvi) the perception of our brand and reputation in the marketplace; (xxvii) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxviii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxix) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.

BUSINESS1

GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States. We are part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. Together with our subsidiaries, including AB, we are a leading asset manager, with total assets under management of approximately $572.7 billion at December 31, 2014, of which approximately $474.0 billion were managed by AB. We are an indirect, wholly-owned subsidiary of AXA Financial, which is an indirect, wholly-owned subsidiary of AXA. For additional information regarding AXA, see “Business - Parent Company.”

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance.     The insurance business conducted principally by AXA Equitable and its subsidiaries, is reported in the Insurance Segment. We seek to be a recognized leader for providing solutions to our clients. Our strategy is to develop an expansive and diversified product portfolio that serves the needs of existing and new markets, build distribution to effectively deliver these products to a wide array of clients, and effectively manage our in-force business.

In order to execute on our strategy, over the course of the next several years, we will pursue the following:

•	Grow the value of our business by investing in new business lines and in-force initiatives across products, markets, and distribution models.

•	Create customer experiences that align the interests, needs and preferences of our customers, employees and partners.

•	Leverage the opportunities afforded by new technologies and data analytics to better understand risk, pricing and customer insights.

•	Create processes and a more agile, innovative and inclusive culture to improve efficiency, competitiveness, and the ease of doing business with us.

In 2014, in furtherance of our strategy, AXA Financial rolled out a branding initiative intended to help AXA Financial Group companies enhance their brand identity in the marketplace by using the name “AXA” as the single brand for AXA Financial’s advice, retirement and life insurance lines of business. AXA Financial believes that simplifying its brand in the U.S. marketplace will emphasize its strategic transformation in the U.S., enhance its prominence in the U.S. life insurance marketplace and enable a more seamless global brand. We further believe that the AXA brand is a more digitally friendly brand name allowing customers an easier way to find us, connect with us and do business with us.

1 As used in this Form 10-K, the terms “AXA Equitable”, “we”, “our” and/or “us” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries. The term “AXA Distributors” refers to our subsidiary, AXA Distributors, LLC, “AXA Advisors” refers to our affiliate, AXA Advisors, LLC, a Delaware limited liability company, “AXA Network” refers to our affiliate, AXA Network, LLC, a Delaware limited liability company and its subsidiary, and “AXA Equitable FMG” refers to our subsidiary, AXA Equitable Funds Management Group, LLC, a Delaware limited liability company. The terms “AB” and/or “AllianceBernstein” refer to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries and “AB Holding” and/or “AllianceBernstein Holding” refer to AllianceBernstein Holding L.P., a Delaware limited partnership. The term “MONY America” refers to our affiliate, MONY Life Insurance Company of America, an Arizona life insurance corporation and wholly-owned subsidiary of AXA Financial. The term “AXA” refers to AXA S.A., a société anonyme organized under the laws of France. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s separate accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the separate account investment assets of AXA Equitable excluding the assets held in those separate accounts on which AXA Equitable bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account (which includes the Closed Block described below).

1-1

Also, we recently announced our plans to enter the group employee benefits business during the second half of 2015. We expect to offer a suite of benefit products including group life insurance, dental and vision, short- and long-term disability, gap medical and hospital indemnity and critical illness to small and medium-size businesses.

Investment Management.     The Investment Management segment is principally comprised of the investment management business of AB, a leading global investment management firm. For additional information about AB, see AB’s Annual Report on Form 10-K for the year-ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015 (the “AB 10-K”), the AB Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2014, our economic interest in AB was 32.2%. At December 31, 2014, AXA and its subsidiaries’ economic interest in AB was approximately 62.7%.

For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 19 of Notes to Consolidated Financial Statements.

Insurance

General

We offer a variety of term, variable and universal life insurance products and variable and fixed-interest annuity products, investment products including mutual funds, asset management and other services principally to individuals, small and medium-size businesses and professional and trade associations. Variable annuity and variable life insurance products continue to account for a significant portion of our sales. Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options. The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.

As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, most sales of indexed life insurance to policyholders located outside of New York are being issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. We expect that AXA Financial will continue to issue newly developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or what the impact to AXA Equitable will be. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Insurance.”

Products

Over the past several years, we have modified our product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment, customer preferences and drives profitable growth while appropriately managing risk. These products have generally been well received in the marketplace, however variable annuity products continue to account for the majority of our sales. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We recently introduced BrightLifeSM Term, a term life policy that provides customers with low-cost protection for temporary needs. Customers either pay level premiums for a specific time period — one, 10, 15 or 20 years — or pay premiums that are renewable and increase each year as they get older with annual renewable term. BrightLifeSM Term pays a guaranteed death benefit to beneficiaries, which is generally income-tax free, if the customer dies during that time period.

1-2

Universal Life.     Universal life is a form of permanent life insurance that provides protection in case of death, as well as a savings or cash value component. The cash value of a universal life policy is based on the amount of premiums paid, the declared interest crediting rate and the policy charges. Unlike term life or whole life insurance, flexible premium universal life policies permit flexibility in the amount and timing of premium payments (within limits) and they generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value.

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

Term, Universal Life and Variable Universal Life insurance products accounted for 6.0%, 7.0% and 7.0% of our total premiums and deposits in 2014, respectively.

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

Variable annuity products continue to account for a substantial portion of our sales, with 79.4% of our total premium and deposits in 2014 attributable to variable annuities. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Fixed annuity products have not been a significant product for us in recent years, accounting for 0.9% of our total premium and deposits in 2014.

Escrow Funding Agreements.     In the first quarter of 2015, we introduced the Escrow Shield Plus Agreement (the “Contract”). The Contract is a funding agreement that offers an alternative to an escrow account used in a merger or acquisition transaction. Subject to the terms of the Contract, the Contract provides an acquiring entity and selling entities or persons with the ability to preserve the principal value of escrow payments while earning a competitive crediting rate.

Retail Mutual Funds.     AXA Equitable FMG (in this respect, d/b/a 1290 Asset Managers) serves as investment adviser and administrator to 1290 Funds, an open-end investment company currently consisting of three retail mutual funds. At December 31, 2014, 1290 Funds had total net assets of $41.8 million. Day-to-day portfolio management services for each retail mutual fund are provided, on a sub-advisory basis, by various affiliated and unaffiliated sub-advisers. AXA Investment Managers, Inc. and AXA Rosenberg Investment Management LLC provided sub-advisory services to the retail mutual funds representing approximately 93% of the total net assets in the retail mutual funds at December 31, 2014, and an unaffiliated investment sub-adviser provided sub-advisory services in respect of the balance of the assets in the retail mutual funds.

For additional information regarding products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits.”

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Separate Account assets for individual variable annuities and variable life insurance policies totaled $102.5 billion at December 31, 2014. Of the 2014 year-end amount, approximately $101.1 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which our subsidiary, AXA Equitable FMG, serves as the investment manager (and, in certain instances provides day-to-day portfolio management services as the investment adviser) and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios, “hybrid” portfolios whose assets are allocated among multiple sub-advisers, and thirteen asset allocation portfolios that invest in other portfolios of EQAT and/or VIP Trust and other unaffiliated investment companies or exchange traded funds. VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of multi-advised equity and bond investment portfolios, as well as twenty-eight asset allocation portfolios that invest in other portfolios of EQAT and/or VIP Trust and other unaffiliated investment companies or exchange traded funds. Certain of the EQAT and VIP Trust equity portfolios employ a managed volatility strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

As of December 31, 2014, policyholders allocated $45.7 billion to the allocation portfolios of EQAT and VIP Trust and $55.4 billion to the individual portfolios of EQAT and/or VIP. Of the $101.1 billion invested in EQAT and VIP Trust, approximately 71% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 29% of these assets are actively managed by one or more sub-advisers.

Markets

We primarily target affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public school systems, universities, not-for-profit entities and certain other tax-exempt organizations, and existing clients. Variable annuity products are primarily targeted to individuals saving for retirement or seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments), as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Variable and universal life insurance is targeted to

1-4

individuals for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs. Mutual funds and other investment products add breadth and depth to the range of needs-based services and products we are able to provide.

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

Wholesale Distribution.     AXA Distributors, our broker-dealer and insurance general agency subsidiary, distributes our annuity products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks, property and casualty insurers, and brokerage general agencies. AXA Distributors, primarily through its AXA Partners division, also distributes our life insurance products on a wholesale basis principally through brokerage general agencies and property and casualty insurers.

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

Reinsurance.     In 2014, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies. For amounts issued in excess of those limits, and for certain lower amounts, we typically obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by us in exchange for an agreed-upon premium.

We also have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005. At December 31, 2014, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 22.2% of our net amount at risk resulting from the GMIB feature and approximately 5.0% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2014.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than approximately 1.08% of our total policy reserves (including Separate Accounts).

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

1-5

Hedging.     We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMDB, GMIB, GWBL, and GIB liabilities that have not been reinsured. These programs utilize various derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as other equity options that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB, GWBL and GIB, we retain certain risks including basis, some credit spread and volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal rates and amounts and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GWBL and GIB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps.

We also hedge crediting rates to mitigate certain risks associated with our Structured Capital Strategies® variable annuity, Structured Investment Option in our EQUI-VEST® variable annuity series, and the Market Stabilizer Option® in our variable life products, and our indexed universal life insurance products. These products permit the contract owner to participate in the performance of an index, ETFs or a commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which we will absorb up to a certain percentage loss of value in an index, ETFs or commodity price, which varies by product segment. In order to support the returns associated with these features, we enter into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETFs or commodity price, subject to caps and buffers.

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

Policyholder Liabilities and Reserves

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., lapses and surrenders, withdrawals and amounts of withdrawals, contributions and the allocation thereof, etc.) which we modify to reflect our actual experience and/or refined assumptions when appropriate.

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

1-6

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment – Insurance” and “Risk Factors.”

Underwriting and Pricing

Underwriting.     We employ detailed underwriting policies, guidelines and procedures designed to align mortality results with the assumptions used in product pricing while providing for competitive risk selection. The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. The purpose of this process is to determine the type and amount of risk that we are willing to accept. In addition, we continue to utilize and further develop alternative underwriting methods that rely on predictive modeling.

We have senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting audits in order to achieve high standards of underwriting and consistency.

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

The following table summarizes our Net General Account Investment Assets by asset category at December 31, 2014:

AXA Equitable

Net General Account Investment Assets(1)

(Dollars in Millions)

	Amount	% of Total

	(Dollars in Millions)

Fixed maturities, available for sale, at fair value	$31,755	64.7%
Mortgage loans on real estate	6,794	13.9
Policy Loans	3,515	7.2
Other equity investments	1,634	3.3
Trading securities	4,513	9.2

Total investments	48,211	98.3
Cash and cash equivalents	1,045	2.1
Short-term and long-term debt	(201)	(0.4)

Total	$49,055	100.0%

(1)

For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “General Account Investment Portfolio – Investment Results of General Account Investment Assets.”

1-7

We have asset/liability management with separate investment objectives for specific classes of product liabilities. We establish investment strategies to manage each product class’ investment return, duration and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.

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

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AB. Our consolidated economic interest in AB as of December 31, 2014 was approximately 32.2%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of AllianceBernstein Corporation, the general partner (“AB General Partner”) of AB Holding and AB. For additional information about AB, see the AB 10-K.

Clients

AB provides research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels, Institutions, Retail and Private Wealth Management, and its sell-side business, Bernstein Research Services.

As of December 31, 2014, 2013, and 2012, AB’s client assets under management (“AUM”) were $474 billion, $450 billion and $430 billion, respectively, and its net revenues for the years ended December 31, 2014, 2013 and 2012 were $3.0 billion, $2.9 billion and $2.7 billion, respectively. AXA and its subsidiaries (including, AXA Equitable), whose AUM consist primarily of fixed income investments, together constitute AB’s largest client. AB’s affiliates represented approximately 23%, 23% and 25% of its AUM as of December 31, 2014, 2013 and 2012, respectively, and AB earned approximately 5%, 5% and 4% of its net revenues from services it provided to its affiliates in 2014, 2013 and 2012, respectively.

Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM.

For additional information about AB, see the AB 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements.

Research

AB’s high-quality, in-depth research is the foundation of its business. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, give it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management and alternative investments.

Investment Services

AB’s broad range of investment services includes: (a) actively managed equity strategies with global and regional portfolios across capitalization ranges and investment strategies, including value, growth, and core equities; (b) actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies; (c) passive management, including index and enhanced index strategies; (d) alternative investments, including hedge funds, funds of funds and private equity (e.g., direct real estate investing); and (e) multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds.

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

1-8

Distribution Channels

Institutions.     To these clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and various of AB’s affiliates, AB offers separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

AB manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, which generally are terminable at any time or upon relatively short notice by either party. In general, AB’s written investment management agreement may not be assigned without client consent.

AXA and its subsidiaries (including AXA Equitable) together constitute AB’s largest institutional client. Their AUM accounted for approximately 32%, 31% and 35% of AB’s institutional AUM as of December 31, 2014, 2013 and 2012, respectively, and approximately 22%, 22% and 17% of AB’s institutional revenues for 2014, 2013 and 2012, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of AB’s net revenues for the year ended December 31, 2014.

As of December 31, 2014, 2013 and 2012, Institutional Services represented approximately 50%, 50% and 51%, respectively, of AB’s AUM, and the fees AB earned for providing these services represented approximately 14%, 15% and 18% of AB’s net revenues for 2014, 2013, and 2012, respectively.

Retail.     AB provides investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds AB sponsors, mutual fund sub-advisory relationships, separately-managed account programs, and other investment vehicles (“Retail Products and Services”).

AB distributes its Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AB Funds”). They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, AB provides distribution, shareholder servicing, transfer agency services and administrative services for its Retail Products and Services.

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

The mutual funds AB sub-advises for AXA and its subsidiaries (including AXA Equitable) together constitute AB’s largest client. They accounted for approximately 21%, 23% and 20% of AB’s retail AUM as of December 31, 2014, 2013, and 2012, respectively, and approximately 3%, 2% and 3% of AB’s retail net revenues for 2014, 2013 and 2012, respectively.

Certain subsidiaries of AXA, including AXA Advisors, a subsidiary of AXA Financial, were responsible for approximately 3%, 2% and 4% of total sales of shares of open-end AB Funds in 2014, 2013 and 2012, respectively. During 2014, UBS AG was responsible for approximately 11% of AB’s open-end AB Fund sales. Neither AB’s affiliates nor UBS AG are under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of AB’s open-end AB Fund sales.

1-9

Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares. The open-end U.S. Funds have entered into such agreements with AB, and AB has entered into selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute AB’s open-end U.S. Funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.

As of December 31, 2014, retail U.S. Fund AUM were approximately $49 billion, or 30% of retail AUM, as compared to $47 billion, or 31%, as of December 31, 2013, and $45 billion, or 31%, as of December 31, 2012. Non-U.S. Fund AUM, as of December 31, 2014, totaled $57 billion, or 36% of retail AUM, as compared to $56 billion, or 36%, as of December 31, 2013, and $60 billion, or 42%, as of December 31, 2012.

AB’s Retail Services represented approximately 34 of AB’s AUM as of each of December 31, 2014, 2013 and 2012, and the fees AB earned from providing these services represented approximately 46%, 47% and 44% of AB’s net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Private Wealth Management.     To AB’s private clients, which include high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which AB manages accounts with less than $25 million in AUM), AB offers separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Wealth Services”).

AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any party and may not be assigned without the consent of the client.

As of December 31, 2014, 2013 and 2012, Private Wealth Services represented approximately 16%, 16% and 15%, respectively, of AB’s AUM, and the fees AB earned from providing these services represented approximately 22%, 20% and 21% of AB’s net revenues for 2014, 2013 and 2012, respectively.

Bernstein Research Services.     AB offers high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors, such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). AB serves its clients, which are based in the United States, Europe, Asia, the Middle East and Canada, through various subsidiaries, including Sanford C. Bernstein & Co., LLC (“SCB LLC”), Sanford C. Bernstein Limited and Sanford C. Bernstein (Hong Kong) Limited (collectively, “SCB”). AB’s sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock price movements, are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations.

AB earns revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate AB principally by directing SCB to execute brokerage transactions on their behalf, for which AB earns commissions. These services accounted for approximately 16%, 15% and 15% of AB’s net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

For additional information about AB’s investment advisory fees, including performance-based fees, see the AB 10-K, the AB Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management.”

EMPLOYEES

As of December 31, 2014, we had approximately 3,781 full-time employees and AB had approximately 3,487 full-time employees.

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

1-10

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

Investment Management.     AB competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products that have similar features and objectives as those AB offers. AB’s competitors offer a wide range of financial services to the same customers that AB seeks to serve. Some of AB’s competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AB. These factors may place AB at a competitive disadvantage, and AB can give no assurance that its strategies and efforts to maintain and enhance its current client relationships, and create new ones, will be successful.

AXA and certain of its subsidiaries (including AXA Financial and AXA Equitable) offer financial services, some of which compete with those offered by AB. AB’s partnership agreement specifically allows AXA and its subsidiaries (other than the AB General Partner) to compete with AB and to exploit opportunities that may be available to AB. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater resources than AB does and are not obligated to provide resources to AB.

To grow its business, AB must be able to compete effectively for AUM. Key competitive factors include (i) AB’s investment performance for its clients; (ii) AB’s commitment to place the interests of its clients first; (iii) the quality of AB’s research; (iv) AB’s ability to attract, motivate and retain highly skilled, and often highly specialized, personnel; (v) the array of investment products AB offers; (vi) the fees AB charges; (vii) Morningstar/Lipper rankings for the AB Funds; (viii) AB’s operational effectiveness; (ix) AB’s ability to further develop and market its brand; and (x) AB’s global presence.

Increased competition could reduce the demand for AB’s products and services, which could have a material adverse effect on its financial condition, results of operations and business prospects.

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

1-11

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

NAIC.     The National Association of Insurance Commissioners (the “NAIC”) is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.

The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by the NYDFS. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. Our first ORSA summary report will be filed with the NYDFS in 2015.

In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states (including New York) oppose or do not actively support the principles-based reserve approach.

Captive Reinsurer Regulation.     During the last few years, the NAIC and the NYDFS have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities following a report issued by the NYDFS in June 2013, as part of an industry wide inquiry. The report recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the NYDFS inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete.

In June 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a report to the NAIC’s Principle-Based Reserving Implementation Task Force (the “Rector Report”) that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life

1-12

insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. In December 2014, the NAIC adopted Actuarial Guideline XLVIII—Actuarial Opinion and Memorandum Requirements for the Reinsurance of Policies Required to be Valued under Sections 6 and 7 of the NAIC Valuation of Life Insurance Policies Model Regulation (#830) (“AG 48”), a new actuarial guideline that is designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. The requirements in AG 48 became effective on January 1, 2015 and apply in respect of certain term and universal life insurance policies written from and after January 1, 2015 or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014. The NAIC and state regulators also continue to consider additional changes based on the Rector Report.

Like many life insurance companies, we utilize a captive reinsurer as part of our capital management strategy. We cannot predict what, if any, changes may result from these reviews, further regulation and/or pending lawsuits regarding the use of captive reinsurers. If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use our captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected. For additional information on our use of a captive reinsurance company, see “Business – Reinsurance and Hedging”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the Financial Stability Oversight Council (“FSOC”) the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements. In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s

1-13

approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation pursuant to the Dodd-Frank Act. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

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

Over-The-Counter Derivatives Regulation.     The Dodd-Frank Act includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements and will likely impose additional regulation on us. Our costs of risk mitigation are increasing under the Dodd-Frank Act. For example, increased margin requirements including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain of variable annuity products that offer enhanced guarantee features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of the Dodd-Frank Act.

Broker-Dealer Regulation.     The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law. At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, FINRA has recently proposed and, in some cases, finalized significant additional rules of conduct affecting broker-dealers in a number of areas. The Department of Labor (“DOL”) has also been active in rulemaking activities which may potentially affect broker-dealer and investment advisory business, including the provision of increased compensation disclosure to qualified plans and possible expansion of the definition of a “fiduciary” under the Employment Retirement Income Security Act (“ERISA”). On February 23, 2015, the DOL stated that it would submit a revised version of the “conflict of interest” rule, expanding the definition of the term “fiduciary,” to the Office of Management and Budget (“OMB”). OMB generally has up to 90 days to review the rule, after which it will be published in proposed form, with a formal comment period, before it is finalized. The text of the proposal will not be made public until it is published.

International Regulation

In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. On July 18, 2013, the International Association of Insurance Supervisors (“IAIS”) published an initial assessment methodology for designating global systemically important insurers (“GSIIs”), as part of the global initiative launched by the G20 with the assistance of the Financial Stability Board (the “FSB”) to identify global systemically important financial institutions (“G-SIFIs”). At the same date, the FSB also published its initial list of nine GSIIs, which includes our ultimate parent company, AXA. The framework policy measures for GSIIs, also published by the IAIS on July 18, 2013 for implementation by the GSIIs, include (1) new capital requirements, including (i) a “basic” capital requirement, formerly known as “Backstop Capital Requirement” (“BCR”) applicable to all GSIIs activities (ii) an

1-14

additional level of capital, called “Higher Loss Absorbency” (“HLA”) capacities to be requested from GSIIs in relation to their systemic activities, (2) greater regulatory oversight over holding companies, (3) various measures to promote the structural and financial “self-sufficiency” of group companies and reduce group interdependencies, and (4) in general, a greater level of regulatory scrutiny for GSIIs (including a requirement to establish a Systemic Risk Management Plan (“SRMP”) and a Recovery and Resolution Plan (“RRP”)) which may entail significant new processes, reporting and compliance burdens (and costs) as well as potential reorganizations of certain businesses or activities. In its July 2013 report, the FSB noted that the group of G-SIIs would be updated annually based on new data and published by the FSB each November. In November 2014, the FSB, following consultation with the IAIS and national authorities, identified the same nine GSIIs that were identified in 2013, which includes AXA. These measures could have far reaching regulatory and competitive implications for the AXA Group, which in turn could materially affect our competitive position, consolidated results of operations, financial condition, liquidity and how we operate our business. For additional information, see “Risk Factors.”

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect us including, among others, the following.

Estate and Related Taxes.     Under Federal tax legislation the exemption amounts for estate, gift and generation skipping transfer (“GST”) taxes in the United States on estates, gifts or GST transfers exceeding $5 million per individual ($5.43 million for 2015, as indexed for inflation) will be subject to tax at a top rate of 40%. The permanence of the current estate tax with an inflation indexed exemption amount of $5 million, a top tax rate of 40% and “portability” which allows a surviving spouse to use a deceased spouse’s unused exemption could be expected to have an adverse impact on life insurance sales as a significant portion of our life insurance sales are made in conjunction with estate planning. At the same time, the higher gift tax exemption may encourage certain gifting techniques involving life insurance in larger estates. The President’s proposed 2016 budget (commonly referred to as the “Greenbook”) contains a provision to restore and permanently extend the estate, gift and GST exemptions and tax rates as they applied in 2009. Were the proposal to be enacted into law, it would be expected to have a potentially positive impact on life insurance sales used in conjunction with estate planning.

Income, Capital Gains and Dividend Tax Rates.     Federal tax legislation made permanent reduced income tax rates for individuals except those with taxable income of over approximately $400,000 per year (approximately $450,000 for a married couple on a joint tax return) who will now be subject to a top income tax rate of 39.6% (an increase from 35%) and a top long-term capital gains and dividend tax rate of 20% (an increase from 15%). Such changes may increase the tax appeal of cash value life insurance and annuity products for individuals in the higher tax bracket. The tax advantages of cash value life insurance and annuity products should increase favorably in view of higher income and capital gains tax rates and the application of a newly enacted 3.8% net investment income tax on investment type income for higher earning taxpayers beginning in 2013. The Greenbook contains a proposal to increase the top capital gains rate from 20% to 24.2%. Were the proposal to be enacted into law, it would be expected to further increase the tax appeal of cash value life insurance and annuity products for individuals subject to the higher tax rate.

Dividends Received Deduction.     The Greenbook included proposals, which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts established to support variable life insurance and variable annuity contracts that is eligible for the dividends received deduction (“DRD”). The proposal is similar to the proposal in the Tax Reform Act of 2014 (popularly known as the Camp Proposal) and proposals, included in prior year Greenbooks, which were not enacted. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through legislation, could increase our actual tax expense and reduce our consolidated net earnings.

In addition, it is possible that the Treasury Department and the Internal Revenue Service may address through subsequent guidance the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. This may have a similar effect and increase our actual tax expense and reduce our consolidated net earnings.

Corporate Owned Life Insurance.     The Greenbook contained a recurring proposal, similar to proposals in 2010-2014 which, if enacted, would affect the treatment of certain corporate owned life insurance policies (“COLIs”). The proposal would limit a portion of a business entity’s interest deductions unless the insured person was a 20% or more owner of the business. If a proposal of this type were enacted, our sale of new COLIs, could be adversely affected. In its current form, the proposal would generally not affect in-force previously purchased COLI policies.

1-15

Fee on Financial Entities.     The Greenbook also contained a proposal, which would apply a fee on financial entities with worldwide consolidated assets of more than $50 billion. The fee would apply to the covered liabilities (assets less equity based on audited financial statements with a deduction for separate accounts) of a financial entity. The rate of the fee applied to covered liabilities would be seven basis points, and the fee would be deductible in computing corporate income tax. Were the proposal to be enacted into law, it could reduce our consolidated net earnings.

Other Proposals.     The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle-income taxpayers. For example, as part of deficit reduction ideas being discussed, including, among others, the Camp Proposal, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules. One possible change includes the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements or new limits on the tax benefits available under existing qualified plan arrangements. Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding and persistency of existing cash value life insurance and deferred annuity products. Finally, legislative proposals may introduce significant increases on the taxation of financial institutions, including, taxes on certain financial institutions to compensate for the funds dispersed during the most recent financial crisis, taxes on financial transactions, taxes on executive compensation, including bonuses, and changes to current insurance reserving methodologies.

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

Certain subsidiaries and affiliates of AXA Equitable including, AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and SCB LLC are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

Certain of our Separate Accounts are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act of 1933, as amended (the “Securities Act”). EQAT and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.

1-16

Certain subsidiaries and affiliates of AXA Equitable including, AXA Equitable FMG, and AXA Advisors and AB and certain of its subsidiaries and affiliates are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

AXA Equitable FMG is registered with the CFTC as a commodity pool operator and is also a member of the National Futures Association (“NFA”). AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a futures commissions merchant. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG will be subject to regulation by the NFA and CFTC and will be subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and antifraud prohibitions, and will be subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG will also be subject to certain CFTC-mandated disclosure, reporting and recordkeeping obligations once the CFTC proposal seeking to harmonize CFTC requirements for investment companies that are also registered with the SEC are finalized. Violations of the rules of the CFTC or NFA could result in remedial actions including censures, fines, registration restrictions, trading prohibitions, limitations on engaging in business for specific periods or the revocations of CFTC registration or NFA membership.

Regulators, including the SEC, FINRA, CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.

We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, CFTC, NFA, state attorneys general, state insurance regulators and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For example, we are responding to inquiries from the SEC requesting information with regard to contract language and accompanying disclosure for certain variable annuity contracts. For additional information on regulatory matters, see Note 17 of Notes to Consolidated Financial Statements.

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

Privacy of Customer Information

We are subject to federal and state laws and regulations which require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and potentially others if there is a breach in which customer information is intentionally or accidentally disclosed to unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and

1-17

customers, and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.

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

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. AXA Financial has entered into a licensing arrangement with AXA concerning the use by AXA Financial Group of the “AXA” name. In 2014, AXA Financial Group companies enhanced their brand identity in the marketplace by using AXA as the single brand for AXA Financial’s advice, retirement and life insurance lines of business. As a result of this branding initiative, we have simplified our brand in the U.S. marketplace to “AXA” from AXA Equitable. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.

AB has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.” The [A/B] logo and “Ahead of Tomorrow” are service marks of AB. In January 2015, AB established two new brand identities. Although the legal names of AB have not changed, the corporate entity, Institutions and Retail businesses now are referred to as “AB”. Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”. Also, AB adopted the [A/B] logo and “Ahead of Tomorrow” service marks described above. AB has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.

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

AXA has reported to us that six insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force at times during 2014 and potentially came within the scope of the disclosure requirements of the Iran Act, were terminated during 2014. Each of these insurance policies related to property and

1-18

casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these policies was approximately $6,500 and the related net profit, which was difficult to calculate with precision, is estimated to have been $3,250.

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

AXA also has informed us that AXA Konzern provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $600 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $300. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

AXA previously informed us that AXA Konzern had taken actions to terminate property insurance provided to Industrial Commercial Services (“ICS”) for an office building in Hamburg, Germany. ICS is a company that some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN]. As of the date of this report, AXA Konzern has confirmed that this policy has been terminated. The annual premium in respect of this policy was approximately $2,500. The related annual net profit arising from this policy, which was difficult to calculate with precision, is estimated to have been $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the cover. The total annual premium for these policies is approximately $6,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. The total annual premium in respect of these policies is approximately $5,100 and the annual net profit, which is difficult to calculate with precision, is estimated to be $2,550. These policies will expire in 2015.

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

The aggregate annual premiums for the above-referenced insurance policies and pension contracts is approximately $44,900, representing approximately 0.00003% of AXA’s 2014 consolidated revenues, which are likely to be approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $22,450, representing approximately 0.0003% of AXA’s 2014 aggregate net profit.

1-19

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

1-20

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This “Risk Factors” section provides a summary of some of the significant risks that have affected and could affect our business, consolidated results of operations or financial condition. In this section, the terms “we,” “us” and “our” refer to AXA Equitable. As noted below, risk factors relating to AB’s business, reported in the Investment Management segment, are specifically incorporated by reference herein.

Risks relating to conditions in the capital markets and economy

Conditions in the global capital markets and the economy could adversely affect our business, consolidated results of operations and financial condition.

Our business, consolidated results of operations and financial condition are materially affected by conditions in the global capital markets and the economy generally. While financial markets in the U.S. generally continued to perform well in 2014, a wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of the economic recovery, continued low interest rates, the U.S. Federal Reserve’s plan to raise short term interest rates, the strength of the U.S. Dollar, global economic factors including quantitative easing or similar programs by the European Central Bank, volatile energy costs, and geopolitical issues. Given our interest rate and equity market exposure, certain of these factors could have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

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

Interest rate fluctuations and/or prolonged periods of low interest rates may negatively impact our business, consolidated results of operations and financial condition.

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

1A-1

•	changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;

•	changes in interest rates could result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings;

•	changes in interest rates may adversely impact our liquidity and increase our costs of financing;

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

•

although we take measures, including hedging strategies utilizing derivative instruments, to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate or to increase the interest rate risk of our assets relative to our liabilities; and

•

for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

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

•	negatively impact the value of equity securities we hold for investment, including our investment in AB, thereby reducing our statutory capital;

•	reduce demand for variable products relative to fixed products;

1A-2

•	lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings;

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings; and

•	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

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

Risks relating to the nature of our business, the products we offer and our structure

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

Certain of our products contain enhanced guarantee features and/or minimum crediting rates. Downturns in equity markets, increased equity volatility, and/or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net earnings. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance and hedging programs. However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

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

Hedging Programs.     We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products and minimum crediting rates on our life and annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates. In certain cases, however, we may not be able to apply these techniques to effectively hedge these risks because the derivative market(s) in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates and amounts of withdrawals, election rates, fund performance, market volatility, interest rates and correlation among various market movements. There can be no

1A-3

assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the guarantees offered in certain of our products. If these circumstances were to reoccur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.

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

Recently, the NAIC, the NYDFS and others have been scrutinizing and further regulating insurance companies’ use of affiliated captive reinsurers or off-shore entities. In addition, a number of lawsuits have been filed against insurance companies, including AXA Equitable, over the use of captive reinsurers. For additional information, see “Business – Regulation – Insurance Regulation” and Note 17 of Notes to Consolidated Financial Statements. If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use a captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected which could adversely affect our competitive position, capital and financial condition and results of operations.

1A-4

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

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the Department of Labor and the IRS.

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

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AB units), changes in interest rates, as well as changes to existing RBC formulas. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

Changes in statutory reserve or other requirements and/or the impact of adverse market conditions could result in changes to our product offerings that could negatively impact our business.

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable. These circumstances may cause us to modify and/or eliminate certain features of various products and/or cause the suspension or cessation of sales of certain products in the future. Any modifications to products that we may make could result in certain of our products being less attractive and/or competitive. This could adversely impact sales, which could negatively impact AXA Advisors’ ability to retain its sales personnel and our ability to maintain our distribution relationships. This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

1A-5

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

We are a wholly owned subsidiary of AXA Financial, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, AXA Financial could sell life insurance and/or annuities through another one of its insurance subsidiaries. For example, most sales of indexed life insurance to policyholders located outside of New York are issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. It is expected that AXA Financial will continue to issue newly developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. This has impacted and may continue to reduce sales of our products outside of New York and our total revenues. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America instead of AXA Equitable or the impact to AXA Equitable.

Our consolidated results of operations and financial condition depend in significant part on the performance of AB’s business.

AB is a principal subsidiary of AXA Equitable. Consequently, the results of operations and financial condition of AXA Equitable depend in significant part on the performance of AB’s business. For information regarding risk factors associated with AB and its business, see “Item 1A – Risk Factors” included in AB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

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

1A-6

Risks relating to estimates, assumptions and valuations

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

We use models in our hedging programs and many other aspects of our operations, including but not limited to, product development and pricing, capital management, the estimation of actuarial reserves, the amortization of DAC, the fair value of the GMIB reinsurance contracts and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could result in a negative impact to our consolidated results of operations and financial position.

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

Credit and counterparty and investments related risks

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

1A-8

Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, and consolidated results of operations and financial condition.

Some of our investments are relatively illiquid and may be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 30% of the carrying value of our total cash and invested assets as of December 31, 2014. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investment Portfolio.”

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net earnings.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2014 were approximately $257 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investment Portfolio.”

Legal and regulatory risks

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

U.S. Federal Regulation Affecting Insurance:     Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, the Dodd-Frank Act includes a new framework of regulation of the OTC derivatives markets. See “Business – Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Regulation of Brokers and Dealers:     In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. The DOL also has been active in rulemaking activities which may impact broker-dealer and investment advisory business, including the provision for increased compensation disclosure to qualified plans and possible expansion of the definition of a “fiduciary” under ERISA. See “Business — Regulation — Dodd-Frank Wall Street Reform and Consumer Protection Act – Broker-Dealer Regulation.”

1A-9

International Regulation:     In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the FSB has identified nine G-SIIs, which includes AXA, our parent company. While the precise implications of being designated a G-SII are not yet clear, it could have far reaching regulatory and competitive implications for the AXA Group and adversely impact AXA’s capital requirements, profitability, the fungibility of AXA’s capital and ability to provide capital/financial support for AXA Group companies, including potentially AXA Equitable, AXA’s ability to grow through future acquisitions, change the way AXA conducts its business and AXA’s overall competitive position in relation to insurance groups that are not designated G-SIIs. All of these possibilities, if they occurred, could affect the way we conduct our business (including, for example, which products we offer) and manage capital, and may require us to satisfy increased capital requirements, all of which in turn could materially affect our competitive position, consolidated results of operations, financial condition and liquidity. See “Business – Regulation – International Regulation.”

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

A number of lawsuits have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which we do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, product design, features and accompanying disclosure, the use of captive reinsurers, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of these lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.

We and our subsidiaries, like other life and health insurers, are involved in such litigation and our consolidated results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against us. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

1A-10

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

In addition AXA, our ultimate parent company prepares consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). From time to time AXA may be required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the International Accounting Standards Board (“IASB”). In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on AXA’s consolidated results of operations and/or financial condition which could impact the way we conduct our business (including, for example, which products we offer), our competitive position and the way we manage capital.

Operational and other risks

Our computer systems may fail or their security may be compromised, which could adversely impact our business and consolidated results of operations and financial condition.

Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with outside vendors and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and modelling, hedging and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems and those of our outside vendors and third-party service providers may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

Our business could be adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

•

we could experience long-term interruptions in our service and the services provided by our significant vendors due to the effects of catastrophic events. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;

•

the occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of the Insurance Segment due to increased mortality and, in certain cases, morbidity rates;

1A-11

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

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; new regulations and/or different interpretations of existing regulations; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance. See “Business – Competition.”

1A-12

Consolidation of distributors of insurance products may adversely affect the insurance industry and the profitability of our business.

The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers. An increase in the consolidation activity of bank and other financial services companies may create firms with even stronger competitive positions, negatively impact the industry’s sales, increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or expand our customer base. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

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

AXA Equitable also has the following significant office space leases: 316,332 square feet in Syracuse, NY, under a lease that expires in 2023, for use as an annuity operations and service center; 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space; 144,647 square feet in Charlotte, NC, under a lease that expires in 2028, for use as a life insurance operations and service center; and 100,993 square feet in Secaucus, NJ, under a lease that expires in 2018 for use as an annuity operations and service center, within which AXA Equitable occupies 90,331 and has sub-let 10,662 square feet.

Investment Management

AB’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AB currently leases 1,033,984 square feet of space, within which AB currently occupies approximately 629,258 square feet of space and has sub-let approximately 404,726 square feet of space. AB also leases space at two other locations in New York City; AB acquired these leases in connection with the W.P. Stewart acquisition.

In addition, AB leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031. At this location, AB currently occupies approximately 102,751 square feet of space and has sub-let (or is seeking to sub-let) approximately 160,332 square feet of space. Certain subsidiaries of AB also lease 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029. At this location, these subsidiaries currently occupy approximately 59,004 square feet of space and has sub-let approximately 33,063 square feet of space.

AB also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 17 of Notes to Consolidated Financial Statements for the year ended December 31, 2014 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

MINE SAFETY DISCLOSURES

Not Applicable.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2014, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is an indirect wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2014, 2013 and 2012, AXA Equitable paid $382 million, $347 million and $362 million, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s audited consolidated financial statements. The consolidated statements of earnings (loss) for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013 have been derived from the Company’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012, 2011 and 2010 have been derived from the Company’s previously reported audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2014	2013	2012	2011	2010

	(In Millions)

Statements of Earnings (Loss) Data:
REVENUES
Universal life and investment-type product policy fee income	$3,475	$3,546	$3,334	$3,312	$3,067
Premiums	514	496	514	533	530
Net investment income (loss):
Investment income (loss) from derivative instruments	1,605	(2,866)	(978)	2,374	(284)
Other investment income	2,210	2,237	2,316	2,128	2,260

Total net investment income (loss)	3,815	(629)	1,338	4,502	1,976

Investment gains (losses), net:
Total other-than-temporary impairment losses	(72)	(81)	(96)	(36)	(300)
Portion of loss recognized in other comprehensive income (loss)	-	15	2	4	18

Net impairment losses recognized	(72)	(66)	(94)	(32)	(282)
Other investment gains (losses), net	14	(33)	(3)	(15)	98

Total investment gains (losses), net	(58)	(99)	(97)	(47)	(184)

Commissions, fees and other income	3,930	3,823	3,574	3,631	3,702
Increase (decrease) in fair value of the reinsurance contract asset	3,964	(4,297)	497	5,941	2,350

Total revenues	15,640	2,840	9,160	17,872	11,441

6-1

	Years Ended December 31,
	2014	2013	2012	2011	2010

	(In Millions)

Statements of Earnings (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$3,708	$1,691	$2,989	$4,360	$3,082
Interest credited to policyholders’ account balances	1,186	1,373	1,166	999	950
Compensation and benefits	1,739	1,743	1,672	2,263	1,953
Commissions	1,147	1,160	1,248	1,195	1,044
Distribution related payments	413	423	367	303	287
Amortization of deferred sales commissions	42	41	40	38	47
Interest expense	53	88	108	106	106
Amortization of deferred policy acquisition costs	215	580	576	3,620	(326)
Capitalization of deferred policy acquisition costs	(628)	(655)	(718)	(759)	(655)
Rent expense	163	169	201	240	244
Amortization of other intangible assets	27	24	24	24	23
Other operating costs and expenses	1,460	1,512	1,429	1,359	1,438

Total benefits and other deductions	9,525	8,149	9,102	13,748	8,193

Earnings (loss) from operations, before income taxes	6,115	(5,309)	58	4,124	3,248
Income tax (expense) benefit	1,695	2,073	158	(1,298)	(789)

Net earnings (loss)	4,420	(3,236)	216	2,826	2,459
Less: net (earnings) loss attributable to the noncontrolling interest	(387)	(337)	(121)	101	(235)

Net Earnings (Loss) Attributable to AXA Equitable	$4,033	$(3,573)	$95	$2,927	$2,224

6-2

	December 31,
	2014	2013	2012	2011	2010

	(In Millions)

Balance Sheet Data:
Total investments	$51,783	$45,977	$47,962	$44,943	$39,886
Separate Accounts assets	111,059	108,857	94,139	86,419	92,014
Total Assets	196,005	183,401	176,843	164,908	161,276
Policyholders’ account balances	31,848	30,340	28,263	26,033	24,654
Future policy benefits and other policyholders’ liabilities	23,484	21,697	22,687	21,595	18,965
Short-term and long-term debt	689	468	523	645	425
Loans from affiliates	-	825	1,325	1,325	1,325
Separate Accounts liabilities	111,059	108,857	94,139	86,419	92,014
Total liabilities	177,880	169,960	158,913	147,365	146,329
Total AXA Equitable’s equity	15,119	10,538	15,436	14,840	11,829
Noncontrolling interest	2,989	2,903	2,494	2,703	3,118
Total equity	18,108	13,441	17,930	17,543	14,947

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable and its subsidiaries offer a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $572.7 billion at December 31, 2014, of which approximately $474.0 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings (loss).     The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be lower than the $4.0 billion consolidated net earnings of the Company and the $3.9 billion consolidated net earnings of the Insurance segment in 2014, respectively. These earnings were largely due to the market driven increase in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales.     The market for annuity and life insurance products of the types the Company issues continues to be dynamic. Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. These products have generally been well received in the marketplace, however variable annuity products continue to account for the majority of the Company’s sales.

In 2014, life insurance and annuities first year premiums and deposits by the Company increased by $3 million from 2013. The increase in first year premiums and deposits during 2014 was driven by $47 million higher annuity sales, which were offset by $44 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

GMDB/IB Buyback.     The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2014, the Company completed a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. The Company believes that this program was mutually beneficial to both the Company and policyholders, who no longer needed or wanted the GMDB and GMIB rider. As a result of this program, the Company is assuming a change in the short term behavior of remaining policyholders, as those who did not accept are assumed to be less likely to surrender their contract over the short term.

7-1

Due to the differences in accounting recognition between the fair value of the reinsurance contract asset, the U.S. GAAP gross reserves and DAC, the net impact of the buyback was a $29 million decrease to Net earnings in the 2014 and a $20 million increase to the Net loss in 2013. For additional information, see “Accounting for VA Guarantee Features” below.

Expense Management.     In furtherance of the Company’s on-going efforts to reduce costs, manage expenses and operate more efficiently, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, New York headquarters and has sublet the vacated space. In the first nine months of 2014, AXA Equitable recorded a non-cash pre-tax charge of $25 million related to the ongoing contractual operating lease obligations for this space as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

Branding initiatives.     In 2014, in furtherance of our strategy, AXA Financial rolled out a branding initiative intended to help AXA Financial Group companies enhance their brand identity in the marketplace by using the name “AXA” as the single brand for AXA Financial’s advice, retirement and life insurance lines of business. AXA Financial believes that simplifying its brand in the U.S. marketplace will emphasize its strategic transformation in the U.S., enhance its prominence in the U.S. life insurance marketplace and enable a more seamless global brand. The Company further believes that the AXA brand is a more digitally friendly brand name allowing customers an easier way to find us, connect with us and do business with us.

AllianceBernstein AUM.     At AllianceBernstein, total assets under management (“AUM”) as of December 31, 2014 were $474.0 billion, an increase of $23.6 billion, or 5.2%, compared to December 31, 2013. During 2014, AUM increased as a result of market appreciation of $17.2 billion (primarily in the Institutions channel), net inflows of $5.1 billion and acquisitions of $2.9 billion partially offset by an adjustment of $1.6 billion (AllianceBernstein now excludes assets for which it provides administrative services but not investment management services from AUM).

ACCOUNTING FOR VA GUARANTEE FEATURES

The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to their accounting treatment, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs.     Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time. This contributes to earnings volatility as in 2014, when the Company recognized approximately $1.4 billion of income on free standing derivatives and $4.0 billion of income on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by the $1.6 billion increase in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts.     GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in 2014, particularly during periods in which equity markets and/or interest rates change.

7-2

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for 2014, 2013 and 2012, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2014	2013	2012

	(In Millions)

Income (loss) on free-standing derivatives(1)	$1,372	$(2,959)	$(851)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	3,964	(4,297)	497
(Increase) decrease in GMDB, GMIB and GWBL and other features reserves, net of related GMDB reinsurance(3)	(1,590)	644	(472)

Total	$3,746	$(6,612)	$(826)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) increase in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($3.0 billion at December 31, 2014) and/or letters of credit ($8.8 billion at December 31, 2014). AXA Arizona intends to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance. These letters of credit are guaranteed by AXA.

For further information regarding this transaction, see “Item 1A-Risk Factors” and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

2014 Assumption Changes and Refinements.     In 2014, the Company updated its mortality assumption used to value future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0. The mortality for these policyholders is expected to be the same as the mortality experienced by inforce policyholders who have not yet exercised their GMIB benefit. This mortality assumption is higher (shorter expected lifespan) than for policyholders who exercise their GMIB benefit. Also, in 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of these assumption updates in 2014 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $91 million and a decrease in the GMIB reserves of $42 million. In 2014, the after DAC and after tax impacts of these assumption updates decreased Net earnings by approximately $32 million.

In addition, in second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and guaranteed minimum accumulated benefit (“GMAB”) liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The Company also updated the fair value calculation of the GMIB reinsurance contract asset to use Life-only annuity purchase rates for certain reinsurance contracts to be consistant with the treaty terms. The net impacts of these refinements in 2014 were a $655 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively. In 2014, the after DAC and after tax impacts of these refinements increased Net earnings by approximately $401 million.

7-3

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

The Company previously issued certain variable annuity products with GWBL, guaranteed minimum withdrawal benefit (“GMWB”) and GMAB features (collectively, “GWBL and other features”). The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base.

Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return

7-5

and volatility, contract surrender and withdrawal rates and amounts of withdrawals, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions related to contractholder behavior and mortality are updated when a material change in behavior or mortality experience is observed in an interim period.

The Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products, GIB and GWBL and other features are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The determination of the fair value for the GIB and GWBL and other features is based upon models involving numerous estimates and subjective judgments.

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

The GMDB/GMIB reserve balance before reinsurance ceded was $6.5 billion at December 31, 2014. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves

Sensitivity - Rate of Return

December 31, 2014

Increase/(Reduction) in GMDB/GMIB Reserves

(In Millions)

100 BP decrease in future rate of return	$1,183
100 BP increase in future rate of return	(925)

Traditional Annuities

The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 2.25% to 10.90%. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

Reinsurance

For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities. GMIB reinsurance contracts are used to cede affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts, therefore, will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.

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

At December 31, 2014, the average rate of assumed investment yields, excluding policy loans, was 5.1% grading to 4.5% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income (loss) (“AOCI”) in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and UL policies DAC balance was $2.2 billion at December 31, 2014. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality

December 31, 2014

Increase/(Reduction) in DAC

(In Millions)

Decrease in future mortality by 1%	$31
Increase in future mortality by 1%	(31)

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2014, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.66% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.66% net of product weighted average Separate Account fees) and 0.0% (-2.34% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2014, current projections of future average gross market returns assume a 0.0% annualized return for the next six quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in fourteen quarters.

Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $1.5 billion at December 31, 2014. The following table provides an example of the sensitivity of the DAC balance of variable annuity and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return

December 31, 2014

Increase/(Reduction) in DAC

(In Millions)

Decrease in future rate of return by 1%	$(93)
Increase in future rate of return by 1%	110

Goodwill and Other Intangible Assets

Goodwill recognized in the Company’s consolidated balance sheet at December 31, 2014 was $3.6 billion, solely related to the Investment Management segment and arising primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units. The Company tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment. The test requires a comparison of the fair value of the Investment Management segment to its carrying amount, including goodwill. If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit. Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.

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

Intangible assets related to the Investment Management segment principally relate to the Bernstein Acquisition and purchases of AllianceBernstein Units and include values assigned to investment management contracts acquired based on their estimated fair values at the time of purchase, less accumulated amortization generally recognized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of these intangible assets were $610 million and $411 million, respectively, at December 31, 2014 and $583 million and $384 million, respectively, at December 31, 2013. Amortization expense related to these intangible assets totaled $27 million, $24 million and $24 million for the years ended December 31, 2014, 2013 and 2012 respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $28 million.

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

7-10

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

Pension Plans

AXA Equitable sponsors a qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees), managers and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. AXA Equitable also sponsors a non-qualified defined benefit pension plan.

AXA Equitable announced in the third quarter of 2013 that benefit accruals under its qualified and nonqualified defined benefit pension plans would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI. A new company contribution was added to the 401(k) Plan effective January 1, 2014, in addition to the existing discretionary profit sharing contribution. AXA Equitable also provides an excess 401(k) contribution for eligible compensation over the qualified plan compensation limits under a nonqualified deferred compensation plan.

AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein’s benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2014, 2013 and 2012, respectively, the Company recognized net periodic cost of $73 million, $143 million and $168 million related to its qualified pension plans. Each component of net periodic pension benefits cost is based on the Company’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Equitable to measure the benefits obligations and related net periodic cost of its qualified pension plans reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under AXA Equitable’s qualified pension plan were discounted using a published high-quality bond yield curve. The discount rate used to measure the benefit obligation at December 31, 2014 and 2013 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefit obligation as the aforementioned discounted cash flow analysis.

In 2014, AXA Equitable modified its practice for calculating the discount rate used to measure and report its defined benefit obligations primarily to change the reference high-quality bond yield curve from the Citigroup-AA curve to the Citigroup Above-Median-AA curve and to incorporate other refinements adding incremental precision to the calculation. These changes increased the resulting discount rate by 10 bps at December 31, 2014, thereby reducing the PBO of AXA Equitable’s qualified pension plan and the related charge to equity to adjust the funded status of the plan by $25 million. Had the modifications and refinements to the discount rate calculation been applied at year-end 2013, the discount rate and measurement of the funded status of the plan would not have changed from what was previously reported.

In 2014, the Society of Actuaries (“SOA”) finalized new mortality tables and a new mortality improvement scale, reflecting improved life expectancies and an expectation that trend will continue. AXA Equitable considered this new data and determined that mortality experience of the AXA Qualified Plan as well as other relevant demographics supported its retention of the existing SOA mortality tables combined with the use of a more robust improvements scale. Adoption of that modification, including projection of assumed mortality on a full generational approach, increased the December 31, 2014 unfunded PBO of AXA Equitable’s qualified pension plan and the related pre-tax charge to shareholders’ equity attributable to AXA Equitable by approximately $54 million.

7-11

A discount rate assumption of 3.6% and 4.5% were used by the Company to measure each of these benefits obligations at December 31, 2014 and 2013, respectively, and to estimate the 2014 and 2013 net periodic cost, respectively. A 100 BP change in the discount rate assumption would have impacted the Company’s 2014 net periodic cost as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Net Periodic Pension Cost

Sensitivity - Discount Rate

Year Ended December 31, 2014

Increase/(Decrease) in Net Periodic Pension Cost

(In Millions)

100 BP increase in discount rate	$(12)
100 BP decrease in discount rate	11

The primary investment objective of the qualified pension plan of AXA Equitable is to maximize return on assets, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets for AXA Equitable’s qualified pension plan are established by the Investment Committee established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon. In the first quarter of 2014, AXA Equitable’s qualified pension plan discontinued its equity-hedging program at maturity of the underlying positions and modified the investment allocation strategy to target a 50%-50% mix of long-duration bonds and “return-seeking” assets, the latter to include investments in hedge funds and real estate and a 50% allocation to public equities. Plan assets were managed during 2014 to achieve the targeted 50%-50% mix at December 31, 2014 with public equities and real estate comprising return-seeking assets and an expectation for initial investments in hedge funds to begin in 2015.

In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans. At January 1, 2014, the beginning of the 2014 measurement year, the fair value of the Company plan assets was $2.4 billion. Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted the Company’s net periodic cost for 2014 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

Net Periodic Pension Cost

Sensitivity - Rate of Return

Year Ended December 31, 2014

Increase/(Decrease) in Net Periodic Pension Cost

(In Millions)

100 BP increase in expected rate of return	$(22)
100 BP decrease in expected rate of return	22

Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of the Company (excluding AllianceBernstein) and of AllianceBernstein to their qualified pension plans, including amounts expected to be contributed for 2014. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Share-based Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA

7-12

Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. For 2014, 2013, and 2012, respectively, the Company recognized compensation costs of $192 million, $340 million and $195 million for share-based payment arrangements. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. The Company uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

Investments – Impairments and Valuation Allowances and Fair Value Measurements

The Company’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities, and derivative financial instruments, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options used to manage various risks relating to its business operations. In applying the Company’s accounting policies with respect to these investments, estimates, assumptions, and judgments are required about matters that are inherently uncertain, particularly in the identification and recognition of OTTI, determination of the valuation allowance for losses on mortgage loans, and measurements of fair value.

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

7-13

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

Fair Value Measurements

Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity and equity securities classified as available-for-sale, trading securities, and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the SCS variable annuity, SIO in the EQUI-VEST® variable annuity series, MSO in the variable life insurance products, IUL insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.

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

7-14

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	2014	2013	2012

	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,475	$3,546	$3,334
Premiums	514	496	514
Net investment income (loss):
Investment income (loss) from derivative instruments	1,605	(2,866)	(978)
Other investment income (loss)	2,210	2,237	2,316

Total net investment income (loss)	3,815	(629)	1,338
Investment gains (losses), net:
Total other-than-temporary impairment losses	(72)	(81)	(96)
Portion of loss recognized in other comprehensive income	-	15	2

Net impairment losses recognized	(72)	(66)	(94)
Other investment gains (losses), net	14	(33)	(3)

Total investment gains (losses), net	(58)	(99)	(97)
Commissions, fees and other income	3,930	3,823	3,574
Increase (decrease) in the fair value of the reinsurance contract asset	3,964	(4,297)	497

Total revenues	15,640	2,840	9,160

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,708	1,691	2,989
Interest credited to policyholders’ account balances	1,186	1,373	1,166
Compensation and benefits	1,739	1,743	1,672
Commissions	1,147	1,160	1,248
Distribution related payments	413	423	367
Amortization of deferred sales commission	42	41	40
Interest expense	53	88	108
Amortization of deferred policy acquisition costs	215	580	576
Capitalization of deferred policy acquisition costs	(628)	(655)	(718)
Rent expense	163	169	201
Amortization of other intangible assets	27	24	24
Other operating costs and expenses	1,460	1,512	1,429

Total benefits and other deductions	9,525	8,149	9,102

Earnings (loss) from operations, before income taxes	6,115	(5,309)	58
Income tax (expense) benefit	(1,695)	2,073	158

Net earnings (loss)	4,420	(3,236)	216
Less: net (earnings) loss attributable to the noncontrolling interest	(387)	(337)	(121)

Net Earnings (Loss) Attributable to AXA Equitable	$4,033	$(3,573)	$95

The consolidated earnings narratives that follow discuss the results for 2014 compared to 2013’s results, followed by the results for 2013 compared to 2012’s results. For additional information, see “Accounting for VA Guarantee Features”, above.

7-15

Year ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net earnings attributable to the Company in 2014 were $4.0 billion, an increase of $7.6 billion from the $3.6 billion of net loss attributable to the Company in 2013. The increase is primarily attributable to an increase in the fair value of the GMIB reinsurance contract asset and investment income from derivatives which were not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves, lower amortization of DAC and lower interest credited to policyholders’ account balances in 2014 as compared to a decrease in the fair value of the GMIB reinsurance contract asset and investment losses from derivative instruments which were not fully offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves for the 2013 comparable prior period. The Company recorded an income tax expense of $1.7 billion in 2014 as compared to an income tax benefit of $2.1 billion in 2013.

Net earnings attributable to the noncontrolling interest were $387 million in 2014 as compared to $337 million in 2013. The increase was principally due to higher earnings from AllianceBernstein in 2014 as compared to 2013.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $4.4 billion in 2014, an increase of $7.6 billion from a net loss of $3.2 billion reported in 2013. The Insurance segment’s net earnings in 2014 were $3.9 billion, an increase of $7.6 billion from the $3.7 billion net loss in 2013, while the net earnings for the Investment Management segment totaled $506 million, a $38 million increase from the $468 million in net earnings in 2013.

Income tax expense in 2014 was $1.7 billion, primarily due to the pre-tax earnings in the Insurance segment, compared to an income tax benefit of $2.1 billion in 2013, primarily due to the pre-tax losses in the Insurance segment. Income tax expense in 2014 was reduced by a $212 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for 2014 and 2013 were computed using an estimated annual effective tax rate. In 2014 and 2013, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide for Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from operations before income taxes were $6.1 billion in 2014, an increase of $11.4 billion from the $5.3 billion in pre-tax losses reported in 2013. The Insurance segment’s earnings from operations totaled $5.5 billion in 2014, $11.4 billion higher than the $5.9 billion loss in 2013. The higher pre-tax earnings in 2014 as compared to 2013 were primarily due to an increase in the fair value of the GMIB reinsurance contract asset and investment income from derivatives not fully offset by the increase in GMDB/GMIB/GWBL/GMAB reserves, a lower amortization of DAC and lower interest credited to policyholders’ account balances in 2014 as compared to a decrease in the fair value of the reinsurance contract asset and investment losses from derivative instruments partially offset by the decrease in GMDB/GMIB/GWBL/GMAB reserves in the 2013 comparable period. The Investment Management segment’s earnings from operations were $603 million in 2014, $39 million higher than $564 million of net earnings in 2013. The higher earnings from operations in the investment management segment in 2014 were primarily due to higher commission fees and other income, investment gains in 2014 as compared to losses in 2013, the absence of $28 million of restructuring charges recorded in 2013 and lower distribution related payments partially offset by higher compensation and benefit expenses, lower investment income and higher other operating expenses.

Total revenues were $15.6 billion in 2014, an increase of $12.8 billion from the $2.8 billion reported in 2013. The Insurance segment reported a $12.7 billion increase in its revenues and the Investment Management segment had a $96 million increase. The increase in revenues of the Insurance segment to $12.7 billion in 2014 from the $54 million negative revenues in 2013 was principally due to an increase in the fair value of the GMIB reinsurance contract asset of $4.0 billion as compared to the $4.3 billion decrease in 2013 and $1.6 billion of investment income from derivative instruments as compared to a loss of $2.8 billion in 2013 partially offset by $71 million lower universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $3.0 billion in 2014 as compared to $2.9 billion in 2013 was primarily due to $109 million higher investment advisory and services fees, $38 million higher Bernstein research services fees and an increase of $9 million in investment gains ($1 million of gains in 2014 as compared to $8 million in losses in 2013) partially offset by a decrease in investment income of $43 million and lower distribution revenues of $20 million.

Total benefits and expenses were $9.5 billion in 2014, an increase of $1.4 billion from the $8.1 billion total for 2013. The Insurance segment’s total benefits and expenses were $7.1 billion, an increase of $1.3 billion from 2013 total of $5.8 billion. The Investment Management segment’s total expenses for 2014 were $2.4 billion, $57 million higher than the $2.3 billion in expenses in 2013. The Insurance segment’s increase was principally due to $2.0 billion higher policyholders’ benefits and lower DAC capitalization of $27 million partially offset by lower DAC amortization ($215 million in 2014 as compared to

7-16

$580 million in 2013), $187 million lower interest credited to policyholders’ account balances, $60 million lower compensation and benefit costs, $53 million lower other operating costs and expenses and a decrease in interest expense of $36 million. The increase in expenses for the Investment Management segment was principally due to $56 million higher compensation and benefit expenses and $36 million higher other operating costs and expenses partially offset by the absence of $28 million restructuring charges recorded in 2013 and $10 million lower distribution related payments.

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

Losses from operations before income taxes were $5.3 billion in 2013, a decrease of $5.4 billion from the $58 million in pre-tax earnings in 2012. The Insurance segment’s loss from operations totaled $5.9 billion in 2013, $5.7 billion higher than 2012’s loss of $132 million; the increase was primarily due to a significant decrease in the fair value of the reinsurance contract asset as compared to an increase in 2012, significantly higher investment losses from derivative instruments, higher other operating costs and expenses, higher interest credited to policyholders’ account balances and lower other investment income partially offset by lower policyholders’ benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves in 2013 as compared to increases in 2012), and higher universal life and investment-type product policy fee income. The Investment Management segment’s earnings from operations were $564 million in 2013, an increase of $374 million from earnings of $190 million in 2012, principally due to lower real estate charges, higher distribution revenues, higher investment advisory and service fees, higher Bernstein research services fees, lower other operating costs and expenses and lower rent expense partially offset by higher distribution related payments and higher compensation and benefit expenses.

Total revenues were $2.8 billion in 2013, a decrease of $6.4 billion from the $9.2 billion reported in 2012. The Insurance segment reported a $6.5 billion decrease in its revenues while the Investment Management segment had an increase of $177 million. The decrease of Insurance segment revenues to a negative $54 million in 2013 as compared to a positive $6.4 billion in 2012, was principally due to a significant decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $4.3 billion as compared to an increase of $497 million in 2012 and $1.9 billion higher investment losses from derivatives partially offset by $212 million higher universal life and investment-type product policy fee income. The Investment Management segment’s $2.9 billion in revenues in 2013 as compared to $2.7 billion in 2012 was primarily due to an $85 million increase in investment advisory and services fees, $55 million increase in distribution revenues, and a $31 million increase in Bernstein research service fees.

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

7-17

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	2014	2013	2012

	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,475	$3,546	$3,334
Premiums	514	496	514
Net investment income (loss):
Investment income (loss) from derivative instruments	1,624	(2,847)	(942)
Other investment income	2,136	2,123	2,184

Total net investment income (loss)	3,760	(724)	1,242

Investment gains (losses), net:
Total other-than-temporary impairment losses	(72)	(81)	(96)
Portion of loss recognized in other comprehensive income	-	15	2

Net impairment losses recognized	(72)	(66)	(94)
Other investment gains (losses), net	13	(25)	14

Total investment gains (losses), net	(59)	(91)	(80)

Commissions, fees and other income	1,002	1,016	936
Increase (decrease) in the fair value of the reinsurance contract asset	3,964	(4,297)	497

Total revenues	12,656	(54)	6,443

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,708	1,691	2,989
Interest credited to policyholders’ account balances	1,186	1,373	1,166
Compensation and benefits	455	515	481
Commissions	1,147	1,160	1,248
Amortization of deferred policy acquisition costs	215	580	576
Capitalization of deferred policy acquisition costs	(628)	(655)	(718)
Rent expense	33	38	40
Interest expense	52	87	106
All other operating costs and expenses	976	1,029	687

Total benefits and other deductions	7,144	5,818	6,575

Earnings (Loss) from Operations, Before Income Taxes	$5,512	$(5,872)	$(132)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 – Insurance

Revenues

In 2014, the Insurance segment’s revenues increased to $12.7 billion from negative revenues of $54 million in 2013. The increase was principally due to an increase in the fair value of the GMIB reinsurance contract asset of $4.0 billion as compared to a decrease of $4.3 billion in 2013, $1.6 billion of investment income from derivatives as compared to a loss of $2.8 billion in 2013 and a $38 million increase in other investment gains ($13 million in gains for 2014 as compared to $25 million in losses in 2013) partially offset by $71 million lower Universal life and investment-type product policy fee income.

7-18

Universal life and investment-type product policy fee income totaled $3.5 billion in 2014; $71 million lower than the $3.5 billion in 2013. The decrease was principally due to an increase in the initial fee liability of $32 million in 2014 which resulted primarily from favorable changes in expected future margins on variable and interest-sensitive life products compared to a $67 million decrease of the initial fee liability in 2013 which was primarily driven by updated projected mortality costs for variable and interest sensitive life products resulting in a $50 million decrease in amortization. In addition, in 2013 the Company increased the future lapse assumption on older variable universal life contracts, resulting in $20 million of higher amortization of the initial fee liability.

Premiums totaled $514 million in 2014, $18 million higher than the $496 million in 2013. This increase primarily resulted from lower ceded premiums partially offset by a decrease in traditional life policies in the Closed Block.

Net investment income increased $4.5 billion to $3.8 billion in 2014 from a $724 million loss in 2013. The increase resulted from a $4.5 billion increase in investment income from derivative instruments and a $13 million increase in other investment income. The Insurance segment reported $1.6 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $2.8 billion in 2013. In 2014 investment income from derivatives was primarily driven by a decrease in interest rates partially offset by improvements in equity markets. In 2013 losses from derivative instruments were driven by the impact of higher interest rates and improvements in equity markets. Other investment income increased $13 million from $2.1 billion in 2013 primarily due to the increases of $33 million in trading account securities and $22 million in mortgage loans on real estate partially offset by a decrease of $31 million from fixed maturities.

Investment gains (losses), net was a loss of $59 million in 2014, as compared to a loss of $91 million in 2013. The Insurance segment’s net loss in 2014 was primarily due to $72 million of writedowns of fixed maturities recorded in earnings, substantially all of which related to CMBS securities and a $7 million loss on sales of mortgage loans on real estate partially offset by $17 million of gains on sales of fixed maturities. In 2013 losses were primarily due to $66 million of writedowns of fixed maturities recorded in earnings, substantially all of which related to CMBS securities, an $8 million addition to the mortgage loans on real estate valuation allowance and $14 million of losses on sales of fixed maturities.

Commissions, fees and other income decreased $14 million to $1.0 billion in 2014 as compared to $1.0 billion in 2013. This decrease was primarily due to the absence of a $50 million non-cash reduction of an intercompany liability with MONY Life recorded in 2013 partially offset by $28 million higher gross investment management and distribution fees from EQAT/VIP.

In 2014, there was a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as an embedded derivative, as compared to the $4.3 billion decrease in its fair value in 2013; both periods’ changes reflected existing capital market conditions. Included in 2014 was the impact from decreasing interest rates which increased the fair value of the GMIB reinsurance contract asset by $3.7 billion. In addition in 2014, refinements to the fair value calculation of the GMIB reinsurance contract asset and updated assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014 increased the fair value of the GMIB reinsurance contract asset by $655 million and $62 million, respectively. Partially offsetting these increases was the impact from improvements in equity markets which decreased the fair value of the GMIB reinsurance contract asset by $609 million. In addition in 2014 the Company updated its mortality assumption used to value future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the fair value of the GMIB reinsurance contract asset by $153 million.

Included in 2013 were the impacts of rising interest rates and improvements in the equity markets which decreased the fair value of the GMIB reinsurance contract asset by $2.9 billion and $1.8 billion, respectively. These decreases were partially offset by the impact of refining the projection of future GMIB costs and updates to the mortality assumption for variable annuities with enhanced benefits, including GMIB which increased the fair value of the GMIB reinsurance contract asset by $376 million and $143 million, respectively.

Benefits and Other Deductions

In 2014, total benefits and other deductions increased $1.3 billion to $7.1 billion from $5.8 billion in 2013. The Insurance segment’s increase was principally due to an increase in policyholders’ benefits offset by a decrease in DAC amortization and interest credited to policyholders’ account balances.

Policyholders’ benefits increased $2.0 billion to $3.7 billion in 2014 from $1.7 billion in 2013. The increase was primarily due to the $1.5 billion increase in GMDB/GMIB reserves and a $45 million increase in GWBL and GMAB reserves in 2014 as compared to a $488 million decrease in GMDB/GMIB reserves and a $156 million decrease in the GWBL and GMAB

7-19

reserves in 2013; both periods reflecting changes in interest rate and equity markets. In 2014, benefits paid and other changes in policyholder’s benefits increased $14 million to $1.9 billion from $1.9 billion in the comparable 2013 period. These increases in policyholders’ benefits were partially offset by a $122 million lower increase in the no lapse guarantee reserves and by the absence of a $56 million increase in the premium deficiency reserve recorded for the major medical business in 2013.

The 2014 increase in GMDB/GMIB reserves reflects updated assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014, model refinements and updated assumptions of future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the GMIB/DB reserves by $152 million. The 2014 increase in GWBL and GMAB reserves reflects refinements in the fair value calculation of these reserves which increased the reserve by $37 million. In 2013 policyholder benefits included a $177 million increase in GMIB reserves related to refining the projection of future GMIB costs and a $30 million increase in the no lapse guarantee reserve related to mortality assumption updates for variable and interest sensitive life products, which were updated based on emerging experience.

In 2014, interest credited to policyholders’ account balances totaled $1.2 billion, a decrease of $187 million from the $1.4 billion reported in 2013 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices, ETFs and commodity prices subject to guarantees.

Total compensation and benefits totaled $455 million in 2014, a $60 million decrease from $515 million in 2013. The decrease is primarily related to lower employee benefits and stock based compensation partially offset by higher accruals for incentive compensation and profit sharing.

Commission expense totaled $1.1 billion, a decrease of $13 million in 2014 compared to 2013 principally due to a decrease in indexed universal life product sales.

In 2014, interest expense totaled $52 million; a decrease of $35 million from $87 million in 2013. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial in second quarter 2013 and repayment of a second $500 million callable 7.1% surplus note to AXA Financial in second quarter 2014.

DAC amortization was $215 million in 2014, a decrease of $365 million from $580 million of amortization in 2013. The decrease in DAC amortization is primarily due to $56 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in 2014 compared to $222 million unfavorable changes in expected future margins on variable and interest-sensitive life products, including updates in mortality assumptions (partially offset in the initial fee liability) in 2013.

DAC capitalization totaled $628 million in 2014, a decrease of $27 million from the $655 million reported in 2013. The decrease was primarily due to a $14 million decrease in first year commissions and a $13 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $976 million in 2014, a decrease of $53 million from the $1.0 billion reported in 2013. The decrease of $53 million is primarily related to the absence of $45 million of accelerated amortization of capitalized software costs recorded in 2013, $27 million lower pre-tax real estate charges and $16 million lower severance costs. In 2013, AXA Equitable significantly reduced its occupancy in its headquarters and recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space. In first quarter 2014 AXA Equitable completed vacating the space and recorded an additional $25 million pre-tax charge. These decreases were partially offset by $30 million higher operating expenses relating to AXA Equitable’s branding initiative.

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

7-20

Universal life and investment-type product policy fee income increased $212 million to $3.5 billion in 2013 from $3.3 billion in 2012, due to higher fees earned on higher average Separate Account balances due to market appreciation and higher amortization of the initial fee liability. The amortization of the liability in 2013 was driven by updated projected mortality costs for variable and interest sensitive life products resulting in a $50 million decrease in amortization. In addition, in 2013 the Company increased the future lapse assumption on older variable universal life contracts, resulting in $20 million of higher amortization of the initial fee liability.

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

Investment losses, net totaled $91 million in 2013, an $11 million increase from the $80 million reported in 2012. The higher net losses in 2013 were primarily due to $19 million higher net losses from sales of fixed maturities, $17 million lower gains from sales of mortgage loans on real estate and the absence of a $12 million gain recorded from a charitable art donation in 2012 partially offset by $28 million lower write-downs on fixed maturities, substantially all of which related to CMBS securities and $16 million lower additions to the mortgage loans valuation allowances.

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

7-21

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

DAC amortization was $580 million in 2013, an increase of $4 million from $576 million of amortization in 2012. The increase in DAC amortization is primarily due to unfavorable changes in expected future margins on variable and interest-sensitive life products due to the updates in mortality assumptions (partially offset in the initial fee liability) of $240 million in 2013 compared to $118 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability in 2012). In 2012, the continuing low interest rate environment and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs. This resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products.

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

Premiums and Deposits

Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment, customer preferences and drives profitable growth while appropriately managing risk.

7-22

The following table lists sales for major insurance product lines for 2014, 2013 and 2012. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	2014	2013	2012

	(In Millions)

Retail:
Annuities
First year	$3,536	$3,539	$3,583
Renewal	2,127	2,087	2,202

	5,663	5,626	5,785

Life(1)
First year	157	170	231
Renewal	1,712	1,743	1,770

	1,869	1,913	2,001

Other(2)
First year	10	11	11
Renewal	214	220	235

	224	231	246

Total retail	7,756	7,770	8,032

Wholesale:
Annuities
First year	4,217	4,167	2,840
Renewal	190	163	384

	4,407	4,330	3,224

Life(1)
First year	32	63	200
Renewal	627	607	553

	659	670	753

Total wholesale	5,066	5,000	3,977

Total Premiums and Deposits	$12,822	$12,770	$12,009

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

2014 Compared to 2013.

Total premiums and deposits for insurance and annuity products in 2014 were $12.8 billion, a $52 million increase from $12.8 billion in 2013 while total first year premiums and deposits increased $3 million to $7.9 billion in 2014 from $7.9 billion in 2013. The annuity line’s first year premiums and deposits increased $47 million to $7.8 billion principally due to a $50 million increase in the wholesale channel partially offset by a $3 million decrease in the retail channel. First year premiums and deposits for the life insurance products decreased $44 million, primarily due to the $31 million and $13 million decreases in sales of UL and term insurance products, respectively.

2013 Compared to 2012.

Total premiums and deposits for insurance and annuity products for 2013 were $12.8 billion, a $761 million increase from $12.0 billion in 2012 while total first year premiums and deposits increased $1.0 billion to $7.9 billion in 2013 from $6.9 billion in 2012. The annuity line’s first year premiums and deposits increased $1.3 billion to $7.7 billion principally due to the $1.3 billion increase in variable annuity sales in the wholesale channel as a result of higher sales of SCS and Retirement Cornerstone® products partially offset by a $34 million decrease in the retail channel. First year premiums and deposits for

7-23

the life insurance products decreased $233 million, primarily due to the $117 million and $69 million decreases in sales of interest sensitive insurance products in the wholesale and retail channels, respectively. The decrease in sales of life insurance products primarily reflects the impact that most sales of Indexed life insurance products were issued through MONY Life Insurance Company of America (“MLOA”), instead of AXA Equitable and lower sales of other interest sensitive and term life products in the wholesale channel.

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

Surrenders and Withdrawals

				Rates(1)
	2014	2013	2012	2014	2013	2012

	(Dollars in Millions)

Annuities	$9,202	$8,923	$6,103	7.8%	8.1%	6.3%
Variable and interest-sensitive life	747	814	965	3.6%	4.1%	5.1%
Traditional life	192	215	238	2.5%	2.8%	3.0%

Total	$10,141	$9,952	$7,306

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

2014 Compared to 2013.

Surrenders and withdrawals increased $189 million, from $9.9 billion in 2013 to $10.1 billion in 2014. There was an increase of $279 million in individual annuities surrenders and withdrawals with decreases of $67 million and $23 million, respectively, in variable and interest sensitive and traditional life products. The annuities surrender rate decreased to 7.8% in 2014 from 8.1% in 2013. Annuity surrenders in 2014 and 2013 include $1.8 billion and $2.2 billion of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of this program, the Company expects a change in the short term behavior of policyholders, as those who did not accept the offer are assumed to be less likely to lapse their contract over the short term. The individual life insurance products’ surrender rate decreased to 3.3% in 2014 from 3.7% in 2013.

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

7-24

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for 2014, 2013 and 2012.

Investment Management - Results of Operations

	2014	2013	2012

	(In Millions)

Revenues:
Investment advisory and service fees	$1,958	$1,849	$1,764
Distribution revenues	445	465	410
Bernstein research services	483	445	414
Other revenues	109	106	102

Commissions, fees and other income	2,995	2,865	2,690

Investment income (losses)	17	61	68
Less: interest expense to finance trading activities	(2)	(3)	(3)

Net investment income (losses)	15	58	65

Investment gains (losses), net	1	(8)	(17)

Total revenues	3,011	2,915	2,738

Expenses:
Compensation and benefits	1,285	1,229	1,193
Distribution related payments	413	423	367
Amortization of deferred sales commissions	42	41	40
Interest expense	1	1	2
Real estate charges	-	28	223
Rent expense	130	131	161
Amortization of other intangible assets, net	27	24	24
Other operating costs and expenses	510	474	538

Total expenses	2,408	2,351	2,548

Earnings (losses) from Operations before Income Taxes	$603	$564	$190

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 – Investment Management

Revenues

Revenues totaled $3.0 billion in 2014, an increase of $96 million from $2.9 billion in 2013. The increase is primarily due to higher Investment advisory services fees, Bernstein research services and investment gains of $109 million, $38 million and $9 million, respectively, partially offset by decreases in net investment income and Distribution revenues of $43 million and $20 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. In 2014, investment advisory and services fees totaled $2.0 billion, an increase of $109 million from the $1.8 billion in 2013. The increase is primarily due to an increase in base fees resulting from an increase in average AUM. Private Wealth Management investment advisory and services fess increased $72 million due to an increase in base fees, reflecting an increase in average billable AUM. Base fees were favorably impacted by a shift in product mix toward active equity and other services. Retail investment advisory and services fees increased $42 million due to increases in base fees and performance-based fees of $29 million and $13 million, respectively. The base fee increase was the result of an increase in average AUM. The lower increase in base fees, as compared to the increase in average AUM is primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

7-25

Bernstein research revenues increased $38 million in 2014 as compared to 2013 primarily due to strong growth across all regions and trading services.

Distribution revenues decreased $20 million in 2014 as compared to 2013. Two of AllianceBernstein’s subsidiaries act as distributors and/or placing agents of AllianceBernstein sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues typically are in line with fluctuations of the corresponding average AUM of these mutual funds.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividends, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $43 million decrease in net investment income (loss) to $15 million in 2014 as compared to $58 million in 2013 was primarily due to $28 million lower investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($6 million of investment loss in 2014 as compared to $22 million of investment income in 2013) and $18 million lower unrealized gains on equity trading securities ($20 million of unrealized gains in 2014 as compared to $38 million in 2013).

Investment gains (losses), net were gains of $1 million in 2014 as compared to losses of $8 million in 2013 principally from realized and unrealized gains (losses) on deferred compensation related investments.

Expenses

The Investment Management segment’s total expenses were $2.4 billion in 2014, an increase of $57 million from the $2.4 billion in 2013 as $56 million higher compensation and benefits and $36 million other operating costs were partially offset by a decrease of $10 million in distribution related payments and the absence of restructuring charges of $28 million in 2013.

In 2014, employee compensation and benefits expenses for the Investment Management segment were $1.3 billion as compared to $1.2 billion in 2013. The $56 million increase was primarily attributable to $33 million higher short-term and long-term deferred incentive compensation and $31 million higher base compensation partially offset by a $14 million decrease in commissions.

The distribution related payments decreased $10 million to $413 million in 2014 from $423 million in 2013 primarily as a result of lower distribution revenues.

Real estate charges decreased $28 million in 2014 as compared to the comparable period in 2013, primarily due to one-time real estate charges in 2013. The $28 million charge in 2013 included $17 million of additional sublease losses resulting from the extension of sublease marketing periods by AllianceBenrstein.

The $36 million increase in other operating costs and expenses to $510 million for 2014 as compared to $474 million in 2013 was primarily due to increases in trade execution and clearing costs of $9 million, marketing and communications costs of $7 million and portfolio services and transfer fees of $7 million.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 – Investment Management

Revenues

The Investment Management segment’s pre-tax earnings from operations for 2013 were $564 million, an increase of $374 million from pre-tax earnings of $190 million in 2012.

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

7-26

Distribution revenues increased $55 million 2013 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred. Bernstein research revenues increased $31 million in 2013 as compared to prior year primarily due to growth in Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $7 million decrease in net investment income to $58 million in 2013 as compared to $65 million in 2012 was primarily due to $27 million lower investment income on seed money investments and unrealized gains on equity trading securities ($38 million of income in 2013 as compared to $65 million in 2012) partially offset by lower investment losses of $17 million from derivative instruments ($19 million of losses in 2013 as compared to $36 million of losses in 2012) and $4 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($22 million of investment income in 2013 as compared to $18 million of investment income in 2012).

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

7-27

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	At or For the Years Ended December 31,
	2014	2013	2012

	(In Millions)

FEES
Third party	$1,894	$1,780	$1,712
General Account and other	36	44	36
Insurance Group Separate Accounts	27	25	24

Total Fees	$1,957	$1,849	$1,772

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$391,946	$387,543
General Account and other	48,802	29,668
Insurance Group Separate Accounts	33,252	33,255

Total AllianceBernstein	474,000	450,466

Insurance Group
General Account and other(2)	19,039	20,670
Insurance Group Separate Accounts	79,633	77,458

Total Insurance Group	98,672	98,128

Total by Account:
Third party(1)	391,946	387,543
General Account and other(2)	67,841	50,338
Insurance Group Separate Accounts	112,885	110,713

Total Assets Under Management	$572,672	$548,594

(1)

Includes $38.8 billion and $41.9 billion of assets managed on behalf of AXA affiliates at December 31, 2014 and 2013, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $12.1 billion and $14.5 billion at December 31, 2014 and 2013, respectively, as well as mortgages and equity real estate totaling $6.9 billion and $6.2 billion at December 31, 2014 and 2013, respectively.

Fees for assets under management increased 5.9% from 2013 to 2014 and increased 4.8% from 2012 to 2013, in line with the change in average assets under management for the General Account and third parties.

Total assets under management increased $25.7 billion to $572.7. The $25.7 billion increase at December 31, 2014 as compared to December 31, 2013 resulted from increases in EQAT’s, VIP’s and market appreciation.

AllianceBernstein assets under management at December 31, 2014 totaled $474.0 billion as compared to $450.4 billion at December 31, 2013. The $23.6 billion increase was due to $17.2 billion of market appreciation, $5.1 billion of net inflows and acquisitions of $2.9 billion partially offset by an adjustment of $1.6 billion (AllianceBernstein now excludes assets for which it provides administrative services but not investment management services from AUM). The gross inflows of $42.1 billion, $23.9 billion and $6.5 billion in the Retail, Institutional and Private Wealth Management, respectively, offset the outflows of $42.6 billion, $18.4 billion and $6.4 billion, respectively. At December 31, 2014, non-U.S. clients accounted for 35% of the total AUM.

7-28

Changes in assets under management at AllianceBernstein for 2014 and 2013 were as follows:

	Investment Service
				Fixed
			Fixed	Income
			Income	Actively	Fixed
	Equity	Equity	Actively	Managed	Income
	Actively	Passively	Managed-	-Tax-	Passively
	Managed	Managed(1)	Taxable	Exempt	Managed(1)	Other(2)	Total

	(In billions)
Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	15.2	1.7	43.3	4.6	0.6	7.1	72.5
Redemptions/terminations	(14.9)	(1.0)	(29.4)	(3.4)	(0.7)	(4.3)	(53.7)
Cash flow/unreinvested dividends	(5.0)	(3.4)	(7.4)	0.1	0.6	1.4	(13.7)

Net long-term (outflows) inflows	(4.7)	(2.7)	6.5	1.3	0.5	4.2	5.1
Acquisitions	2.9	-	-	-	-	-	2.9
AUM adjustment (3)	(0.1)	-	(1.4)	-	-	(0.1)	(1.6)
Market appreciation	6.6	3.8	3.3	1.6	0.3	1.6	17.2

Net change	4.7	1.1	8.4	2.9	0.8	5.7	23.6

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0

Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0
Long-term flows:
Sales/new accounts	15.9	3.4	49.5	4.9	1.4	5.3	80.4
Redemptions/terminations	(22.4)	(0.7)	(46.9)	(5.1)	(0.7)	(1.3)	(77.1)
Cash flow/unreinvested dividends	(6.0)	(4.7)	(7.9)	(1.4)	0.9	3.5	(15.6)

Net long-term (outflows) inflows	(12.5)	(2.0)	(5.3)	(1.6)	1.6	7.5	(12.3)
Acquisitions	2.1	-	-	-	-	-	2.1
Market appreciation (depreciation)	22.8	11.0	(7.7)	(0.5)	(0.2)	5.2	30.6

Net change	12.4	9.0	(13.0)	(2.1)	1.4	12.7	20.4

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.
(3)

Excludes Institutional assets for which we provide administrative services but not investment management services and Retail funds seed capital for which we do not charge an investment management fee from AUM.

7-29

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12

	(In Billions)
Distribution Channel:
Institutions	$234.3	$225.4	$218.9	4.0%	2.9%
Retail	159.6	149.4	128.2	6.8	16.5
Private Wealth Management	73.6	67.9	68.9	8.4	(1.3)

Total	$467.5	$442.7	$416.0	5.6%	6.4%

Investment Service:
Equity Actively Managed	$111.2	$100.0	$109.8	11.2%	(8.9)%
Equity Passively Managed(1)	49.6	45.1	36.1	9.9	25.1
Fixed Income Actively
Managed – Taxable	219.5	221.4	202.0	(0.9)	9.6
Fixed Income Actively
Managed – Tax-exempt	30.4	30.1	31.1	1.3	(3.4)
Fixed Income Passively
Managed(1)	9.7	8.6	5.9	12.6	46.3
Other(2)	47.1	37.5	31.1	25.5	20.8

Total	$467.5	$442.7	$416.0	5.6%	6.4%

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

7-30

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

The General Accounts’ portfolios and investment results support the insurance and annuity liabilities of the Insurance segment’s business operations. The following table reconciles the consolidated balance sheet asset and liability amounts to GAIA.

Net General Account Investment Assets

December 31, 2014

Balance Sheet Captions:	Balance Sheet Total	Other(1)	GAIA

	(In Millions)

Fixed maturities, available for sale, at fair value	$33,034	$1,279	$31,755
Mortgage loans on real estate	6,463	(331)	6,794
Policy Loans	3,408	(107)	3,515
Other equity investments	1,757	123	1,634
Trading securities	5,143	630	4,513
Other invested assets	1,978	1,978	-

Total investments	51,783	3,572	48,211
Cash and cash equivalents	2,716	1,671	1,045
Short-term and long-term debt	(689)	(488)	(201)

Total	$53,810	$4,755	$49,055

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

7-31

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2014		2013		2012
	Yield	Amount	Yield	Amount	Yield	Amount

	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.60%	$1,329	4.64%	$1,341	4.71%	$1,381
Ending assets		29,908		27,870		29,526
Below investment grade
Income	6.57%	121	6.58%	134	6.50%	146
Ending assets		1,847		1,937		2,118
Mortgages:
Income (loss)	5.27%	336	5.51%	315	5.91%	296
Ending assets		6,794		6,015		5,427
Other Equity Investments:
Income (loss)	12.17%	203	13.25%	203	11.78%	179
Ending assets		1,634		1,653		1,409
Policy Loans:
Income	6.13%	216	6.16%	219	6.21%	226
Ending assets		3,515		3,542		3,624
Cash and Short-term Investments:
Income	0.03%	-	0.06%	1	0.08%	14
Ending assets		1,045		1,506		1,281
Trading Securities:
Income	0.91%	38	0.18%	5	1.38%	15
Ending assets		4,513		3,658		1,839
Total Invested Assets:

Income	4.56%	2,243	4.81%	2,218	5.00%	2,257
Ending Assets		49,256		46,181		45,224

Debt and Other:
Interest expense and other		(15)		(16)		(12)
Ending assets (liabilities)		(201)		(200)		(209)

Total:

Investment income	4.66%	2,228	4.83%	2,202	5.00%	2,245
Less: investment fees	(0.11)%	(52)	(0.13)%	(59)	(0.11)%	(49)

Investment Income, Net	4.55%	$2,176	4.70%	$2,143	4.89%	$2,196

Ending Net Assets		$49,055		$45,981		$45,015

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At December 31, 2014, 72.7% of the fixed maturity portfolio was publicly traded. At December 31, 2014, GAIA held CMBS with an amortized cost of $855 million. The General Account had a $3 million exposure to the direct sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland at December 31, 2014.

7-32

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Millions)

At December 31, 2014:
Corporate Securities:
Finance	$5,519	$296	$7	$5,808
Manufacturing	5,982	426	20	6,388
Utilities	3,327	330	8	3,649
Services	2,969	231	13	3,187
Energy	1,660	113	17	1,756
Retail and wholesale	1,108	73	3	1,178
Transportation	774	75	2	847
Other	78	3	-	81

Total corporate securities	21,417	1,547	70	22,894

U.S. government	6,668	672	26	7,314
Commercial mortgage-backed	855	22	142	735
Residential mortgage-backed(2)	752	42	-	794
Preferred stock	829	69	10	888
State & municipal	441	78	-	519
Foreign governments	405	48	7	446
Asset-backed securities	86	15	1	100

Total	$31,453	$2,493	$257	$33,689

At December 31, 2013:
Corporate Securities:
Finance	$6,118	$332	$30	$6,420
Manufacturing	6,139	380	87	6,432
Utilities	3,347	243	30	3,560
Services	3,072	202	29	3,245
Energy	1,528	107	13	1,622
Retail and wholesale	1,167	63	16	1,214
Transportation	745	57	7	795
Other	73	2	-	75

Total corporate securities	22,189	1,386	212	23,363

U.S. government	3,566	22	477	3,111
Commercial mortgage-backed	971	10	265	716
Residential mortgage-backed(2)	913	33	1	945
Preferred stock	883	54	51	886
State & municipal	444	35	2	477
Foreign governments	392	45	5	432
Asset-backed securities	132	11	3	140

Total	$29,490	$1,596	$1,016	$30,070

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

7-33

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.4 billion, or 4.4%, of the total fixed maturities at December 31, 2014 and $1.6 billion, or 5.3%, of the total fixed maturities at December 31, 2013. Gross unrealized losses on public and private fixed maturities decreased from $1.0 billion in 2013 to $257 million in 2014. Below investment grade fixed maturities represented 41.6% and 22.2% of the gross unrealized losses at December 31, 2014 and 2013, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in 2014 than in the prior year.

Public Fixed Maturities Credit Quality.     The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)

At December 31, 2014:
1	Aaa, Aa, A	$15,068	$1,429	$71	$16,426
2	Baa	6,979	534	36	7,477

	Investment grade	22,047	1,963	107	23,903

3	Ba	668	31	8	691
4	B	107	5	1	111
5	C and lower	13	1	1	13
6	In or near default	16	-	5	11

	Below investment grade	804	37	15	826

Total Public Fixed Maturities		$22,851	$2,000	$122	$24,729

At December 31, 2013:
1	Aaa, Aa, A	$12,699	$635	$562	$12,772
2	Baa	7,550	478	104	7,924

	Investment grade	20,249	1,113	666	20,696

3	Ba	706	36	12	730
4	B	150	3	12	141
5	C and lower	18	-	1	17
6	In or near default	79	-	45	34

	Below investment grade	953	39	70	922

Total Public Fixed Maturities		$21,202	$1,152	$736	$21,618

(1)	At December 31, 2014 and 2013, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-34

Private Fixed Maturities Credit Quality.     The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)

At December 31, 2014:
1	Aaa, Aa, A	$4,370	$257	$28	$4,599
2	Baa	3,667	225	15	3,877

	Investment grade	8,037	482	43	8,476

3	Ba	280	4	10	274
4	B	73	-	9	64
5	C and lower	98	-	21	77
6	In or near default	114	7	52	69

	Below investment grade	565	11	92	484

Total Private Fixed Maturities		$8,602	$493	$135	$8,960

At December 31, 2013:
1	Aaa, Aa, A	$4,283	$222	$80	$4,425
2	Baa	3,383	207	44	3,546

	Investment grade	7,666	429	124	7,971

3	Ba	245	6	14	237
4	B	77	-	12	65
5	C and lower	103	1	37	67
6	In or near default	198	8	93	113

	Below investment grade	623	15	156	482

Total Private Fixed Maturities		$8,289	$444	$280	$8,453

(1)

Includes, as of December 31, 2014 and 2013, respectively, 38 securities with amortized cost of $447 million (fair value, $452 million) and 12 securities with amortized cost of $117 million (fair value, $106 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-35

Corporate Fixed Maturities Credit Quality.     The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)

At December 31, 2014:
1	Aaa, Aa, A	$10,548	$813	$20	$11,341
2	Baa	10,072	706	39	10,739

	Investment grade	20,620	1,519	59	22,080

3	Ba	681	21	9	693
4	B	85	-	2	83
5	C and lower	30	1	-	31
6	In or near default	1	6	-	7

	Below investment grade	797	28	11	814

Total Corporate Fixed Maturities		$21,417	$1,547	$70	$22,894

At December 31, 2013:
1	Aaa, Aa, A	$11,077	$701	$99	$11,679
2	Baa	10,252	635	101	10,786

	Investment grade	21,329	1,336	200	22,465

3	Ba	717	40	8	749
4	B	129	2	4	127
5	C and lower	12	-	-	12
6	In or near default	2	8	-	10

	Below investment grade	860	50	12	898

Total Corporate Fixed Maturities		$22,189	$1,386	$212	$23,363

Asset-backed Securities

At December 31, 2014, the amortized cost and fair value of asset backed securities held were $86 million and $99 million, respectively; at December 31, 2013, those amounts were $132 million and $140 million, respectively. At December 31, 2014, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $8 million and $8 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $30 million and $30 million, respectively.

7-36

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

December 31, 2014

	Moody’s Agency Rating					Total	Total
					Ba and	December 31,	December 31,
Vintage	Aaa	Aa	A	Baa	Below	2014	2013

	(In Millions)

At amortized cost:
2004 and Prior Years	$4	$8	$17	$3	$118	$150	$182
2005	15	30	34	23	308	410	425
2006	-	-	-	1	216	217	276
2007	-	-	-	-	78	78	88

Total CMBS	$19	$38	$51	$27	$720	$855	$971

At fair value:
2004 and Prior Years	$4	$9	$18	$3	$104	$138	$151
2005	15	30	34	23	278	380	353
2006	-	-	-	1	153	154	153
2007	-	-	-	-	63	63	59

Total CMBS	$19	$39	$52	$27	$598	$735	$716

Mortgages

Investment Mix

At December 31, 2014 and 2013, respectively, approximately 14.0% and 13.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2014	December 31, 2013

	(In Millions)

Commercial mortgage loans	$4,797	$4,238
Agricultural mortgage loans	2,085	$1,870

Total Mortgage Loans	$6,882	$6,108

7-37

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	December 31, 2014		December 31, 2013
	Amortized Cost	% of Total	Amortized Cost	% of Total

	(Dollars in Millions)

By Region:
U.S. Regions:
Middle Atlantic	$1,957	28.4%	$1,473	24.1%
Pacific	1,736	25.2	1,753	28.7
South Atlantic	875	12.7	890	14.6
East North Central	551	8.0	561	9.2
Mountain	544	7.9	419	6.9
West North Central	497	7.3	422	6.9
West South Central	412	6.0	348	5.7
New England	187	2.7	133	2.1
East South Central	123	1.8	109	1.8

Total Mortgage Loans	$6,882	100.0%	$6,108	100.0%

By Property Type:
Agricultural properties	$2,085	30.3%	$1,870	30.6%
Office buildings	1,902	27.6	1,945	31.8
Apartment complexes	1,418	20.6	1,089	17.8
Retail Stores	522	7.6	274	4.5
Hospitality	439	6.4	352	5.8
Industrial buildings	405	5.9	449	7.4
Other	111	1.6	129	2.1

Total Mortgage Loans	$6,882	100.0%	$6,108	100.0%

At December 31, 2014, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 62% while the agricultural mortgage loans weighted average loan-to-value ratio was 46%.

7-38

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2014

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)

0% - 50%	$519	$100	$232	$849	$240	$50	$1,990
50% - 70%	1,106	527	1,073	1,062	258	47	4,073
70% - 90%	211	-	61	265	79	-	616
90% plus	156	-	-	-	-	47	203

Total Commercial and Agricultural Mortgage Loans	$1,992	$627	$1,366	$2,176	$577	$144	$6,882

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2014.

Mortgage Loans by Year of Origination

	December 31, 2014
Year of Origination	Amortized Cost	% of Total

	(Dollars In Millions)

2014	$1,696	24.6%
2013	1,698	24.7
2012	1,250	18.2
2011	977	14.2
2010	200	2.9
2009 and prior	1,061	15.4

Total Mortgage Loans	$6,882	100.0%

At December 31, 2014 and 2013, respectively, $3 million and $9 million of mortgage loans were classified as problem loans while $63 million and $27 million were classified as potential problem loans and $93 million and $135 million were classified as restructured loans.

7-39

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

Troubled Debt Restructuring - Modifications

December 31, 2014

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post-Modification

		(Dollars In Millions)

Commercial mortgage loans	1	84	93

There were no default payments on the above loan during 2014.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2014 and 2013.

	Commercial Mortgage Loans
	2014	2013	2012

	(In Millions)
Allowance for credit losses:
Beginning Balance, January 1,	$42	$34	$32
Charge-offs	(14)	-	-
Recoveries	-	(2)	(24)
Provision	9	10	26

Ending Balance, December 31,	$37	$42	$34

Ending Balance, December 31,:
Individually Evaluated for Impairment	$37	$42	$34

Other Equity Investments

At December 31, 2014, private equity partnerships, hedge funds and real-estate related partnerships were 84.0% of total other equity investments. These interests, which represent 2.8% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	December 31, 2014	December 31, 2013

	(In Millions)

Common stock	$261	$214
Joint ventures and limited partnerships:
Private equity	995	1,061
Hedge funds	279	268
Real estate related	105	111

Total Other Equity Investments	$1,640	$1,654

7-40

Derivatives

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.

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

For GMDB, GMIB, GIB and GWBL and other features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and other features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

The Company has in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

Derivatives utilized to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options

The Company hedges crediting rates in the SCS variable annuity, SIO in the EQUI-VEST® variable annuity series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETFs or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, of the loss of value in an index, ETF or commodity price, which varies by product segment.

In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company currently uses interest rate swaptions to reduce the risk associated with minimum guarantees on these interest-sensitive contracts.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

7-41

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

Periodically, the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These ASWs, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

In third quarter of 2014, the Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade credit default swap index (“CDX index”). Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss) from derivative instruments.

7-42

The tables below present quantitative disclosures about the Company derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2014

				Gains (Losses)
		Fair Value		Reported in
	Notional	Asset	Liability	Net Earnings
	Amount	Derivatives	Derivatives	(Loss)

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,821	$-	$-	$(517)
Swaps	1,051	21	11	(74)
Options	6,896	1,215	742	196

Interest rate contracts:(1)
Floors	2,100	120	-	9
Swaps	11,558	603	12	1,511
Futures	10,647	-		459
Swaptions	4,800	72		37

Credit contracts:(1)
Credit default swaps	1,911	7	27	4

Net investment income				1,625

Embedded derivatives:
GMIB reinsurance contracts	-	10,711	-	3,964

GWBL and other features(2)	-	-	128	(128)
SCS, SIO, MSO and IUL indexed features(3)	-	-	380	(199)

Balances, December 31, 2014	$44,784	$12,749	$1,300	$5,262

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

7-45

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	2014	2013	2012

	(In Millions)

Fixed maturities	$(54)	$(80)	$(90)
Other equity investments	(3)	(4)	5
Other	(3)	(7)	(7)

Total	$(60)	$(91)	$(92)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	2014	2013	2012

	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$47	$87	$30

Total gross realized investment gains	47	87	30

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(72)	(66)	(94)
Gross losses on sales and maturities	(29)	(101)	(26)

Total gross realized investment losses	(101)	(167)	(120)

Total	$(54)	$(80)	$(90)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	2014	2013	2012

	(In Millions)

Fixed Maturities:
Public fixed maturities	$(33)	$(18)	$(18)
Private fixed maturities	(39)	(48)	(76)

Total fixed maturities securities	(72)	(66)	(94)

Equity securities	(3)	(4)	—

Total	$(75)	$(70)	$(94)

OTTI on fixed maturities recorded in net earnings (loss) in 2014, 2013 and 2012 were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total

	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,003	15.0%	$3,522	18.0%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	32	0.2	36	0.2
At contract value, less surrender charge of 5% or more	1,678	8.4	1,048	5.4

Subtotal	1,710	8.6	1,084	5.6

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,342	76.4	14,950	76.4

Total Annuity Reserves And Deposit Liabilities	$20,055	100.0%	$19,556	100.0%

Analysis of Statement of Cash Flows

Years Ended December 31, 2014 and 2013

Cash and cash equivalents of $2.7 billion at December 31, 2014 increased $433 million from $2.3 billion at December 31, 2013.

Net cash used in operating activities was $617 million in 2014 as compared to net cash provided by operating activities of $161 million in 2013. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $2.8 billion, $656 million lower than the $3.4 billion net cash used by investing activities in 2013. The decrease was principally due to cash inflows related to derivatives of $999 million in 2014 as compared to cash outflows of $2.5 billion in 2013 and AllianceBernstein’s $61 million purchase of CPH partially offset by $2.8 billion higher net purchases of investments.

7-47

Cash flows provided by financing activities increased $1.4 billion from $2.4 billion in 2013 to $3.8 billion in 2014. The impact of the net deposits to policyholders’ account balances was $4.0 billion and $4.3 billion in 2014 and 2013, respectively. Included in 2014 deposits to policyholders’ account balances are $500 million of funding agreements with the FHLBNY. During 2014 there was an increase of $950 million due to securities sold under a repurchase agreement and an increase in the change in collateralized assets and liabilities of $1.1 billion compared to a decrease of $388 million in 2013. Change in short term borrowings increased $221 million in 2014 compared to a decrease of $55 million in the 2013, which primarily reflect AllianceBernstein’s commercial paper program activity. The increases in cash provided by financing activities were partially offset by $382 million of dividends paid to AXA Financial in 2014 and distributions to noncontrolling interest of $401 million in 2014 as compared to $306 million in 2013. In both second quarter 2014 and 2013, the Company repaid $500 million 7.1% callable surplus notes to AXA Financial which were scheduled to mature on December 1, 2018. In addition, the Company repaid a $325 million 6.0% callable surplus note to AXA Financial in 2014 which was scheduled to mature on December 1, 2035.

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

Sources of Liquidity. The principal sources of AXA Equitable’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates, dividends and distributions from subsidiaries, FHLBNY funding agreements and repurchase agreements.

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2014, this asset pool included an aggregate of $2.0 billion in highly liquid short-term investments, as compared to $1.5 billion at December 31, 2013. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.

7-48

Other liquidity sources include dividends and distributions from AllianceBernstein and other subsidiaries. In 2014, the Company received cash distributions from AllianceBernstein and AllianceBernstein Holding of $187 million as compared to $168 million in 2013. In 2014, the Company received cash distributions from AXA Equitable Funds Management Group LLC (“FMG”) of $300 million as compared to $335 million in 2013.

Funding and repurchase agreements. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement ($30 million, as of December 31, 2014). Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1.0 billion to $3.0 billion. At December 31, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. In addition in fourth quarter 2014 AXA Equitable entered into $950 million of repurchase agreements. The funding and repurchase agreements were used to extend the duration of the assets within the General Account investment portfolio.

Third-party borrowings. In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015. Principal and interest payments of surplus notes require prior approval by the NYDFS.

At December 31, 2014, AXA Equitable had no other short-term debt outstanding.

Affiliated borrowings. In 2005, AXA Equitable issued a surplus note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and was scheduled to mature on December 1, 2035. In December 2014, AXA Equitable repaid this note at par value plus interest accrued of $1 million to AXA Financial.

In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note pays interest semi-annually and was scheduled to mature on December 1, 2018. In June 2014, AXA Equitable repaid this note at par value plus interest accrued of $3 million to AXA Financial.

Affiliated loans. In third quarter 2013, AXA Equitable purchased, at fair value, AXA Arizona’s $50 million note receivable from AXA for $56 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

In June 2009, AXA Equitable sold real estate property valued at $1.1 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. In November 2014, this loan was refinanced and a new $382 million, seven year term loan with an interest rate of 4.0% was issued.

In September 2007, AXA Equitable purchased a $650 million 5.4% Senior Unsecured Note from AXA. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

Off Balance Sheet Transactions. At December 31, 2014 and 2013, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements.

Guarantees and Other Commitments. AXA Equitable had approximately $16 million of undrawn letters of credit related to reinsurance as well as $476 million and $498 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2014.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At December 31, 2014, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through

7-49

December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.8 billion at December 31, 2014) and/or letters of credit ($3.0 billion at December 31, 2014). These letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity. For additional information, see “Item 1A – Risk Factors”.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $517 million during 2015. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS, who then has 30 days to disapprove the distribution. In 2014, AXA Equitable paid $382 million in shareholder dividends. In 2013, AXA Equitable paid $234 million in shareholder dividends and transferred approximately 10.9 million in Units of AllianceBernstein at fair value of $234 million in the form of a dividend to AXA Financial. In 2012, AXA Equitable paid $362 million in shareholder dividends.

For 2014, 2013 and 2012, respectively, AXA Equitable’s statutory net income (loss) totaled $1.7 billion, $(28) million and $602 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.8 billion and $4.4 billion at December 31, 2014 and 2013, respectively.

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

Debt and Credit Facilities

At December 31, 2014 and 2013, AllianceBernstein had $489 million and $268 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2014 and 2013 were $335 million and $282 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

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

7-50

to draw on the AB Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2014, AllianceBernstein was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of December 31, 2014 and 2013, AllianceBernstein and SCB LLC had no amounts outstanding under the AB Credit Facility. During 2014 and 2013, AllianceBernstein and SCB LLC did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit.

As of December 31, 2014 and 2013, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2014 and 2013 were $6 million and $6 million, respectively, with weighted average interest rates of approximately 1.1% and 1.0% for 2014 and 2013, respectively.

AllianceBernstein’s financial condition and access to public and private debt markets should provide adequate liquidity for AllianceBernstein’s general business needs. AllianceBernstein’s Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations. For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2014.

Other AllianceBernstein Transactions

AllianceBernstein engages in open-market purchases of AllianceBernstein Holding L.P. (“AB Holding”) Units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding Units from employees and other corporate purposes. During 2014 and 2013, AllianceBernstein purchased 3.6 million and 5.2 million Holding Units for $93 million and $111 million respectively. These amounts reflect open-market purchases of 0.3 million and 1.9 million Holding Units for $7 million and $39 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 7.6 million restricted AB Holding Unit awards (including 6.6 million granted in December for 2014 year-end awards). During 2013, AllianceBernstein granted to employees and Eligible Directors 13.9 million restricted AB Holding awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). Prior to third quarter 2013, AllianceBernstein funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust. In 2014, AB Holding used Holding units repurchased during the fourth quarter of 2014 and newly-issued Holding units to fund restricted Holding awards.

Effective July 1, 2013, management of AllianceBernstein and AllianceBernstein Holding L.P. (“AB Holding”) retired all unallocated Holding units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and AB Holding intend to retire additional units as AllianceBernstein purchases Holding units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding units is not available in the rabbi trust to fund new awards, AB Holding will issue new Holding units in exchange for newly-issued AllianceBernstein units, as was done in December 2014.

7-51

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

CONTRACTUAL OBLIGATIONS

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates: See Notes 10, 11, 12 and 16 of Notes to the Consolidated Financial Statements and “Certain Relationships and Related Party Transactions” contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2014 for information on related party transactions.

7-52

A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:

Contractual Obligations - December 31, 2014

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 -5 years	Over 5 years

	(In Millions)

Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities(1)	$99,588	$1,543	$4,808	$6,172	$87,065
Short-term debt	200	200	-	-	-
AllianceBernstein commercial paper	489	489	-	-	-
Interest on short-term debt	15	15	-	-	-
Operating leases	2,092	211	421	379	1,081
AllianceBernstein Funding commitments	38	9	13	16	-
Employee benefits	1,762	186	379	364	833

Total Contractual Obligations	$104,184	$2,653	$5,621	$6,931	$88,979

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

Unrecognized tax benefits of $552 million including $11 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2014, AllianceBernstein had funded $32 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, AllianceBernstein committed to invest $25 million in the Real Estate Fund. As of December 31, 2014, AllianceBernstein had funded $16 million of this commitment.

During 2012, AllianceBernstein entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2014, AllianceBernstein had funded $6 million of this commitment.

At year-end 2014, AllianceBernstein had a $267 million accrual for compensation and benefits, of which $152 million is expected to be paid in 2015, $63 million in 2016 and 2017, $17 million in 2018-2019 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $13 million in each of the next four years.

7-53

In addition, the Company has obligations under contingent commitments at December 31, 2014, including: AllianceBernstein’s revolving credit facility and commercial paper program; AXA Equitable’s $16 million undrawn letters of credit; as well as the Company’s $476 million and $498 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 16 and 17 of Notes to Consolidated Financial Statements.

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

Investments with Interest Rate Risk – Fair Value.    Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 92.8% of the carrying value of General Account Investment Assets at December 31, 2014. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 BP increase in interest rates at December 31, 2014 and 2013 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2014		December 31, 2013
	Fair Value	Balance After +100 BP Change	Fair Value	Balance After +100 BP Change

	(In Millions)

Insurance Group:
Fixed maturities:
Fixed rate	$37,628	$34,862	$33,357	$31,511
Floating rate	722	719	533	529
Mortgage loans	7,010	6,683	6,114	5,838

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

7A-1

Investments with Equity Price Risk – Fair Value.    The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2014 and 2013:

Equity Price Risk Exposure

	December 31, 2014		December 31, 2013
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change

	(In Millions)

Insurance Group	$32	$29	$29	$26

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

Liabilities with Interest Rate Risk – Fair Value. At December 31, 2014 and 2013, respectively, the aggregate carrying values of policyholders’ liabilities were $55.3 billion and $52.0 billion, approximately $45.3 billion and $43.2 billion of which liabilities are reactive to interest rate fluctuations. The aggregate fair value of such liabilities at December 31, 2014 and 2013 were $60.2 billion and $48.2 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $8.8 billion and $4.4 billion, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

At December 31, 2014 and 2013, the aggregate fair value of short-term and long-term debt surplus notes issued by AXA Equitable was $212 million and $225 million, respectively. The table below shows the potential fair value exposure to an immediate 100 BP decrease in interest rates from those prevailing at the end of 2014 and 2013.

Interest Rate Risk Exposure

	December 31, 2014		December 31, 2013
	Fair Value	Balance After -100 BP Change	Fair Value	Balance After -100 BP Change

	(In Millions)
Fixed rate	$212	$214	$225	$229

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

At December 31, 2014 and 2013, the net fair values of the Company’s derivatives were $1.2 billion and $619 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Insurance Group - Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After -100 BP Change	Fair Value	Balance After +100 BP Change

	(In Millions, Except for Weighted Average Term)

December 31, 2014
Floors	$2,100	2.0	$139	$120	$100
Swaps	11,558	3.0	2,194	591	(696)
Futures	10,647		192	-	(114)
Swaption	4,800	2.0	445	72	6
Credit Default Swaps	1,911	3.0	(19)	(20)	(19)

Total	$31,016		$2,951	$763	$(723)

December 31, 2013
Floors	$2,400	3.0	$238	$193	$139
Swaps	10,041	3.0	1,076	12	(865)
Futures	10,763		287	-	(185)

Total	$23,204		$1,601	$205	$(911)

				Equity Sensitivity
				Fair Value	Balance after - 10% Equity Price Shift

December 31, 2014
Futures	$5,821	-		$-	$533
Swaps	1,051	-		10	152
Options	6,896	2.0		472	262

Total	$13,768			$482	$947

December 31, 2013
Futures	$4,872			$-	$435
Swaps	1,208	1.0		(48)	89
Options	7,506	3.0		462	279

Total	$13,586			$414	$803

7A-3

In addition to the freestanding derivatives discussed above, the Company has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $10.7 billion and $6.7 billion at December 31, 2014 and 2013, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2014 and 2013, respectively, would increase the balances of the reinsurance contract asset to $11.7 billion and $7.6 billion. Also, the SCS, SIO, MSO, IUL, GIB, GWBL and other feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features was $508 million at December 31, 2014 and the liability for GIB and GWBL and other features was $346 million at December 31, 2013. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2014 and 2013, respectively, would be to decrease the liability balance to $331 million and $292 million.

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

Investments with Interest Rate Risk – Fair Value.    The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 BP increase in interest rates at all maturities from the levels prevailing at December 31, 2014 and 2013:

Interest Rate Risk Exposure

	December 31, 2014		December 31, 2013
	Fair Value	Balance After +100 BP Point	Fair Value	Balance After +100 BP Change

	(In Millions)

Fixed Income Investments:
Trading	$ 196	$185	$ 237	$224

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

7A-4

Investments with Equity Price Risk – Fair Value.    AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2014 and 2013:

Equity Price Risk Exposure

	December 31, 2014		December 31, 2013
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change

	(In Millions)

Equity Investments:
Trading	$410	$369	$337	$303
Available-for-sale and other investments	157	141	205	185

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein L.P. and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2014.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA EQUITABLE LIFE INSURANCE COMPANY

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (the “Company”) at December 31, 2014 and December 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2015

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013

ASSETS	(In Millions)

Investments:
Fixed maturities available for sale, at fair value	$33,034	$29,419
Mortgage loans on real estate	6,463	5,684
Policy loans	3,408	3,434
Other equity investments	1,757	1,866
Trading securities	5,143	4,221
Other invested assets	1,978	1,353

Total investments	51,783	45,977
Cash and cash equivalents	2,716	2,283
Cash and securities segregated, at fair value	476	981
Broker-dealer related receivables	1,899	1,539
Deferred policy acquisition costs	4,271	3,874
Goodwill and other intangible assets, net	3,762	3,703
Amounts due from reinsurers	4,051	3,934
Loans to affiliates	1,087	1,088
Guaranteed minimum income benefit reinsurance asset, at fair value	10,711	6,747
Other assets	4,190	4,418
Separate Accounts’ assets	111,059	108,857

Total Assets	$196,005	$183,401

LIABILITIES
Policyholders’ account balances	$31,848	$30,340
Future policy benefits and other policyholders liabilities	23,484	21,697
Broker-dealer related payables	1,501	538
Customers related payables	1,501	1,698
Amounts due to reinsurers	74	71
Short-term and long-term debt	689	468
Loans from affiliates	-	825
Current and deferred income taxes	4,785	2,813
Other liabilities	2,939	2,653
Separate Accounts’ liabilities	111,059	108,857

Total liabilities	177,880	169,960

Redeemable Noncontrolling Interest	$17	$-

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 16 and 17)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(CONTINUED)

	2014	2013

EQUITY	(In Millions)

AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	5,957	5,934
Retained earnings	8,809	5,205
Accumulated other comprehensive income (loss)	351	(603)

Total AXA Equitable’s equity	15,119	10,538

Noncontrolling interest	2,989	2,903

Total equity	18,108	13,441

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$196,005	$183,401

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,475	$3,546	$3,334
Premiums	514	496	514
Net investment income (loss):
Investment income (loss) from derivative instruments	1,605	(2,866)	(978)
Other investment income (loss)	2,210	2,237	2,316

Total net investment income (loss)	3,815	(629)	1,338

Investment gains (losses), net:
Total other-than-temporary impairment losses	(72)	(81)	(96)
Portion of loss recognized in other comprehensive income (loss)	-	15	2

Net impairment losses recognized	(72)	(66)	(94)
Other investment gains (losses), net	14	(33)	(3)

Total investment gains (losses), net	(58)	(99)	(97)

Commissions, fees and other income	3,930	3,823	3,574
Increase (decrease) in the fair value of the reinsurance contract asset	3,964	(4,297)	497

Total revenues	15,640	2,840	9,160

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,708	1,691	2,989
Interest credited to policyholders’ account balances	1,186	1,373	1,166
Compensation and benefits	1,739	1,743	1,672
Commissions	1,147	1,160	1,248
Distribution related payments	413	423	367
Amortization of deferred sales commissions	42	41	40
Interest expense	53	88	108
Amortization of deferred policy acquisition costs	215	580	576
Capitalization of deferred policy acquisition costs	(628)	(655)	(718)
Rent expense	163	169	201
Amortization of other intangible assets	27	24	24
Other operating costs and expenses	1,460	1,512	1,429

Total benefits and other deductions	9,525	8,149	9,102

Earnings (loss) from operations, before income taxes	$6,115	$(5,309)	$58
Income tax (expense) benefit	(1,695)	2,073	158

Net earnings (loss)	4,420	(3,236)	216
Less: net (earnings) loss attributable to the noncontrolling interest	(387)	(337)	(121)

Net Earnings (Loss) Attributable to AXA Equitable	$4,033	$(3,573)	$95

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$4,420	$ (3,236)	$ 216

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	948	(1,211)	580
Change in defined benefit plans	(23)	299	26

Total other comprehensive income (loss), net of income taxes	925	(912)	606

Comprehensive income (loss)	5,345	(4,148)	822

Less: Comprehensive (income) loss attributable to noncontrolling interest	(358)	(345)	(113)

Comprehensive Income (Loss) Attributable to AXA Equitable	$4,987	$ (4,493)	$709

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,934	5,992	5,743
Deferred tax on dividend of AllianceBernstein Units	(26)	-	-
Changes in capital in excess of par value	49	(58)	249

Capital in excess of par value, end of year	5,957	5,934	5,992

Retained earnings, beginning of year	5,205	9,125	9,392
Net earnings (loss)	4,033	(3,573)	95
Stockholder dividends	(429)	(347)	(362)

Retained earnings, end of year	8,809	5,205	9,125

Accumulated other comprehensive income (loss), beginning of year	(603)	317	(297)
Other comprehensive income (loss)	954	(920)	614

Accumulated other comprehensive income (loss), end of year	351	(603)	317

Total AXA Equitable’s equity, end of year	15,119	10,538	15,436

Noncontrolling interest, beginning of year	2,903	2,494	2,703
Repurchase of AllianceBernstein Holding units	(62)	(76)	(145)
Net earnings (loss) attributable to noncontrolling interest	387	337	121
Dividends paid to noncontrolling interest	(401)	(306)	(219)
Dividend of AllianceBernstein Units by AXA Equitable to AXA Financial	48	113	-
Other comprehensive income (loss) attributableto noncontrolling interest	(29)	8	(8)
Other changes in noncontrolling interest	143	333	42

Noncontrolling interest, end of year	2,989	2,903	2,494

Total Equity, End of Year	$18,108	$13,441	$17,930

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

	(In Millions)

Net earnings (loss)	$4,420	$ (3,236)	$ 216
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,186	1,373	1,166
Universal life and investment-type product policy fee income	(3,475)	(3,546)	(3,334)
Net change in broker-dealer and customer related receivables/payables	(525)	(740)	383
(Income) loss related to derivative instruments	(1,605)	2,866	978
Change in reinsurance recoverable with affiliate	(128)	(176)	(207)
Investment (gains) losses, net	58	99	97
Change in segregated cash and securities, net	505	571	(272)
Change in deferred policy acquisition costs	(413)	(74)	(142)
Change in future policy benefits	1,647	(384)	876
Change in current and deferred income taxes	1,448	(1,754)	(254)
Real estate related write-off charges	25	56	42
Change in accounts payable and accrued expenses	(259)	33	18
Change in the fair value of the reinsurance contract asset	(3,964)	4,297	(497)
Contribution to pension plans	(6)	-	-
Amortization of deferred compensation	171	159	22
Amortization of deferred sales commission	42	41	40
Amortization of reinsurance cost	280	280	47
Other depreciation and amortization	44	122	157
Amortization of other intangibles	27	24	24
Other, net	(95)	150	(145)

Net cash provided by (used in) operating activities	(617)	161	(785)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,975	3,691	3,551
Sales of investments	7,186	3,442	1,951
Purchases of investments	(13,775)	(7,956)	(7,893)
Cash settlements related to derivative instruments	999	(2,500)	(287)
Purchase of business, net of cash acquired	(61)	-	-
Change in short-term investments	(5)	-	34
Decrease in loans to affiliates	-	5	4
Additional loans to affiliates	-	(56)	-
Investment in capitalized software, leasehold improvements and EDP equipment	(83)	(67)	(66)
Other, net	(9)	12	14

Net cash provided by (used in) investing activities	(2,773)	(3,429)	(2,692)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(CONTINUED)

	2014	2013	2012

	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,034	$5,469	$5,437
Withdrawals and transfers to Separate Accounts	(1,075)	(1,188)	(982)
Change in short-term financings	221	(55)	(122)
Change in collateralized pledged liabilities	430	(663)	(288)
Change in collateralized pledged assets	(12)	(18)	(5)
Repayment of Loans from Affiliates	(825)	(500)	-
Capital contribution	-	-	195
Shareholder dividends paid	(382)	(234)	(362)
Repurchase of AllianceBernstein Holding units	(90)	(113)	(238)
Distribution to noncontrolling interest in consolidated subsidiaries	(401)	(306)	(219)
Increase (decrease) in Securities sold under agreement to repurchase	950	-	-
Other, net	(7)	-	(9)

Net cash provided by (used in) financing activities	3,843	2,392	3,407

Effect of exchange rate changes on cash and cash equivalents	(20)	(3)	5
Change in cash and cash equivalents	433	(879)	(65)
Cash and cash equivalents, beginning of year	2,283	3,162	3,227

Cash and Cash Equivalents, End of Year	$2,716	$2,283	$3,162

Supplemental cash flow information:
Interest Paid	$72	$91	$107

Income Taxes (Refunded) Paid	$272	$(214)	$271

Issuance of FHLBNY funding agreements included in policyholder’s account balances	$500	$-	$-

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

Insurance

The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, investment products including mutual funds, asset management and other services, principally to individuals and small and medium size businesses and professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products.

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

At December 31, 2014 and 2013, the Company’s economic interest in AllianceBernstein was 32.2% and 32.7%, respectively. At December 31, 2014 and 2013, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 62.7% and 63.7%. AXA Equitable as the parent of AllianceBernstein Corporation, the general partner (“General Partner”) of the limited partnership, consolidates AllianceBernstein in the Company’s consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of AXA Equitable and its subsidiaries engaged in insurance related businesses (collectively, the “Insurance Group”); other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which AXA Equitable or its subsidiaries has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.

All significant intercompany transactions and balances have been eliminated in consolidation. The years “2014”, “2013” and “2012” refer to the years ended December 31, 2014, 2013 and 2012, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

Accounting and Consolidation of VIE’s

At December 31, 2013, the Insurance Group’s General Account held $3 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised. The investment in this VIE was sold in 2014. At December 31, 2013, as reported in the consolidated balance sheet, this investment included $3 million of other equity investments (principally investment limited partnership interests) and was subject to ongoing review for impairment in value. This VIE did not require consolidation because management determined that the Insurance Group is not the primary beneficiary. The Insurance Group had no further economic interest in this VIE in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

For all new investment products and entities developed by AllianceBernstein (other than Collaterized Debt Obligations (“CDOs”)), AllianceBernstein first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, AllianceBernstein then identifies the primary beneficiary of the VIE. If AllianceBernstein is deemed to be the primary beneficiary of the VIE, then AllianceBernstein and the Company consolidate the entity.

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

At December 31, 2014, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $31 million in client AUM. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities. AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $200,000 in and prospective investment management fees earned from these entities.

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

In July 2012, the FASB issued new guidance on testing indefinite-lived intangible assets for impairment. The guidance was effective for interim and annual indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In February 2015, the FASB issued a new consolidation standard that makes targeted amendments to the VIE assessment, including guidance specific to limited partnerships and similar entities, and ends the deferral granted to investment companies for applying the VIE guidance. The new standard is effective for annual periods, beginning after December 15, 2015, but may be early-adopted in any interim period. Management currently is evaluating the impacts this guidance may have on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued new guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance is effective for interim and annual periods beginning after December 15, 2015. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The new guidance applies to contracts that deliver goods or services to a customer, except when those contracts are for: insurance, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties. The new guidance is effective for interim and annual periods, beginning after December 15, 2016. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

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

Partnerships, investment companies and joint venture interests that the Company has control of and has a majority economic interest in or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated. Those that the Company does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity basis of accounting and are reported either with equity real estate or other equity investments, as appropriate. The Company records its interests in certain of these partnerships on a month or one quarter lag.

Equity securities, which include common stock, and non-redeemable preferred stock classified as AFS securities, are carried at fair value and are included in other equity investments with changes in fair value reported in OCI.

Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with unrealized gains (losses) reported in other investment income (loss) in the statements of Net earnings (loss).

Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2014 and 2013, the carrying value of COLI was $803 million and $770 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options and may be exchange-traded or contracted in the over-the-counter market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “Other invested assets” or as liabilities within “Other liabilities.” The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. The Company uses derivatives to manage asset/liability risk and has designated some of those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in “Investment income (loss) from derivative instruments” without considering changes in the fair value of the economically associated assets or liabilities.

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

Mortgage Loans on Real Estate (“mortgage loans”):

Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.

For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

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

•

Maturity – Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues – Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status – current vs. delinquent – A history of delinquent payments may be a cause for concern.

•	Property condition – Significant deferred maintenance observed during the lenders annual site inspections.

•	Other – Any other factors such as current economic conditions may call into question the performance of the loan.

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

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for mortgage loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on the Company’s assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

Impaired mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2014 and 2013, the carrying values of commercial mortgage loans that had been classified as nonaccrual mortgage loans were $89 million and $93 million, respectively.

Troubled Debt Restructuring

When a loan modification is determined to be a troubled debt restructuring (“TDR”), the impairment of the loan is re-measured by discounting the expected cash flows to be received based on the modified terms using the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the mortgage loans. Additionally, the loan continues to be subject to the credit review process noted above.

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

Recognition of Insurance Income and Related Expenses

Deposits related to UL and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

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

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC. Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® variable annuity products (“Accumulator®”) were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing. In second quarter 2011, the DAC amortization method was changed to one based on estimated assessments for all issue years for the Accumulator® products due to continued volatility of margins and the continued emergence of periods of negative margins.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2014, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.66% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.66% net of product weighted average Separate Account fees) and 0.0% (-2.34% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2014, current projections of future average gross market returns assume a 0.0% annualized return for the next six quarters, which is the minimum limitations grading to a reversion to the mean of 9.0% in fourteen quarters.

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

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2014, the average rate of assumed investment yields, excluding policy loans, was 5.1% grading to 4.5% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

The Company has issued and continues to offer certain variable annuity products with GMDB and Guaranteed income benefit (“GIB”) features. The Company previously issued certain variable annuity products with Guaranteed withdrawal benefit for life (“GWBL”) and other features. The Company also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.

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

Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. AXA Equitable as a member of the Federal Home Loan Bank of New York (“FHLBNY”) has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement ($31 million, as of December 31,

2014). Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1,000 million to $3,000 million. At December 31, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. The funding agreements were used to extend the duration of the assets within the General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Derivative and offsetting assets and liabilities” included in Note 3.

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

At December 31, 2014, participating policies, including those in the Closed Block, represent approximately 5.6% ($19,863 million) of directly written life insurance in-force, net of amounts ceded.

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

The investment results of Separate Accounts, including unrealized gains (losses), on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings (loss). For 2014, 2013 and 2012, investment results of such Separate Accounts were gains (losses) of $5,959 million, $19,022 million and $10,110 million, respectively.

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

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2014 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2014. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies, and relates principally to the acquisition of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein Acquisition”) and the purchase of units of the limited partnership interest in AllianceBernstein (“AllianceBernstein Units”). In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.

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

Under accounting for uncertainty in income taxes guidance, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 % likely of being realized upon settlement.

Out of Period Adjustments

In 2014, the Company recorded several out-of-period adjustments in its financial statements. The Company refined the models used to calculate the fair value of the GMIB reinsurance asset and the GMIB and GMDB liabilities. In addition, the Company recorded an out-of-period adjustment related to an understatement of the dividend of AllianceBernstein Units by AXA Equitable to AXA Financial during the year ended December 31, 2013 and the related deferred tax liability for the excess of the fair value of the AllianceBernstein Unit dividend over the recorded value. The net impact of the out-of-period adjustments to AXA Equitable’s shareholders’ equity and Net earnings was a decrease of $1 million and an increase of $73 million, respectively. Management has evaluated the impact of all out of period corrections both individually and in the aggregate and concluded they are not material to any previously reported quarterly or annual financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)

			(In Millions)

December 31, 2014:
Fixed Maturity Securities:
Corporate	$20,742	$1,549	$71	$22,220	$-
U.S. Treasury, government and agency	6,685	672	26	7,331	-
States and political subdivisions	441	78	-	519	-
Foreign governments	405	48	7	446	-
Commercial mortgage-backed	855	22	142	735	10
Residential mortgage-backed(1)	752	43	-	795	-
Asset-backed(2)	86	14	1	99	3
Redeemable preferred stock	829	70	10	889	-

Total Fixed Maturities	30,795	2,496	257	33,034	13

Equity securities	36	2	-	38	-

Total at December 31, 2014	$30,831	$2,498	$257	$33,072	$13

December 31, 2013:
Fixed Maturity Securities:
Corporate	$21,516	$1,387	$213	$22,690	$-
U.S. Treasury, government and agency	3,584	22	477	3,129	-
States and political subdivisions	444	35	2	477	-
Foreign governments	392	46	5	433	-
Commercial mortgage-backed	971	10	265	716	23
Residential mortgage-backed(1)	914	34	1	947	-
Asset-backed(2)	132	11	3	140	4
Redeemable preferred stock	883	55	51	887	-

Total Fixed Maturities	28,836	1,600	1,017	29,419	27

Equity securities	37	-	3	34	-

Total at December 31, 2013	$28,873	$1,600	$1,020	$29,453	$27

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2014 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2014

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,140	$2,166
Due in years two through five	6,400	6,916
Due in years six through ten	10,434	10,934
Due after ten years	9,299	10,500

Subtotal	28,273	30,516
Commercial mortgage-backed securities	855	735
Residential mortgage-backed securities	752	795
Asset-backed securities	86	99

Total	$29,966	$32,145

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(In Millions)

Proceeds from sales	$716	$3,220	$139

Gross gains on sales	$21	$71	$13

Gross losses on sales	$(9)	$(88)	$(12)

Total OTTI	$(72)	$(81)	$(96)
Non-credit losses recognized in OCI	-	15	2

Credit losses recognized in earnings (loss)	$(72)	$(66)	$(94)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2014	2013

	(In Millions)

Balances at January 1,	$(370)	$(372)
Previously recognized impairments on securities that matured, paid, prepaid or sold	188	67
Recognized impairments on securities impaired to fair value this period(1)	-	-
Impairments recognized this period on securities not previously impaired	(41)	(59)
Additional impairments this period on securities previously impaired	(31)	(6)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-

Balances at December 31,	$(254)	$(370)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2014	2013

	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$10	$(28)
All other	2,229	610
Equity securities	2	(3)

Net Unrealized Gains (Losses)	$2,241	$579

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)

	(In Millions)

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	(1)	-	-	-	(1)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	39	-	-	-	39
Excluded from Net earnings (loss)(1)	-	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC	-	(2)	-	-	(2)
Deferred income taxes	-	-	-	(9)	(9)
Policyholders liabilities	-	-	(10)	-	(10)

Balance, December 31, 2014	$10	$-	$-	$(4)	$6

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(14)	-	-	-	(14)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	13	-	-	-	13
Excluded from Net earnings (loss)(1)	(15)	-	-	-	(15)
Impact of net unrealized investment gains (losses) on:
DAC	-	1	-	-	1
Deferred income taxes	-	-	-	3	3
Policyholders liabilities	-	-	6	-	6

Balance, December 31, 2013	$(28)	$2	$10	$5	$(11)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)

	(In Millions)

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	1,606	-	-	-	1,606
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	18	-	-	-	18
Excluded from Net earnings (loss)(1)	-	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC	-	(15)	-	-	(15)
Deferred income taxes	-	-	-	(520)	(520)
Policyholders liabilities	-	-	(123)	-	(123)

Balance, December 31, 2014	$2,231	$(122)	$(368)	$(610)	$1,131

Balance, January 1, 2013	$2,900	$(179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(2,370)	-	-	-	(2,370)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	62	-	-	-	62
Excluded from Net earnings (loss)(1)	15	-	-	-	15
Impact of net unrealized investment gains (losses) on:
DAC	-	72	-	-	72
Deferred income taxes	-	-	-	651	651
Policyholders liabilities	-	-	358	-	358

Balance, December 31, 2013	$607	$(107)	$(245)	$(90)	$165

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 601 issues at December 31, 2014 and the 747 issues at December 31, 2013 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In Millions)
December 31, 2014:
Fixed Maturity Securities:
Corporate	$1,314	$(29)	$1,048	$(42)	$2,362	$(71)
U.S. Treasury, government and agency	280	(6)	373	(20)	653	(26)
States and political subdivisions	21	-	-	-	21	-
Foreign governments	27	(1)	65	(6)	92	(7)
Commercial mortgage-backed	37	(2)	355	(140)	392	(142)
Residential mortgage-backed	-	-	35	-	35	-
Asset-backed	-	-	20	(1)	20	(1)
Redeemable preferred stock	42	-	169	(10)	211	(10)

Total	$1,721	$(38)	$2,065	$(219)	$3,786	$(257)

December 31, 2013:
Fixed Maturity Securities:
Corporate	$4,381	$(187)	$248	$(26)	$4,629	$(213)
U.S. Treasury, government and agency	2,645	(477)	-	-	2,645	(477)
States and political subdivisions	36	(2)	-	-	36	(2)
Foreign governments	68	(4)	7	(1)	75	(5)
Commercial mortgage-backed	30	(5)	529	(260)	559	(265)
Residential mortgage-backed	260	(1)	1	-	261	(1)
Asset-backed	2	-	28	(3)	30	(3)
Redeemable preferred stock	232	(49)	79	(2)	311	(51)

Total	$7,654	$(725)	$892	$(292)	$8,546	$(1,017)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2014 and 2013 were $146 million and $158 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2014 and 2013, respectively, approximately $1,788 million and $1,913 million, or 5.8% and 6.6%, of the $30,795 million and $28,836 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $85 million and $215 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, respectively, the $219 million and $292 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities. In accordance with the policy described in Note 2, the

Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either December 31, 2014 or 2013. As of December 31, 2014, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2014 and 2013, respectively, the Company owned $8 million and $10 million in RMBS backed by subprime residential mortgage loans, and $7 million and $8 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2014, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $12 million.

At December 31, 2014 and 2013, respectively, the amortized cost of the Company’s trading account securities was $5,160 million and $4,225 million with respective fair values of $5,143 million and $4,221 million. Also at December 31, 2014 and 2013, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $197 million and $192 million and costs of $185 million and $183 million as well as other equity securities with carrying values of $38 million and $34 million and costs of $36 million and $37 million.

In 2014, 2013 and 2012, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $24 million, $48 million and $69 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

The payment terms of mortgage loans may from time to time be restructured or modified. The investment in restructured mortgage loans, based on amortized cost, amounted to $93 million and $135 million at December 31, 2014 and 2013, respectively. Gross interest income on these loans included in net investment income (loss) totaled $1 million, $2 million and $7 million in 2014, 2013 and 2012, respectively. Gross interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $4 million, $7 million and $8 million in 2014, 2013 and 2012, respectively.

Troubled Debt Restructurings

In 2011, the mortgage loan shown in the table below was modified to interest only payments. Since 2011, this loan has been modified two additional times to extend interest only payments through maturity. The maturity date was also extended from November 5, 2014 to December 5, 2015. Since the fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications

December 31, 2014

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification

		(Dollars In Millions)

Commercial mortgage loans	1	84	93

There were no default payments on the above loan during 2014. There were no agricultural troubled debt restructuring mortgage loans in 2014.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for 2014, 2013 and 2012 are as follows:

	Commercial Mortgage Loans
	2014	2013	2012

Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$42	$34	$32
Charge-offs	(14)	-	-
Recoveries	-	(2)	(24)
Provision	9	10	26

Ending Balance, December 31,	$37	$42	$34

Ending Balance, December 31,:
Individually Evaluated for Impairment	$37	$42	$34

There were no allowances for credit losses for agricultural mortgage loans in 2014, 2013 and 2012.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2014 and 2013, respectively.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2014

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$335	$-	$-	$59	$34	$-	$428
50% - 70%	963	440	872	839	54	-	3,168
70% - 90%	211	-	61	265	79	-	616
90% plus	156	-	-	-	-	47	203

Total Commercial Mortgage Loans	$1,665	$440	$933	$1,163	$167	$47	$4,415

Agricultural Mortgage Loans(1)
0% - 50%	$184	$100	$232	$408	$206	$50	$1,180
50% - 70%	143	87	201	223	204	47	905
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	-	-	-

Total Agricultural Mortgage Loans	$327	$187	$433	$631	$410	$97	$2,085

Total Mortgage Loans(1)
0% - 50%	$519	$100	$232	$467	$240	$50	$1,608
50% - 70%	1,106	527	1,073	1,062	258	47	4,073
70% - 90%	211	-	61	265	79	-	616
90% plus	156	-	-	-	-	47	203

Total Mortgage Loans	$1,992	$627	$1,366	$1,794	$577	$144	$6,500

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2013

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$-	$-	$-	$36	$-	$321
50% - 70%	360	573	671	533	135	-	2,272
70% - 90%	116	-	313	240	105	219	993
90% plus	135	-	-	60	27	48	270

Total Commercial Mortgage Loans	$896	$573	$984	$833	$303	$267	$3,856

Agricultural Mortgage Loans(1)
0% - 50%	$185	$82	$214	$410	$208	$49	$1,148
50% - 70%	127	50	193	164	149	39	722
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	-	-	-

Total Agricultural Mortgage Loans	$312	$132	$407	$574	$357	$88	$1,870

Total Mortgage Loans(1)
0% - 50%	$470	$82	$214	$410	$244	$49	$1,469
50% - 70%	487	623	864	697	284	39	2,994
70% - 90%	116	-	313	240	105	219	993
90% plus	135	-	-	60	27	48	270

Total Mortgage Loans	$1,208	$705	$1,391	$1,407	$660	$355	$5,726

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2014 and 2013, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

	(In Millions)

December 31, 2014
Commercial	$-	$-	$-	$-	$4,415	$4,415	$-
Agricultural	1	7	3	11	2,074	2,085	3

Total Mortgage Loans	$1	$7	$3	$11	$6,489	$6,500	$3

December 31, 2013
Commercial	$-	$-	$-	$-	$3,856	$3,856	$-
Agricultural	5	4	14	23	1,847	1,870	14

Total Mortgage Loans	$5	$4	$14	$23	$5,703	$5,726	$14

The following table provides information relating to impaired mortgage loans at December 31, 2014 and 2013, respectively.

		Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized

	(In Millions)
December 31, 2014:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	-	-

Total	$-	$-	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$148	$2
Agricultural mortgage loans	-	-	-	-	-

Total	$156	$156	$(37)	$148	$2

December 31, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	1	-

Total	$-	$-	$-	$1	$-

With related allowance recorded:
Commercial mortgage loans - other	$135	$135	$(42)	$139	$2
Agricultural mortgage loans	-	-	-	-	-

Total	$135	$135	$(42)	$139	$2

(1)	Represents a five-quarter average of recorded amortized cost.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through investments in real estate joint ventures.

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,490 million and $1,596 million, respectively, at December 31, 2014 and 2013. Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $1 million and $6 million, respectively, at December 31, 2014 and 2013. The Company’s total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $206 million, $206 million and $170 million, respectively, for 2014, 2013 and 2012.

Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.

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

For GMDB, GMIB, GIB and GWBL and other features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and other features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

The Company has in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

Derivatives utilized to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options

The Company hedges crediting rates in the Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.

In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company currently uses interest rate swaptions to reduce the risk associated with minimum guarantees on these interest-sensitive contracts.

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

Periodically, the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) as General Account investments, and simultaneously enters into asset swap contracts (“ASW”), to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These ASWs, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

In third quarter of 2014, the Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade credit default swap index (“CDX index”). Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss) from derivative instruments.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2014

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)

	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,933	$1	$2	$(522)
Swaps	1,169	22	15	(88)
Options	6,896	1,215	742	196

Interest rate contracts:(1)
Floors	2,100	120	-	9
Swaps	11,608	605	15	1,507
Futures	10,647	-	-	459
Swaptions	4,800	72	-	37

Credit contracts:(1)
Credit default swaps	1,942	9	27	4

Other freestanding contracts:(1)
Foreign currency Contracts	149	2	-	3

Net investment income (loss)				1,605

Embedded derivatives:
GMIB reinsurance contracts	-	10,711	-	3,964

GIB and GWBL and other features(2)	-	-	128	(128)
SCS, SIO, MSO and IUL indexed features(3)	-	-	380	(199)

Balances, December 31, 2014	$45,244	$12,757	$1,309	$5,242

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

At or For the Year Ended December 31, 2013

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)

	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,935	$-	$3	$(1,434)
Swaps	1,293	-	51	(316)
Options	7,506	1,056	593	366

Interest rate contracts:(1)
Floors	2,400	193	-	(5)
Swaps	9,823	216	212	(1,010)
Futures	10,763	-	-	(314)
Swaptions	-	-	-	(154)

Credit contracts:(1)
Credit default swaps	342	10	1	4
Other freestanding contracts:(1)
Foreign currency contracts	112	1	1	(3)

Net investment income (loss)				(2,866)

Embedded derivatives:
GMIB reinsurance contracts	-	6,746	-	(4,297)

GIB and GWBL and other features (2)	-	-	-	265
SCS, SIO, MSO and IUL indexed features(3)	-	-	346	(429)

Balances, December 31, 2013	$37,174	$8,222	$1,207	$(7,327)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Equity-Based and Treasury Futures Contracts

All outstanding equity-based and treasury futures contracts at December 31, 2014 are exchange-traded and net settled daily in cash. At December 31, 2014, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $229 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, and on Eurodollars futures, having initial margin requirements of $29 million and (iii) the Euro Stoxx, FTSE 100, Topix and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $32 million.

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

At December 31, 2014 and 2013, respectively, the Company held $1,225 million and $607 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2014 and 2013, respectively, were $28 million and $42 million, for which the Company posted collateral of $36 million and $35 million at December 31, 2014 and 2013, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

Securities Repurchase and Reverse Repurchase Transactions

Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements and are reported in the consolidated balance sheets on a gross basis as Broker-dealer related payables or receivables. The Company obtains or posts collateral generally in the form of cash, U.S. Treasury, or U.S. government and government agency securities in an amount equal to 102%-105% of the fair value of the securities to be repurchased or resold and monitors their market values on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At December 31, 2014, the balance outstanding under securities repurchase and reverse repurchase transaction was $950 million. The Company utilized the funds received from these repurchase agreements to extend the duration of the assets within General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Policyholders’ Account Balances and Future Policy Benefits” included in Note 2.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2014

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets

	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,236	$753	$483
Interest rate contracts	755	12	743
Credit contracts	7	27	(20)

Total Derivatives, subject to an ISDA Master Agreement	1,998	792	1,206
Total Derivatives, not subject to an ISDA Master Agreement	40	-	40

Total Derivatives	2,038	792	1,246
Other financial instruments	732	-	732

Other invested assets	$2,770	$792	$1,978

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$753	$753	$-
Interest rate contracts	12	12	-
Credit contracts	27	27	-

Total Derivatives, subject to an ISDA Master Agreement	792	792	-
Total Derivatives, not subject to an ISDA Master Agreement	-	-	-

Total Derivatives	792	792	-
Other financial liabilities	2,939	-	2,939

Other liabilities	$3,731	$792	$2,939

Repurchase agreements	950	-	950
Other broker-dealer related payables	551	-	551

Broker-dealer related payables	$1,501	$-	$1,501

(1)	Excludes Investment Management segment’s $8 million net derivative assets and $158 million of securities borrowed.
(2)	Excludes Investment Management segment’s $9 million net derivative liability and $34 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2014.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2014

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts

	(In Millions)

ASSETS
Counterparty A	$62	$-	$(62)	$-
Counterparty B	102	-	(95)	7
Counterparty C	111	-	(110)	1
Counterparty D	228	-	(224)	4
Counterparty E	60	-	(59)	1
Counterparty F	63	-	(60)	3
Counterparty G	145	(145)	-	-
Counterparty H	31	(31)	-	-
Counterparty I	136	-	(134)	2
Counterparty J	28	-	(22)	6
Counterparty K	44	-	(44)	-
Counterparty L	113	(113)	-	-
Counterparty M	76	-	(68)	8
Counterparty N	40	-	-	40
Counterparty Q	4	-	(4)	-
Counterparty T	3	-	(3)	-

Total Derivatives	$1,246	$(289)	$(885)	$72
Other financial instruments	732	-	-	732

Other invested assets	$1,978	$(289)	$(885)	$804

LIABILITIES
Counterparty D	$450	$(450)	$-	$-
Counterparty C	500	(500)	-	-
Other Broker-dealer related payables	551	-	-	551

Broker-dealer related payables	$1,501	$(950)	$-	$551

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

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2013

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts

	(In Millions)

Counterparty A	$46	$-	$(46)	$-
Counterparty B	17	-	(17)	-
Counterparty C	28	-	(28)	-
Counterparty D	175	-	(175)	-
Counterparty E	47	-	(47)	-
Counterparty F	(28)	-	28	-
Counterparty G	134	(134)	-	-
Counterparty H	4	-	(4)	-
Counterparty I	(2)	-	2	-
Counterparty J	(12)	-	12	-
Counterparty K	41	-	(38)	3
Counterparty L	72	-	(69)	3
Counterparty M	30	-	(30)	-
Counterparty N	64	-	-	64
Counterparty Q	4	-	(4)	-

Total Derivatives	$620	$(134)	$(416)	$70
Other financial instruments	733	-	-	733

Other invested assets	$1,353	$(134)	$(416)	$803

Net Investment Income (Loss)

The following table breaks out Net investment income (loss) by asset category:

	2014	2013	2012

	(In Millions)

Fixed maturities	$1,431	$1,462	$1,529
Mortgage loans on real estate	306	284	264
Equity real estate	1	1	14
Other equity investments	202	234	189
Policy loans	216	219	226
Short-term investments	1	1	15
Derivative investments	1,605	(2,866)	(978)
Broker-dealer related receivables	15	14	14
Trading securities	61	48	85
Other investment income	32	34	33

Gross investment income (loss)	3,870	(569)	1,391

Investment expenses	(53)	(57)	(50)
Interest expense	(2)	(3)	(3)

Net Investment Income (Loss)	$3,815	$(629)	$1,338

For 2014, 2013 and 2012, respectively, Net investment income (loss) from derivatives included $899 million, $(2,829) million and $(232) million of realized gains (losses) on contracts closed during those periods and $706 million, $(37) million and $(746) million of unrealized gains (losses) on derivative positions at each respective year end.

Investment Gains (Losses), Net

Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	2014	2013	2012

	(In Millions)

Fixed maturities	$(54)	$(75)	$(89)
Mortgage loans on real estate	(3)	(7)	(7)
Other equity investments	(2)	(17)	(13)
Other	1	-	12

Investment Gains (Losses), Net	$(58)	$(99)	$(97)

For 2014, 2013 and 2012, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $5 million, $8 million and $6 million.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill related to AllianceBernstein totaled $3,562 million and $3,504 million at December 31, 2014 and 2013, respectively. The Company annually tests this goodwill for recoverability at December 31, first by comparing the fair value of its investment in AllianceBernstein, the reporting unit, to its carrying value and further by measuring the amount of impairment loss only if the result indicates a potential impairment. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AllianceBernstein as compared to its carrying value and thereby require re-performance of its annual impairment testing.

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its investment in AllianceBernstein for purpose of goodwill impairment testing. The cash flows used in this technique are sourced from AllianceBernstein’s current business plan and projected thereafter over the estimated life of the goodwill asset by applying an annual growth rate assumption. The present value amount that results from discounting these expected cash flows is then adjusted to reflect the noncontrolling interest in AllianceBernstein as well as taxes incurred at the Company level in order to determine the fair value of its investment in AllianceBernstein. At December 31, 2014 and 2013, the Company determined that goodwill was not impaired as the fair value of its investment in AllianceBernstein exceeded its carrying value at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill recoverability during the periods then ended.

The gross carrying amount of AllianceBernstein related intangible assets was $610 million and $583 million at December 31, 2014 and 2013, respectively and the accumulated amortization of these intangible assets was $411 million and $384 million at December 31, 2014 and 2013, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $27 million, $24 million and $24 million for 2014, 2013 and 2012, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $28 million.

At December 31, 2014 and 2013, respectively, net deferred sales commissions totaled $118 million and $71 million and are included within the Investment Management segment’s Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2014 net asset balance for each of the next five years is $43 million, $35 million, $27 million, $13 million and $0 million. AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2014, AllianceBernstein determined that the deferred sales commission asset was not impaired.

On June 20, 2014, AllianceBernstein acquired an approximate 82% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3,000 million in global core equity assets for institutional investors, for a cash payment of $64 million and a contingent consideration payable of $9 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58 million of goodwill. AllianceBernstein recorded $24 million of definite-lived intangible assets relating to separately-managed account relationships and $4 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. AllianceBernstein also recorded redeemable non-controlling interest of $17 million relating to the fair value of the portion of CPH AllianceBernstein does not own.

On December 12, 2013, AllianceBernstein acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that, as of December 31, 2013, managed approximately $2,000 million in U.S., Global and EAFE concentrated growth equity strategies for clients, primarily in the U.S. and Europe. On the acquisition date, AllianceBernstein made a cash payment of $12 per share for the approximate 4.9 million WPS shares outstanding and issued to WPS shareholders transferable Contingent Value Rights (“CVRs”) entitling the holders to an additional $4 per share if the assets under management in the acquired WPS investment services reach $5,000 million on or before the third anniversary of the acquisition date. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $32 million of goodwill. AllianceBernstein also recorded $8 million of indefinite-lived intangible assets relating to the acquired fund’s investment contracts and $14 million of definite-lived intangible assets relating to separately managed account relationships. As of the acquisition date, AllianceBernstein recorded a contingent consideration payable of $17 million in regard to the CVRs.

Capitalized Software

Capitalized software, net of accumulated amortization, amounted to $163 million and $163 million at December 31, 2014 and 2013, respectively. Amortization of capitalized software in 2014, 2013 and 2012 were $50 million, $119 million (including $45 million of accelerated amortization) and $77 million, respectively.

5)	CLOSED BLOCK

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2014	2013

	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,537	$7,716
Policyholder dividend obligation	201	128
Other liabilities	117	144

Total Closed Block liabilities	7,855	7,988

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,829 and $4,987)	5,143	5,232
Mortgage loans on real estate	1,407	1,343
Policy loans	912	949
Cash and other invested assets	14	48
Other assets	176	186

Total assets designated to the Closed Block	7,652	7,758

Excess of Closed Block liabilities over assets designated to the Closed Block	203	230

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(43) and $(45) and policyholder dividend obligation of $(201) and $(128)	80	83

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$283	$313

AXA Equitable’s Closed Block revenues and expenses follow:

	2014	2013	2012

	(In Millions)

REVENUES:
Premiums and other income	$273	$286	$316
Investment income (loss)	378	402	420
Net investment gains (losses)	(4)	(11)	(9)

Total revenues	647	677	727

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	597	637	724
Other operating costs and expenses	4	1	-

Total benefits and other deductions	601	638	724

Net revenues, before income taxes	46	39	3
Income tax (expense) benefit	(16)	(14)	(1)

Net Revenues (Losses)	$30	$25	$2

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2014	2013

	(In Millions)

Balances, beginning of year	$128	$373
Unrealized investment gains (losses)	73	(245)

Balances, End of year	$201	$128

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2014	2013

	(In Millions)

Balance, beginning of year	$518	$621
Contractholder bonus interest credits deferred	15	18
Amortization charged to income	(150)	(121)

Balance, End of Year	$383	$518

7)	FAIR VALUE DISCLOSURES

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At December 31, 2014 and 2013, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at December 31, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$21,840	$380	$22,220
U.S. Treasury, government and agency	-	7,331	-	7,331
States and political subdivisions	-	472	47	519
Foreign governments	-	446	-	446
Commercial mortgage-backed	-	20	715	735
Residential mortgage-backed(1)	-	793	2	795
Asset-backed(2)	-	46	53	99
Redeemable preferred stock	254	635	-	889

Subtotal	254	31,583	1,197	33,034

Other equity investments	217	-	61	278
Trading securities	710	4,433	-	5,143
Other invested assets:
Short-term investments	-	103	-	103
Swaps	-	597	-	597
Credit Default Swaps	-	(18)	-	(18)
Futures	(2)	-	-	(2)
Options	-	473	-	473
Floors	-	120	-	120
Currency Contracts	-	1	-	1
Swaptions	-	72	-	72

Subtotal	(2)	1,348	-	1,346

Cash equivalents	2,725	-	-	2,725
Segregated securities	-	476	-	476
GMIB reinsurance contracts	-	-	10,711	10,711
Separate Accounts’ assets	107,539	3,072	260	110,871

Total Assets	$111,443	$40,912	$12,229	$164,584

Liabilities
GWBL and other features’ liability	$-	$-	$128	$128
SCS, SIO, MSO and IUL indexed features’ liability	-	380	-	380

Total Liabilities	$-	$380	$128	$508

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total
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

At December 31, 2014 and 2013, respectively, the fair value of public fixed maturities is approximately $24,779 million and $21,671 million or approximately 16.2% and 15.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At December 31, 2014 and 2013, respectively, the fair value of private fixed maturities is approximately $8,255 million and $7,748 million or approximately 5.4% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at December 31, 2014 and 2013, respectively, the net fair value of freestanding derivative positions is approximately $1,243 million and $617 million or approximately 92.3% and 86.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the Over-The-Counter (“OTC”) derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.1 million and $0.4 million at December 31, 2014 and 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at December 31, 2014.

At December 31, 2014 and 2013, respectively, investments classified as Level 1 comprise approximately 72.7% and 74.5% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2014 and 2013, respectively, investments classified as Level 2 comprise approximately 26.4% and 24.5% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2014 and 2013, respectively, approximately $821 million and $970 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

The Company’s SCS and EQUI-VEST variable annuity products, the IUL product, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, or 5 year terms, provide for participation in the performance of specified indices, ETFs or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETFs or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.

At December 31, 2014 and 2013, respectively, investments classified as Level 3 comprise approximately 1.0% and 1.0% of assets measured at fair value on a recurring basis and primarily include commercial mortgage-backed securities (“CMBS”) and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2014 and 2013, respectively, were approximately $135 million and $150 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $770 million and $787 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2014 and 2013, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $147 million and $133 million at December 31, 2014 and 2013, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at December 31, 2014. Equity and fixed income volatilities were modeled to reflect the current market volatility.

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

In 2014, AFS fixed maturities with fair values of $82 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $15 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at December 31, 2014.

In 2013, AFS fixed maturities with fair values of $37 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $20 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at December 31, 2013. One of the Company’s private securities went public and as a result, $20 million was transferred from a Level 3 classification to a Level 1 classification. In 2013, $9 million was transferred from a Level 3 classification to a Level 2 classification due to merger of one of the private securities with a public company that had a trading restriction period at December 31, 2013.

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2014 and 2013, respectively.

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed

	(In Millions)

Balance, January 1, 2014	$291	$46	$-	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	2	-	-
Investment gains (losses), net	3	-	-	(89)	-	-

Subtotal	5	-	-	(87)	-	-

Other comprehensive income (loss)	6	2	-	135	-	7
Purchases	162	-	-	-	-	-
Sales	(30)	(1)	-	(20)	(2)	(37)
Transfers into Level 3(1)	15	-	-	-	-	-
Transfers out of Level 3(1)	(69)	-	-	(13)	-	-

Balance, December 31, 2014	$380	$47	$-	$715	$2	$53

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	-	-	-
Investment gains (losses), net	5	-	-	(68)	-	-

Subtotal	$7	$-	$-	$(68)	$-	$-

Other comprehensive income (loss)	(1)	(3)	(2)	13	(1)	3
Purchases	70	-	-	31	-	-
Sales	(150)	(1)	(17)	(160)	(4)	(22)
Transfers into Level 3(1)	20	-	-	-	-	-
Transfers out of Level 3(1)	(10)	-	-	(16)	-	(11)

Balance, December 31, 2013	$291	$46	$-	$700	$4	$83

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed

	(In Millions)

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	2	-	-
Investment gains (losses), net	4	-	-	(105)	-	-

Subtotal	6	-	-	(103)	-	-

Other comprehensive income (loss)	15	(1)	-	128	-	4
Purchases	-	-	-	-	-	-
Sales	(47)	(2)	-	(27)	(5)	(25)
Transfers into Level 3(1)	17	-	-	-	-	-
Transfers out of Level 3(1)	(68)	-	(3)	-	-	(38)

Balance, December 31, 2012	$355	$50	$19	$900	$9	$113

	Redeem- able Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)
Balance, January 1, 2014	$15	$52	$6,747	$237	$-
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	3	-	-	-
Investment gains (losses), net	-	1	-	15	-
Increase (decrease) in the fair value of reinsurance contracts	-	-	3,774	-	-
Policyholders’ benefits	-	-	-	-	(8)

Subtotal	-	4	3,744	15	(8)

Other comprehensive income (loss)	-	-	-	-	-
Purchases	-	8	225	16	136
Sales	(15)	(1)	(35)	(3)	-
Settlements	-	-	-	(5)	-
Transfers into Level 3(1)	-	-	-	-	-
Transfers out of Level 3(1)	-	(2)	-	-	-

Balance, December 31, 2014	$-	$61	$10,711	$260	$128

Balance, January 1, 2013	$15	$77	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	10	-	-	-
Investment gains (losses), net	-	(7)	-	10	-
Increase (decrease) in the fair value of reinsurance contracts	-	-	(4,496)	-	-
Policyholders’ benefits	-	-	-	-	(351)

Subtotal	$-	$3	$(4,496)	$10	$(351)

Other comprehensive income (loss)	-	-	-	(1)	-
Purchases	-	4	237	6	86
Sales	-	(3)	(38)	(3)	-
Settlements	-	-	-	(2)	-
Transfers into Level 3(1)	-	-	-	3	-
Transfers out of Level 3(1)	-	(29)	-	-	-

Balance, December 31, 2013	$15	$52	$6,747	$237	$-

	Redeem- able Preferred Stock	Other Equity Investments(2)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability

	(In Millions)

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Investment gains (losses), net	-	-	-	-	8	-
Increase (decrease) in the fair value of reinsurance contracts	-	-	-	315	-	-
Policyholders’ benefits	-	-	-	-	-	(77)

Subtotal	-	-	-	315	8	(77)

Other comprehensive income (loss)	1	-	2	-	-	-
Purchases	-	-	-	182	6	51
Sales	-	-	-	-	(2)	-
Settlements	-	-	-	-	(3)	-

Balance, December 31, 2012	$15	$77	$-	$11,044	$224	$265

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
(2)	Includes Trading securities’ Level 3 amount.

The table below details changes in unrealized gains (losses) for 2014 and 2013 by category for Level 3 assets and liabilities still held at December 31, 2014 and 2013, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits

	(In Millions)
Level 3 Instruments
Full Year 2014
Still Held at December 31, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$6	$-
State and political subdivisions	-	-	-	2	-
Commercial mortgage-backed	-	-	-	112	-
Asset-backed	-	-	-	7	-
Other fixed maturities, available-for-sale	-	-	-	-	-

Subtotal	$-	$-	$-	$127	$-

GMIB reinsurance contracts	-	-	3,964	-	-
Separate Accounts’ assets	-	15	-	-	-
GWBL and other features’ liability	-	-	-	-	128

Total	$-	$15	$3,964	$127	$128

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

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2014 and 2013, respectively.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range

Assets:	(In Millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$75	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 590 bps
	132	Market comparable companies	Discount rate	11.2% - 15.2%

Asset-backed	5	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	20	Market comparable companies	Revenue multiple Discount rate Discount years	2.0x - 3.5x 18.0% 2

Separate Accounts’ assets	234	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	5.2% 6.2% 7.1%
	7	Discounted cash flow	Spread over U.S. Treasury curve Gross domestic product rate Discount factor	238 bps - 395 bps 0.0% - 2.4% 1.3% - 5.4%

GMIB reinsurance contracts	10,711	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	1.0% - 8.0% 0.2% - 8.0% 0.0% - 15.0% 5 bps - 16 bps 9.0% - 34.0%

Liabilities:
GMWB/GWBL(1)	107	Discounted cash flow	Lapse Rates Withdrawal rates Volatility rates—Equity	1.0% - 8.0% 0.0% - 7.0% 9.0% - 34.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range

Assets:	(In Millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$54	Matrix pricing model	Spread over the industry-specific
			benchmark yield curve	125 bps - 550 bps

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	7	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	52	Market comparable	Revenue multiple	1.2x - 4.9x
		companies	R&D multiple	1.1x - 17.1x
			Discount rate	18.0%
			Discount years	1
			Discount for lack of marketability and risk factors	50.0% - 60.0%

Separate Accounts’ assets	215	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.4%
			Discount rate	7.4%
	11	Discounted cash flow	Spread over U.S. Treasury curve	256 bps - 434 bps
			Gross domestic product rate	0.0% - 2.3%
			Discount factor	3.3% - 6.8%

GMIB reinsurance contracts	6,747	Discounted cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	7 bps - 21 bps
			Volatility rates - Equity	20.0% - 33.0%

Liabilities:
GMWB/GWBL (1)	61	Discounted cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	20.0% - 33.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the tables above at December 31, 2014 and 2013, respectively, are approximately $1,045 million and $1,088 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 68.8% and 76.2% of total assets classified as Level 3 and represent only 0.7% and 0.8% of total assets measured at fair value on a recurring basis at December 31, 2014 and 2013 respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at December 31, 2014 and 2013, respectively, are approximately $207 million and $54 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 54.5% and 18.6% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2014 and 2013, are approximately 0.0% and 25.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2014 and 2013, are approximately 9.4% and 8.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at December 31, 2014 and 2013, respectively, are approximately $31 million and $30 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of December 31, 2014 and 2013, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $3 million and $10 million, respectively.

Separate Accounts’ assets classified as Level 3 in the table at December 31, 2014 and 2013, primarily consist of a private real estate fund with a fair value of approximately $234 million and $215 million, a private equity investment with a fair value of approximately $2 million and $4 million and mortgage loans with fair value of approximately $5 million and $7 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are the gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $11 million and $8 million at December 31, 2014 and $3 million and $7 million at December 31, 2013, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at December 31, 2014 and 2013 for financial instruments not otherwise disclosed in Notes 3 and 12 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total

	(In Millions)

December 31, 2014:
Mortgage loans on real estate	$6,463	$-	$-	$6,617	$6,617
Loans to affiliates	1,087	-	810	393	1,203
Policyholders liabilities: Investment contracts	2,799	-	-	2,941	2,941
Policy loans	3,408	-	-	4,406	4,406
Short-term debt	200	-	212	-	212
December 31, 2013:
Mortgage loans on real estate	$5,684	$-	$-	$5,716	$5,716
Loans to affiliates	1,088	-	800	398	1,198
Policyholders liabilities: Investment contracts	2,435	-	-	2,523	2,523
Policy loans	3,434	-	-	4,316	4,316
Long-term debt	200	-	225	-	225
Loans from affiliates	825	-	969	-	969

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

The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total

	(In Millions)

Balance at January 1, 2012	$1,593	4,130	$5,723
Paid guarantee benefits	(288)	(77)	(365)
Other changes in reserve	467	508	975

Balance at December 31, 2012	1,772	4,561	6,333
Paid guarantee benefits	(237)	(325)	(562)
Other changes in reserve	91	(33)	58

Balance at December 31, 2013	1,626	4,203	5,829
Paid guarantee benefits	(231)	(220)	(451)
Other changes in reserve	334	1,661	1,995

Balance at December 31, 2014	$1,729	$5,644	$7,373

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2012	$716
Paid guarantee benefits	(127)
Other changes in reserve	255

Balance at December 31, 2012	844
Paid guarantee benefits	(109)
Other changes in reserve	56

Balance at December 31, 2013	791
Paid guarantee benefits	(114)
Other changes in reserve	155

Balance at December 31, 2014	$832

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2014 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total

	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,033	$198	$85	$356	$13,672
Separate Accounts	$38,629	$8,632	$3,905	$36,882	$88,048
Net amount at risk, gross	$240	$136	$2,176	$12,224	$14,776
Net amount at risk, net of amounts reinsured	$240	$90	$1,454	$4,758	$6,542
Average attained age of contractholders	51.0	65.0	71.0	65.9	54.8
Percentage of contractholders over age 70	8.7%	34.0%	55.7%	36.1%	16.1%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$406	$365	$771
Separate Accounts	N/A	N/A	$12,271	$45,813	$58,084
Net amount at risk, gross	N/A	N/A	$1,126	$4,246	$5,372
Net amount at risk, net of amounts reinsured	N/A	N/A	$342	$1,045	$1,387
Weighted average years remaining until annuitization	N/A	N/A	1.0	2.7	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The liability for SCS, SIO, MSO and IUL indexed features and the GIB and GWBL and other features, not included above, was $508 million and $346 million at December 31, 2014 and 2013, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Due to the differences in accounting recognition between the fair value of the reinsurance contract asset, the gross reserves and DAC, the net impact of the buyback was a $29 million and $20 million decrease to Net earnings in 2014 and 2013 respectively. For additional information, see “Accounting for Variable Annuities with GMDB and GMIB Features” in Note 2.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2014	2013
	(In Millions)

GMDB:
Equity	$67,108	$64,035
Fixed income	3,031	3,330
Balanced	17,505	19,237
Other	404	496

Total	$88,048	$87,098

GMIB:
Equity	$43,850	$41,603
Fixed income	1,988	2,208
Balanced	12,060	13,401
Other	186	246

Total	$58,084	$57,458

C)   Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At December 31, 2014, the total account value and net amount at risk of the hedged variable annuity contracts were $51,411 million and $5,408 million, respectively, with the GMDB feature and $35,717 million and $1,188 million, respectively, with the GMIB and GIB feature.

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

	Direct Liability	Reinsurance Ceded	Net

	(In Millions)

Balance at January 1, 2012	$470	(262)	$208
Other changes in reserves	86	(48)	38

Balance at December 31, 2012	556	(310)	246
Other changes in reserves	273	(131)	142

Balance at December 31, 2013	829	(441)	388
Other changes in reserves	135	(114)	21

Balance at December 31, 2014	$964	$(555)	$409

9)	REINSURANCE AGREEMENTS

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

At December 31, 2014, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 4.9% and 50.7%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 22.2% and 51.9%, respectively, of its current liability exposure resulting from the GMIB feature. See Note 8.

Based on management’s estimates of future contract cash flows and experience, the fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2014 and 2013 were $10,711 million and $6,747 million, respectively. The increases (decreases) in fair value were $3,964 million, $(4,297) million and $497 million for 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,367 million and $2,379 million, of which $2,069 million and $2,073 million related to three specific reinsurers, which were Zurich Insurance Company Ltd. (AA - rating), Paul Revere Life Insurance Company (A rating) and Connecticut General Life Insurance Company (A+ rating). At December 31, 2014 and 2013, affiliated reinsurance recoverables related to insurance contracts amounted to $1,684 million and $1,555 million, respectively. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

Reinsurance payables related to insurance contracts totaling $72 million and $70 million are included in other liabilities in the consolidated balance sheets at December 31, 2014 and 2013, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $110 million and $143 million at December 31, 2014 and 2013, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. Reinsurance assumed reserves at December 31, 2014 and 2013 were $757 million and $709 million, respectively.

The following table summarizes the effect of reinsurance:

	2014	2013	2012

		(In Millions)

Direct premiums	$844	$848	$873
Reinsurance assumed	211	213	219
Reinsurance ceded	(541)	(565)	(578)

Premiums	$514	$496	$514

Universal Life and Investment-type Product Policy Fee Income Ceded	$270	$247	$234

Policyholders’ Benefits Ceded	$726	$703	$667

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $78 million and $79 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, respectively, $1,714 million and $1,687 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group, rated AA-. Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2014	2013	2012
	(In Millions)

Incurred benefits related to current year	$14	$15	$16
Incurred benefits related to prior years	16	10	14

Total Incurred Benefits	$30	$25	$30

Benefits paid related to current year	$20	$19	$21
Benefits paid related to prior years	11	13	16

Total Benefits Paid	$31	$32	$37

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2014	2013
	(In Millions)

Short-term debt:
AllianceBernstein:
Commercial paper (with interest rates of 0.3% and 0.3%)	$489	$268

AXA Equitable:
Surplus Notes, 7.7%, due 2015	200	-

Total short-term debt	689	268

Long-term debt:
AXA Equitable:
Surplus Notes, 7.7%, due 2015	-	200

Total long-term debt	-	200

Total short-term and long-term debt	689	468

Short-term Debt

AllianceBernstein has a $1,000 million committed, unsecured senior revolving credit facility (“AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1,000 million commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and management may draw on the AB Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2014, AllianceBernstein and SCB LLC were in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of December 31, 2014 and 2013, AllianceBernstein and SCB LLC had no amounts outstanding under the AB Credit Facility. During 2014 and 2013, AllianceBernstein and SCB LLC did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of approximately $200 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of December 31, 2014 and 2013, SCB LLC had no bank loans outstanding.

Long-term Debt

At December 31, 2014, the Company did not have any long-term debt outstanding.

11)	RELATED PARTY TRANSACTIONS

Loans to Affiliates

In September 2007, AXA issued a $650 million 5.4% Senior Unsecured Note to AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

In June 2009, AXA Equitable sold real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. In November 2014, this loan was refinanced and a new $382 million, seven year term loan with an interest rate of 4.0% was issued.

In third quarter 2013, AXA Equitable purchased, at fair value, AXA Arizona’s $50 million note receivable from AXA for $56 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

Loans from Affiliates

In 2005, AXA Equitable issued a surplus note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and was scheduled to mature on December 1, 2035. In December 2014, AXA Equitable repaid this note at par value plus interest accrued of $1 million to AXA Financial.

In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note pays interest semi-annually and was scheduled to mature on December 1, 2018. In June 2014, AXA Equitable repaid this note at par value plus interest accrued of $3 million to AXA Financial.

Other Transactions

In third quarter 2013, AXA Equitable purchased, at fair value, MONY Life Insurance Company’s (“MONY Life”), equity interest in limited partnerships for $53 million and MONY Life’s CMBS portfolio for $31 million. MONY Life was a subsidiary of AXA Financial through October 1, 2013.

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

In August 2012, the Company purchased agricultural mortgage loans from MONY Life and MONY Life Insurance Company of America (“MLOA”), a subsidiary of AXA Financial, for a purchase price of $109 million.

The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $29 million, $40 million and $37 million, respectively, for 2014, 2013 and 2012.

In 2014, 2013 and 2012, respectively, the Company paid AXA Distribution and its subsidiaries $616 million, $621 million and $684 million of commissions and fees for sales of insurance products. The Company charged AXA Distribution’s subsidiaries $325 million, $345 million and $399 million, respectively, for their applicable share of operating expenses in 2014, 2013 and 2012, pursuant to the Agreements for Services.

The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA RE Arizona Company (“AXA Arizona”), a wholly-owned subsidiary of AXA Financial.

The Company currently reinsures to AXA Arizona, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. At December 31, 2014 and 2013, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $8,560 million and $5,388 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums in 2014, 2013 and 2012 related to the UL and no lapse guarantee riders totaled approximately $453 million, $474 million and $484 million, respectively. Ceded claims paid in 2014, 2013 and 2012 were $83 million, $70 million and $68 million, respectively.

AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent that AXA Arizona holds assets in an irrevocable trust (the “Trust”) ($8,794 million at December 31, 2014) and/or letters of credit ($3,005 million at December 31, 2014). These letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

Premiums earned from the above mentioned affiliated reinsurance transactions in 2014, 2013 and 2012 totaled approximately $22 million, $21 million and $21 million, respectively. Claims and expenses paid in 2014, 2013 and 2012 were $10 million, $10 million and $13 million, respectively.

AXA Equitable provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with certain AXA Financial subsidiaries and affiliates to conduct their business. The associated costs related to the service agreement are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company. As a result of such allocations, AXA Equitable was reimbursed $75 million, $148 million and $135 million for 2014, 2013 and 2012, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $173 million, $165 million and $161 million in 2014, 2013 and 2012, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $15 million, $24 million and $26 million in 2014, 2013 and 2012, respectively. The net receivable (payable) related to these contracts was approximately $3 million and $(8) million at December 31, 2014 and 2013, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein. These revenues are described below:

	2014	2013	2012

	(In Millions)

Investment advisory and services fees	$1,062	$1,010	$879
Distribution revenues	433	455	408
Other revenues - shareholder servicing fees	91	91	89
Other revenues - other	6	6	5

12)	EMPLOYEE BENEFIT PLANS

Pension Plans

AXA Equitable sponsors a qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees), managers and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. AXA Equitable also sponsors a non-qualified defined benefit pension plan.

AXA Equitable announced in the third quarter of 2013 that benefit accruals under its qualified and non-qualified defined benefit pension plans would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI. A new company contribution was added to the 401(k) Plan effective January 1, 2014, in addition to the existing discretionary profit sharing contribution. AXA Equitable also provides an excess 401(k) contribution for eligible compensation over the qualified plan compensation limits under a nonqualified deferred compensation plan.

AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein’s benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2014, no cash contributions were made by AXA Equitable to its qualified pension plan. AllianceBernstein made a $6 million cash contribution to its qualified pension plan in 2014. The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum it can deduct for Federal income tax purposes. Based on the funded status of the plans at December 31, 2014, no minimum contribution is required to be made in 2015 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions during 2015. AllianceBernstein currently does not plan to make a contribution to its pension plan during 2015.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2014	2013	2012
	(In Millions)

Service cost	$9	$40	$40
Interest cost	107	99	109
Expected return on assets	(155)	(155)	(146)
Actuarial (gain) loss	1	1	1
Net amortization	111	155	164
Curtailment	-	3	-

Net Periodic Pension Expense	$73	$143	$168

Changes in the PBO of the Company’s qualified plans were comprised of:

	December 31,
	2014	2013
	(In Millions)

Projected benefit obligation, beginning of year	$2,463	$2,797
Service cost	-	32
Interest cost	107	99
Actuarial (gains) losses	264	(260)
Benefits paid	(177)	(176)
Plan amendments and curtailments	-	(29)

Projected Benefit Obligation, End of Year	$2,657	$2,463

The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans:

	December 31,
	2014	2013
	(In Millions)

Pension plan assets at fair value, beginning of year	$2,401	$2,396
Actual return on plan assets	250	180
Contributions	6	4
Benefits paid and fees	(184)	(179)

Pension plan assets at fair value, end of year	2,473	2,401
PBO	2,657	2,463

Excess of PBO Over Pension Plan Assets	$(184)	$(62)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $184 million and $62 million at December 31, 2014 and 2013, respectively. The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $2,657 million and $2,473 million, respectively, at December 31, 2014 and $2,463 million and $2,401 million, respectively, at December 31, 2013. The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $2,657 million and $2,473 million, respectively, at December 31, 2014 and $2,463 million and $2,401 million, respectively, at December 31, 2013. The accumulated benefit obligation for all defined benefit pension plans was $2,657 million and $2,463 million at December 31, 2014 and 2013, respectively.

The following table discloses the amounts included in AOCI at December 31, 2014 and 2013 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2014	2013
	(In Millions)

Unrecognized net actuarial (gain) loss	$1,144	$1,181
Total	$1,144	$1,181

The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are $120 million and $0 million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified pension plans of the Company at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In Millions)

Fixed Maturities	49.4%	49.0%
Equity Securities	38.8	39.1
Equity real estate	9.8	9.3
Cash and short-term investments	1.3	1.9
Other	0.7	0.7

Total	100.0%	100.0%

The primary investment objective of the qualified pension plan of AXA Equitable is to maximize return on assets, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets for AXA Equitable’s qualified pension plan are established by the Investment Committee established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon. In the first quarter of 2014, AXA Equitable’s qualified pension plan discontinued its equity-hedging program at maturity of the underlying positions and modified the investment allocation strategy to target a 50%-50% mix of long-duration bonds and “return-seeking” assets, the latter to include investments in hedge funds and real estate and a 50% allocation to public equities. Plan assets were managed during 2014 to achieve the targeted 50%-50% mix at December 31, 2014 with public equities and real estate comprising return-seeking assets and an expectation for initial investments in hedge funds to begin in 2015.

The following tables disclose the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of the Company at December 31, 2014 and 2013, respectively.

December 31, 2014:	Level 1	Level 2	Level 3	Total

Asset Categories	(In Millions)
Fixed Maturities:
Corporate	$-	$833	$-	$833
U.S. Treasury, government and agency	-	358	-	358
States and political subdivisions	-	18	-	18
Other structured debt	-	9	3	12
Common and preferred equity	743	177	-	920
Mutual funds	46	-	-	46
Private real estate investment funds	-	-	1	1
Private real estate investment trusts	-	10	242	252
Cash and cash equivalents	13	-	-	13
Short-term investments	-	20	-	20

Total	$802	$1,425	$246	$2,473

December 31, 2013:	Level 1	Level 2	Level 3	Total

Asset Categories	(In Millions)

Fixed Maturities:
Corporate	$-	$801	$-	$801
U.S. Treasury, government and agency	-	343	-	343
States and political subdivisions	-	16	-	16
Other structured debt	-	6	4	10
Common and preferred equity	716	191	-	907
Mutual funds	44	-	-	44
Private real estate investment funds	-	-	2	2
Private real estate investment trusts	-	11	220	231
Cash and cash equivalents	1	-	-	1
Short-term investments	23	23	-	46

Total	$784	$1,391	$226	$2,401

At December 31, 2014, assets classified as Level 1, Level 2, and Level 3 comprise approximately 32.4%, 57.6% and 10.0%, respectively, of qualified pension plan assets. At December 31, 2013, assets classified as Level 1, Level 2 and Level 3 comprised approximately 32.7%, 57.9% and 9.4%, respectively, of qualified pension plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis. Except for an investment of approximately $1 million in a private REIT through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

The table below presents a reconciliation for all Level 3 qualified pension plan assets at December 31, 2014 and 2013, respectively.

	Fixed Maturities(1)	Private Real Estate Investment Funds	Private Investment Trusts	Common Equity	Total

	(In Millions)

Balance at January 1, 2014	$4	$2	$220	$-	$226
Actual return on plan assets:
Relating to assets still held at December 31, 2014	-	-	22	-	22
Purchases/issues	-	-	-	-	-
Sales/settlements	-	(1)	-	(1)	(2)
Transfers into/out of Level 3	-	-	-	-	-

Balance at December 31, 2014	$4	$1	$242	$(1)	$246

Balance at January 1, 2013	$5	$3	$197	$-	$205
Actual return on plan assets:
Relating to assets still held at December 31, 2013	-	-	23	-	23
Transfers into/out of Level 3	(1)	(1)	-	-	(2)

Balance at December 31, 2013	$4	$2	$220	$-	$226

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by AXA Equitable to measure the benefits obligations and related net periodic cost of its qualified pension plans reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under AXA Equitable’s qualified pension plan was discounted using a published high-quality bond yield curve. The discount rate used to measure the benefit obligation at December 31, 2014 and 2013 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefit obligation as the aforementioned discounted cash flow analysis.

In 2014, AXA Equitable modified its practice for calculating the discount rate used to measure and report its defined benefit obligations primarily to change the reference high-quality bond yield curve from the Citigroup-AA curve to the Citigroup Above-Median-AA curve and to incorporate other refinements adding incremental precision to the calculation. These changes increased the resulting discount rate by 10 bps at December 31, 2014, thereby reducing the PBO of AXA Equitable’s qualified pension plan and the related charge to equity to adjust the funded status of the plan by $25 million. Had the modifications and refinements to the discount rate calculation been applied at December 31, 2013, the discount rate and measurement of the funded status of the plan would not have changed from what was previously reported.

In 2014, the Society of Actuaries (“SOA”) finalized new mortality tables and a new mortality improvement scale, reflecting improved life expectancies and an expectation that trend will continue. AXA Equitable considered this new data and determined that mortality experience of the AXA Qualified Plan as well as other relevant demographics supported its retention of the existing SOA mortality tables combined with the use of a more robust improvements scale. Adoption of that modification, including projection of assumed mortality on a full generational approach, increased the December 31, 2014 unfunded PBO of AXA Equitable’s qualified pension plan and the related pre-tax charge to shareholders’ equity attributable to AXA Equitable by approximately $54 million.

The following table discloses the weighted-average assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2014 and 2013.

	2014	2013

Discount rates:
Benefit obligation	3.60%	4.50%
Periodic cost	3.60%	4.50%

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $10 million, $10 million and $12 million for 2014, 2013 and 2012, respectively.

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2015, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2014 and include benefits attributable to estimated future employee service.

Pension Benefits

(In Millions)

2015	$188
2016	194
2017	189
2018	186
2019	182
Years 2020-2024	841

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

Compensations costs for 2014, 2013 and 2012 for share-based payment arrangements as further described herein are as follows:

	2014	2013	2012

	(In Millions)

Performance Unit/Shares	$10	$43	$24
Stock Options	1	2	3
AXA Shareplan	10	13	18
AXA Miles	-	-	1
AllianceBernstein Stock Options	-	(4)	1
AllianceBernstein Restricted Units	171	286	148

Total Compensation Expenses	$192	$340	$195

U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”). In 2014, they were granted performance shares under the AXA International Performance Share Plan 2014 (the “Performance Share Plan”).

Performance Units and Performance Shares

2014 Grant.    On March 24, 2014, under the terms of the Performance Share Plan, AXA awarded approximately 2 million unearned performance shares to employees of AXA Equitable. The extent to which 2014-2016 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The first tranche of the performance shares earned during this performance period will vest and be settled on the third anniversary of the award date, and the second tranche of the performance shares earned will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In 2014, the expense associated with the March 24, 2014 grant of performance shares was approximately $9 million.

Settlement of 2011 Grant in 2014.    On April 3, 2014, cash distributions of approximately $26 million were made to active and former AXA Equitable employees in settlement of 986,580 performance units earned under the terms of the AXA Performance Unit Plan 2011.

2013 Grant.    On March 22, 2013, under the terms of the Performance Share Plan, AXA awarded approximately 2.2 million unearned performance shares to employees of AXA Equitable. The extent to which 2013-2014 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the third anniversary of the award date. The plan will settle in shares to all participants. In 2014 and 2013, the expense associated with the March 22, 2013 grant of performance shares was approximately $2 million and $11 million, respectively.

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

2012 Grant.    On March 16, 2012, under the terms of the AXA Performance Unit Plan 2012, AXA awarded approximately 2.3 million unearned performance units to employees of AXA Equitable. The extent to which 2012-2013 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled in cash on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 15, 2015. In 2014, 2013 and 2012, the expense associated with the March 16, 2012 grant of performance units was approximately $0 million, $26 million and $11 million, respectively.

For 2014, 2013 and 2012, the Company recognized compensation costs of $10 million, $43 million and $24 million, respectively, for performance shares and units earned to date. The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit and share awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units and shares earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2014 and 2013 was $84 million and $108 million, respectively. Approximately 6 million outstanding performance units and shares are at risk to achievement of 2014 performance criteria, primarily representing the performance shares grant of March 24, 2014 for which cumulative average 2014-2016 performance targets will determine the number of performance shares earned and including all of the performance unit award granted on March 22, 2013.

Stock Options

2014 Grant.    On March 24, 2014, 395,720 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 18.68 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on March 24, 2014, 214,174 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 24, 2014 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.89 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 29.24%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.38% and a risk-free interest rate of 1.54%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2014, the Company recognized expenses associated with the March 24, 2014 grant of options of approximately $345,000.

2013 Grant     On March 22, 2013, approximately 457,000 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 13.81 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 246,000 of the total options awarded on March 22, 2013 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 22, 2013 have a ten-year term. The weighted average grant date fair value per option award was estimated at $1.79 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 31.27%, a weighted average expected term of 7.7 years, an expected dividend yield of 7.52% and a risk-free interest rate of 1.34%. The total fair value of these options (net of expected forfeitures) of $818,597 is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2014 and 2013, the Company recognized expenses associated with the March 22, 2013 grant of options of approximately $131,000 and $357,000, respectively.

2012 Grant.    On March 16, 2012, approximately 901,000 options to purchase AXA ordinary shares were granted to AXA Equitable employees under the terms of the Stock Option Plan at an exercise price of 12.22 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 370,000 of the total options awarded on March 16, 2012 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 16, 2012 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.48 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 39.89%, a weighted average expected term of 5.6 years, an expected dividend yield of 7.54% and a risk-free interest rate of 1.8%. The total fair value of these options (net of expected forfeitures) of approximately $2 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2014, 2013 and 2012, respectively, the expense associated with the March 16, 2012 grant of options was approximately $192,000, $504,000 and $791,000.

Shares Authorized

The number of AXA ADRs or AXA ordinary shares authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan). There is no limitation in the Stock Option Plan or the Equity Plan for Directors on the number of shares that may be issued pursuant to option or other grants.

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2014 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs(3)		AllianceBernstein Holding Units
	Number Outstanding (In 000’s)	Weighted Average Exercise Price		Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price

Options outstanding at January 1, 2014	17,569.7		€21.00	1,829.8	$23.60	7,074.1		$40.82
Options granted	403.1		€18.16	-	$-	25.1		$22.99
Options exercised	(546.4)		€13.42	(590.2)	$20.02	(1,110.0)		$17.08
Options forfeited, net	(683.2)		€26.25	(138.6)	$23.39	(24.8)		$84.19
Options expired/reinstated	94.7		-	4.2	-	(22.0)		$33.00

Options Outstanding at December 31, 2014	16,837.9		€21.39	1,105.2	$25.53	5,942.4		$45.03

Aggregate Intrinsic Value(1)		€	- (2)		$278.9		$	- (2)

Weighted Average Remaining Contractual Term (in years)	3.28			0.67		3.9

Options Exercisable at December 31, 2014	13,890.4		€22.44	1,105.2	$25.53	4,949.0		38.12

Aggregate Intrinsic Value(1)		€	- (2)		$7,967.9		$	- (2)

Weighted Average Remaining Contractual Term (in years)	2.62			0.67		3.9

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2014 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.
(3)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

Cash proceeds received from employee exercises of stock options in 2014 was $12 million. The intrinsic value related to employee exercises of stock options during 2014, 2013 and 2012 were $3 million, $14 million and $5 million respectively, resulting in amounts currently deductible for tax purposes of $1 million, $5 million, and $2 million, respectively, for the periods then ended. In 2014, 2013 and 2012, windfall tax benefits of approximately $1 million, $5 million and $2 million, respectively, resulted from employee exercises of stock option awards.

At December 31, 2014, AXA Financial held approximately 6,213 AXA ordinary shares in treasury at a weighted average cost of $22.86 per share, which were designated to fund future exercises of outstanding stock.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2014, 2013 and 2012, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2014	2013	2012	2014	2013	2012

Dividend yield	6.38%	7.52%	7.54%	8.40%	8.0-8.3%	6.20%
Expected volatility	29.24%	31.27%	39.89%	48.90%	49.7-49.8%	49.20%
Risk-free interest rates	1.54%	1.34%	1.80%	1.50%	0.8-1.7%	0.7%
Expected life in years	8.20	7.7	5.6	6.00	6.0	6.0
Weighted average fair value per option at grant date	$2.89	$1.79	$2.48	$4.78	$5.44	$3.67

For 2014, 2013 and 2012, the Company recognized compensation costs (credits) for employee stock options of $1 million, $(2) million and $4 million, respectively. As of December 31, 2014, approximately $1 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 1.0 year.

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

For 2014, 2013 and 2012, respectively, the Company recognized compensation costs of $171 million, $286 million and $148 million for awards outstanding under these restricted stock and unit award plans. The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. At December 31, 2014, approximately 19.7 million restricted shares and Holding units remain unvested. At December 31, 2014, approximately $46 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.8 years.

The following table summarizes unvested restricted stock activity for 2014.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	71,379	$14.09
Granted	11,819	$18.52
Vested	31,738	$13.66

Unvested as of December 31, 2014	51,460	$15.37

Restricted stock vested in 2014, 2013 and 2012 had aggregate vesting date fair values of approximately $1 million, $1 million and $1 million, respectively.

AXA Shareplan

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

The Company recognized compensation expense of $10 million in 2014, $13 million in 2013 and $18 million in 2012 in connection with each respective year’s offering of AXA stock under the AXA Shareplan, representing the aggregate discount provided to AXA Equitable participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. AXA Equitable participants in AXA Shareplans 2014, 2013 and 2012 primarily invested under Investment Option B for the purchase of approximately 5 million, 5 million and 8 million AXA ordinary shares, respectively.

AXA Miles Program

AXA Miles Program 2012.    On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA ordinary shares (“AXA Miles”) to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011 and was confirmed to have been achieved. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect changes in respect of the expectation for meeting the predefined performance conditions. In 2014 and 2013, respectively, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $295,000 and $278,000.

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

AllianceBernstein engages in open-market purchases of AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2014 and 2013, AllianceBernstein purchased 3.6 million and 5.2 million Holding units for $93 million and $111 million respectively. These amounts reflect open-market purchases of 0.3 million and 1.9 million Holding units for $7 million and $39 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

During 2014, AllianceBernstein granted to employees and Eligible Directors 7.6 million restricted AB Holding Unit awards (including 6.6 million granted in December for 2014 year-end awards). During 2013, AllianceBernstein granted to employees and Eligible Directors 13.9 million restricted AB Holding awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). Prior to third quarter 2013, AllianceBernstein funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust. In 2014, AB Holding used Holding units repurchased during the fourth quarter of 2014 and newly-issued Holding units to fund restricted Holding awards.

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

The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $173 million, $156 million and $147 million for 2014, 2013 and 2012, respectively. The cost of the 2014 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.

On July 1, 2010, the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”), as amended, was established, under which various types of Holding unit-based awards have been available for grant to its employees and Eligible Directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units. The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of Holding units with respect to which awards may be granted is 60 million, including no more than 30 million newly issued Holding units. As of December 31, 2014, 273,387 options to buy Holding units had been granted and 42 million Holding units net of forfeitures, were subject to other Holding unit awards made under the 2010 Plan. Holding unit-based awards (including options) in respect of 17 million Holding units were available for grant as of December 31, 2014.

14)	INCOME TAXES

A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2014	2013	2012

	(In Millions)

Income tax (expense) benefit:
Current (expense) benefit	$(552)	$197	$(233)
Deferred (expense) benefit	(1,143)	1,876	391

Total	$(1,695)	$2,073	$158

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects are as follows:

	2014	2013	2012

	(In Millions)

Expected income tax (expense) benefit	$(2,140)	$1,858	$(20)
Noncontrolling interest	119	101	37
Separate Accounts investment activity	116	122	94
Non-taxable investment income (loss)	12	20	24
Tax audit interest	(6)	(14)	(2)
State income taxes	(4)	(6)	7
AllianceBernstein Federal and foreign taxes	4	2	10
Tax settlement	212	-	-
Other	(8)	(10)	8

Income tax (expense) benefit	$(1,695)	$2,073	$158

In second quarter 2014 the Company recognized a tax benefit of $212 million related to settlement of the IRS audit for tax years 2006 and 2007.

In February 2014, the IRS released Revenue Ruling 2014-7, eliminating the IRS’ previous guidance related to the methodology to be followed in calculating the Separate Account dividends received deduction (“DRD”). However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues previously raised related to the calculation of the DRD. The ultimate timing and substance of any such guidance is unknown. It is also possible that the calculation of the Separate Account DRD will be addressed in future legislation. Any such guidance or legislation could result in the elimination or reduction on either a retroactive or prospective basis of the Separate Account DRD tax benefit that the Company receives.

The components of the net deferred income taxes are as follows:

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

	(In Millions)

Compensation and related benefits	$150	$-	$104	$-
Reserves and reinsurance	-	1,785	-	688
DAC	-	1,162	-	1,016
Unrealized investment gains or losses	-	614	-	85
Investments	-	1,490	-	1,410
Net operating losses and credits	512	-	492	-
Other	112	-	7	-

Total	$774	$5,051	$603	$3,199

As of December 31, 2014, the Company had $512 million of AMT credits which do not expire.

The Company does not provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States. As of December 31, 2014, $264 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $106 million would need to be provided if such earnings were remitted.

At December 31, 2014 and 2013, of the total amount of unrecognized tax benefits $397 million and $568 million, respectively, would affect the effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2014 and 2013 were $77 million and $120 million, respectively. For 2014, 2013 and 2012, respectively, there were $43 million, $15 million and $4 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2014	2013	2012

	(In Millions)

Balance at January 1,	$592	$573	$453
Additions for tax positions of prior years	56	57	740
Reductions for tax positions of prior years	(181)	(38)	(620)
Additions for tax positions of current year	8	-	-

Balance at December 31,	$475	$592	$573

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

15)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2014	2013	2012

	(In Millions)

Unrealized gains (losses) on investments	$1,089	$141	$1,352
Defined benefit pension plans	(780)	(757)	(1,056)

Total accumulated other comprehensive income (loss)	309	(616)	296

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	42	13	21

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$351	$(603)	$317

The components of OCI for the past three years, net of tax, follow:

	2014	2013	2012

	(In Millions)

Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$1,043	$(1,550)	$658
(Gains) losses reclassified into net earnings (loss) during the year(1)	37	49	59

Net unrealized gains (losses) on investments	1,080	(1,501)	717
Adjustments for policyholders liabilities, DAC, insurance liability loss recognition and other	(132)	290	(137)

Change in unrealized gains (losses), net of adjustments and (net of deferred income tax expense (benefit) of $529, $(654) and $318)	948	(1,211)	580

Change in defined benefit plans:
Net gain (loss) arising during the year	(95)	198	(82)
Prior service cost arising during the year	-	-	1
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	72	101	106
Amortization of net prior service credit included in net periodic cost	-	-	1

Change in defined benefit plans (net of deferred income tax expense (benefit) of $(15), $161 and $14)	(23)	299	26

Total other comprehensive income (loss), net of income taxes	925	(912)	606
Less: Other comprehensive (income) loss attributable to noncontrolling interest	29	(8)	8

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$954	$(920)	$614

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(19) million, $(26) million and $(32) million for 2014, 2013 and 2012, respectively.

(2)

These AOCI components are included in the computation of net periodic costs (see Note 12). Reclassification amounts presented net of income tax expense (benefit) of $(39) million, $(54) million and $(58) million for 2014, 2013 and 2012, respectively.

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

Debt Maturities

At December 31, 2014, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity, were $200 million for 2015 and $0 million for 2017 and thereafter.

Leases

The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2015 and the four successive years are $211 million, $212 million, $209 million, $195 million, $184 million and $1,081 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2015 and the four successive years is $53 million, $55 million, $54 million, $53 million, $53 million and $153 million thereafter.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2014, 2013 and 2012, respectively, AXA Equitable recorded $42 million, $85 million and $30 million pre-tax charges related to severance and lease costs. The amounts recorded in 2014 and 2013 included pre-tax charges of $25 million and $52 million, respectively, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2014	2013	2012

	(In Millions)

Balance, beginning of year	$122	$52	$44
Additions	21	140	54
Cash payments	(24)	(66)	(46)
Other reductions	(6)	(4)	-

Balance, End of Year	$113	$122	$52

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently during 2014, 2013 and 2012, respectively, AllianceBernstein recorded a $6 million, $4 million and $21 million pre-tax charge related to severance costs. During 2013 and 2012, AllianceBernstein recorded $28 million and $223 million, respectively, of pre-tax real estate charges related to a global office space consolidation plan. The charges reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space offset by changes in estimates relating to previously recorded real estate charges. Included in the 2013 real estate charge was a charge of $17 million related to additional sublease losses resulting from the extension of sublease marketing periods. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary.

Guarantees and Other Commitments

The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2014, these arrangements include commitments by the Company to provide equity financing of $476 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

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

The Company had $16 million of undrawn letters of credit related to reinsurance at December 31, 2014. The Company had $498 million of commitments under existing mortgage loan agreements at December 31, 2014.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2014, AllianceBernstein had funded $32 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), AllianceBernstein committed to invest $25 million in the Real Estate Fund. As of December 31, 2014, AllianceBernstein had funded $16 million of this commitment.

During 2012, AllianceBernstein entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2014, AllianceBernstein had funded $6 million of this commitment.

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

In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to FMG LLC in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees. In January 2015, defendants filed a motion for summary judgment as well as various motions to strike certain of the Plaintiffs’ experts in the Sivolella and Sanford Litigations. Also in January 2015, two Plaintiffs in the Sanford Litigation filed a motion for partial summary judgment relating to the EQ/Core Bond Index Portfolio as well as motions in limine to bar admission of certain documents and preclude the testimony of one of defendants’ experts.

A lawsuit was filed in the United States District Court for the Southern District of New York in April 2014, entitled Andrew Yale, on behalf of himself and all others similarly situated v. AXA Life Insurance Company F/K/A AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable from 2011 to March 11, 2014 (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statement or elsewhere that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby AXA Equitable allegedly misrepresented its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of the equivalent of all premiums paid by the class for the Policies during the relevant period. In June 2014, AXA Equitable filed a motion to dismiss the complaint on procedural grounds, which was denied in October 2014. In February 2015, plaintiffs substituted two new named plaintiffs for the current named plaintiff, Mr. Yale, who had determined that he could not serve as the named plaintiff and class representative in the case. In March 2015, AXA Equitable filed a motion to dismiss on substantial grounds.

A lawsuit was filed in the Supreme Court of the State of New York, County of Westchester, Commercial Division (“New York state court”) in June 2014, entitled Jessica Zweiman, Executrix of the Estate of Anne Zweiman, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of “all persons who purchased variable annuities from AXA Equitable which subsequently became subject to the ATM Strategy, and who suffered injury as a result thereof.” Plaintiff asserts that volatility management techniques – which the complaint refers to as the “ATM Strategy” – were implemented in certain variable investment options offered to plaintiff’s mother under her variable annuity contract and that use of volatility management in those options “breached the terms of the variable deferred annuities held by plaintiff and the Class.” The lawsuit seeks unspecified damages. In July 2014, AXA Equitable filed a notice of removal to the United States District Court for the Southern District of New York. In July 2014, plaintiff filed a motion to remand the action to New York state court. In September 2014, AXA Equitable filed a motion to dismiss the Complaint as precluded by the Securities Litigation Uniform Standards Act.

In November 2014, a separate lawsuit entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company was filed in the Superior Court of New Jersey, Camden County (“New Jersey state court”). The lawsuit is a putative class action on behalf of “all AXA [Equitable] variable life insurance policyholders who allocated funds from their Policy Accounts to investments in AXA’s Separate Accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof.” Plaintiff asserts that volatility management techniques were implemented in certain variable investment funds offered to plaintiff under her variable life insurance contract and that use of volatility management in those funds “breached the terms of the variable life insurance policies held by plaintiff and the Class.” The lawsuit seeks unspecified damages. In December 2014, AXA Equitable filed a notice of removal to the United States District Court for the District of New Jersey and a motion to transfer to the United States District Court for the Southern District of New York. In January 2015, plaintiff filed a motion to remand the action to New Jersey state court. In January 2015, the New Jersey federal district court stayed AXA Equitable’s motion to transfer, as well as its date to respond to the complaint, pending resolution of Plaintiff’s motion to remand.

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

In addition to the matters described above, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of plaintiffs and certain of these plaintiffs seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $517 million during 2015. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS who then has 30 days to disapprove the distribution. For 2014, 2013 and 2012, respectively, AXA Equitable’s statutory net income (loss) totaled $1,664 million, $(28) million and $602 million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $5,793 million and $4,360 million at December 31, 2014 and 2013, respectively. In 2014 AXA Equitable paid $382 million in shareholders’ dividends. In 2013, AXA Equitable paid $234 million in shareholder dividends and transferred approximately 10.9 million in Units of AllianceBernstein (fair value of $234 million) in the form of a dividend to AXA Financial. In 2012, AXA Equitable paid $362 million in shareholder dividends.

At December 31, 2014, AXA Equitable, in accordance with various government and state regulations, had $65 million of securities on deposit with such government or state agencies.

In 2014 and 2013 AXA Equitable, with the approval of the NYSDFS, repaid at par value plus accrued interest $825 million and $500 million, respectively, of outstanding surplus notes to AXA Financial.

At December 31, 2014 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYSDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2014.

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

	December 31,
	2014	2013	2012

	(In Millions)

Net change in statutory surplus and capital stock	$1,345	$(864)	$64
Change in AVR	89	46	269

Net change in statutory surplus, capital stock and AVR	1,434	(818)	333
Adjustments:
Future policy benefits and policyholders’ account balances	(1,128)	(607)	(508)
DAC	413	75	142
Deferred income taxes	(904)	2,038	798
Valuation of investments	(139)	7	(377)
Valuation of investment subsidiary	(289)	(109)	(306)
Increase (decrease) in the fair value of the reinsurance contract asset	3,964	(4,297)	497
Pension adjustment	(13)	(478)	(41)
Amortization of deferred cost of insurance ceded to AXA Arizona	(280)	(280)	(126)
Shareholder dividends paid	382	468	362
Changes in non-admitted assets	(227)	2	(489)
Repayment of surplus Note	825	500	-
Other, net	(5)	(74)	(190)

U.S. GAAP Net Earnings (Loss) Attributable to AXA Equitable	$4,033	$(3,573)	$95

	December 31,
	2014	2013	2012

	(In Millions)

Statutory surplus and capital stock	$5,170	$3,825	$4,689
AVR	623	535	489

Statutory surplus, capital stock and AVR	5,793	4,360	5,178
Adjustments:
Future policy benefits and policyholders’ account balances	(5,195)	(3,884)	(3,642)
DAC	4,271	3,874	3,728
Deferred income taxes	(4,259)	(2,672)	(5,330)
Valuation of investments	2,208	703	3,271
Valuation of investment subsidiary	(898)	(515)	(137)
Fair value of reinsurance contracts	10,711	6,747	11,044
Deferred cost of insurance ceded to AXA Arizona	2,086	2,366	2,646
Non-admitted assets	242	469	467
Issuance of surplus notes	200	(1,025)	(1,525)
Other, net	(40)	115	(264)

U.S. GAAP Total Equity Attributable to AXA Equitable	$15,119	$10,538	$15,436

19)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2014	2013	2012

	(In Millions)

Segment revenues:
Insurance(1)	$12,656	$(54)	$6,443
Investment Management(2)	3,011	2,915	2,738
Consolidation/elimination	(27)	(21)	(21)

Total Revenues	$15,640	$2,840	$9,160

1)	Includes investment expenses charged by AllianceBernstein of approximately $40 million, $37 million and $31 million for 2014, 2013 and 2012, respectively, for services provided to the Company.
2)

Intersegment investment advisory and other fees of approximately $67 million, $58 million and $52 million for 2014, 2013 and 2012, respectively, are included in total revenues of the Investment Management segment.

	2014	2013	2012

	(In Millions)

Segment earnings (loss) from operations, before income taxes:
Insurance	$5,512	$(5,872)	$(132)
Investment Management(1)	603	564	190
Consolidation/elimination	-	(1)	-

Total Earnings (Loss) from Operations, before Income Taxes	$6,115	$(5,309)	$58

(1) Net of interest expenses incurred on securities borrowed.

	December 31,
	2014	2013

	(In Millions)

Segment assets:
Insurance	$184,018	$171,532
Investment Management	11,990	11,873
Consolidation/elimination	(3)	(4)

Total Assets	$196,005	$183,401

In accordance with SEC regulations, securities with a fair value of $415 million and $925 million have been segregated in a special reserve bank custody account at December 31, 2014 and 2013, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

20)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2014 and 2013 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Millions)

2014
Total Revenues	$3,706	$3,524	$3,754	$4,656

Net Earnings (Loss), Attributable to AXA Equitable	$977	$945	$987	$1,124

2013
Total Revenues	$392	$537	$834	$1,077

Net Earnings (Loss), Attributable to AXA Equitable	$(1,004)	$(1,051)	$(878)	$(640)

Report of Independent Registered Public Accounting Firm on

Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2015 appearing in the 2014 Annual Report on Form 10-K of AXA Equitable Life Insurance Company also included an audit of the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules of this form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2015

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE I

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2014

Type of Investment	Cost(A)	Fair Value	Carrying Value

	(In Millions)

Fixed Maturities:
U.S. government, agencies and authorities	$6,685	$7,331	$7,331
State, municipalities and political subdivisions	441	519	519
Foreign governments	395	434	434
Public utilities	3,346	3,664	3,664
All other corporate bonds	19,133	20,230	20,230
Redeemable preferred stocks	795	856	856

Total fixed maturities	30,795	33,034	33,034

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	36	38	38
Mortgage loans on real estate	6,463	6,617	6,463
Policy loans	3,408	4,406	3,408
Other limited partnership interests and equity investments	1,719	1,719	1,719
Trading securities	5,160	5,143	5,143
Other invested assets	1,978	1,978	1,978

Total Investments	$49,559	$52,935	$51,783

(A)

Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2014

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)

	(In Millions)

Insurance	$4,271	$31,848	$23,484	$3,989	$3,760	$4,894	$215	$2,035
Investment Management	-	-	-	-	15	-	-	2,408
Consolidation/ Elimination	-	-	-	-	40	-	-	(27)

Total	$4,271	$31,848	$23,484	$3,989	$3,815	$4,894	$215	$4,416

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

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

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2012

Segment	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)

Insurance	$3,848	$1,242	$4,155	$576	$1,844
Investment Management	-	65	-	-	2,548
Consolidation/ Elimination	-	31	-	-	(21)

Total	$3,848	$1,338	$4,155	$576	$4,371

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE IV

REINSURANCE(A)

AT OR FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

	(Dollars In Millions)

2014
Life Insurance In-Force	$412,215	$87,177	$31,767	$356,805	8.9%

Premiums:
Life insurance and annuities	$775	$492	$199	$482	41.4%
Accident and health	69	49	12	32	37.5%

Total Premiums	$844	$541	$211	$514	41.1%

2013
Life Insurance In-Force	$414,362	$92,252	$33,494	$355,604	9.4%

Premiums:
Life insurance and annuities	$770	$511	$201	$460	43.7%
Accident and health	78	54	12	36	33.3%

Total Premiums	$848	$565	$213	$496	42.9%

2012
Life Insurance In-Force	$409,488	$96,869	$34,361	$346,980	9.9%

Premiums:
Life insurance and annuities	$785	$518	$206	$473	43.5%
Accident and health	88	60	13	41	31.7%

Total Premiums	$873	$578	$219	$514	42.6%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.

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

AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in internal control over financial reporting

There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

9A-2

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Board currently consists of ten members, including our Chairman of the Board, President and Chief Executive Officer, two senior executives of AXA, one senior executive of AB and six independent members.

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Each of the Directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2014, except Mr. Kraus.

The current members of our Board are as follows:

Mark Pearson

Mr. Pearson, age 56, has been a Director of AXA Equitable since January 2011. Mr. Pearson currently serves as Chairman of the Board, President and Chief Executive Officer. From February 2011 through September 2013, he served as Chairman of the Board and Chief Executive Officer. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011. Mr. Pearson is also a member of the Management and Executive Committees at AXA. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants and is a member of the Board of Directors of the American Council of Life Insurers and the Financial Services Roundtable. Mr. Pearson is also a director of AXA Financial (since January 2011), MLOA (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Henri de Castries

Mr. de Castries, age 60, has been a Director of AXA Equitable since September 1993. Mr. de Castries has also served as Chairman of the Board of AXA Financial since April 1998. Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA. Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is a member of the Board of Directors of Nestle S.A., where he serves on the Audit Committee. Mr. de Castries is also a director of AXA Financial (since September 1993), MLOA (since July 2004), AllianceBernstein Corporation (since October 1993) and various other subsidiaries and affiliates of the AXA Group.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

10-2

Ramon de Oliveira

Mr. de Oliveira, age 60, has been a Director of AXA Equitable since May 2011. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 and 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, Fonds de Dotation du Louvre and JACCAR Holdings. Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial and MLOA since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Denis Duverne

Mr. Duverne, age 61, has been a Director of AXA Equitable since February 1998. Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors. From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Mr. Duverne is also a director of AXA Financial (since November 2003), MLOA (since July 2004), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

Barbara Fallon-Walsh

Ms. Fallon-Walsh, age 62, has been a Director of AXA Equitable since May 2012. Ms. Fallon-Walsh was with The Vanguard Group, Inc. (“Vanguard”) from 1995 until her retirement in 2012, where she held several executive positions, including Head of Institutional Retirement Plan Services from 2006 through 2011. Ms. Fallon-Walsh started her career at Security Pacific Corporation in 1979 and held a number of senior and executive positions with the company, which merged with Bank of America in 1992. From 1992 until joining Vanguard in 1995, Ms. Fallon-Walsh served as Executive Vice President, Bay Area Region and Los Angeles Gold Coast Region for Bank of America. Ms. Fallon-Walsh is currently a member of the Board of Directors of AXA Investment Managers S.A. (“AXA IM”), where she serves on the Audit and Risk Committee and the Remuneration Committee, and of AXA Rosenberg Group LLC (“AXA Rosenberg”). Ms. Fallon-Walsh is also a director of AXA Financial and MLOA since May 2012.

Ms. Fallon-Walsh brings to the Board extensive financial services and general management expertise through her executive positions at Vanguard, Bank of America and Security Pacific National Bank and through her perspective as a director of AXA IM and AXA Rosenberg. The Board also benefits from her extensive knowledge of the retirement business.

Danny L. Hale

Mr. Hale, age 70, has been a Director of AXA Equitable since May 2010. From January 2003 to March 2008, Mr. Hale served as Senior Vice President and Chief Financial Officer of The Allstate Corporation. Prior to joining The Allstate Corporation in January 2003, he was Executive Vice President and Chief Financial Officer of the Promus Hotel Corporation until its acquisition by the Hilton Hotels Group in 1999. Prior to joining Promus Hotel Corporation, Mr. Hale was Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998. Mr. Hale joined insurer USF&G Corporation in 1991 as Executive Vice President of Diversified Insurance & Investment Operations. Prior thereto, Mr. Hale held various positions with each of Chase Manhattan Leasing and General Electric Company. Mr. Hale is also a director of AXA Financial and MLOA since May 2010.

10-3

Mr. Hale brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.

Peter S. Kraus

Mr. Kraus, age 62, has been a Director of AXA Equitable since February 2009. Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AB and AB Holding. From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the Management and Executive Committees of AXA. Mr. Kraus is also a director of AXA Financial and MLOA since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Bertram L. Scott

Mr. Scott, age 63, has been a Director of AXA Equitable since May 2012. Since February 2015, Mr. Scott has served as Senior Vice President of population health of Novant Health, Inc. From November 2012 through December 2014, Mr. Scott served as President and Chief Executive Officer of Affinity Health Plans. From June 2010 to December 2011, Mr. Scott served as President, U.S. Commercial of CIGNA Corporation. Prior thereto, he served as Executive Vice President of TIAA-CREF from 2000 to June 2010 and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company from 2000 to 2007. Mr. Scott is currently a member of the Board of Directors of Becton, Dickinson and Company, where he serves on the Audit Committee (Chair) and Compensation and Benefits Committee. Mr. Scott is also a director of AXA Financial and MLOA since May 2012.

Mr. Scott brings to the Board invaluable expertise as an audit committee financial expert, and strong strategic and operational expertise acquired through the variety of executive roles in which he has served during his career. The Board also benefits from his perspective as a director of Becton, Dickinson and Company.

Lorie A. Slutsky

Ms. Slutsky, age 62, has been a Director of AXA Equitable since September 2006. Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2.5 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Treasurer and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial and MLOA (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Richard C. Vaughan

Mr. Vaughan, age 65, has been a Director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s

10-4

Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Audit Committee (Chair), Compensation and Governance Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial and MLOA since May 2010.

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

EXECUTIVE OFFICERS

The current executive officers (other than Mr. Pearson, whose biography is included above in the Board of Directors information) are as follows:

Priscilla S. Brown, Senior Executive Director and Chief Marketing Officer

Ms. Brown, age 57, joined AXA Equitable in September 2014 and currently serves as Senior Executive Director and Chief Marketing Officer. Ms. Brown has overall responsibility for the Company’s customer strategy and building the Company’s brand. Ms. Brown leads the marketing and communications team which includes brand management and advertising, digital and multichannel programs, marketing for the Company’s core life insurance and retirement savings areas, insights and analytics and communications. In addition, she works closely with AXA on global marketing strategies. Prior to joining AXA Equitable, Ms. Brown was Senior Vice President and Chief Marketing and Development Officer at AmeriHealth Caritas, where she was responsible for marketing, product development, market expansion and corporate communications efforts across the enterprise. Before joining AmeriHealth Caritas in April 2013, Ms. Brown served as Head of Marketing U.S. for Sun Life Financial since January 2009. From February 1991 to December 2008, Ms. Brown served in numerous roles at Lincoln Financial Group, the most recent being Chief Marketing Officer.

Dave S. Hattem, Senior Executive Director and General Counsel

Mr. Hattem, age 58, joined AXA Equitable in 1994 and currently serves as Senior Executive Director and General Counsel. Prior to his election as general counsel in 2010, Mr. Hattem served as senior vice president and deputy general counsel, taking on this role in 2004. Mr. Hattem is responsible for oversight of the Law Department, including the National Compliance Office, setting the strategic direction of the Department and ensuring the business areas are advised as to choices and opportunities available under existing law to enable company goals. Prior to joining AXA Equitable, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Since September 2012, Mr. Hattem has been a member of the Board of Directors of The Life Insurance Council of New York.

Nicholas B. Lane, Senior Executive Director and Head of U.S. Life & Retirement

Mr. Lane, age 41, rejoined AXA Equitable in February 2011 and currently serves as Senior Executive Director and Head of U.S. Life & Retirement. Prior to becoming the Head of U.S. Life & Retirement in November 2013, Mr. Lane served as Senior Executive Director and President, Retirement Savings. Mr. Lane is responsible for all aspects of manufacturing and distribution of the Company’s life and annuity business lines, including Financial Protection, Wealth Management, Employer Sponsored and Individual Annuity. Mr. Lane also leads AXA Equitable Funds Management Group. Mr. Lane rejoined AXA Equitable in 2011 from AXA, where he served as head of AXA Group Strategy since 2008. Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Equitable, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps.

Anders Malmstrom, Senior Executive Director and Chief Financial Officer

Mr. Malmstrom, age 47, joined AXA Equitable in June 2012 and currently serves as Senior Executive Director and Chief Financial Officer. Mr. Malmstrom is responsible for all actuarial, investment, and risk management functions, with oversight of the controller, tax, expense management and corporate real estate, corporate sourcing and

10-5

procurement, and distribution finance areas. Prior to joining AXA Equitable, Mr. Malmstrom was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmstrom was a Senior Vice President at Swiss Life, where he was also a member of the Management Committee. Mr. Malmstrom joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure.

Salvatore Piazzolla, Senior Executive Director and Chief Human Resources Officer

Mr. Piazzolla, age 62, joined AXA Equitable in March 2011 and currently serves as Senior Executive Director and Chief Human Resources Officer. Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Prior to joining AXA Equitable, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations. Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax.

Sharon Ritchey, Senior Executive Director and Chief Operating Officer

Ms. Ritchey, age 56, joined AXA Equitable in November 2013 and currently serves as Senior Executive Director and Chief Operating Officer. Ms. Ritchey is responsible for operations and technology, including customer service centers, with an emphasis on leveraging AXA’s global reach and optimizing organizational nimbleness and flexibility in the U.S. market. Prior to joining AXA Equitable, Ms. Ritchey was Executive Vice President of the Retirement Plans Group at The Hartford. Ms. Ritchey joined The Hartford in 1999 and served in several roles of increasing responsibility throughout her tenure, including leading global operations and technology for the life business, and serving as chief operating officer of the U.S. wealth management, the North American property and casualty, and the affinity personal lines businesses, respectively. Prior to joining The Hartford, Ms. Ritchey spent four years in senior marketing and six sigma leadership roles at GE Capital, and got her start at Citi, with roles of increasing responsibility across the company’s retail, banking and customer service divisions.

CORPORATE GOVERNANCE

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. de Castries, Mr. Duverne, Ms. Fallon-Walsh, Ms. Slutsky and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws. The Executive Committee held no meetings in 2014.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Ms. Fallon-Walsh, Mr. Hale and Mr. Scott. The primary purposes of the Audit Committee are to: (i) assist the Board of Directors in its oversight of the (1) adequacy and effectiveness of the internal control and risk management frameworks, (2) financial reporting process and the integrity of the publicly reported results and disclosures made in the financial statements and (3) effectiveness and performance of the internal and external auditors and the independence of the external auditor; (ii) approve (1) the appointment, compensation and retention of the external auditor in connection with the annual audit and (2) the audit and non-audit services to be performed by the external auditor and (iii) resolve any disagreements between management and the external auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan, Hale and Scott is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eight times in 2014.

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Slutsky (Chair), Ms. Fallon-Walsh, Mr. Hale and Mr. Scott. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held five meetings in 2014.

10-6

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Ms. Fallon-Walsh (Chair), Mr. de Castries, Mr. de Oliveira, Mr. Hale, Mr. Pearson and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of the Company by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

10-7

Part III, Item 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview of the goals and principal components of our executive compensation program and describe how we determine the compensation of our “Named Executive Officers.” For 2014, our Named Executive Officers were:

•	Mark Pearson, Chairman of the Board, President and Chief Executive Officer

•	Anders B. Malmstrom, Senior Executive Director and Chief Financial Officer

•	Nicholas B. Lane, Senior Executive Director and Head of U.S. Life and Retirement

•	Salvatore F. Piazzolla, Senior Executive Director and Chief Human Resources Officer

•	Dave S. Hattem, Senior Executive Director and General Counsel

•	Robert O. (“Bucky”) Wright, Senior Executive Director and Head of Wealth Management until September 19, 2014

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

•

making performance-based variable compensation the principal component of executive pay to drive superior performance by basing executive officers’ financial success on the financial and operational success of AXA Financial Group’s insurance-related businesses (“AXA Financial Life and Savings Operations”) and AXA;

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

Variable Components

The variable compensation components of our total compensation program, our short-term incentive compensation program and our equity-based awards, give our executives the opportunity to receive compensation at the median of the market if they meet various corporate and individual financial and operational goals and at above the market average if they exceed their goals. The variable compensation components measure and reward performance with short-term, medium-term and long-term focuses.

Our short-term incentive compensation program focuses our executives on annual corporate and business unit goals that, when attained, drive our global success. It also serves as our primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership based on both qualitative and quantitative results.

Our equity-based awards are currently structured to reward both medium-term and long-term value creation. Performance unit and performance share awards granted in 2011, 2012 and 2013 serve as our medium range incentive, with a three-year vesting schedule. Starting with the 2014 performance share grant, AXA is transitioning to a four-year vesting schedule for performance shares to align with the regulatory environment and the recommendations of proxy advisors. Accordingly, the first half of the 2014 performance share grant will vest after three years and the second half will vest after four years. The 2015 performance share grant will complete the transition so that the entire grant will vest after four years. Our stock options are intended to focus our executives on a longer time horizon. Stock options are typically granted with vesting schedules of four or five years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA. We are confident that such a direct alignment of the long-term interests of our executives with those of AXA, combined with the multi-year time-vesting and performance periods of such awards, promotes executive retention, focuses our executives on gearing their performances to long-term value-creation strategies and discourages excessive risk-taking.

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

The Compensation and Governance Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Governance Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the

11-2

members of the Management Committee, an internal committee established to assist the Chairman and Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. The Compensation and Governance Committee is exclusively composed of directors determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the AFEP/MEDEF Code (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées - AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France - MEDEF). The Vice-Chairman of the Board of Directors – Lead Independent Director is associated with the Committee’s work, even if not a member of the Committee, and presents the compensation policies of AXA each year at the AXA shareholder meeting.

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of four members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 20, 2015. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

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

Following its review and discussion, the OCC submits its compensation recommendations to the Board of Directors for its discussion and approval. Pursuant to the provisions of the New York Insurance Law, the Board of Directors must approve the compensation of all principal officers of AXA Equitable and comparably paid employees. As of February 20, 2015, all of the Named Executive Officers were principal officers or comparably paid employees, except for Mr. Wright.

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

11-3

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

Role of Compensation Consultant

Towers Watson continues to be retained by AXA Equitable to serve as an executive compensation consultant. Towers Watson provides various services including advising senior management on various issues relating to our executive compensation practices and providing market information and analysis regarding the competitiveness of our total compensation program.

During 2014, Towers Watson performed the following specific services for senior management:

•	performed a risk assessment on our 2014 short-term and long-term incentive plans;

•	prepared a comparative review of the total compensation of Mr. Pearson against that received by chief executive officers at peer companies;

•	provided periodic updates on legal, accounting and other developments and trends affecting compensation and benefits generally and executive compensation specifically;

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

Although executive management of Human Resources of AXA Equitable has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement, the OCC reviewed the services to be provided by Towers Watson in 2014 as well as the related fees. The total amount of fees paid to Tower Watson by AXA Equitable in 2014 was approximately $145,973, including $81,973 for compensation support (including the risk assessment) and $64,000 for talent management. The AXA Financial Group may also pay fees to Towers Watson from time to time for actuarial services unrelated to its compensation programs. AXA and other AXA affiliates may also pay fees to Towers Watson for various services.

11-4

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

Primary Compensation Data Source

For all Named Executive Officers, we currently rely primarily on the Tower Watson U.S. Diversified Insurance Study of Executive Compensation for information to compare their total compensation to the total compensation reported for equivalent executive officer positions, paid by peer groups of companies. For the 2013 study (which was used in determining 2014 compensation), the companies included:

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

Pricing Philosophy

We design our compensation practices with the aid of the market data to target the total compensation of each Named Executive Officer at the median for total compensation with respect to the pay for comparable positions at the appropriate peer group. Our analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for our Named Executive Officers in 2014 resulted chiefly from differences in each executive’s level of responsibilities, tenure, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

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

11-5

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

In 2014, Mr. Pearson received an increase of $27,000 and Mr. Hattem received an increase of $50,000 in their annual rate of base salary to reflect market data.

The base salaries earned by the Named Executive Officers in 2014 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

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

The STIC Program awards are typically made in February each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year. Awards can vary from year to year, and differ by participant, depending primarily on the business and operational results of AXA Financial Life and Savings Operations, as measured by the performance objectives under the STIC Program with a discretionary adjustment as described below under “Discretionary Adjustment by Management Committee,” as well as the participant’s individual contributions to those results. No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires.

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

STIC Program Pool

All the money available to pay STIC Program awards to the Named Executive Officers (other than Mr. Pearson) and certain other executive officers comes from, and is limited by, a cash pool (the “STIC Pool”) from which the awards of all the Named Executive Officers other than Mr. Pearson are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all the STIC Pool participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is determined by combining the individual performance percentages for AXA Financial Life and Savings Operations (weighted 90%) and AXA Group (weighted 10%) which measure their performance against certain financial and other targets. The performance of the Investment Management segment of AXA Equitable is not considered for this purpose since it reports the business of AllianceBernstein, the officers of which do not participate in the STIC Program. AllianceBernstein maintains separate compensation plans and programs.

After the performance percentage for AXA Financial Life and Savings Operations is determined, it may be adjusted positively or negatively by the Management Committee, as described below, before being combined with the AXA Group performance percentage to arrive at the Funding Percentage.

Mr. Pearson’s STIC Program award is determined independently of the STIC Pool and is based 20% on AXA Group’s performance (which reflects his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee), 30% on the performance of AXA Financial Life and Savings Operations and 50% on his individual performance.

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

AXA Financial Life and Savings Operations - The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2014, along with their relative weightings. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

11-7

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target	(1)

Underlying earnings(2)	45.0%	940

Economic expenses(3)	10.0%	1,177

Gross Written Premiums(4)	15.0%	2,261

Return on Capital(5)	15.0%	5.3%

Customer Centricity(6)

Customer Experience Tracking	10.0%	3.5%-7.5%

Brand Preference Tracking	5.0%	22%-25%

(1)	All numbers other than those stated in percentages are in millions of U.S. dollars.

(2)

“Underlying earnings” means adjusted earnings excluding net capital gains or losses attributable to shareholders. Adjusted earnings means net income before the impact of exceptional and discontinued operations, certain integration and restructuring costs, goodwill and other related intangibles and profit or loss on financial assets accounted for under the fair value option and derivatives. Underlying earnings and adjusted earnings are measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting.

(3)	“Economic expenses” means various controllable expenses as determined by AXA.

(4)	“Gross Written Premiums” means total premiums (first year premiums plus renewal premiums) for pure life insurance protection business.

(5)

“Return on Capital” means the IFRS adjusted earnings of the AXA Financial Group (excluding AllianceBernstein) divided by: (a) the opening allocated shareholders’ equity for AXA Financial Life and Savings Operations plus (b) the adjusted earnings of the AXA Financial Group (excluding AllianceBernstein), minus (c) dividends and other similar payments to AXA, plus (d) any capital contributions from AXA.

(6)

“Customer Centricity” is comprised of two components – Customer Experience Tracking and Brand Preference Tracking. Generally, Customer Experience Tracking measures customers’ level of satisfaction based on the percentage of unfavorable responses received for a certain customer survey question. Brand Preference Tracking measures brand awareness among a representative sample of U.S. consumers aged 18 - 80 who currently own a life insurance or annuity product based on the percentage of favorable responses received for a certain market research survey question.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives are determined based on AXA’s strategy and focus and may change from year to year as different metrics may become more relevant. For example, the weighting of underlying earnings was increased for the 2014 STIC Program grid from 40% to 45% to reflect our belief that it is the strongest indicator of performance for a year and should be the dominant metric to determine an executive’s annual incentive income. Similarly, operating free cash flow was replaced with return on capital to reflect that return on capital is simpler to calculate and understand, is more aligned to reported financial information and incentivizes an increase in annual performance with limited capital injections.

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

11-8

Discretionary Adjustment by the Management Committee

As stated above, the performance percentage for AXA Financial Life and Savings Operations may be adjusted by the Management Committee before being combined with AXA’s performance percentage to arrive at the Funding Percentage. When making this adjustment, the Management Committee may consider AXA Financial Life and Savings Operations’ performance against certain quantitative metrics and qualitative goals set by AXA at the beginning of the year and may increase or decrease the Performance Percentage by 15%, subject to an overall cap of 150% for the Funding Percentage. With respect to 2014, the Management Committee made a negative adjustment of 2%.

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

The OCC reviewed the performance of each Named Executive Officer during 2014 except Mr. Wright since he entered into a separation agreement in 2014 as described below under “Severance Arrangements.” Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable Board of Directors who approved the final award amounts. In making its recommendations, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2014 and the Funding Percentage. The accomplishments included:

•

We continued to make solid progress in offering a more balanced, innovative and diversified product portfolio and building distribution by: (i) introducing Brightlife TermSM, a term life policy that provides customers with low-cost protection for temporary needs, (ii) developing the Escrow Shield Plus Agreement (developed in 2014 and introduced to the market in first quarter 2015), a funding agreement that offers an alternative to an escrow account used in a merger or acquisition transaction, (iii) launching 1290 Funds, an open-end investment company currently consisting of three retail mutual funds and (iv) entering into partnerships with property and casualty carriers to distribute our products;

•	We actively managed capital, including delevering AXA Equitable through the repayment of $825 million of surplus notes;
•

We continued to take steps to reduce the risk associated with the in-force business including completing a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts which we believe was mutually beneficial to the Company and policyholders who no longer needed or wanted the GMDB and GMIB rider;

•	We grew our Employer Sponsored business with annualized premium equivalent growth of 10% versus industry decline of 7% in our target segments;
•	We achieved significant productivity savings through management actions including headcount third party spend reductions and corporate benefit changes;
•	We significantly grew overall employee engagement with improvement in all thirteen dimensions of feedback on our annual employee survey; and
•	Our Syracuse Employer Sponsored Call Center received the DALBAR Annuity Service Award for the fourth consecutive year, recognizing the team as one of the top call centers in the industry.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at the recommended STIC Program award for each of the Named Executive Officers.

The STIC Program awards earned by the Named Executive Officers in 2014 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

11-9

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

For 2014, proposed grants under AXA’s global equity program involved a mix of two equity-based components: (1) AXA ordinary share options and (2) AXA performance shares. U.S. employees are granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance shares under the AXA International Performance Share Plan (the “International Performance Shares Plan”).

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

The AXA Board of Directors sets the mix of performance shares and stock options for individual grants, which is standardized through AXA Group worldwide. Since 2004 there has been an increasing reliance on performance shares or units over stock options in equity-based awards since performance shares and units reduce the dilutive effects that accompany grants of stock options. In 2014, equity grants were awarded entirely in performance shares at the senior and junior officer levels. Executive officers have continued to receive a portion of their grant in stock options, however, since stock options are a long-term award and AXA believes that executive officers should have more of a long-term focus.

Equity-based awards are granted using dollar values. These dollar values are determined by the OCC based on its review of comparable market data and individual performance. The dollar values are converted into euros using the U.S. dollar to euro exchange rate at the time of grant. The resulting euro grant value is then allocated between stock options and performance shares in accordance with the mix determined by the AXA Board of Directors. For 2014, the number of performance shares was then determined by dividing the portion of the euro grant value allocated to the performance shares by the value of one performance share as determined using a Black-Scholes pricing methodology. The number of stock options was then determined by multiplying the number of performance shares by approximately 1.67. Note that the stock option and performance share values used in determining the amount of a grant are based on assumptions which differ from the assumptions used in determining an option’s or performance share’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

11-10

2014 Grants of Equity-Based Awards

On March 24, 2014, stock option and performance shares grants were made to the Named Executive Officers by the AXA Board of Directors taking into account the available equity pool allocation and based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his current position, a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data,” and the recommendations of the AXA Equitable OCC.

For Mr. Pearson, his equity-based award was comprised of approximately 30% stock options and 70% performance shares. For the Named Executive Officers other than Mr. Pearson, the equity-based award was comprised of approximately 35% stock options and 65% performance shares. The amounts were as follows: Mr. Pearson received 123,400 stock options and 73,900 performance shares. Mr. Malmstrom received 36,620 stock options and 21,800 performance shares. Mr. Piazzolla received 22,510 stock options and 13,400 performance shares. Mr. Lane received 67,700 stock options and 40,300 performance shares. Mr. Wright received 22,510 stock options and 13,400 performance shares. Mr. Hattem received 33,940 stock options and 20,200 performance shares.

Stock Options

The stock options granted to the Named Executive Officers on March 24, 2014 have a 10-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, provided that the last third will be exercisable from March 24, 2019 only if the AXA ordinary share performs at least as well as the DowJones Europe Stoxx Insurance Index over a specified period (this performance condition applies to all of Mr. Pearson’s options). The exercise price for the options is 18.68 euro, which was the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 24, 2014.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Hattem and Mr. Pearson are currently eligible to retire, these stock options will not be forfeited due to any service condition.

Performance Shares

50% of the performance shares granted to the Named Executive Officers on March 24, 2014 have a cliff vesting schedule of three years (first tranche) and the remaining 50% have a cliff vesting schedule of four years (second tranche). The performance shares will be settled in shares.

A performance share is a “phantom” share of AXA stock that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. Performance shares are granted unearned. Under the 2014 International Performance Shares Plan, the number of shares that is earned is determined for the first tranche at the end of a two-year performance period starting on January 1, 2014 and ending on December 31, 2015 and for the second tranche at the end of a three-year performance period, starting on January 1, 2014 and ending on December 31, 2016, by multiplying the number of shares granted for the applicable tranche by a performance percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the applicable performance period. For each tranche, an additional year of service after the performance period has ended is required for the tranche to vest. If no dividend is paid by AXA during the applicable performance period, the performance percentage for the applicable tranche will be divided in half.

Performance Objectives - AXA and AXA Financial Life and Savings Operations each have their own performance objectives under the 2014 International Performance Shares Plan, with AXA Group’s performance over the applicable performance period counting for one-third and AXA Financial Life and Savings Operations’ performance over the same applicable period counting for two-thirds toward the final determination of how many performance shares a participant has earned for the applicable tranche. If performance targets are met, 100% of the performance shares of the applicable tranche initially granted is earned. Performance that exceeds the targets results in increases in the number of shares earned for the applicable tranche, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned for the applicable tranche

11-11

with a possible forfeiture of all shares for such tranche. Since AXA uses IFRS as its principal method of accounting, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

For performance shares granted under the 2014 International Performance Shares Plan, the performance objectives are:

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

Payout - The settlement of 2014 performance shares will be made in AXA ordinary shares on March 24, 2017 for the first tranche and March 24, 2018 for the second tranche or on the immediately following day that is a business day if such dates are not business days.

The 2014 plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the settlement date. Accordingly, Mr. Hattem and Mr. Pearson will still receive a payouts under this plan if they choose to retire prior to the end of the vesting period for either tranche.

Payout of 2011 Performance Units in 2014

In 2014, the Named Executive Officers received the payout of their performance units under AXA’s 2011 Performance Unit Plan. The payout of the units was in cash.

The 2011 Performance Unit Plan was similar to the 2014 International Performance Shares Plan except that 100% of the units earned were vested after three years, on March 18, 2014. Also, settlement was in cash rather than stock. As in the 2014 International Performance Shares Plan, AXA Financial Life and Savings Operations and AXA Group each had their own performance objectives under the 2011 Performance Unit Plan, with AXA Financial Life and Savings Operations’ performance over a two-year performance period (i.e., January 1, 2011 through December 31, 2012) counting for two-thirds and AXA Group’s performance over the same period counting for one-third toward the final determination of how many performance units a participant earned. AXA Group’s performance was based on net income per share while AXA Financial Life and Savings Operations’ performance was based on net income (weighted 50%) and underlying earnings (weighted 50%). The performance percentage that was ultimately achieved under the plan was 73.62%%.

Detailed information on the stock option and performance share grants for each of the Named Executive Officers in 2014 is reported in the 2014 Grants of Plan-Based Awards Table included in this Item 11.

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

11-12

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

AXA Equitable 401(k) Plan (the “401(k) Plan”). AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan with a cash or deferred arrangement, for its eligible employees, including the Named Executive Officers except for Mr. Malmstrom. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to a percentage of annual eligible compensation as defined in the plan. Before-tax and Roth 401(k) contributions are subject to contribution limits ($17,500 in 2014 and $18,000 in 2015) and compensation limits ($260,000 in 2014 and $265,000 in 2015) imposed by the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan provides participants with the opportunity to earn a discretionary profit sharing contribution and a company contribution. The discretionary profit sharing contribution for a calendar year is based on company performance for that year and ranges from 0% to 4% of annual eligible compensation (subject to Code limits). Any contribution for a calendar year is expected to be made in the first quarter of the following year. A profit sharing contribution of 2.5% of annual eligible compensation is expected to be made for the 2014 plan year. The company contribution for a calendar year is based on the following formula and subject to Code limits: (i) 2.5% of eligible compensation up to the Social Security Wage Base ($117,000 in 2014 and $118,500 in 2015) plus, (ii) 5.0% of eligible compensation in excess of the Social Security Wage Base, up to the qualified plan compensation limit ($260,000 in 2014 and $265,000 in 2015).

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

The Retirement Plan was frozen to new participants effective on December 31, 2013 and accruals of benefits generally ceased to accrue. Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account in the name of each Retirement Plan participant. The notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the social security wage base plus 10% of eligible compensation above the social security wage base up to the qualified plan compensation limit. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2014, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012, received an interest crediting rate of .25%.

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

11-13

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

AXA Financial, Inc. Excess Benefit Plan for Select Employees (the “RISPE Excess Plan”). As a former employee of MONY Life, Mr. Wright participated in the RISPE Excess Plan (prior to October 1, 2013, the Excess Benefit Plan for MONY Employees) which is sponsored by AXA Financial and allows former employees of MONY Life to earn retirement benefits in excess of what is permitted under the Code with respect to RISPE. The RISPE Excess Plan was generally frozen as of December 31, 2013. Prior to the freeze of RISPE, the RISPE Excess Plan permitted participants, including Mr. Wright, to accrue and be paid benefits that they would have earned and been paid under RISPE but for certain Code limits.

Excess 401(k) Contributions. Because we believe that excess plans are an important component of competitive market-based compensation in both our peer group and generally, AXA Equitable began providing excess 401(k) contributions for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit on January 1, 2014. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit and (ii) voluntary deferrals to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”) for the applicable year, and are made to the Post-2004 Plan. Mr. Malmstrom is not eligible to receive such excess 401(k) contributions.

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

11-14

Payments are capped at 52 weeks of base salary or, in some cases, $300,000. To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against AXA Equitable and affiliates. For Named Executive Officers, the general release and waiver of claims typically includes non-competition and non-solicitation provisions.

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”). AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Director or above. The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan. The Supplemental Severance Plan provides that eligible executives will receive, among other benefits:

•	Severance payments equal to 52 weeks of base salary, reduced by any severance payments for which the executive may be eligible under the Severance Plan;

•	Additional severance payments equal to the greater of:

•	The most recent short-term incentive compensation award paid to the executive;

•	The average of the three most recent short-term incentive compensation awards paid to the executive; and

•	The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination; and

•

A lump sum payment equal to the sum of: (a) the executive’s short-term incentive compensation for the year in which the executive receives notice of job elimination, pro-rated based on the number of the executive’s full calendar months of service in that year and (b) $40,000.

Mr. Pearson’s Employment Agreement.     Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is terminated by AXA Equitable prior to his attaining age 65 other than for cause, excessive absenteeism or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination and (iii) a cash payment equal to the additional employer contributions that Mr. Pearson would have received under the 401(k) Plan and its related excess plan for the year of his termination if those plans provided employer contributions on his severance pay. For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met for each of the two consecutive fiscal years immediately preceding the year of termination.

Mr. Wright’s Separation Agreement. Mr. Wright entered into a separation agreement whereby he resigned as Senior Executive Director and Head of Wealth Management effective September 19, 2014 and terminated employment with AXA Equitable on December 31, 2014. He will receive severance benefits under the terms of the AXA Equitable Severance Benefit Plan and the AXA Equitable Supplemental Severance Plan for Executives. His separation agreement also contains standard provisions related to confidentiality, non-disparagement, and non-solicitation/non-competition.

11-15

Change in Control Arrangements

We believe that it is important to provide our employees with a level of protection to reduce anxiety that may accompany a change in control. Accordingly, change in control benefits are provided for stock options and performance units.

For stock options granted under the Stock Option Plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.

Under the 2012 Performance Unit Plan, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units on the settlement date.

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

The incremental costs of perquisites for the Named Executive Officers during 2014 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.

Other Compensation Policies

Clawbacks

In the event an individual’s employment is terminated for cause, all stock options granted under the Stock Option Plan held by the individual are forfeited as of the date of termination. In addition, if an individual retires and induces others to leave the employment of an AXA affiliate, misuses confidential information learned while in the employ of AXA affiliate or otherwise acts in a manner that is substantially detrimental to the business or reputation of any AXA affiliate, all outstanding stock options held by the individual will be forfeited.

Share Ownership Policy

In 2014, AXA Equitable reviewed its stock ownership guidelines to determine current market practice and to reconcile its local policy to that of AXA. Based on this review, AXA Equitable decided that it was unnecessary to maintain its own stock ownership policy in addition to AXA’s policy. Accordingly, AXA Equitable’s separate stock ownership guidelines were eliminated. However, any executives who are subject to AXA’s stock ownership policy as members of AXA’s Executive Committee or Management Committee will continue to be required to meet AXA requirements. Those requirements are expressed as a multiple of annual total cash compensation, with members of AXA’s Management Committee (such as Mr. Pearson) required to hold the equivalent of their total cash compensation multiplied by 1.5 and members of AXA’s Executive Committee required to hold the equivalent of their total cash compensation by 1.

11-16

Derivatives Trading and Hedging Policies

The AXA Financial Group’s reputation for integrity and high ethical standards in the conduct of its affairs is of paramount importance to it. To preserve this reputation, all employees, including the Named Executive Officers, are subject to the AXA Financial Insider Trading Policy. This policy prohibits, among other items, all short sales of securities of AXA and its publicly-traded subsidiaries and any hedging of equity compensation awards (including stock option, performance unit, performance share or similar awards) or the securities underlying those awards. Members of AXA’s Management Committee must pre-clear with the AXA Group General Counsel any derivatives transactions with respect to AXA securities and/or the securities of other AXA Group publicly-traded subsidiaries (including AllianceBernstein).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Organization and Compensation Committee has served as an officer or employee of AXA Equitable or its subsidiaries. During 2014, none of our executive officers served as a member of the compensation committee of any entity for which a member of our Board served as an executive officer.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.

11-17

SUMMARY COMPENSATION TABLE

The following table presents the total compensation of our Named Executive Officers for services performed for the AXA Financial Group for the years ended December 31, 2012, December 31, 2013, and December 31, 2014. The amounts listed in this table as well as all other executive compensation tables reflect all payments made to the Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported in the following table includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance shares, performance units, AXA miles and stock options. The performance shares, performance units, AXA miles and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “total compensation” as described in the Compensation Discussion and Analysis.

Name	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Comp- ensation Earnings(6)	All Other Comp- ensation(7)	Total

Pearson, Mark	2014	$1,247,637		$1,543,806	$357,095	$2,439,000	$1,514,357	$695,232	$7,797,127

Chairman, President and	2013	$1,223,529		$1,518,878	$251,968	$2,437,000	$801,831	$350,092	$6,583,298

Chief Executive Officer	2012	$1,148,562		$1,203,167	$286,034	$1,779,000	$1,446,980	$101,032	$5,964,775

Malmstrom, Anders	2014	$658,228		$380,912	$96,383	$700,000	$22,498	$368,629	$2,226,650

Senior Executive	2013	$658,151		$378,888	$62,873	$725,000		$319,841	$2,144,753

Director and Chief	2012	$370,694	$150,000			$350,000	$15,138	$104,448	$990,280

Financial Officer

Lane, Nicholas	2014	$698,121		$704,164	$178,185	$1,225,000	402,199	$192,119	$3,399,788

Senior Executive Director	2013	$614,212		$694,634	$115,268	$1,035,000	63,593	$30,114	$2,552,821

Head of US Life	2012	$492,904		$620,720	$94,734	$700,000	306,755	$94,491	$2,309,604

and Retirement

Piazzolla, Salvatore	2014	$924,622		$234,139	$59,246	$945,000	525,495	$210,354	$2,898,856

Senior Executive	2013	$924,526		$284,157	$47,154	$980,000	393,075	$39,485	$2,668,397

Director and Chief	2012	$899,233		$337,354	$51,427	$840,000	$284,377	$94,351	$2,506,742

Human Resources

Officer

Wright, Robert	2014	$420,978		$279,932	$65,139			$2,497,239	$3,263,288

Senior Executive Director	2013	$420,902		$284,157	$47,154	$980,000		$32,912	$1,765,125

& Head of

Wealth Management

Hattem, Dave	2014	$545,578		$421,988	$98,216	$720,000	916,770	$152,943	$2,855,495

Senior Executive Director

& General

Counsel

11-18

(1)	The amounts in this column reflect actual salary paid in 2014.

(2)	No bonuses were paid to the Named Executive Officers in 2014.

(3)

The amounts reported in this column represent the aggregate grant date fair value of performance shares, performance units and AXA miles awarded in each year in accordance with US GAAP accounting guidance. The 2014 performance share grants were valued at target which represents the probable outcome at grant date. A maximum payout for the 2014 performance share grants would result in additional values of: Pearson $2,006,948, Malmstrom $495,186, Lane $915,413, Piazzolla $304,381, Hattem $548,584, and Wright $363,912.

(4)	The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with US GAAP accounting guidance.

(5)

The amounts reported for 2014 are the awards paid in February 2015 to each of the Named Executive Officers based on their 2014 performance. The amounts reported for 2013 are the awards paid in February 2014 to each of the Named Executive Officers based on their 2013 performance. The amounts reported for 2012 are the awards paid in February 2013 for 2012 performance.

(6)

The amounts reported represent the increase in the actuarial present value of accumulated pension benefits for each Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2012, 2013 or 2014. Mr. Wright experienced a decrease in the actuarial present value of his accumulated pension benefit in 2014. The amount of the decrease was $4,882,067 and was attributable to his receiving a lump sum distribution of $3,927,057 from the AXA Financial, Inc. Excess Benefit Plan for Select Employees. The amount of the decrease was greater than the actual amount of the lump sum distribution since the actuarial present value assumes an annuity payout and is based on a different discount rate than the lump sum calculation.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Auto Transport(a)	Excess Liability Insurance(b)	Financial Advice(c)	Tax Gross Ups(d)	Life Insurance Premiums(e)	Other Perquisites/ Benefits(f)	Total

Pearson, Mark	2014	$ 21,124	$ 4,820	$ 26,630		$ 279,276	$ 363,382	$ 695,232

	2013	$ 14,956	$ 4,722	$ 47,717		$ 263,855	$ 18,842	$ 350,092

	2012	$ 10,816	$ 4,985	$ 27,664	$ 53,138		$ 4,429	$ 101,032

Malmstrom, Anders	2014	$ 399		$ 22,375	$ 179,041	$ 3,853	$ 162,961	$ 368,629

	2013	$ 609		$ 25,168	$ 152,440	$ 2,869	$ 138,755	$ 319,841

	2012	$ 201		$ 12,897	$ 21,440	$ 757	$ 69,153	$ 104,448

Lane, Nicholas	2014	$ 439		$ 17,500		$ 1,969	$ 172,211	$ 192,119

	2013	$ 1,131		$ 15,321		$ 1,320	$ 12,342	$ 30,114

	2012	$ 724		$ 12,363	$ 41,713	$ 1,018	$ 38,673	$ 94,491

Piazzolla, Salvatore	2014	$ 738		$ 24,875		$ 3,914	$ 180,827	$ 210,354

	2013	$ 1,254		$ 24,584		$ 3,082	$ 10,565	$ 39,485

	2012	$ 398		$ 39,651	$ 39,753	$ 3,331	$ 11,218	$ 94,351

Wright, Robert	2014			$ 2,829		$ 874	$ 2,493,536	$ 2,497,239

	2013			$ 8,406		$ 14,306	$ 10,200	$ 32,912

Hattem, Dave	2014			$ 15,000		$ 4,525	$ 133,418	$ 152,943

a.

Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2014 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time. The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

b.	The company pays the premiums for excess liability insurance coverage for Mr. Pearson pursuant to his employment agreement.

c.	The company pays for financial planning and tax preparation services for each of the Named Executive Officers.

d.

In 2014, AXA Equitable reimbursed AXA Winterthur Switzerland for contributions it made to Mr. Malmstrom’s Swiss retirement plan. Mr. Malmstrom was subject to tax in the U.S. on both the amount of these contributions ($161,938) as well as his 2014 earnings in the Swiss plan ($22,778). AXA Equitable provided a tax gross-up related to both these amounts. The tax gross-up related to the contributions was $156,963 while the tax gross-up related to the earnings was $22,078.

11-19

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

f.

This column includes the amount of any employer profit sharing contributions and company contributions received by each Named Executive Officer under the AXA Equitable 401(k) Plan other than Mr. Malmstrom who does not participate in this plan ($6,500 for each applicable Named Executive Officer for the profit sharing contributions and $10,075 for each applicable Named Executive Officer for the company contributions). This column also includes the amount of any excess 401(k) contributions received by each Named Executive Officer under The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”) other than Mr. Malmstrom who is not eligible to receive such contributions. These excess 401(k) contributions were: Mr. Pearson $342,253, Mr. Lane $147,312, Mr. Piazzolla $164,252, Mr. Wright $113,887 and Mr. Hattem $115,820. For Mr. Pearson, this column includes air travel costs ($4,031) and costs related to having a guest accompany him to an event ($522). For Mr. Malmstrom, this column includes the reimbursement paid by AXA Equitable to AXA Winterthur Switzerland for its contributions to his Swiss retirement plan ($161,938) and costs related to having a guest accompany him to two events ($1,023). For Mr. Lane, this column includes certain air travel costs ($7,802) and costs related to having a guest accompany him to an event ($522). For Mr. Hattem, this column includes amounts related to having a guest accompany him to two events ($1,023). For Mr. Wright, this column includes amounts received under his separation agreement ($2,336,240.89) and unused vacation pay of $22,555.

2014 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table include both equity and non-equity awards granted during 2014.

								All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(3)	Closing Market Price on Date of Grant(4)	Grant Date Fair Value of Stock and Option Awards(5)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Pearson, Mark		-	$2,128,400	N/A

	3/24/2014				-	123,400	123,400		$25.74	$25.50	$357,095

	3/24/2014				-	73,900	96,070				$1,543,806

Malmstrom,		-	$600,000	N/A

Anders	3/24/2014				-	12,206	12,206	24,414	$25.74	$25.50	$96,383

	3/24/2014				-	21,800	28,340				$380,912

Lane, Nicholas		-	$1,000,000	N/A

	3/24/2014				-	22,566	22,566	45,134	$25.74	$25.50	$178,185

	3/24/2014				-	40,300	52,390				$704,164

Piazzolla,		-	$800,000	N/A

Salvatore	3/24/2014				-	7,504	7,504	15,006	$25.74	$25.50	$59,246

	3/24/2014				-	13,400	17,420				$234,139

Wright, Robert		-	$900,000	N/A

	3/24/2014				-	7,504	7,504	15,006	$25.74	$25.50	$65,139

	3/24/2014				-	13,400	17,420				$279,932

Hattem, Dave		-	$600,000	N/A

	3/24/2014				-	11,314	11,314	22,626	$25.74	$25.50	$98,216

	3/24/2014				-	20,200	26,260				$421,988

11-20

(1)

The target column shows the target award for 2014 for each Named Executive Officer under the AXA Equitable 2014 Short-Term Incentive Compensation Plan assuming the plan was 100% funded. There is no minimum or maximum award for any participant in this plan. The actual 2014 awards granted to the Named Executive Officers are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(2)

The second row for each Named Executive Officer shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on March 24, 2014. Except for those awarded to Mr. Pearson, these stock options have a ten-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the DowJones Europe Stoxx Insurance Index over a specified period. This performance condition applies to all of Mr. Pearson’s options. The third row for each Named Executive Officer shows the performance shares granted under the 2014 International Performance Shares Plan on March 24, 2014. 50% of these performance shares have a cliff vesting schedule of three years (first tranche) and the remaining 50% have a cliff vesting schedule of four years (second tranche). The performance shares will settle in AXA ordinary shares. Performance shares are granted unearned. Under the 2014 International Performance Shares Plan, the number of shares that is earned for the first tranche is determined at the end of a two-year performance period starting on January 1, 2014 and ending on December 31, 2015 and for the second tranche at the end of a three-year performance period, starting on January 1, 2014 and ending on December 31, 2016, by multiplying the number of shares in the applicable tranche by a performance percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the applicable performance period.

(3)

The exercise price for the stock options granted on March 24, 2014 is equal to the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 24, 2014. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 23, 2014.

(4)

The closing market price on the date of grant was determined by converting the closing AXA ordinary share price on NYSE Euronext Paris SA on March 24, 2014 to U.S. dollars using the euro to U.S. dollar exchange rate on March 24, 2014.

(5)	The amounts in this column represent the aggregate grant date fair value of stock options and performance shares granted in 2014 in accordance with US GAAP accounting guidance.

11-21

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2014

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2014. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Pearson, Mark	5,771			$25.57	03/29/15	186,332	$4,344,664	73,900	$1,723,111
	5,101			$33.57	03/31/16
	5,874		2,936	$44.60	05/10/17
	5,874		2,936	$33.21	04/01/18
	34,574			$21.59	06/10/19
	60,500			$21.08	03/19/20
	91,668		45,832	$20.63	03/18/21
	38,667		77,333	$15.96	03/16/22
			140,000	$17.83	03/22/23
			123,400	$25.74	03/24/24

Malmstrom, Anders	8,750			$21.08	03/19/20	37,583	$876,315	21,800	$508,306
	7,700		3,850	$20.63	03/18/21
	3,600	3,600	3,600	$15.96	03/16/22

		23,290	11,644	$17.83	03/22/23
		24,414	12,206	$25.74	03/24/24

Lane, Nicholas	2,748			$23.37	06/06/15	90,214	$2,103,501	40,300	$939,667
	3,794			$33.78	03/31/16
	2,803			$45.72	05/10/17
	4,520		2,258	$33.21	04/01/18
	8,605			$13.34	03/20/19
	10,500			$21.08	03/19/20
	22,374		11,187	$20.63	03/18/21
	12,807	12,807	12,805	$15.96	03/16/22
		42,698	21,348	$17.83	03/22/23
		45,134	22,566	$25.74	03/24/24

11-22

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Piazzolla, Salvatore	18,646		9,322	$20.63	03/18/21	23,971	$558,927	29,115	$678,868
	6,952	6,952	6,952	$15.96	03/16/22
		17,468	8,732	$17.83	03/22/23
		15,006	7,504	$25.74	03/24/24

Wright, Robert	41,019			$25.90	03/29/15	25,231	$588,306	29,115	$678,868
	20,872			$33.78	03/31/16
	16,821			$45.72	05/10/17
	15,446		7,722	$33.21	04/01/18
	8,357			$13.34	03/20/19

	17,031			$21.08	03/19/20
	16,222		8,110	$20.63	03/18/21
	7,318	7,318	7,317	$15.96	03/16/22
		17,468	8,732	$17.83	03/22/23

		15,006	7,504	$25.74	03/24/24

Hattem, Dave	17,153			$25.90	03/29/15	25,231	$588,306	39,408	$918,868
	9,107			$33.78	03/31/16
	7,009			$45.72	05/10/17
	4,506		2,251	$33.21	04/01/18
	6,685			$13.34	03/20/19
	10,644			$21.08	03/19/20
	13,922		6,960	$20.63	03/18/21
	7,318	7,318	7,317	$15.96	03/16/22
		21,350	10,673	$17.83	03/22/23
		22,626	11,314	$25.74	03/24/24

(1)

All stock options have ten-year terms. All stock options granted in 2014 have a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, and all stock options granted in 2008 through 2013 have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date; provided that for all these grants the last third will vest only if the AXA ordinary share performs at least as well as the Dow Jones Europe Stoxx Insurance Index during a specified period (this condition applies to all options granted to Mr. Pearson in 2014, 2013, 2012 and 2011). All stock options granted in 2007 and earlier are vested.

(2)

All stock options have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)

For Mr. Pearson, this column reflects 85,532 performance units that will vest on March 16, 2015 and 100,800 performance shares that will vest on March 22, 2016. For Mr. Malmstrom, this column reflects 12,388 performance units that will vest on March 16, 2015, 25,145 performance shares that will vest on March 22, 2016 and 50 AXA Miles that will vest on March 16, 2016. For Mr. Lane, this column reflects 44,065 performance units that will vest on March 16, 2015, 46,099 performance shares that will vest on March 22, 2016 and 50 AXA Miles that will vest on March 16, 2016. For Mr. Piazzolla, this column reflects 23,921 performance units that will vest on March 16, 2015, 18,858 performance shares that will vest on March 22, 2016 and 50 AXA Miles that will vest on March 16, 2016. For Mr. Wright, this column reflects 25,181 performance units that will vest on March 16, 2015, 18,858 performance shares that will vest on March 22, 2016 and 50 AXA Miles that will vest on March 16, 2016. For Mr. Hattem, this column reflects 25,181 performance units that will vest on March 16, 2015, 23,050 performance shares that will vest on March 22, 2016 and 50 AXA Miles that will vest on March 16, 2016.

(4)

The amounts in this column reflect unearned and unvested performance shares granted in 2014. 50% of the performance shares have a cliff vesting schedule of three years (vesting date of March 24, 2017) and the remaining 50% have a cliff vesting schedule of four years (vesting date of March 24, 2018).

11-23

OPTION EXERCISES AND STOCK VESTED IN 2014

The following table summarizes the value received from stock option exercises and stock grants vested during 2014.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)

Pearson, Mark			33,129	$870,630

Malmstrom, Anders			8,250	$216,810

Lane, Nicholas			12,079	$317,436

Piazzolla, Salvatore			10,067	$264,561

Wright, Robert			8,758	$230,160

Hattem, Dave			11,420	$300,118

(1)	This column reflects the number of performance units granted to the executives under the 2011 AXA Performance Unit Plan that vested on March 18, 2014.

(2)

The value of the performance units that vested in 2014 was equal to the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 18, 2014, converted to U.S. dollars using euro to U.S. dollar exchange rate on March 17, 2014.

11-24

PENSION BENEFITS AS OF DECEMBER 31, 2014

The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension at December 31, 2014. Note that Mr. Malmstrom does not participate in the AXA Equitable Retirement Plan and its corresponding excess plan since he continues to participate in the Switzerland retirement fund.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year

Pearson, Mark	AXA Equitable Retirement Plan	5	$64,601	-
	AXA Equitable Excess Retirement Plan	5	$652,757	-
	AXA Equitable Executive Survivor Benefit Plan	5	$3,209,361	-

Malmstrom, Anders	AXA Equitable Retirement Plan	-	-	-
	AXA Equitable Excess Retirement Plan	-	-	-
	AXA Equitable Executive Survivor Benefit Plan	-	$32,345	-

Lane, Nicholas	AXA Equitable Retirement Plan	8	$186,071	-
	AXA Equitable Excess Retirement Plan	8	$366,215	-
	AXA Equitable Executive Survivor Benefit Plan	8	$593,565	-

Piazzolla, Salvatore	AXA Equitable Retirement Plan	2	$38,021	-
	AXA Equitable Excess Retirement Plan	2	$191,745	-
	AXA Equitable Executive Survivor Benefit Plan	2	$1,074,729	-

Wright, Robert	MONY Life Retirement Income Security Plan for Employees	33	$1,691,719	-
	RISPE Excess Plan	33	$101,114	$3,927,057
	AXA Equitable Executive Survivor Benefit Plan	33	$2,203,220	-

Hattem, Dave	AXA Equitable Retirement Plan	19	$464,141	-
	AXA Equitable Excess Retirement Plan	19	$966,598	-
	AXA Equitable Executive Survivor Benefit Plan	19	$2,230,602	-

(1)

Except as described in the following sentence, the December 31, 2014 liabilities for the AXA Equitable Retirement Plan (the “Retirement Plan”), the MONY Life Retirement Income Security Plan for Employees (“RISPE”), the AXA Equitable Excess Retirement Plan (the “Excess Plan”), the AXA Financial, Inc. Excess Benefit Plan for Select Employees (the “RISPE Excess Plan”) and the AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”) were calculated using the same participant data, plan provisions and actuarial methods and assumptions used under U.S. GAAP accounting guidance. A retirement age of 65 is assumed for all pension plan calculations, except that Mr. Wright was assumed to retire on December 31, 2014 since he was eligible for unreduced plan benefits.

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

Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account for each Retirement Plan participant. This notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage

11-25

base. Eligible compensation included base salary and short-term incentive compensation and was subject to limits imposed by the Internal Revenue Code $260,000 in 2014 and $265,000 in 2015). These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2014, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012, received an interest crediting rate of .25%.

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

The Excess Plan

The Excess Plan, which was generally frozen as of December 31, 2013 allows eligible employees to earn retirement benefits in excess of what is permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code, that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

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

11-26

RISPE Excess Plan

As a former employee of MONY Life, Mr. Wright participates in the RISPE Excess Plan (prior to October 1, 2013, the Excess Benefit Plan for MONY Employees) which is sponsored by AXA Financial. Prior to the freeze of this plan on December 31, 2013, it allowed former eligible employees of MONY Life to earn retirement benefits in excess of what is permitted under the Code with respect to RISPE. Specifically, RISPE is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under RISPE and the amount of benefits RISPE may pay annually. The RISPE Excess Plan permitted participants, including Mr. Wright, to accrue and be paid benefits that they would have earned and been paid under RISPE but for these limits. The RISPE Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

None of the Named Executive Officers, except Mr. Wright, are entitled to a benefit under the RISPE Excess Plan.

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

Level 1

A participant can choose between two options at Level 1:

➢

Lump Sum Option – Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At the death of the participant, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided. Survivor Income Option – Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.

Level 1 coverage continues after retirement until the participant attains age 65.

Level 2

At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and:

(1)

Surviving Spouse Benefit Option – The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service (with a minimum duration of 5 years).

Level 2 coverage continues after retirement until the participant’s death.

Levels 3 and 4

At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and:

(1)

Surviving Spouse Income Addition Option – The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.

Participants are required to contribute annually to the cost of any option elected under Levels 3 and 4. Level 3 and 4 coverage continues after retirement until the participant’s death provided that contributions are still made by the participant until age 65.

11-27

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2014

The following table provides information on (i) compensation Mr. Wright and Mr. Hattem have elected to defer and (ii) the excess 401(k) contributions paid by AXA Equitable to all the Named Executive Officers except Mr. Malmstrom who does not participate in the AXA Equitable 401(k) Plan or receive excess 401(k) contributions since he continues to participate in the Switzerland retirement fund.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/Distributions	Aggregate Balance at at Last FYE(3)

Pearson, Mark		$342,253	$6,043		$348,297

Malmstrom, Anders

Lane, Nicholas		$147,312	$2,442		$149,754

Piazzolla, Salvatore		$164,252	$3,636		$167,888

Wright, Robert		$113,887	$3,711		$181,395

Hattem, Dave		$115,820	$54,687	$90,428	$936,068

(1)	The amounts reported in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table above.

(2)	The amounts reported in this column are not reported in the Summary Compensation Table.

(3)	The amounts in this column were not previously reported as compensation in the Summary Compensation Table for previous years.

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”).

The above table reflects amounts deferred by Mr. Wright and Mr. Hattem under the “Post-2004 Plan” and the excess 401(k) contributions made by AXA Equitable to the eligible Named Executive Officers under the same plan.

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

In addition, AXA Equitable began providing excess 401(k) contributions in the Post-2004 Plan for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit on January 1, 2014. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit and (ii) voluntary deferrals to the Post-2004 Plan for the applicable year.

11-28

The Variable Deferred Compensation Plan for Executives (the “VDCP”).

The above table also reflects amounts deferred by Mr. Hattem under the VDCP. Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 could be deferred under the VDCP.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text presents the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2014 (the “Trigger Date”). The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

Because Mr. Wright resigned as Senior Executive Director and Head of Wealth Management effective September 19, 2014 and actually terminated employment with AXA Equitable on December 31, 2014, he is not included in the discussion below. For a description of the terms of his separation agreement, please see the Compensation Discussion and Analysis.

Retirement

The Named Executive Officers would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. Note that the only Named Executive Officers eligible to retire on the Trigger Date were Mr. Pearson and Mr. Hattem.

Short-Term Incentive Compensation:     The executives may have received short-term incentive compensation awards for 2014 under the Retiree Short-Term Incentive Compensation (“STIC”) Program. Under that program, retirees who meet certain requirements are eligible to receive a prorated STIC award based on their completed months of service during the calendar year in which they retire.

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

Medical Benefits: The executives would have been entitled to access to retiree medical coverage.

ESB Plan: The executives would have been entitled to continuation of their participation in the ESB Plan described above.

11-29

Voluntary Termination Other Than Retirement

Named Executive Officers Other than Mr. Pearson and Mr. Wright

If the Named Executive Officers, other than Mr. Pearson and Mr. Wright, had voluntarily terminated employment other than by retirement on the Trigger Date:

Short-Term Incentive Compensation:     The executives would not have been entitled to any short-term incentive compensation awards for 2014.

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

Mr. Pearson

If Mr. Pearson had voluntarily terminated on the Trigger Date for “Good Reason” as described below, he would have been entitled to: (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination and (iii) a cash payment equal to the additional employer contributions that Mr. Pearson would have received under the 401(k) Plan and its related excess plan for the year of his termination if those plans provided employer contributions on his severance pay.

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

The following table quantifies severance payments or benefits Mr. Pearson would have received if he had voluntarily terminated for Good Reason on the Trigger Date:

Severance Pay	$7,378,000

Pro-Rated Bonus	$2,128,400

In addition, because Mr. Pearson would have been eligible to retire on the Trigger Date, he would have been eligible for the retirement benefits described above.

Death

If the Named Executive Officers had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation:     The executives would not have been entitled to any short-term incentive compensation awards for 2014.

11-30

Stock Options:     All stock options would have immediately vested and would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death.

Performance Units and Performance Shares:     The number of performance shares granted in 2013 and 2014 would have been multiplied by an assumed performance factor of 1.3 and the number of performance units granted in 2012 would have been multiplied by the actual performance factor for that plan. The performance units would have been valued based on the closing price of the AXA ordinary share on NYSE Euronext Paris SA and the euro to U.S. dollar exchange rate on the Trigger Date and the resulting amount would have been paid in cash to the executive’s heirs within 90 days following death. The performance shares would have been paid in AXA ordinary shares to the executive’s heirs within 90 days following death.

AXA Miles:     The executive’s heirs would receive 50 AXA ordinary shares at the end of the vesting period (i.e., March 16, 2016).

Retirement Benefits:     The executives’ heirs would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Involuntary Termination Without Cause

Named Executive Officers Other than Mr. Pearson and Mr. Wright

The Named Executive Officers, excluding Mr. Pearson and Mr. Wright, would have been eligible for severance benefits under the AXA Equitable Severance Benefit Plan, as supplemented by the AXA Equitable Supplemental Severance Plan for Executives (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-solicitation provisions.

The severance benefits would have included:

•	severance pay equal to 52 weeks’ of base salary;

•

additional severance pay equal to the greater of: (i) the most recent STIC award paid to the executive, (ii) the average of the three most recent STIC awards paid to the executive or (iii) the executive’s target STIC award for 2014;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC award for 2014 and (ii) $40,000; and

•	one year’s continued participation in the ESB Plan.

11-31

The following table lists the payments that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option, performance unit and performance shares awards:

	Severance Benefits		Equity Grants
Name	Severance	Lump Sum Payment	Stock Options	Performance Units/Shares

Malmstrom, Anders	$1,381,281	$640,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited

Lane, Nicholas	$1,730,341	$1,040,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the on\e-year severance period.	Forfeited

Piazzolla, Salvatore	$1,899,885	$840,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited

Hattem, Dave	$1,331,415	$640,000	Continued vesting in all options and ability to exercise the options through expiration date.	Would receive payouts in the same time and in the same amounts as if he had continued to be employed.

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

Change-in-Control

With the exception of Mr. Pearson, none of the Named Executive Officers are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided to all employees for their stock options and performance units.

For stock options granted under the Stock Option Plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.

11-32

Under the 2012 Performance Unit Plan, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.

As mentioned above, Mr. Pearson’s employment agreement provides that “Good Reason” includes Mr. Pearson’s termination of employment in the event of a change in control (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). Accordingly, Mr. Pearson would have been entitled to the benefits described above, subject to the same conditions. For this purpose, a change in control includes: (a) any person becoming the beneficial owner of more than 50% of the voting stock of AXA Financial, (b) AXA and its affiliates ceasing to control the election of a majority of the AXA Financial Board of directors and (c) approval by AXA Financial’s stock holders of a reorganization, merger or consolidation or sale of all or substantially all of the assets of AXA Financial unless AXA and its affiliates owned directly or indirectly more than 50% of voting power of the company resulting from such transaction.

2014 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for 2014 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and MONY Life Insurance Company of America. The amounts below include amounts paid for the directors’ services for all three boards.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(4)	Total
De Castries, Henri	-	-	$475,332	$475,332
Duverne, Denis	-	-	$316,888	$316,888
De Oliveira, Ramon	77,400	100,000	$814	$178,214
Fallon-Walsh, Barbara	115,235	100,000	$2,016	$217,251
Hale, Danny L.	102,600	100,000	$4,338	$206,938
Hamilton, Anthony L.(5)	37,387	65,255	-	$102,642
Kraus, Peter S.	-	-	-	-
Scott, Bertram	87,600	100,000	$1,135	$188,735
Slutsky, Lorie A.	91,000	100,000	$889	$191,889
Vaughan, Richard C.	109,100	100,000	$1,488	$210,588

(1)	For 2014, each of our non-officer directors received the following cash compensation:
•	$75,000 cash retainer (pro-rated for partial years of service);
•	$1,200 for each special board meeting attended;
•	$1,500 for each Audit Committee meeting attended; and
•	$1,200 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received a $10,000 retainer and the Chairman of the Audit Committee received a $12,500 retainer.

(2)

The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2014 in accordance with U.S. GAAP accounting guidance. As of December 31, 2014, our directors had outstanding restricted stock awards in the following amounts:

Mr. De Oliveira	5,158 restricted shares
Ms. Fallon-Walsh	3,423 restricted shares
Mr. Hale	5,158 restricted shares
Mr. Hamilton	4,629 restricted shares
Mr. Scott	3,423 restricted shares
Ms. Slutsky	5,158 restricted shares
Mr. Vaughan	5,158 restricted shares

11-33

(3)	As of December 31, 2014, our directors had outstanding stock options in the following amounts:

Mr. De Oliveira	4,361 options
Ms. Fallon-Walsh	2,127 options
Mr. Hale	6,303 options
Mr. Hamilton	15,960 options
Mr. Scott	2,127 options
Ms. Slutsky	13,305 options
Mr. Vaughan	6,303 options

(4)

For Mr. De Castries and Mr. Duverne, this column lists amounts received for services performed for AXA Financial ($480,480 for Mr. De Castries and $320,320 for Mr. Duverne). For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or event.

(5)	Mr. Hamilton retired on May 14, 2014.

The Equity Plan for Directors

Under the current terms of The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:

➢	a restricted stock award (granted in the first quarter); and
➢	a stock retainer of $55,000, payable in two installments in June and December.

For calendar years prior to 2014, non-officer directors were also granted option awards each year.

Stock Options

The value of the stock option grants were determined using the Black-Scholes methodology or other methodology used with respect to option awards contemporaneously made to employees. The options are subject to a four-year vesting schedule whereby one-third of each grant vests on the second, third and fourth anniversaries of the grant date.

Restricted Stock

The number of shares of restricted stock to be granted to each non-officer director is determined by dividing $45,000 by the fair market value of the stock on the applicable grant date (rounded down to the nearest whole number). During the restricted period, the directors are entitled to exercise full voting rights on the restricted stock and receive all dividends and distributions. The restricted stock has a three-year cliff vesting schedule.

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

Deferrals of Restricted Stock and Stock Retainer

Non-officer directors may elect to defer receipt of at least ten percent of their stock retainer and/or restricted stock awards. Upon deferral, the director receives deferred stock units in the same number and with the same vesting restrictions, if any, as the underlying awards. The director is entitled to receive dividend equivalents on such deferred stock units, if applicable. The deferred stock units will be distributed in stock on an elected distribution date or upon the occurrence of certain events. Upon retiring, Mr. Hamilton received a distribution of deferred stock units in an amount of $1,027,999.91.

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

11-34

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

11-35

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

12-1

SECURITY OWNERSHIP BY MANAGEMENT

The following tables set forth, as of December 31, 2014, certain information regarding the beneficial ownership of common stock of AXA and of AB Holding Units and AB Units by each of our directors and executive officers and by all of our directors and executive officers as a group.

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Mark Pearson(2)	495,096	*

Henri de Castries(3)	4,349,340	*

Ramon de Oliveria(4)	17,164	*

Denis Duverne(5)	2,457,901	*

Barbara Fallon-Walsh(6)	10,338	*

Danny L. Hale(7)	22,429	*

Peter S. Kraus	--	*

Bertram L. Scott(8)	10,343	*

Lorie A. Slutsky(9)	38,519	*

Richard C. Vaughan(10)	22,536	*

Priscilla S. Brown	--	*

Dave S. Hattem(11)	148,787	*

Nick Lane(12)	155,895	*

Anders Malmstrom(13)	60,036	*

Salvatore Piazzolla(14)	59,537	*

Sharon Ritchey(15)	21,800	*

executive officers as a group (16 persons)(16)	7,869,721	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 250,966 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 157,900 unvested AXA performance shares subject to achievement of internal performance conditions.

(3)

Includes 2,564,763 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 291,771 unvested AXA performance shares subject to achievement of internal performance conditions.

(4)	Includes 745 shares Mr. de Oliveira can acquire within 60 days under option plans.

(5)	Includes 1,619,749 shares Mr. Duverne can acquire within 60 days under option plans.

(6)	Includes 9,791 deferred stock units under The Equity Plan for Directors.

(7)	Includes 2,040 shares Mr. Hale can acquire within 60 days under option plans.

(8)	Includes 8,221 deferred stock units under The Equity Plan for Directors.

(9)	Includes (i) 9,042 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 29,477 deferred stock units under The Equity Plan for Directors.

(10)	Includes 2,040 shares Mr. Vaughan can acquire within 60 days under option plans.

(11)	Includes 76,344 shares Mr. Hattem can acquire within 60 days under option plans. Also includes 39,408 unvested AXA performance shares subject to achievement of internal performance conditions.

(12)	Includes 68,151 shares Mr. Lane can acquire within 60 days under option plans. Also includes 78,716 unvested AXA performance shares subject to achievement of internal performance conditions.

(13)	Includes 16,200 shares Mr. Malmstrom can acquire within 60 days under option plans. Also includes 42,754 unvested AXA performance shares subject to achievement of internal performance conditions.

(14)	Includes 25,598 shares Mr. Piazzolla can acquire within 60 days under option plans. Also includes 29,115 unvested AXA performance shares subject to achievement of internal performance conditions.

(15)	Includes 21,800 unvested AXA performance shares subject to achievement of internal performance conditions.

(16)	Includes 4,635,638 shares the directors and executive officers as a group can acquire within 60 days under option plans.

12-2

AB Holding Units and AB Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.

Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units

Mark Pearson(1)	--	*	--

Henri de Castries(1)	2,000	*	--

Ramon de Oliveira(1)	--	*	--

Denis Duverne(1)	2,000	*	--

Barbara Fallon-Walsh(1)	--	*	--

Danny L. Hale(1)	--	*	--

Peter S. Kraus(1) (2)	4,337,643	4.3%	--

Bertram L. Scott(1)	--	*	--

Lorie A. Slutsky(1) (3)	63,198	*	--

Richard C. Vaughan(1)	--	*	--

Priscilla S. Brown(1)	--	*	--

Dave S. Hattem(1)	--	*	--

Nick Lane(1)	--	*	--

Anders Malmstrom(1)	--	*	--

Salvatore Piazzolla(1)	--	*	--

Sharon Ritchey(1)	--	*	--

All directors, director nominees and executive officer of as a group (16 persons)(4)	4,404,841	4.3%	--

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

(2)	Includes 3,266,463 restricted Holding Units awarded to Mr. Kraus’s pursuant to his employment agreements with AB.

(3)	Includes 40,776 Holding Units Ms. Slutsky can acquire within 60 days under an AB option plan.

(4)	Includes 40,776 Holding Units the directors and executive officers as a group can acquire within 60 days under an AB option plan.

12-3

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Insurance

POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

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

Investment Management

The partnership agreements for each of AB Holding and AB expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AB Holding and AB if the terms of the transaction are approved by AllianceBernstein Corporation (the “General Partner”) in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, AB’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AB’s audit committee for review and approval. AB is not aware of any transaction during 2014 between it and any related person with respect to which these procedures were not followed.

13-1

AB does not have written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of its employees are established in accordance with AB’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

For additional information about AB’s related party transactions, see the AB 10-K.

TRANSACTIONS BETWEEN AXA EQUITABLE AND AFFILIATES

The following tables summarize transactions between AXA Equitable and related persons during 2014. The first set of tables summarize services that related persons provided to AXA Equitable, and the second set of tables summarize services that AXA Equitable provided to related persons:

INSURANCE(1)

Parties	General Description of Relationship	Amount Paid or Accrued in 2014

AXA Distribution Holding Corporation (“AXA Distribution”)(2) (3) and its subsidiaries	We pay commissions and fees to AXA Distribution and its subsidiaries for the sale of our insurance products.	$615,808,748

AXA Technology Services America, Inc. (“AXA Tech”)(3)	AXA Tech provides certain technology related services, including data processing services and functions.	$107,520,000

AXA Financial(3)	We reimburse AXA Financial for expenses related to the Excess Retirement Plan, Supplemental Executive Retirement Plan and Certain other employee benefit plans that provide participants with Medical, life insurance and deferred compensation benefits.	$28,813,152

GIE Informatique AXA (“GIE Informatique”)(3)	GIE Informatique provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$11,752,973

AXA Business Service Private Ltd. (“ABS”)(3)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$11,136,842

AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)(3)	AXA Group Solutions provides maintenance and development support for applications.	$2,962,808

AXA Global Life(3)	AXA Global Life provides certain services to our life business and advice on our strategic initiative.	$1,091,583

GIE AXA Universite (“GIE Universite”)(3)	GIE Universite provides management training seminars to our management employees.	$268,946

AXA Liabilities Manager (“AXA LM”)(3)	AXA LM provides accounting services and claims managements services to the accident and health reinsurance pools we participate in.	$72,636

13-2

INVESTMENT MANAGEMENT(5)

Parties	General Description of Relationship	Amount Paid or Accrued in 2014

AXA Advisors LLC (“AXA Advisors”)(3) (5)	AXA Advisors distributes certain of AB’s retail products and provides private client referrals.	$16,255,000

AXA Group Solutions(3)	AXA Group Solutions provides maintenance and development support for applications.	$5,252,000

ABS(3)	ABS provides data processing services and support for certain investment operations functions.	$4,753,000

AXA Technology Services India Pvt. Ltd. (“AXA Tech India”)(3)	AXA Tech India provides certain data processing services and functions.	$3,629,000

AXA Wealth(3)	AXA Wealth provides portfolio-related services for assets AB manages under the AXA Corporate Trustee Investment Plan.	$1,876,000

AXA Advisors(3) (5)	AXA Advisors sells shares of ABs mutual funds under Distribution Services and Educational Support agreements.	$1,457,000

GIE(3)	GIE provides cooperative technology development and procurement services.	$982,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(3)	Each entity is an indirect wholly-owned subsidiary of AXA.
(4)	AB or one of its subsidiaries is a party to each transaction.
(5)	AXA Advisors is an indirect wholly-owned subsidiary of AXA Financial.

INSURANCE(1)

Parties	General Description of Relationship	Amount Received or Accrued in 2014

AXA Distribution Holding and its subsidiaries(4) (5)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution Holding and its subsidiaries.	$324,748,092

MONY Life Insurance Company of America (“MLOA”)(2) (5)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MLOA	$67,404,204

U.S. Financial Life Insurance(3) (5) Company (“USFL”)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to USFL	$6,796,124

AXA Investment Managers (“AXA IM”), AXA Tech and AXA LM(5)	Employees of these entities and/or their subsidiaries are enrolled in certain of our employee benefit plans and and we provide certain facilities to AXA Tech.	$5,877,570

GIE(5)	We administer the AXA Group Intranet site.	$4,835,025

AXA Corporate Solutions Life Reinsurance Company (“ACS”)(5)	We provide certain administrative services to ACS including, but not limited to marketing, branding, finance, strategy and legal.	$3,618,715

MONY Life Insurance Company of the Americas, Ltd (MLICA)(5)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to MONY America	$457,072

AXA Equitable Life and Annuity Company (“AXA L&A”)(5) (7)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA L&A.	$311,880

AXA Arizona(5) (6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA Arizona.	$65,454

13-3

INVESTMENT MANAGEMENT(7)

Parties	General Description of Relationship(8)	Amount Paid or Accrued in 2014

AXA Life Japan Limited(5)		$18,680,000

AXA AB Funds	AllianceBernstein provides investment management services and ancillary accounting services.	$14,115,000

AXA Arizona(5) (6)		$9,732,000

AXA Switzerland Life(5)		$5,665,000

AXA Hong Kong Life(5)		$4,995,000

AXA France(5)		$4,238,000

AXA U.K. Pensions Scheme(5)		$3,965,000

AXA Belgium(5)		$2,334,000

AXA Germany(5)		$1,231,000

MONY America(2) (5)		$1,176,000

AXA Investment Managers, Ltd. Paris(5)		$887,000

AXA Corporate Solutions(5)		$824,000

AXA General Insurance Hong Kong Ltd. (5)		$613,000

AXA Mediterranean(5)		$489,000

USFL(3) (5)		$426,000

AXA Switzerland Property and Casualty(5)		$363,000

AIM Deutschland GmbH(5)		$244,000

AXA Insurance Company(5)		$155,000

Coliseum Reinsurance(5)		$111,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	MONY America is an indirect wholly-owned subsidiary of AXA Financial.
(3)	USFL is an indirect wholly-owned subsidiary of AXA Financial.
(4)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(5)	Each entity is an indirect wholly owned subsidiary of AXA.
(6)	AXA Arizona is an indirect wholly owned subsidiary of AXA Financial.
(7)	AXA L&A is an indirect wholly-owned subsidiary of AXA Financial.
(8)	AB or one of its subsidiaries is a party to each transaction.
(9)	AB provides investment management services unless otherwise indicated.

13-4

ADDITIONAL TRANSACTIONS WITH RELATED PERSONS

Reinsurance

AXA Equitable ceded to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Ceded premiums in 2014 to AXA Arizona totaled $453,077,623. Ceded claims paid in 2014 were $83,196,750.

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

Premiums earned from the above mentioned affiliated reinsurance transactions in 2014 totaled $22,293,641. Claims and expenses paid in 2014 were $10,234,948.

Loans from Affiliates

In 2005, AXA Equitable issued a surplus note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and was scheduled to mature on December 1, 2035. In December 2014, AXA Equitable repaid this note at par value plus interest accrued of $1 million to AXA Financial.

In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note pays interest semi-annually and was scheduled to mature on December 1, 2018. In June 2014, AXA Equitable repaid this note at par value plus interest accrued of $3 million to AXA Financial.

Loans to Affiliates

In September 2007, AXA issued $650 million 5.4% Senior Unsecured Note to AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

In June 2009, AXA Equitable sold a jointly owned real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property. In November 2014, this loan was refinanced and a new $382 million, seven year term loan with an interest rate of 4.0% was issued.

In third quarter 2013, AXA Equitable purchased at fair value, AXA Arizona’s $50 million note receivable from AXA for $56 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

Other Transactions

AXA Equitable reimburses AXA Financial for expenses related to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life and insurance, and deferred compensation benefits. Such reimbursement was based on the costs to AXA Financial of the benefits which total $28,813,152 for 2014.

DIRECTOR INDEPENDENCE

See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

13-5

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Equitable’s annual financial statements for 2014 and 2013, and fees for other services rendered by PwC:

	2014	2013
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$10,304	$10,075
Audit related fees	3,801	3,670
Tax fees	2,358	2,226
All other fees	648	553

Total	$17,111	$16,524

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

All services provided by PwC in 2014 were pre-approved in accordance with the procedures described above.

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

Date: March 10, 2015	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board, President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson Mark Pearson	Chairman of the Board, President and Chief Executive Officer, Director	March 10, 2015

/s/ Anders Malmstrom Anders Malmstrom	Senior Executive Director and Chief Financial Officer	March 10, 2015

/s/ Andrea Nitzan Andrea Nitzan	Executive Director, Chief Accounting Officer and Controller	March 10, 2015

/s/ Henri de Castries Henri de Castries	Director	March 10, 2015

/s/ Ramon de Oliveira Ramon de Oliveira	Director	March 10, 2015

/s/ Denis Duverne Denis Duverne	Director	March 10, 2015

/s/ Barbara Fallon-Walsh Barbara Fallon-Walsh	Director	March 10, 2015

/s/ Danny L. Hale Danny L. Hale	Director	March 10, 2015

/s/ Peter S. Kraus Peter S. Kraus	Director	March 10, 2015

/s/ Bertram L. Scott Bertram L. Scott	Director	March 10, 2015

/s/ Lorie A. Slutsky Lorie A. Slutsky	Director	March 10, 2015

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 10, 2015

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value

2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Paticipations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference

3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.3	Fiscal Agency Agreement between Equitable Life and the Chase Manhattan Bank, N.A.	Filed as Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

10.4	Distribution and Servicing Agreement between AXA Advisors (as Successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.5	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.6	General Agent Sales Agreement between Equitable Life and AXA Network, dated as of January 1, 2000	Filed as Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.7	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.8	Confidential Separation Agreement and General Release between Andrew J McMahon and AXA Equitable	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

E-2

10.9	Confidential Separation Agreement and General Release between Robert O. Wright and AXA Equitable	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

13.1	AllianceBernstein Risk Factors	Filed herewith	EX-13.1

21	Subsidiaries of the registrant	Filed herewith	EX-21

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2

101.INS	XBRL Instance Document	Filed herewith	EX-101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-3