Form 10-Q
period 2015-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2015-05-08
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$34,136	$33,034
Mortgage loans on real estate	6,516	6,463
Policy loans	3,386	3,408
Other equity investments	1,723	1,757
Trading securities, at fair value	5,614	5,143
Other invested assets	1,684	1,978

Total investments	53,059	51,783
Cash and cash equivalents	2,869	2,716
Cash and securities segregated, at fair value	520	476
Broker-dealer related receivables	2,402	1,899
Deferred policy acquisition costs	4,086	4,271
Goodwill and other intangible assets, net	3,755	3,762
Amounts due from reinsurers	4,044	4,051
Loans to affiliates	1,087	1,087
Guaranteed minimum income benefit reinsurance contract asset, at fair value	11,401	10,711
Other assets	4,271	4,190
Separate Accounts’ assets	112,967	111,059

Total Assets	$200,461	$196,005

LIABILITIES
Policyholders’ account balances	$32,049	$31,848
Future policy benefits and other policyholders’ liabilities	23,948	23,484
Broker-dealer related payables	1,506	1,501
Amounts due to reinsurers	58	74
Customers related payables	1,683	1,501
Short-term debt	701	689
Current and deferred income taxes	5,250	4,785
Other liabilities	3,091	2,939
Separate Accounts’ liabilities	112,967	111,059

Total liabilities	181,253	177,880

Commitments and contingent liabilities (Notes 10 and 11)

Redeemable Noncontrolling Interest	$17	$17

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,960	5,957
Retained earnings	9,568	8,809
Accumulated other comprehensive income (loss)	706	351

Total AXA Equitable’s equity	16,236	15,119

Noncontrolling interest	2,955	2,989

Total equity	19,191	18,108

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$200,461	$196,005

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

QUARTERS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$886	$813
Premiums	140	151
Net investment income (loss):
Investment income (loss) from derivative instruments	337	506
Other investment income (loss)	531	595

Total net investment income (loss)	868	1,101

Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	(13)
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized	(2)	(13)
Other investment gains (losses), net	(1)	15

Total investment gains (losses), net	(3)	2

Commissions, fees and other income	986	943
Increase (decrease) in the fair value of the reinsurance contract asset	690	696

Total revenues	3,567	3,706

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	923	812
Interest credited to policyholders’ account balances	320	296
Compensation and benefits	447	430
Commissions	274	286
Distribution related payments	101	97
Amortization of deferred sales commissions	12	9
Interest expense	5	18
Amortization of deferred policy acquisition costs	140	16
Capitalization of deferred policy acquisition costs	(144)	(159)
Rent expense	39	43
Amortization of other intangible assets	7	7
Other operating costs and expenses	313	340

Total benefits and other deductions	2,437	2,195

Earnings (loss) from operations, before income taxes	1,130	1,511
Income tax (expense) benefit	(276)	(455)

Net earnings (loss)	854	1,056
Less: net (earnings) loss attributable to the noncontrolling interest	(95)	(79)

Net Earnings (Loss) Attributable to AXA Equitable	$759	$977

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

QUARTERS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$854	$1,056

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	327	353
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	19	19

Total other comprehensive income (loss), net of income taxes	346	372

Comprehensive income (loss)	1,200	1,428

Less: Comprehensive (income) loss attributable to noncontrolling interest	(86)	(81)

Comprehensive Income (Loss) Attributable to AXA Equitable	$1,114	$1,347

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

QUARTERS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,957	5,934
Changes in capital in excess of par value	3	10

Capital in excess of par value, end of period	5,960	5,944

Retained earnings, beginning of year	8,809	5,205
Net earnings (loss)	759	977

Retained earnings, end of period	9,568	6,182

Accumulated other comprehensive income (loss), beginning of year	351	(603)
Other comprehensive income (loss)	355	370

Accumulated other comprehensive income (loss), end of period	706	(233)

Total AXA Equitable’s equity, end of period	16,236	11,895

Noncontrolling interest, beginning of year	2,989	2,903
Repurchase of AllianceBernstein Holding units	(12)	(2)
Net earnings (loss) attributable to noncontrolling interest	95	79
Dividends paid to noncontrolling interest	(118)	(121)
Other comprehensive income (loss) attributable to noncontrolling interest	(9)	2
Other changes in noncontrolling interest	10	10

Noncontrolling interest, end of period	2,955	2,871

Total Equity, End of Period	$19,191	$14,766

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)

Net earnings (loss)	$854	$1,056
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	320	296
Universal life and investment-type product policy fee income	(886)	(813)
Net change in broker-dealer and customer related receivables/payables	63	(100)
(Income) loss related to derivative instruments	(337)	(506)
Change in reinsurance recoverable with affiliate	(40)	(6)
Investment (gains) losses, net	3	(2)
Change in segregated cash and securities, net	(44)	81
Change in deferred policy acquisition costs	(4)	(143)
Change in future policy benefits	397	282
Change in current and deferred income taxes	284	449
Change in accounts payable and accrued expenses	209	(156)
Change in the fair value of the reinsurance contract asset	(690)	(696)
Amortization of deferred compensation	2	6
Amortization of deferred sales commission	12	9
Other depreciation and amortization	32	27
Amortization of reinsurance cost	56	55
Amortization of other intangibles	7	7
Other, net	25	(70)

Net cash provided by (used in) operating activities	263	(224)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,268	633
Sales of investments	406	106
Purchases of investments	(2,195)	(689)
Purchases of trading account securities	(4,957)	(940)
Sales, maturities and repayments of trading account securities	4,471	689
Cash settlements related to derivative instruments	600	264
Change in short-term investments	4	(240)
Investment in capitalized software, leasehold improvements and EDP equipment	(12)	(26)
Other, net	15	5

Net cash provided by (used in) investing activities	(400)	(198)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2015 AND 2014 - CONTINUED

(UNAUDITED)

	2015	2014
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$1,001	$1,147
Withdrawals	(223)	(288)
Change in short-term financings	16	109
Change in collateralized pledged assets	30	24
Change in collateralized pledged liabilities	(1)	238
Repurchase of AllianceBernstein Holding units	(17)	(4)
Distribution to noncontrolling interests in consolidated subsidiaries	(118)	(121)
Increase (decrease) in Securities sold under agreement to repurchase	17	—
Change in securities sold under resale agreement	(412)	—
Other, net	6	5

Net cash provided by (used in) financing activities	299	1,110

Effect of exchange rate changes on cash and cash equivalents	(9)	2

Change in cash and cash equivalents	153	690
Cash and cash equivalents, beginning of year	2,716	2,283

Cash and Cash Equivalents, End of Period	$2,869	$2,973

Supplemental cash flow information:
Interest Paid	$6	$—

Income Taxes Paid (Refunded)	$106	$7

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

At March 31, 2015 and December 31, 2014, the Company’s economic interest in AllianceBernstein was 32.2% and 32.2%. At March 31, 2015 and December 31, 2014, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was 62.8% and 62.7%.

The terms “first quarter 2015” and “first quarter 2014” refer to the three months ended March 31, 2015 and 2014, respectively. Certain reclassifications have been made in the amounts presented in prior periods to conform those periods to the current presentation.

2)	SIGNIFICANT ACCOUNTING POLICIES

Accounting for Variable Annuities with GMDB and GMIB Features

Future claims exposure on products with guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are sensitive to movements in the equity markets and interest rates. The Company has in place various hedging programs utilizing derivatives that are designed to mitigate the impact of movements in equity markets and interest rates. The accounting for these various hedging programs does not qualify for hedge accounting treatment. As a result, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves and deferred policy acquisition costs (“DAC”) will be recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2014, under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.

GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. The changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves and DAC for GMIB are recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2014 under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.

Adoption of New Accounting Pronouncements

In June 2014, the FASB issued new guidance for repurchase-to-maturity transactions, repurchase financings and added disclosure requirements, which aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements. The new guidance also requires additional disclosures about repurchase agreements and similar transactions. The accounting changes and disclosure requirements were effective for interim or annual periods beginning after December 15, 2014. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

The FASB issued new guidance that allows investors to elect to use the proportional amortization method to account for investments in qualified affordable housing projects if certain conditions are met. Under this method, which replaces the effective yield method, an investor amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense. The guidance also introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. The guidance was effective for annual periods beginning after December 15, 2014. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2015, the FASB issued new guidance, simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance is effective retrospectively for interim or annual periods beginning after December 15, 2015. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

Out of Period Adjustments

AXA Equitable recorded an out-of-period adjustment in its financial statements related to model refinements decreasing the gross GMDB and GMIB liabilities by $130 million and the ceded GMDB liabilities by $20 million, resulting in a net decrease to policyholders’ benefits of $110 million in the first quarter ended March 31, 2014.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)
	(In Millions)
March 31, 2015:
Fixed Maturity Securities:
Corporate	$20,443	$1,738	34	$22,147	$—
U.S. Treasury, government and agency	7,687	1,007	22	8,672	—
States and political subdivisions	441	84	—	525	—
Foreign governments	396	51	10	437	—
Commercial mortgage-backed	813	24	132	705	10
Residential mortgage-backed(1)	717	45	—	762	—
Asset-backed(2)	79	14	1	92	3
Redeemable preferred stock	727	73	4	796	—

Total Fixed Maturities	31,303	3,036	203	34,136	13

Equity securities	38	—	—	38	—

Total at March 31, 2015	$31,341	$3,036	$203	$34,174	$13

December 31, 2014:
Fixed Maturity Securities:
Corporate	$20,742	$1,549	$71	$22,220	$—
U.S. Treasury, government and agency	6,685	672	26	7,331	—
States and political subdivisions	441	78	—	519	—
Foreign governments	405	48	7	446	—
Commercial mortgage-backed	855	22	142	735	10
Residential mortgage-backed(1)	752	43	—	795	—
Asset-backed(2)	86	14	1	99	3
Redeemable preferred stock	829	70	10	889	—

Total Fixed Maturities	30,795	2,496	257	33,034	13

Equity securities	36	2	—	38	—

Total at December 31, 2014	$30,831	$2,498	$257	$33,072	$13

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2015 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at March 31, 2015

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$1,751	$1,778
Due in years two through five	6,585	7,156
Due in years six through ten	10,365	11,004
Due after ten years	10,266	11,843

Subtotal	28,967	31,781
Commercial mortgage-backed securities	813	705
Residential mortgage-backed securities	717	762
Asset-backed securities	79	92

Total	$30,576	$33,340

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the first quarters of 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In Millions)

Proceeds from sales	$360	$48

Gross gains on sales	$5	$10

Gross losses on sales	$(4)	$(1)

Total OTTI	$(2)	$(13)
Non-credit losses recognized in OCI	—	—

Credit losses recognized in earnings (loss)	$(2)	$(13)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2015	2014
	(In Millions)

Balances at January 1,	$(254)	$(370)
Previously recognized impairments on securities that matured, paid, prepaid or sold	18	50
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	(2)	(13)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at March 31,	$(238)	$(333)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2015	2014
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$6	$10
All other	2,827	2,229
Equity securities	—	2

Net Unrealized Gains (Losses)	$2,833	$2,241

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(6)	—	—	—	(6)
Reclassification adjustment:
Included in Net earnings (loss)	2	—	—	—	2
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	1	—	1

Balance, March 31, 2015	$6	$—	$1	$(3)	$4

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	4	—	—	—	4
Reclassification adjustment:
Included in Net earnings (loss)	2	—	—	—	2
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	(5)	—	(5)

Balance, March 31, 2014	$(22)	$1	$5	$5	$(11)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	600	—	—	—	600
Reclassification adjustment:
Included in Net earnings (loss)	(4)	—	—	—	(4)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(15)	—	—	(15)
Deferred income taxes	—	—	—	(184)	(184)
Policyholders’ liabilities	—	—	(62)	—	(62)

Balance, March 31, 2015	$2,827	$(137)	$(430)	$(794)	$1,466

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	598	—	—	—	598
Reclassification adjustment:
Included in Net earnings (loss)	(8)	—	—	—	(8)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(3)	—	—	(3)
Deferred income taxes	—	—	—	(189)	(189)
Policyholders’ liabilities	—	—	(46)	—	(46)

Balance, March 31, 2014	$1,197	$(110)	$(291)	$(279)	$517

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 400 issues at March 31, 2015 and the 601 issues at December 31, 2014 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

March 31, 2015:
Fixed Maturity Securities:
Corporate	$1,324	$(20)	$370	$(14)	$1,694	$(34)
U.S. Treasury, government and agency	1,355	(22)	—	—	1,355	(22)
States and political subdivisions	1	—	—	—	1	—
Foreign governments	17	—	55	(10)	72	(10)
Commercial mortgage-backed	38	(6)	338	(126)	376	(132)
Residential mortgage-backed	4	—	34	—	38	—
Asset-backed	1	—	19	(1)	20	(1)
Redeemable preferred stock	79	(1)	112	(3)	191	(4)

Total	$2,819	$(49)	$928	$(154)	$3,747	$(203)

December 31, 2014:
Fixed Maturity Securities:
Corporate	$1,314	$(29)	$1,048	$(42)	$2,362	$(71)
U.S. Treasury, government and agency	280	(6)	373	(20)	653	(26)
States and political subdivisions	21	—	—	—	21	—
Foreign governments	27	(1)	65	(6)	92	(7)
Commercial mortgage-backed	37	(2)	355	(140)	392	(142)
Residential mortgage-backed	—	—	35	—	35	—
Asset-backed	—	—	20	(1)	20	(1)
Redeemable preferred stock	42	—	169	(10)	211	(10)

Total	$1,721	$(38)	$2,065	$(219)	$3,786	$(257)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2015 and December 31, 2014 were $148 million and $146 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2015 and December 31, 2014, respectively, approximately $1,664 million and $1,788 million, or 5.3% and 5.8%, of the $31,303 million and $30,795 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $65 million and $85 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and 2014, respectively, the $154 million and $219 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either March 31, 2015 or 2014. As of March 31, 2015 and December 31, 2014, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At March 31, 2015 and December 31, 2014, respectively, the Company owned $8 million and $8 million in RMBS backed by subprime residential mortgage loans and $7 million and $7 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2015, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $18 million.

For the first quarters of 2015 and 2014, investment income is shown net of investment expenses of $11 million and $18 million, respectively.

At March 31, 2015 and December 31, 2014, respectively, the amortized cost of the Company’s trading account securities was $5,592 million and $5,160 million with respective fair values of $5,614 million and $5,143 million. Also at March 31, 2015 and December 31, 2014, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $198 million and $197 million and costs of $184 million and $185 million as well as other equity securities with carrying values of $38 million and $38 million and costs of $38 million and $36 million.

In the first quarters of 2015 and 2014, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $12 million and $13 million, were included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a break down of Net investment income from trading account securities during the first quarters of 2015 and 2014:

Net investment income (loss) from trading securities

	March 31,
	2015	2014
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$33	$7
Net investment gains (losses) recognized on securities sold during the period	—	—

Unrealized and realized gains (losses) on trading securities arising during the period	33	7

Interest and dividend income from trading securities	2	8

Net investment income (loss) from trading securities	35	15

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2015 and December 31, 2014, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $89 million and $89 million, respectively.

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

Troubled Debt Restructuring - Modifications

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)

March 31, 2015
Troubled debt restructurings:
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the first quarter of 2015.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first quarters of 2015 and 2014 was as follows:

	2015	2014
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$37	$42
Charge-offs	—	—
Recoveries	—	—
Provision	—	—

Ending balance, March 31,	$37	$42

Ending balance, March 31,:
Individually Evaluated for Impairment	$37	$42

There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2015 and 2014.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2015 and December 31, 2014, before adjustments for valuation allowance.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2015

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$335	$—	$58	$—	$72	$—	$465
50% - 70%	994	422	704	957	78	—	3,155
70% - 90%	211	—	83	255	65	—	614
90% plus	156	—	—	—	—	47	203

Total Commercial Mortgage Loans	$1,696	$422	$845	$1,212	$215	$47	$4,437

Agricultural Mortgage Loans(1)
0% - 50%	$187	$106	$232	$413	$230	$51	$1,219
50% - 70%	145	86	195	241	184	44	895
70% - 90%	—	—	2	—	—	—	2
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$332	$192	$429	$654	$414	$95	$2,116

Total Mortgage Loans(1)
0% - 50%	$522	$106	$290	$413	$302	$51	$1,684
50% - 70%	1,139	508	899	1,198	262	44	4,050
70% - 90%	211	—	85	255	65	—	616
90% plus	156	—	—	—	—	47	203

Total Mortgage Loans	$2,028	$614	$1,274	$1,866	$629	$142	$6,553

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2014

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$335	$—	$—	$59	$34	$—	$428
50% - 70%	963	440	872	839	54	—	3,168
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203

Total Commercial Mortgage Loans	$1,665	$440	$933	$1,163	$167	$47	$4,415

Agricultural Mortgage Loans(1)
0% - 50%	$184	$100	$232	$408	$206	$50	$1,180
50% - 70%	143	87	201	223	204	47	905
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$327	$187	$433	$631	$410	$97	$2,085

Total Mortgage Loans(1)
0% - 50%	$519	$100	$232	$467	$240	$50	$1,608
50% - 70%	1,106	527	1,073	1,062	258	47	4,073
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203

Total Mortgage Loans	$1,992	$627	$1,366	$1,794	$577	$144	$6,500

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2015 and December 31, 2014, respectively, before adjustments for valuation allowances.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

March 31, 2015
Commercial	$—	$—	$—	$—	$4,437	$4,437	$—
Agricultural	21	35	1	57	2,059	2,116	1

Total Mortgage Loans	$21	$35	$1	$57	$6,496	$6,553	$1

December 31, 2014
Commercial	$—	$—	$—	$—	$4,415	$4,415	$—
Agricultural	1	7	3	11	2,074	2,085	3

Total Mortgage Loans	$1	$7	$3	$11	$6,489	$6,500	$3

The following table provides information regarding impaired mortgage loans at March 31, 2015 and December 31, 2014, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

March 31, 2015:
With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$156	$1
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(37)	$156	$1

December 31, 2014:
With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$148	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(37)	$148	$2

(1)	Represents a two-quarter average of recorded amortized cost

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

For GMDB, GMIB, GIB and GWBL and Other Features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and Other Features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, AXA Equitable is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, AXA Equitable derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

The Company has in place a hedge program to partially protect the overall profitability of variable annuity sales against declining interest rates.

Derivatives utilized to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options

The Company hedges crediting rates in the SCS variable annuity, SIO in the EQUI-VEST® variable annuity series MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.

In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At March 31, 2015, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of CDS. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically, the Company purchases 30-year TIPS as General Account investments and enters into ASW contracts, to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These ASWs, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

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

Derivative Instruments by Category

	At March 31, 2015			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,029	$—	$3	$(185)
Swaps	1,308	10	34	(57)
Options	7,590	1,277	743	81

Interest rate contracts:(1)
Floors	1,800	108	—	8
Swaps	14,133	472	97	369
Futures	9,358	—	—	(2)
Swaptions	—	—	—	118

Credit contracts:(1)
Credit default swaps	2,076	11	23	2

Other freestanding contracts:(1)
Foreign currency contracts	205	2	1	3

Net investment income (loss)				337

Embedded derivatives:
GMIB reinsurance contracts	—	11,401	—	690

GIB and GWBL and Other Features(2)	—	—	167	(39)
SCS, SIO, MSO and IUL indexed features(3)	—	—	433	(82)

Total	$42,499	$13,281	$1,501	$906

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2014			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2014
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,933	$1	$2	$(92)
Swaps	1,169	22	15	(22)
Options	6,896	1,215	742	42

Interest rate contracts:(1)
Floors	2,100	120	—	2
Swaps	11,608	605	15	406
Futures	10,647	—	—	170
Swaptions	4,800	72	—	—

Credit contracts:(1)
Credit default swaps	1,942	9	27	2

Other freestanding contracts:(1)
Foreign currency contracts	149	2	—	(2)

Net investment income (loss)				506

Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	696
GIB and GWBL and Other Features(2)	—	—	128	(7)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(56)

Total	$45,244	$12,757	$1,309	$1,139

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts

All outstanding equity-based and treasury futures contracts at March 31, 2015 are exchange-traded and net settled daily in cash. At March 31, 2015, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $221 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, and on Eurodollars futures, having initial margin requirements of $52 million and (iii) the Euro Stoxx, FTSE 100, Topix and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $38 million.

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

Collateral Arrangements. The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. Consequently, the credit exposure of the Company’s OTC derivative contracts is limited to the net positive estimated fair value of those contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to CSAs. Derivatives are recognized at fair value in the consolidated balance sheets and are reported either as assets in Other invested assets or as liabilities in Other liabilities, except for embedded insurance-related derivatives as described above and derivatives transacted with a related counterparty. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed.

At March 31, 2015 and December 31, 2014, respectively, the Company held $943 million and $1,225 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. There are no collateralized derivative transactions that were in a liability position at March 31, 2015 and December 31, 2014, where the company posted collateral. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

Securities Repurchase and Reverse Repurchase Transactions

Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis as Broker-dealer related payables or receivables. The Company obtains or posts collateral generally in the form of cash, U.S. Treasury, U.S. government and government agency securities and investment grade corporate bonds in an amount equal to 102%-105% of the fair value of the securities to be repurchased or resold and monitors their market values on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At March 31, 2015 and December 31, 2014, the balance outstanding under securities repurchase transactions was $967 million and $950 million. The Company utilized the funds received from these repurchase agreements to extend the duration of the assets within General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Obligation under funding agreements” included in Note 13.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2015.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At March 31, 2015

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,286	$774	$512
Interest rate contracts	542	94	448
Credit contracts	7	23	(16)

Total Derivatives, subject to an ISDA Master Agreement	1,835	891	944
Total Derivatives, not subject to an ISDA Master Agreement	36	—	36

Total Derivatives	1,871	891	980
Other financial instruments	814	—	814

Other invested assets(2)	$2,685	$891	$1,794

Reverse Repurchase agreements	411	—	411
Other Broker-dealer receivables	1,991	—	1,991

Broker-dealer related receivables	$2,402	$—	$2,402

LIABILITIES(3)
Description
Derivatives:
Equity contracts	$774	$774	$—
Interest rate contracts	94	94	—
Credit contracts	23	23	—

Total Derivatives, subject to an ISDA Master Agreement	891	891	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	891	891	—
Other financial liabilities	3,091	—	3,091

Other liabilities	$3,982	$891	$3,091

Repurchase agreements	$967	$—	$967
Other financial liabilities	539	—	539

Broker-dealer related payables	$1,506	$—	$1,506

(1)	Excludes Investment Management segment’s $9 million net derivative assets, $7 million long exchange traded options and $158 million of securities borrowed.
(2)	Includes $110 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s $10 million net derivative liabilities, $6 million short exchange traded options and $2 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2015.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At March 31, 2015

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

ASSETS:(1)
Counterparty A	$64	$—	$(62)	$2
Counterparty B	31	—	(31)	—
Counterparty C	128	—	(128)	—
Counterparty D	236	—	(232)	4
Counterparty E	64	—	(61)	3
Counterparty F	15	—	(15)	—
Counterparty G	168	—	(160)	8
Counterparty H	42	(37)	—	5
Counterparty I	63	—	(63)	—
Counterparty J	3	—	(3)	—
Counterparty K	46	—	(46)	—
Counterparty L	9	(9)	—	—
Counterparty M	67	—	(67)	—
Counterparty N	36	—	—	36
Counterparty Q	5	—	(5)	—
Counterparty T	3	—	(3)	—

Total Derivatives	$980	$(46)	$(876)	$58
Other financial instruments	814	—	—	814

Other invested assets(2)	$1,794	$(46)	$(876)	$872

Counterparty M	$269	$(269)	$—	$—
Counterparty C	142	(142)	—	—
Other Broker-dealer receivables	1,991	—	—	1,991

Broker-dealer related receivables	$2,402	$(411)	$—	$1,991

LIABILITIES:(3)
Counterparty D	$467	$(467)	$—	$—
Counterparty C	500	(496)	(2)	2
Other Broker-dealer payables	539	—	—	539

Broker-dealer related payables	$1,506	$(963)	$(2)	$541

(1)	Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets and $158 million related to securities borrowed.
(2)	Includes $110 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s cash collateral pledged of $10 million related to derivative liabilities and $2 million related to securities loaned.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at March 31, 2015.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At March 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
			(In Millions)
Repurchase agreements
U.S. Treasury and agency securities	$—	$967	$—	$—	$967

Total	$—	$967	$—	$—	$967

(1)	Excludes Investment Management segment’s $158 million of securities borrowed.

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2014

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,236	$753	$483
Interest rate contracts	755	12	743
Credit contracts	7	27	(20)

Total Derivatives, subject to an ISDA Master Agreement	1,998	792	1,206
Total Derivatives, not subject to an ISDA Master Agreement	40	—	40

Total Derivatives	2,038	792	1,246
Other financial instruments	852	—	852

Other invested assets(2)	$2,890	$792	$2,098

LIABILITIES(3)
Description
Derivatives:
Equity contracts	$753	$753	$—
Interest rate contracts	12	12	—
Credit contracts	27	27	—

Total Derivatives, subject to an ISDA Master Agreement	792	792	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	792	792	—
Other financial liabilities	2,939	—	2,939

Other liabilities	$3,731	$792	$2,939

Repurchase agreements	950	—	950
Other broker-dealer related payables	551	—	551

Broker-dealer related payables	1,501	—	1,501

(1)	Excludes Investment Management segment’s $8 million net derivative assets, $22 million long exchange traded options and $158 million of securities borrowed.
(2)	Includes $120 million related to accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s $9 million net derivative liabilities, $7 million short exchange traded options and $34 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2014.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2014

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
ASSETS:(1)	(In Millions)
Counterparty A	$62	$—	$(62)	$—
Counterparty B	102	—	(95)	7
Counterparty C	111	—	(110)	1
Counterparty D	228	—	(224)	4
Counterparty E	60	—	(59)	1
Counterparty F	63	—	(60)	3
Counterparty G	145	(145)	—	—
Counterparty H	31	(31)	—	—
Counterparty I	136	—	(134)	2
Counterparty J	28	—	(22)	6
Counterparty K	44	—	(44)	—
Counterparty L	113	(113)	—	—
Counterparty M	76	—	(68)	8
Counterparty N	40	—	—	40
Counterparty Q	4	—	(4)	—
Counterparty T	3	—	(3)	—

Total Derivatives	$1,246	$(289)	$(885)	$72
Other financial instruments	852	—	—	852

Other invested assets(2)	$2,098	$(289)	$(885)	$924

LIABILITIES:(3)
Counterparty D	$450	$(450)	$—	$—
Counterparty C	500	(500)	—	—
Other Broker-dealer related payables	551	—	—	551

Broker-dealer related payables	$1,501	$(950)	$—	$551

(1)	Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets and $158 million related to securities borrowed.
(2)	Includes $120 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s cash collateral pledged of $10 million related to derivative liabilities and $33 million related to securities loaned.

4)	CLOSED BLOCK

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

Summarized financial information for the Closed Block follows:

	March 31, 2015	December 31, 2014
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,492	$7,537
Policyholder dividend obligation	230	201
Other liabilities	108	117

Total Closed Block liabilities	7,830	7,855

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,731 and $4,829)	5,086	5,143
Mortgage loans on real estate	1,405	1,407
Policy loans	899	912
Cash and other invested assets	82	14
Other assets	169	176

Total assets designated to the Closed Block	7,641	7,652

Excess of Closed Block liabilities over assets designated to the Closed Block	189	203

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(48) and $(43) and policyholder dividend obligation of $(230) and $(201)	88	80

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$277	$283

Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2015	2014
	(In Millions)

REVENUES:
Premiums and other income	$69	$72
Investment income (loss)	92	96
Net investment gains (losses)	1	2

Total revenues	162	170

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	153	156

Total benefits and other deductions	153	156

Net revenues, before income taxes	9	14
Income tax (expense) benefit	(3)	(5)

Net Revenues (Losses)	$6	$9

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended March 31,
	2015	2014
	(In Millions)

Balances, beginning of year	$201	$128
Unrealized investment gains (losses), net of DAC	29	54

Balances, End of Period	$230	$182

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2015	$1,729	$5,644	$7,373
Paid guarantee benefits	(65)	(14)	(79)
Other changes in reserve	97	311	408

Balance at March 31, 2015	$1,761	$5,941	$7,702

Balance at January 1, 2014	$1,626	$4,203	$5,829
Paid guarantee benefits	(56)	(139)	(195)
Other changes in reserve	31	361	392

Balance at March 31, 2014	$1,601	$4,425	$6,026

Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Balance, beginning of year	$832	$791
Paid guarantee benefits	(30)	(25)
Other changes in reserve	46	15

Balance, End of Period	$848	$781

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2015 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$13,017	$183	$84	$316	$13,600
Separate Accounts	$39,562	$8,779	$3,882	$37,067	$89,290
Net amount at risk, gross	$222	$118	$2,152	$12,364	$14,856
Net amount at risk, net of amounts reinsured	$222	$80	$1,437	$4,809	$6,548
Average attained age of contractholders	51.1	65.2	71.1	66.0	54.9
Percentage of contractholders over age 70	8.9%	34.4%	56.3%	36.7%	16.3%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$311	$358	$669
Separate Accounts	N/A	N/A	$13,335	$45,687	$59,022
Net amount at risk, gross	N/A	N/A	$1,165	$4,839	$6,004
Net amount at risk, net of amounts reinsured	N/A	N/A	$355	$1,198	$1,553
Weighted average years remaining until annuitization	N/A	N/A	1.1	2.5	2.4
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and Other Features, not included above, was $600 million and $508 million at March 31, 2015 and December 31, 2014, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

GMIB/GWBL Lump Sum Option

The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. In first quarter 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their annuity account value (“AAV”) falls to zero. Prior to this option, if an eligible contract holder’s AAV fell to zero, either due to a withdrawal or surrender that is not an excess withdrawal or due to a deduction of charges, the contractholder would automatically receive a stream of payments over his or her lifetime. With this offer, contract holders will have an additional payout option to receive a percentage of the present value of those lifetime payments in a one-time lump sum payment. There is no obligation to accept the offer and it is entirely voluntary. The Company believes that this new contract feature is mutually beneficial to both the Company and the policyholder as it gives policyholders another benefit alternative and the Company reduces the uncertainty associated with future GMIB and GWBL costs. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option.

Due to the differences in accounting recognition between the GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of this offer is an after-tax loss of $135 million, which was recognized in first quarter 2015. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2015	December 31, 2014
	(In Millions)

GMDB:
Equity	$68,606	$67,108
Fixed income	3,036	3,031
Balanced	17,274	17,505
Other	374	404

Total	$89,290	$88,048

GMIB:
Equity	$44,912	$43,850
Fixed income	1,975	1,988
Balanced	11,962	12,060
Other	173	186

Total	$59,022	$58,084

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At March 31, 2015, the total account value and net amount at risk of the hedged variable annuity contracts were $52,207 million and $5,438 million, respectively, with the GMDB feature and $32,775 million and $1,197 million, respectively, with the GMIB and GIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2015	$964	$(555)	$409
Other changes in reserves	46	(23)	23

Balance at March 31, 2015	$1,010	$(578)	$432

Balance at January 1, 2014	$829	$(441)	$388
Other changes in reserves	36	(44)	(8)

Balance at March 31, 2014	$865	$(485)	$380

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At March 31, 2015 and December 31, 2014, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at March 31, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$21,748	$399	$22,147
U.S. Treasury, government and agency	—	8,672	—	8,672
States and political subdivisions	—	477	48	525
Foreign governments	—	435	2	437
Commercial mortgage-backed	—	19	686	705
Residential mortgage-backed(1)	—	760	2	762
Asset-backed(2)	—	41	51	92
Redeemable preferred stock	262	534	—	796

Subtotal	262	32,686	1,188	34,136

Other equity investments	219	—	59	278
Trading securities	661	4,953	—	5,614
Other invested assets:
Short-term investments	—	511	—	511
Swaps	—	351	—	351
Credit Default Swaps	—	(12)	—	(12)
Futures	(3)	—	—	(3)
Options	—	534	—	534
Floors	—	108	—	108
Currency Contracts	—	1	—	1

Subtotal	(3)	1,493	—	1,490

Cash equivalents	1,890	—	—	1,890
Segregated securities	—	520	—	520
GMIB reinsurance contract asset	—	—	11,401	11,401
Separate Accounts’ assets	109,475	2,983	267	112,725

Total Assets	$112,504	$42,635	$12,915	$168,054

Liabilities
GWBL and Other Features’ liability	$—	$—	$167	$167
SCS, SIO, MSO and IUL indexed features’ liability	—	433	—	433
Contingent payment arrangements			42	42

Total Liabilities	$—	$433	$209	$642

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$21,840	$380	$22,220
U.S. Treasury, government and agency	—	7,331	—	7,331
States and political subdivisions	—	472	47	519
Foreign governments	—	446	—	446
Commercial mortgage-backed	—	20	715	735
Residential mortgage-backed(1)	—	793	2	795
Asset-backed(2)	—	46	53	99
Redeemable preferred stock	254	635	—	889

Subtotal	254	31,583	1,197	33,034

Other equity investments	217	—	61	278
Trading securities	710	4,433	—	5,143
Other invested assets:
Short-term investments	—	103	—	103
Swaps	—	597	—	597
Credit Default Swaps	—	(18)	—	(18)
Futures	(2)	—	—	(2)
Options	—	473	—	473
Floors	—	120	—	120
Currency Contracts	—	1	—	1
Swaptions	—	72	—	72

Subtotal	(2)	1,348	—	1,346

Cash equivalents	2,725	—	—	2,725
Segregated securities	—	476	—	476
GMIB reinsurance contract asset	—	—	10,711	10,711
Separate Accounts’ assets	107,539	3,072	260	110,871

Total Assets	$111,443	$40,912	$12,229	$164,584

Liabilities:
GWBL and Other Features’ liability	$—	$—	$128	$128
SCS, SIO, MSO and IUL indexed features’ liability	—	380	—	380
Contingent payment arrangements			42	42

Total Liabilities	$—	$380	$170	$550

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2015 and December 31, 2014, respectively, the fair value of public fixed maturities is approximately $26,022 million and $24,779 million or approximately 16.7% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At March 31, 2015 and December 31, 2014, respectively, the fair value of private fixed maturities is approximately $8,114 million and $8,255 million or approximately 5.2% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at March 31, 2015 and December 31, 2014, respectively, the net fair value of freestanding derivative positions is approximately $979 million and $1,243 million or approximately 65.7% and 92.3% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.1 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at March 31, 2015.

At March 31, 2015 and December 31, 2014, respectively, investments classified as Level 1 comprise approximately 72.1% and 72.7% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2015 and December 31, 2014, respectively, investments classified as Level 2 comprise approximately 27.0% and 26.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2015 and December 31, 2014, respectively, approximately $784 million and $821 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

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

At March 31, 2015 and December 31, 2014, respectively, investments classified as Level 3 comprise approximately 1.0% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2015 and December 31, 2014, respectively, were approximately $133 million and $135 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $739 million and $770 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2015 and December 31, 2014, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $138 million and $147 million at March 31, 2015 and December 31, 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at March 31, 2015. Equity and fixed income volatilities were modeled to reflect the current market volatility.

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

The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AllianceBernstein. At the acquisition date, AllianceBernstein estimated the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs.

In the first quarter of 2015, AFS fixed maturities with fair values of $61 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $41 million were transferred from Level 2 in to the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2015.

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

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2015 and 2014, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(2)	—	—

Subtotal	—	—	—	(2)	—	—

Other comprehensive income (loss)	4	1	—	13	—	(1)
Purchases	30	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(8)	—	—	(25)	—	(1)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	39	—	2	—	—	—
Transfers out of Level 3(1)	(46)	—	—	(15)	—	—

Balance, March 31, 2015	$399	$48	$2	$686	$2	$51

Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(16)	—	—

Subtotal	—	—	—	(16)	—	—

Other comprehensive income (loss)	9	1	—	40	—	3
Purchases	—	—	—	—	—	—
Sales	(1)	—	—	(2)	(1)	(25)
Transfers into Level 3(1)	1	—	—	—	—	—
Transfers out of Level 3(1)	(71)	—	—	—	—	—

Balance, March 31, 2014	$229	$47	$—	$722	$3	$61

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)

Balance, January 1, 2015	$—	$61	$10,711	$260	$128	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	(5)	—	8	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	645	—	—	—
Policyholders’ benefits	—	—	—	—	(2)	—

Subtotal	—	(5)	645	8	(2)	1

Other comprehensive income (loss)	—	3	—	—	—	—
Purchases(3)	—	—	56	3	41	—
Issues	—	—		—	—	—
Sales(4)	—	—	(11)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—

Balance, March 31, 2015	$—	$59	$11,401	$267	$167	$(42)

Balance, January 1, 2014	$15	$52	$6,747	$237	$—	$(38)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	(4)	—	—	—	1
Investment gains (losses), net	—	—	—	(1)	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	653	—	—	—
Policyholders’ benefits	—	—	—	—	(21)	—

Subtotal	—	(4)	653	(1)	(21)	1

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	54	6	28	—
Sales(4)	—	—	(11)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, March 31, 2014	$15	$48	$7,443	$240	$7	$(38)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
(2)	Includes Trading securities’ Level 3 amount.
(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.
(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.
(5)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the first quarters of 2015 and 2014 by category for Level 3 assets and liabilities still held at March 31, 2015 and 2014, respectively:

	Earnings (Loss)
	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Quarter 2015
Held at March 31, 2015:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$5	$—
State and political subdivisions	—	—	1	—
Commercial mortgage-backed	—	—	12	—
Asset-backed	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—

Subtotal	$—	$—	$17	$—

GMIB reinsurance contracts	—	690	—	—
Separate Accounts’ assets	8	—	—	—
GWBL and Other Features’ liability	—	—	—	(39)

Total	$8	$690	$17	$(39)

Level 3 Instruments
First Quarter 2014
Held at March 31, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$9	$—
State and political subdivisions	—	—	1	—
Foreign governments	—	—	—	—
Commercial mortgage-backed	—	—	39	—
Asset-backed	—	—	2	—

Subtotal	$—	$—	$51	$—

GMIB reinsurance contracts	—	696	—	—
Separate Accounts’ assets	(1)	—	—	—
GWBL and Other Features’ liability	—	—	—	(7)

Total	$(1)	$696	$51	$(7)

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2015 and December 31, 2014, respectively.

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$56	Matrix pricing model	Spread over the industry-specific benchmark yield curve	25 bps - 565 bps
	131	Market comparable companies	Discount rate	8.1%- 14.7%

Asset-backed	5	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	20	Market comparable companies	Revenue multiple	2.1x - 4.6x
			Discount rate	30.0%

Separate Accounts’ assets	242	Third party appraisal	Capitalization rate	5.0%
			Exit capitalization rate	6.1%
			Discount rate	7.0%
	7	Discounted cash flow	Spread over U.S. Treasury curve	245 bps - 399 bps
			Gross domestic product rate	0.0% - 3.8%
			Discount factor	1.5% - 5.6%

GMIB reinsurance contract asset	11,401	Discounted cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	6 bps - 14 bps
			Volatility rates - Equity	9.0% - 36.0%

Liabilities:
GMWB/GWBL(1)	$112	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	9.0% - 36.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$75	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 590 bps
	132	Market comparable companies	Discount Rate	11.2% - 15.2%

Asset-backed	5	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	20	Market comparable companies	Revenue multiple	2.0x - 3.5x
			Discount rate	18.0%
			Discount years	2

Separate Accounts’ assets	234	Third party appraisal	Capitalization rate	5.2%
			Exit capitalization rate	6.2%
			Discount rate	7.1%
	7	Discounted cash flow	Spread over U.S. Treasury curve	238 bps - 395 bps
			Inflation rate	0.0% - 2.4%
			Discount factor	1.3% - 5.4%

GMIB reinsurance contract asset	10,711	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	5 bps - 16 bps
			Volatility rates - Equity	9.0%- 34.0%

Liabilities:
GMWB/GWBL(1)	$107	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	9.0% - 34.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the tables above at March 31, 2015 and December 31, 2014, are approximately $1,053 million and $1,045 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 69.6% and 68.8% of total assets classified as Level 3 at March 31, 2015 and December 31, 2014, respectively, and represent only 0.7% and 0.7% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at March 31, 2015 and December 31, 2014, respectively, are approximately $187 million and $207 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 46.9% and 54.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2015 and December 31, 2014, are approximately 0.0% and 0.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2015 and December 31, 2014, are approximately 9.8% and 9.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at March 31, 2015 and December 31, 2014, respectively, are approximately $31 million and $31 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of March 31, 2015 and December 31, 2014, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $3 million and $3 million, respectively.

Separate Accounts’ assets classified as Level 3 in the table at March 31, 2015 and December 31, 2014, primarily consist of a private real estate fund with a fair value of approximately $242 million and $234 million, a private equity investment with a fair value of approximately $2 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $12 million and $6 million at March 31, 2015 and $11 million and $8 million at December 31, 2014, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The three AllianceBernstein acquisition-related contingent consideration liabilities (with a combined fair value of $42 million at both March 31, 2015 and December 31, 2014) are currently valued using projected AUM growth rates with a weighted average of 46%, revenue growth rates with a weighted average of 71%, and discount rates ranging between 3% (when using a cost of debt assumption) and 18% (when using a cost of capital assumption).

The carrying values and fair values at March 31, 2015 and December 31, 2014 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)
March 31, 2015:
Mortgage loans on real estate	$6,516	$—	$—	$6,721	$6,721
Policy loans	3,386	—	—	4,432	4,432
Loans to affiliates	1,087	—	816	398	1,214
Policyholders’ account balances: Investment contracts	2,776	—	—	2,953	2,953
Short-term debt	701	—	710	—	710
December 31, 2014:
Mortgage loans on real estate	$6,463	$—	$—	$6,617	$6,617
Policy loans	3,408	—	—	4,406	4,406
Loans to affiliates	1,087	—	810	393	1,203
Policyholders’ account balances: Investment contracts	2,799	—	—	2,941	2,941
Short-term debt	688	488	212	—	700

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

A portion of the Company’s short-term debt is a surplus note due in 2015 and its fair value is determined from quotations provided by brokers knowledgeable about these securities and internally assessed for reasonableness. The remainder of the Company’s short-term debt primarily includes commercial paper issued by AllianceBernstein with short term maturities and book value approximates fair value. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.

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

In the first quarter of 2015, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at March 31, 2015, no minimum contribution is required to be made in 2015 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2015.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Service cost	$2	$3
Interest cost	23	26
Expected return on assets	(39)	(38)
Net amortization	30	28

Net Periodic Pension Expense	$16	$19

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees.

Compensation costs for the first quarters of 2015 and 2014 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Performance Units/Shares	$862	$2,997
Stock Options	130	367
AllianceBernstein Stock Options	1,900	(400)
AllianceBernstein Restricted Units	—	3,382
Other compensation plans(1)	80	94

Total Compensation Expenses	$2,972	$6,440

(1)	Other compensation plans include Restricted Stock, Performance Accelerated Restricted Stock and AXA Miles.

Performance Units and Performance Shares

In the first quarter of 2015, the expense associated with the March 24, 2014 grant of performance shares was approximately $886,000.

Settlement of 2012 Grant in 2015. On April 2, 2015, cash distributions of approximately $53 million were made to active and former AXA Equitable employees in settlement of 2,273,008 performance units earned under the terms of the AXA Performance Unit Plan 2012.

Stock Options

In the first quarter of 2015, the Company recognized expenses associated with the March 24, 2014 grant of options of approximately $54,000.

AllianceBernstein Long-term Incentive Compensation Plans. During the first quarter of 2015, AllianceBernstein purchased 0.7 million Holding units for $17 million (on a trade date basis). These amounts reflect open-market purchases of 0.6 million Holding Units for $15 million with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election. During the first quarter of 2014, AllianceBernstein purchased 0.2 million AB Holding Units for $4 million (on a trade date basis) from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

During the first quarters of 2015 and 2014, AllianceBernstein granted to employees and Eligible Directors 0.1 million and 0.2 million restricted Holding awards, respectively. In the first quarters of 2015 and 2014, AllianceBernstein used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.

9)	INCOME TAXES

Income taxes for the interim periods ended March 31, 2015 and 2014 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2014, except as set forth below:

Insurance Litigation

In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, entitled Andrew Yale, on behalf of himself and all others similarly situated v. AXA Life Insurance Company F/K/A AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In June 2014, AXA Equitable filed a motion to dismiss the complaint on procedural grounds, which was denied in October 2014. In February 2015, plaintiffs substituted two new named plaintiffs for the current named plaintiff, Mr. Yale, who had determined that he could not serve as the named plaintiff and class representative in the case. In March 2015, AXA Equitable filed a motion to dismiss on substantive grounds, whereupon the court permitted plaintiffs to file an amended pleading, which they did in March 2015. In April 2015, AXA Equitable filed a motion to dismiss the amended complaint. That motion is pending. In March 2015, plaintiffs filed a motion for class certification, which is also pending. Discovery is on-going.

In April 2015, the same plaintiffs’ law firm filed in the same court a second action on behalf of a putative class of variable annuity holders with “Guaranteed Benefits Insurance Riders,” entitled Calvin W. Yarbrough, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. The new action covers the same class period, makes substantially the same allegations, and seeks the same relief (return of all premium paid by class members) as the first action on behalf of life insurance policyholders.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $11 million and $7 million, respectively, for the first quarters of 2015 and 2014.

AXA Equitable paid $145 million and $154 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2015 and 2014. AXA Equitable charged AXA Distribution’s subsidiaries $82 million and $91 million, respectively, for their applicable share of operating expenses for the first quarters of 2015 and 2014, pursuant to the Agreements for Services.

At March 31, 2015 and December 31, 2014, the Company’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $9,126 million and $8,560 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the first quarters of 2015 and 2014 related to the UL and no lapse guarantee riders totaled approximately $109 million and $106 million, respectively. Ceded claims paid in the first quarters of 2015 and 2014 were $16 million and $30 million, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of March 31, 2015 and 2014 follow:

	March 31,
	2015	2014
	(In Millions)
Unrealized gains (losses) on investments	$1,416	$494
Defined benefit pension plans	(761)	(738)

Total accumulated other comprehensive income (loss)	655	(244)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	51	11

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$706	$(233)

The components of OCI, net-of-taxes for the first quarters of 2015 and 2014 follow:

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$386	$391
(Gains) losses reclassified into net earnings (loss) during the period(1)	(1)	(4)

Net unrealized gains (losses) on investments	385	387
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(58)	(34)

Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $181 million and $188 million)	327	353

Change in defined benefit plans:
Net gain (loss) arising during the period	19	19

Change in defined benefit plans (net of deferred income tax expense (benefit) of $10 million and $10 million )	19	19

Total other comprehensive income (loss), net of income taxes	346	372
Less: Other comprehensive (income) loss attributable to noncontrolling interest	9	(2)

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$355	$370

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $1 million and $2 million, for the first quarters of 2015 and 2014, respectively.

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

Restructuring

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the first quarters of 2015 and 2014, respectively, AXA Equitable recorded $2 million and $26 million pre-tax charges related to severance and lease write-offs. The amount recorded in the first quarter of 2014, included pre-tax charges of $25 million related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, New York headquarters.

Obligation under funding agreements

Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1,000 million to $3,000 million. At March 31, 2015 and December 31, 2014 the Company had $500 million of outstanding funding agreements with the FHLBNY. The funding agreements were used to extend the duration of the assets within the General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Derivative and offsetting assets and liabilities” included in Note 3.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended March 31,
	2015	2014
	(In Millions)

Segment revenues:
Insurance (1)	$2,810	$3,000
Investment Management(2)	763	712
Consolidation/elimination	(6)	(6)

Total Revenues	$3,567	$3,706

(1)

Includes investment expenses charged by AllianceBernstein of approximately $12 million and $7 million for the first quarters of 2015 and 2014, respectively, for services provided to AXA Equitable’s insurance segment.

(2)

Intersegment investment advisory and other fees of approximately $18 million and $13 million, for the first quarters of 2015 and 2014, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended March 31,
	2015	2014
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$983	$1,385
Investment Management	147	126
Consolidation/elimination	—	—

Total Earnings (Loss) From Continuing Operations, Before Income Taxes	$1,130	$1,511

	March 31, 2015	December 31, 2014
	(In Millions)

Segment assets:
Insurance	$188,153	$184,018
Investment Management	12,311	11,990
Consolidation/elimination	(3)	(3)

Total Assets	$200,461	$196,005

In accordance with SEC regulations, securities with a fair value of $470 million and $415 million have been segregated in a special reserve bank custody account at March 31, 2015 and December 31, 2014, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 ( “2014 Form 10-K”).

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable and its subsidiaries offer a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $585.5 billion at March 31, 2015, of which approximately $485.9 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be lower than the $759 million consolidated net earnings of the Company and the $730 million consolidated net earnings of the Insurance segment in first quarter 2015, respectively. These earnings were largely due to the market driven increase in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

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

In first quarter 2015, life insurance and annuities first year premiums and deposits by the Company decreased by $158 million from the comparable 2014 period. The decrease in first year premiums and deposits during first quarter 2015 was driven by $149 million and $9 million lower annuity and life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

GMIB/GWBL Lump Sum Option. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. In first quarter 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. Prior to this option, if an eligible contract holder’s AAV fell to zero, either due to a withdrawal or surrender that is not an excess withdrawal or due to a deduction of charges, the contractholder would automatically receive a stream of payments over his or her lifetime. With this offer, contract holders will have an additional payout option to receive a percentage of the present value of those lifetime payments in a one-time lump sum payment. There is no obligation to accept the offer and it is entirely voluntary. The Company believes that this new contract feature is mutually beneficial to both the Company and the policyholder as it gives policyholders another benefit alternative and the Company reduces the uncertainty associated with future GMIB and GWBL costs. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option.

Due to the differences in accounting recognition between the GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of this offer is an after-tax loss of $135 million, which was recognized in first quarter 2015. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

Products. In second quarter 2015 the Company will introduce the Escrow Shield Plus Agreement (the “Contract”). The Contract is a funding agreement that offers an alternative to an escrow account used in a merger or acquisition transaction. Subject to the terms of the Contract, the Contract provides an acquiring entity and selling entities or persons with the ability to preserve the principal value of escrow payments while earning a competitive crediting rate. Also, the Company recently announced its plans to enter the group employee benefits business during the second half of 2015. The Company expects to offer a suite of benefit products including group life insurance, dental and vision, short- and long-term disability, gap medical and hospital indemnity and critical illness to small and medium-size businesses.

Regulatory Developments. The U.S. Department of Labor issued a proposed rule in April 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that our affiliated advisors and our employees could provide to plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could have an adverse impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors receive for investment-related services to plans and IRAs. The exact nature and scope of the impact under any new final rule is undeterminable at this time. For additional information on the potential impacts of regulation on the Company, including the topic described above, see “Item 1—Business—Regulation” and “Item 1A—Risk Factors” in the 2014 Form 10-K.

AllianceBernstein AUM. At AllianceBernstein, total AUM as of March 31, 2015 were $485.9 billion, an increase of $11.9 billion, or 2.5%, compared to December 31, 2014, and up $31.8 billion, or 6.5%, compared to March 31, 2014. During the first quarter of 2015, AUM increased as a result of market appreciation of $5.9 billion and net inflows of $6.0 billion. During the twelve month period ended March 31, 2015, AUM increased as a result of net inflows of $15.5 billion, market appreciation of $15.0 billion and acquisitions of $2.9 billion partially offset by an adjustment of $1.6 billion (beginning in third quarter 2014, AllianceBernstein now excludes assets for which it provides administrative services but not investment management services from AUM). For additional information, see “Fees and Assets Under Management” below.

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

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in the first quarter of 2015, particularly during periods in which equity markets and/or interest rates change.

This contributes to earnings volatility as in the first quarter of 2015, when the Company recognized approximately $129 million of income on free standing derivatives and $690 million of income on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by the $350 million increase in reserves for the VA Guarantee Features.

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the first quarters of 2015 and 2014 and the year ended December 31, 2014, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
	(In Millions)

Income (loss) on free-standing derivatives(1)	$129	$459	$1,372
Increase (decrease) in fair value of GMIB reinsurance contracts asset(2)	690	696	3,964
(Increase) decrease in GMDB, GMIB, GWBL and GMAB reserves, net of related GMDB reinsurance(3)	(350)	(249)	(1,590)

Total	$469	$906	$3,746

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at March 31, 2015) and/or letters of credit ($3.0 billion at March 31, 2015). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2014 Form 10-K.

2015 Assumption Changes. In first quarter 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in first quarter 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In first quarter 2015, the after tax impacts of this assumption update decreased Net earnings by approximately $135 million.

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

A discussion of each of the critical accounting estimates may be found in the Company’s 2014 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended March 31,
	2015	2014
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$886	$813
Premiums	140	151
Net investment income (loss):
Investment income (loss) from derivative instruments	337	506
Other investment income (loss)	531	595

Total net investment income (loss)	868	1,101

Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	(13)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(2)	(13)
Other investment gains (losses), net	(1)	15

Total investment gains (losses), net	(3)	2

Commissions, fees and other income	986	943
Increase (decrease) in the fair value of the reinsurance contract asset	690	696

Total revenues	3,567	3,706

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	923	812
Interest credited to policyholders’ account balances	320	296
Compensation and benefits	447	430
Commissions	274	286
Distribution related payments	101	97
Amortization of deferred sales commissions	12	9
Interest expense	5	18
Amortization of deferred policy acquisition costs	140	16
Capitalization of deferred policy acquisition costs	(144)	(159)
Rent expense	39	43
Amortization of other intangible assets	7	7
Other operating costs and expenses	313	340

Total benefits and other deductions	2,437	2,195

Earnings (loss) from continuing operations before income taxes	1,130	1,511
Income tax (expense) benefit	(276)	(455)

Net earnings (loss)	854	1,056
Less: net (earnings) loss attributable to the noncontrolling interest	(95)	(79)

Net Earnings (Loss) Attributable to AXA Equitable	$759	$977

The consolidated earnings (loss) narrative that follows discusses the results for the first quarter ended March 31, 2015 compared to the comparable 2014 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

First Quarter 2015 Compared to First Quarter 2014

Net earnings attributable to the Company in first quarter 2015 were $759 million, a decrease of $218 million from the $977 million of net earnings attributable to the Company in first quarter 2014. The decrease is primarily attributable to a decrease in investment income from derivative instruments, an increase in GMDB/GMIB reserves and higher DAC amortization which were not fully offset by increases in Universal life and investment-type product policy fee income and commissions, fees and other income. The Company recorded an income tax expense of $276 million in first quarter 2015 as compared to $455 million in first quarter 2014.

Net earnings attributable to the noncontrolling interest were $95 million in first quarter 2015 as compared to $79 million for first quarter 2014. The increase was principally due to higher earnings from AllianceBernstein in first quarter 2015 as compared to first quarter 2014.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $854 million in first quarter 2015, a decrease of $202 million from net earnings of $1.1 billion reported for first quarter 2014. The Insurance segment’s net earnings in first quarter 2015 were $730 million, a decrease of $222 million from $952 million net earnings in first quarter 2014 and the net earnings for the Investment Management segment totaled $124 million, a $20 million increase from the $104 million in net earnings in first quarter 2014.

Income tax expense in first quarter 2015 was $276 million, primarily due to the pre-tax earnings in the Insurance segment, compared to $455 million in first quarter 2014, primarily due to the pre-tax earnings in the Insurance segment. Income taxes for first quarter 2015 and 2014 were computed using an estimated annual effective tax rate. In first quarter 2015 and 2014, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from operations before income taxes were $1.1 billion in first quarter 2015, a decrease of $381 million from the $1.5 billion in pre-tax earnings reported in first quarter 2014. The Insurance segment’s earnings from operations totaled $983 million in first quarter 2015, $402 million lower than the $1.4 billion in first quarter 2014. The lower pre-tax earnings in first quarter 2015 as compared to first quarter 2014 were primarily due to a decrease in investment income from derivatives, an increase in GMDB/GMIB reserves, higher amortization of DAC and interest credited to policyholders’ account balances in the first quarter of 2015. The Investment Management segment’s earnings from operations were $147 million in first quarter 2015, $21 million higher than the $126 million reported in first quarter 2014. The higher earnings from operations in the investment management segment in the first quarter of 2015 were primarily due to higher commission fees and other income partially offset by higher compensation and benefits.

Total revenues were $3.6 billion in first quarter 2015, a decrease of $139 million from $3.7 billion reported in first quarter 2014. The Insurance segment reported a $190 million decrease in its revenues and the Investment Management segment had a $51 million increase. The decrease in Insurance segment revenues to $2.8 billion in first quarter 2015 from the $3.0 billion in first quarter 2014 was principally due to a decrease in investment income from derivatives and other investment income not fully offset by the increase in Universal life and investment-type product policy fee income. The increase in Investment Management segment’s revenues to $763 million in first quarter 2015 as compared to $712 million in first quarter 2014 was primarily due to $43 million higher investment advisory and services fees and $11 million of other investment income.

Total benefits and expenses were $2.4 billion in first quarter 2015, an increase of $242 million from the $2.2 billion total for first quarter 2014. The Insurance segment’s total benefits and expenses were $1.8 billion, an increase of $212 million from the first quarter 2014 total of $1.6 billion. The Investment Management segment’s total expenses for first quarter 2015 were $616 million, $30 million higher than the $586 million in expenses in first quarter 2014. The Insurance segment’s increase was principally due to $111 million higher policyholders’ benefits, $124 million higher DAC amortization and $24 million higher interest credited to policyholder’s account balances partially offset by decreases in other operating expenses, interest expense and commissions of $28 million, $13 million and $12 million respectively. The increase in expenses for the Investment Management segment was principally due to $20 million higher compensation and benefit expenses and $5 million higher other operating costs and expenses.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	Three Months Ended March 31,
	2015	2014
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$886	$813
Premiums	140	151
Net investment income (loss):
Investment income (loss) from derivative instruments	343	512
Other investment income	499	579

Total net investment income (loss)	842	1,091

Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	(13)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(2)	(13)
Other investment gains (losses), net	4	17

Total investment gains (losses), net	2	4

Commissions, fees and other income	250	245
Increase (decrease) in the fair value of the reinsurance contract asset	690	696

Total revenues	2,810	3,000

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	923	812
Interest credited to policyholders’ account balances	320	296
Compensation and benefits	115	121
Commissions	274	286
Amortization of deferred policy acquisition costs	140	16
Capitalization of deferred policy acquisition costs	(144)	(159)
Rent expense	7	10
Interest expense	5	18
All other operating costs and expenses	187	215

Total benefits and other deductions	1,827	1,615

Earnings (Loss) from Continuing Operations, Before Income Taxes	$983	$1,385

First Quarter 2015 Compared to First Quarter 2014

Revenues

In first quarter 2015, the Insurance segment’s revenues decreased $190 million to $2.8 billion from $3.0 billion in first quarter 2014. The decrease was principally due to decreases in investment income from derivatives, other investment income and investment gains of $169 million, $80 million and $13 million, respectively partially offset by an increase of $73 million in Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income increased $73 million to $886 million in first quarter 2015 from $813 million in first quarter 2014. The increase was principally due to higher policy fee income earned on variable annuity products and a $31 million lower increase in the initial fee liability (a $3 million increase in the first quarter of 2015 as compared to $34 million in the first quarter of 2014). The first quarter 2014 increase in initial fee liability included updates to the variable and interest sensitive life models and balance true–ups, which increased the initial fee liability by $33 million.

Premiums totaled $140 million in first quarter 2015, $11 million lower than the $151 million in first quarter 2014. This decrease primarily resulted from $7 million higher ceded premiums to affiliates and lower traditional life insurance sales.

Net investment income decreased $249 million to $842 million in first quarter 2015 from $1.0 billion in first quarter 2014. The decrease resulted from a decrease of $169 million in investment income from derivative instruments, $86 million lower income from equity in limited partnerships and a $16 million decrease in fixed maturities partially offset by an increase of $21 million in trading account securities. The Insurance segment reported $343 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $512 million in first quarter 2014. The first quarter 2015 investment income from derivatives was primarily driven by a decrease in interest rates and relatively flat equity markets during first quarter 2015. The 2014 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by slight improvement in equity markets during the first quarter of 2014.

Investment gains (losses), net was a gain of $2 million in first quarter 2015, as compared to $4 million in first quarter 2014. The Insurance segment’s net gains in first quarter 2015 were primarily due to $4 million gains on sales of fixed maturities partially offset by $2 million of writedowns of fixed maturities. The Insurance segment’s net gains in first quarter 2014 were primarily due to $19 million of investment gains on sales of fixed maturities partially offset by $13 million in writedowns of fixed maturities.

Commissions, fees and other income increased $5 million to $250 million in first quarter 2015 as compared to $245 million in first quarter 2014. This increase was primarily due to $3 million higher fee income by AXA Distributors and an increase of $2 million in gross investment management and distribution fees from EQAT/VIP.

In first quarter 2015, there was a $690 million increase in the fair value of the GMIB reinsurance contract asset as compared to the $696 million increase in its fair value in first quarter 2014; both periods’ changes reflected existing capital market conditions. Included in first quarter 2015 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $810 million, partially offsetting the increase were the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB contracts in first quarter 2015 and relatively flat equity markets in first quarter 2015 which decreased the fair value of the GMIB reinsurance contract asset by $263 million and $190 million, respectively. Included in first quarter 2014 was the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $849 million and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $71 million.

Benefits and Other Deductions

In first quarter 2015, total benefits and other deductions increased $212 million to $1.8 billion from $1.6 billion in first quarter 2014. The Insurance segment’s increase was principally due to an increase in policyholders’ benefits, higher DAC amortization and an increase in interest credited to policyholders’ account balances partially offset by decreases in other operating expenses, interest expense and commissions.

Policyholders’ benefits increased $111 million to $923 million in first quarter 2015 from $812 million in first quarter 2014. The increase was primarily due to the $346 million increase in GMDB/GMIB reserves and a $4 million increase in GWBL and GMAB reserves in first quarter 2015 compared to a $240 million increase in GMDB/GMIB reserves and a $9 million increase in GWBL and GMAB reserves in first quarter 2014; both periods reflecting changes in interest rates and equity markets.

The first quarter 2015 increase in GMIB and GWBL reserves was partially offset from the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in first quarter 2015 which decreased the GMIB and GWBL reserve by $55 million. The first quarter 2014 increase in GMDB/GMIB reserves was partially offset by a $110 million decrease in GMDB/GMIB reserves resulting from an out-of-period adjustment related to model refinements.

In first quarter 2015, interest credited to policyholders’ account balances totaled $320 million, an increase of $24 million from the $296 million reported in first quarter 2014 primarily due to higher interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $115 million in first quarter 2015, a $6 million decrease from $121 million in first quarter 2014. The decrease is primarily a result of a $12 million decrease in employee benefit costs and lower stock benefit plan expenses of $2 million offset by higher employee salaries of $6 million as a result of an increase in headcount.

In first quarter 2015, commission expense totaled $274 million, a decrease of $12 million compared to first quarter 2014, principally due to a decrease in indexed universal life product sales.

In first quarter 2015, interest expense totaled $5 million; a decrease of $13 million from $18 million in first quarter 2014. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial during second quarter 2014 and repayment of a $325 million surplus note with an interest rate of 6.0% in fourth quarter 2014.

DAC amortization was $140 million in first quarter 2015, an increase of $124 million from $16 million of DAC amortization in first quarter 2014. The increase in DAC amortization is primarily due to $29 million unfavorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the first quarter of 2015 compared to $82 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the comparable 2014 period.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At March 31, 2015, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.6% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.66% net of product weighted average Separate Account fees) and 0.0% (-2.34% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At March 31, 2015, current projections of future average gross market returns assume a 0.0% annualized return for the next six quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in fourteen quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2014 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $144 million in first quarter 2015, a decrease of $15 million from the $159 million reported in first quarter 2014. The decrease was primarily due to an $11 million decrease in first year commissions and a $4 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $187 million in first quarter 2015, a decrease of $28 million from the $215 million reported in first quarter 2014. The decrease of $28 million is primarily related to the absence of a $25 million real estate charge related to the operating lease obligations of AXA Equitable’s headquarters recorded in first quarter 2014.

Premiums and Deposits.

Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

The following table lists sales for major insurance product lines for the first quarter of 2015 and 2014. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Retail:
Annuities
First year	$842	$916
Renewal	558	548

	1,400	1,464
Life(1)
First year	32	42
Renewal	425	435

	457	477
Other(2)
First year	3	3
Renewal	72	85

	75	88

Total retail	1,932	2,029

Wholesale:
Annuities
First year	922	997
Renewal	53	43

	975	1,040
Life(1)
First year	10	9
Renewal	160	161

	170	170

Total wholesale	1,145	1,210

Total Premiums and Deposits	$3,077	$3,239

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for first quarter 2015 were $3.1 billion, a $162 million decrease from $3.2 billion in first quarter 2014 while total first year premiums and deposits decreased $158 million to $1.8 billion in first quarter 2015 from $2.0 billion in first quarter 2014. The annuity line’s first year premiums and deposits decreased $149 million to $1.8 billion principally due to the $75 million and $74 million decrease in sales in the wholesale and retail channels, respectively. The decrease in first year annuity sales is primarily due to lower sales of the Company’s SCS Retirement Cornerstone® and Investment EdgeSM products. First year premiums and deposits for the life insurance products decreased $9 million, primarily due to the $10 million decrease in sales of insurance products in the retail channel reflecting lower sales of UL and term life products. Life insurance product renewal premiums were down $9 million primarily as a result of natural run-off in the Closed Block and lower renewals of Indexed UL products.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended March 31,
	2015		2014
	Amount	Rate(1)	Amount	Rate(1)
	(Dollars in Millions)

Annuities	$1,824	6.1%	$3,142	10.7%
Variable and interest-sensitive life	185	3.6%	196	3.8%
Traditional life	45	2.4%	51	2.7%

Total	$2,054		$3,389

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $1.3 billion, from $3.4 billion in the first quarter of 2014 to $2.1 billion in the first quarter of 2015. There was a decrease of $1.3 billion, $11 million and $6 million, respectively, in individual annuities, variable and interest sensitive and traditional life products surrenders and withdrawals. The decrease in individual annuities surrenders for the first quarter of 2015 is due to the absence of $1.2 billion of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the third quarter of 2014.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the first quarters of 2015 and 2014.

Investment Management - Results of Operations

	Three Months Ended March 31,
	2015	2014
	(In Millions)

Revenues:
Investment advisory and service fees	$494	$455
Distribution revenues	109	106
Bernstein research services	126	123
Other revenues	25	27

Commissions, fees and other income	754	711

Investment income (loss)	15	4
Less: interest expense to finance trading activities	(1)	(1)

Net investment income (loss)	14	3

Investment gains (losses), net	(5)	(2)

Total revenues	763	712

Expenses:
Compensation and benefits	332	310
Distribution related payments	101	97
Amortization of deferred sales commissions	12	9
Interest expense	—	—
Rent expense	32	33
Amortization of other intangible assets, net	7	7
Other operating costs and expenses	132	130

Total expenses	616	586

Earnings (loss) from Continuing Operations, before Income Taxes	$147	$126

First Quarter 2015 Compared to First Quarter 2014

Revenues

Revenues totaled $763 million in first quarter 2015, an increase of $51 million from $712 million in first quarter 2014. The increase is primarily due to $43 million higher Investment advisory services fees and $11 million higher other investment income partially offset by $3 million higher investment losses ($5 million of losses in first quarter 2015 as compared to $2 million of losses in the comparable period of 2014).

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In first quarter 2015, investment advisory and services fees totaled $494 million, an increase of $39 million from the $455 million in first quarter 2014. The increases include an increase in base fees and performance-based fees of $38 million and $1 million, respectively. Retail investment advisory and services fees, Private Wealth Management base and performance fees and Institutional investment advisory and services increased $18 million, $13 million and $8 million, respectively primarily due to an increase in average AUM during the first quarter of 2015, as compared to the first quarter 2014.

Bernstein research revenues increased $3 million in first quarter 2015 as compared to first quarter 2014 primarily due to growth in the U.S. and Asia.

Distribution revenues increased $3 million in the first quarter 2015 as compared to first quarter 2014, while the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $11 million increase in net investment income (loss) to $20 million in first quarter 2015 as compared to $9 million was principally due to $7 million of investment gains from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund in the first quarter of 2015 compared to $4 million of investment losses in first quarter 2014 partially offset by a $1 million decrease in unrealized gains from equity trading securities ($9 million unrealized gains in first quarter 2015 as compared to $10 million of unrealized gains in first quarter of 2014).

The $5 million of investment losses in first quarter 2015 was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $616 million in first quarter 2015, an increase of $30 million from the $586 million in first quarter 2014 as higher compensation and benefits and other operating costs were partially offset by lower restructuring charges.

For first quarter 2015, employee compensation and benefits expenses for the Investment Management segment were $332 million as compared to $310 million in first quarter 2014. The increase was primarily attributable to higher incentive compensation of $20 million and higher base compensation of $6 million partially offset by lower commissions of $5 million.

The distribution related payments increased $4 million to $101 million in first quarter 2015 from $97 million in the first quarter 2014 primarily as a result of higher distribution revenues.

The $2 million increase in other operating costs and expenses to $132 million for first quarter 2015 as compared to $130 million in first quarter 2014 was primarily due to higher trade execution and clearance costs partially offset by lower real estate charges.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended March 31,
	2015	2014
	(In Millions)
FEES
Third party	$477	$438
General Account and other	10	11
Insurance Group Separate Accounts	7	7

Total Fees	$494	$456

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$402,066	$379,134
General Account and other	50,389	41,981
Insurance Group Separate Accounts	33,445	32,946

Total AllianceBernstein	485,900	454,061

Insurance Group
General Account and other(2)	18,202	22,428
Insurance Group Separate Accounts	81,369	68,529

Total Insurance Group	99,571	90,957

Total by Account:
Third party(1)	402,066	379,134
General Account and other(2)	68,591	64,409
Insurance Group Separate Accounts	114,814	101,475

Total Assets Under Management	$585,471	$545,018

(1)

Includes $52.1 billion and $43.1 billion of assets managed on behalf of AXA affiliates at March 31, 2015 and 2014, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $11.2 billion and $16.1 billion at March 31, 2015 and 2014, respectively, as well as mortgages and equity real estate totaling $7.0 billion and $6.3 billion at March 31, 2015 and 2014, respectively.

Fees for assets under management increased 8.6% the first quarter of 2015 from the comparable period of 2014, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at March 31, 2015 increased $40.5 billion to $585.5 billion. The $40.5 billion increase at March 31, 2015 as compared to March 31, 2014 resulted from increases in market appreciation and fees from EQAT and VIP.

Changes in assets under management at AllianceBernstein for the three and twelve months ended March 31, 2015 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	4.0	0.2	12.7	1.5	0.1	1.0	19.5
Redemptions/terminations	(3.9)	(0.2)	(6.5)	(0.7)	(0.1)	(0.7)	(12.1)
Cash flow/unreinvested dividends	(1.3)	(0.2)	0.2	(0.1)	(0.3)	0.3	(1.4)

Net long-term (outflows) inflows	(1.2)	(0.2)	6.4	0.7	(0.3)	0.6	6.0
Market appreciation (depreciation)	4.1	0.7	(0.3)	0.3	—	1.1	5.9

Net change	2.9	0.5	6.1	1.0	(0.3)	1.7	11.9

Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9

Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1
Long-term flows:
Sales/new accounts	15.0	1.8	48.6	4.7	0.6	6.4	77.1
Redemptions/terminations	(15.2)	(1.0)	(28.3)	(3.4)	(0.6)	(2.6)	(51.1)
Cash flow/unreinvested dividends	(5.5)	(2.0)	(4.9)	(0.1)	0.7	1.3	(10.5)

Net long-term (outflows) inflows	(5.7)	(1.2)	15.4	1.2	0.7	5.1	15.5
Acquisition	2.9	—	—	—	—	—	2.9
AUM adjustment (3)	(0.1)	—	(1.4)	—	—	(0.1)	(1.6)
Market appreciation (depreciation)	9.7	3.9	(1.9)	1.4	—	1.9	15.0

Net change	6.8	2.7	12.1	2.6	0.7	6.9	31.8

Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.
(3)	Excludes assets for which Alliance Bernstein provides administrative services but not investment management services from AUM.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In Billions)
Distribution Channel:
Institutions	$241.5	$227.1	$14.4	6.3%
Retail	162.8	153.2	9.6	6.3
Private Client	76.7	71.7	5.0	7.1

Total	$481.0	$452.0	$29.0	6.4%

Investment Service:
Equity Actively Managed	$113.8	$107.4	$6.4	6.0%
Equity Passively Managed(1)	50.5	48.2	2.3	4.8
Fixed Income Actively
Managed – Taxable	223.7	212.8	10.9	5.2
Fixed Income Actively
Managed – Tax-exempt	32.3	29.5	2.8	9.3
Fixed Income Passively
Managed(1)	10.1	9.4	0.7	6.7
Other(2)	50.6	44.7	5.9	13.3

Total	$481.0	$452.0	$29.0	6.4%

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

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

Net General Account Investment Assets

March 31, 2015

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$34,136	$1,886	$32,250
Mortgage loans on real estate	6,516	(330)	6,846
Policy Loans	3,386	(107)	3,493
Other equity investments	1,723	154	1,569
Trading securities	5,614	565	5,049
Other invested assets	2,095	2,095	—

Total investments	53,470	4,263	49,207
Cash and cash equivalents	2,869	1,503	1,366
Short-term debt	(701)	(496)	(205)

Total	$55,638	$5,270	$50,368

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended March 31,				Year Ended
	2015		2014		December 31,
	Yield	Amount	Yield	Amount	2014
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.11%	$311	4.46%	$310	$1,329
Ending assets		30,569		27,754	29,908
Below investment grade
Income	7.10%	31	9.03%	43	121
Ending assets		1,681		1,873	1,847
Mortgages:
Income (loss)	4.81%	82	5.31%	81	336
Ending assets		6,846		6,174	6,794
Other Equity Investments:
Income (loss)	4.20%	17	24.20%	101	203
Ending assets		1,569		1,699	1,634
Policy Loans:
Income	5.97%	52	6.08%	54	216
Ending assets		3,493		3,530	3,515
Cash and Short-term Investments:
Income	0.02%	—	0.03%	—	—
Ending assets		1,366		2,424	1,045
Trading Securities:
Income	2.94%	35	1.53%	14	38
Ending assets		5,049		3,905	4,513
Total Invested Assets:

Income	4.24%	528	5.20%	603	2,243
Ending Assets		50,573		47,359	49,256

Short-term debt:
Interest expense and other		(4)		(3)	(15)
Ending assets (liabilities)		(205)		(205)	(201)

Total:

Investment Income	4.22%	524	5.19%	600	2,228
Less: investment fees	(0.10)%	(13)	(0.11)%	(13)	(52)

Investment Income, Net	4.12%	$511	5.08%	$587	$2,176

Ending Net Assets		$50,368		$47,154	$49,055

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At March 31, 2015, 73.8% of the fixed maturity portfolio was publicly traded. At March 31, 2015, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $813 million. The General Account had a $2 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland. The decline in the book yield for the three months ended March 31, 2015 when compared to the comparable 2014 period was accompanied by an increase in the credit quality of the portfolio.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At March 31, 2015:
Corporate Securities:
Finance	$5,467	$321	$2	$5,786
Manufacturing	5,855	486	10	6,331
Utilities	3,222	368	3	3,587
Services	2,971	258	5	3,224
Energy	1,679	133	12	1,800
Retail and wholesale	1,089	84	1	1,172
Transportation	770	81	1	850
Other	66	4	—	70

Total corporate securities	21,119	1,735	34	22,820

U.S. government and agency	7,669	1,007	22	8,654
Commercial mortgage-backed	813	24	132	705
Residential mortgage-backed(2)	717	45	—	762
Preferred stock	727	73	3	797
State & municipal	441	84	—	525
Foreign governments	396	51	10	437
Asset-backed securities	79	14	1	92

Total	$31,961	$3,033	$202	$34,792

At December 31, 2014:
Corporate Securities:
Finance	$5,519	$296	$7	$5,808
Manufacturing	5,982	426	20	6,388
Utilities	3,327	330	8	3,649
Services	2,969	231	13	3,187
Energy	1,660	113	17	1,756
Retail and wholesale	1,108	73	3	1,178
Transportation	774	75	2	847
Other	78	3	—	81

Total corporate securities	21,417	1,547	70	22,894

U.S. government and agency	6,668	672	26	7,314
Commercial mortgage-backed	855	22	142	735
Residential mortgage-backed(2)	752	42	—	794
Preferred stock	829	69	10	888
State & municipal	441	78	—	519
Foreign governments	405	48	7	446
Asset-backed securities	86	15	1	100

Total	$31,453	$2,493	$256	$33,690

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2”

include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC Designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.3 billion, or 4.0%, of the total fixed maturities at March 31, 2015 and $1.4 billion, or 4.4%, of the total fixed maturities at December 31, 2014. Gross unrealized losses on public and private fixed maturities decreased from $257 million at December 31, 2014 to $202 million at March 31, 2015. Below investment grade fixed maturities represented 54.0% and 41.6% of the gross unrealized losses at March 31, 2015 and December 31, 2014, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in first quarter 2015 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2015:
1	Aaa, Aa, A	$16,102	$1,835	$49	$17,888
2	Baa	6,729	606	14	7,321

	Investment grade	22,831	2,441	63	25,209

3	Ba	620	34	16	638
4	B	103	7	1	109
5	C and lower	13	1	1	13
6	In or near default	10	—	5	5

	Below investment grade	746	42	23	765

Total Public Fixed Maturities		$23,577	$2,483	$86	$25,974

At December 31, 2014:
1	Aaa, Aa, A	$15,068	$1,429	$71	$16,426
2	Baa	6,979	534	36	7,477

	Investment grade	22,047	1,963	107	23,903

3	Ba	668	31	8	691
4	B	107	5	1	111
5	C and lower	13	1	1	13
6	In or near default	16	—	5	11

	Below investment grade	804	37	15	826

Total Public Fixed Maturities		$22,851	$2,000	$122	$24,729

(1)	At March 31, 2015 and 2014, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2015:
1	Aaa, Aa, A	$4,245	$283	$22	$4,506
2	Baa	3,620	255	8	3,867

	Investment grade	7,865	538	30	8,373

3	Ba	255	4	5	254
4	B	67	—	14	53
5	C and lower	85	—	14	71
6	In or near default	112	8	53	67

	Below investment grade	519	12	86	445

Total Private Fixed Maturities		$8,384	$550	$116	$8,818

At December 31, 2014:
1	Aaa, Aa, A	$4,370	$257	$28	$4,599
2	Baa	3,667	225	15	3,877

	Investment grade	8,037	482	43	8,476

3	Ba	280	4	10	274
4	B	73	—	9	64
5	C and lower	98	—	21	77
6	In or near default	114	7	52	69

	Below investment grade	565	11	92	484

Total Private Fixed Maturities		$8,602	$493	$135	$8,960

(1)

Includes, as of March 31, 2015 and December 31, 2014, respectively, 43 securities with amortized cost of $538 million (fair value, $550 million) and 38 securities with amortized cost of $447 million (fair value, $452 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2015:
1	Aaa, Aa, A	$10,583	$898	$6	$11,475
2	Baa	9,791	807	17	10,581

	Investment grade	20,374	1,705	23	22,056

3	Ba	633	22	9	646
4	B	83	1	2	82
5	C and lower	28	1	—	29
6	In or near default	1	6	—	7

	Below investment grade	745	30	11	764

Total Corporate Fixed Maturities		$21,119	$1,735	$34	$22,820

At December 31, 2014:
1	Aaa, Aa, A	$10,548	$813	$20	$11,341
2	Baa	10,072	706	39	10,739

	Investment grade	20,620	1,519	59	22,080

3	Ba	681	21	9	693
4	B	85	—	2	83
5	C and lower	30	1	—	31
6	In or near default	1	6	—	7

	Below investment grade	797	28	11	814

Total Corporate Fixed Maturities		$21,417	$1,547	$70	$22,894

Asset-backed Securities

At March 31, 2015, the amortized cost and fair value of asset backed securities held were $79 million and $92 million, respectively; at December 31, 2014, those amounts were $86 million and $100 million, respectively. At March 31, 2015, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $8 million and $8 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $28 million and $28 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

March 31, 2015

	Moody’s Agency Rating					Total	Total
Vintage	Aaa	Aa	A	Baa	Ba and Below		December 31, 2014
	(In Millions)

At amortized cost:
2004 and Prior Years	$4	$15	$11	$3	$102	$135	$150
2005	10	20	33	23	298	384	410
2006	—	—	—	1	216	217	217
2007	—	—	—	—	77	77	78

Total CMBS	$14	$35	$44	$27	$693	$813	$855

At fair value:
2004 and Prior Years	$4	$16	$12	$3	$91	$126	$138
2005	10	20	33	23	271	357	380
2006	—	—	—	2	156	158	154
2007	—	—	—	—	64	64	63

Total CMBS	$14	$36	$45	$28	$582	$705	$735

Mortgages

Investment Mix

At March 31, 2015 and December 31, 2014, respectively, approximately 13.9% and 14.0%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2015	December 31, 2014
	(In Millions)

Commercial mortgage loans	$4,820	$4,797
Agricultural mortgage loans	2,116	$2,085

Total Mortgage Loans	$6,936	$6,882

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Middle Atlantic	$1,941	28.0%	$1,957	28.4%
Pacific	1,746	25.2	1,736	25.2
South Atlantic	873	12.6	875	12.7
Mountain	559	8.0	544	7.9
East North Central	558	8.0	551	8.0
West North Central	532	7.7	497	7.3
West South Central	400	5.8	412	6.0
New England	202	2.9	187	2.7
East South Central	125	1.8	123	1.8

Total Mortgage Loans	$6,936	100.0%	$6,882	100.0%

By Property Type:
Agricultural properties	$2,116	30.5%	$2,085	30.3%
Office buildings	1,960	28.3	1,902	27.6
Apartment complexes	1,446	20.8	1,418	20.6
Retail stores	521	7.5	522	7.6
Industrial buildings	404	5.8	405	5.9
Hospitality	378	5.5	439	6.4
Other	111	1.6	111	1.6

Total Mortgage Loans	$6,936	100.0%	$6,882	100.0%

At March 31, 2015, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 62% while the agricultural mortgage loans weighted average loan-to-value ratio was 46%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2015

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$904	$106	$290	$413	$302	$51	$2,066
50% - 70%	1,140	508	899	1,198	262	44	4,051
70% - 90%	211	—	85	255	65	—	616
90% plus	156	—	—	—	—	47	203

Total Commercial and Agricultural Mortgage Loans	$2,411	$614	$1,274	$1,866	$629	$142	$6,936

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2015.

Mortgage Loans by Year of Origination

	March 31, 2015
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2015	$89	1.3%
2014	1,691	24.4
2013	1,733	25.0
2012	1,223	17.6
2011	969	14.0
2010 and prior	1,231	17.7

Total Mortgage Loans	$6,936	100.0%

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

March 31, 2015

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the first quarter of 2015.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2015 and 2014.

	2015	2014
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$37	$42
Charge-offs	—	—
Recoveries	—	—
Provision	—	—

Ending Balance, March 31,	$37	$42

Ending Balance, March 31,:
Individually Evaluated for Impairment	$37	$42

Other Equity Investments

At March 31, 2015, private equity partnerships, hedge funds and real-estate related partnerships were 86.0% of total other equity investments. These interests, which represent 2.8% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	March 31, 2015	December 31, 2014
	(In Millions)

Common stock	$221	$261
Joint ventures and limited partnerships:
Private equity	964	995
Hedge funds	280	279
Real estate related	111	105

Total Other Equity Investments	$1,576	$1,640

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

Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GIB features. The Company had previously issued certain variable annuity products with GWBL and Other Features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB benefits, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with the GIB and GWBL and Other Features is that under-performance of the financial markets could result in the GIB and GWBL and Other Features’ benefits being higher than what accumulated policyholders’ account balances would support.

For GMDB, GMIB, GIB and GWBL and Other Features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and Other Features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, AXA Equitable is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, AXA Equitable derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

The Company has in place a hedge program to partially protect the overall profitability of variable annuity sales against declining interest rates.

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At March 31, 2015, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s investments in Separate Accounts

The Company’s General Account investment in Separate Account equity funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of CDS. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The SNAC under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically, the Company purchases 30-year, TIPS as General Account investments and enters into ASWs, to result in payment of the variable principal at maturity and semi-annual coupons of the TIPS to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These ASWs, when considered in combination with the TIPS, together result in a net position that is intended to replicate a fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

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

Derivative Instruments by Category

	At March 31, 2015			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Three Months Ended March 31, 2015
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,886	$—	$—	$(180)
Swaps	1,206	9	32	(53)
Options	7,590	1,277	743	81

Interest rate contracts:(1)
Floors	1,800	108	—	8
Swaps	14,074	470	94	369
Futures	9,358	—	—	(2)
Swaptions	—	—	—	118

Credit contracts:(1)
Credit default swaps	1,911	7	23	2

Net investment income (loss)				343

Embedded derivatives:
GMIB reinsurance contracts	—	11,401	—	690

GWBL and Other Features(2)	—	—	167	(39)
SCS, SIO MSO and IUL indexed features(3)	—	—	433	(82)

Total	$41,825	$13,272	$1,492	$912

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2014			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Three Months Ended March 31, 2014
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,821	$—	$—	$(91)
Swaps	1,051	21	11	(20)
Options	6,896	1,215	742	42

Interest rate contracts:(1)
Floors	2,100	120	—	2
Swaps	11,558	603	12	407
Futures	10,647	—	—	170
Swaptions	4,800	72	—	—
Credit contracts:(1)
Credit default swaps	1,911	7	27	2

Net investment income				512

Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	696

GWBL and Other Features(2)	—	—	128	(7)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(56)

Total	$44,784	$12,749	$1,300	$1,145

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Since June 2013, various new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act have become effective, requiring financial entities, including U.S. life insurers, to clear certain types of newly executed OTC derivatives with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of OTC derivatives covered by these regulations. Centrally cleared OTC derivatives, protected by initial margin requirements and higher quality collateral are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and cleared OTC derivative contracts. Further regulations will increase the amount and quality of collateral required to be posted for non-cleared OTC derivatives by requiring initial and variation margin for uncleared swaps. Additional regulations are being and will be proposed that are expected to reduce various risks, including the risk of a “run on the bank” scenario in the event of the insolvency of a dealer.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$10	$23

Total gross realized investment gains	10	23

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(2)	(13)
Gross losses on sales and maturities	(6)	(4)

Total gross realized investment losses	(8)	(17)

Total	$2	$6

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(2)	$—
Private fixed maturities	—	(13)

Total fixed maturities securities	(2)	(13)

Equity securities	—	(2)

Total	$(2)	$(15)

For the first quarter of 2015, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion supplements that found in the 2014 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”

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

General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$2,951	14.8%	$3,137	15.5%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	32	0.2	32	0.2
At contract value, less surrender charge of 5% or more	1,548	7.8	1,678	8.3

Subtotal	1,580	8.0	1,710	8.5

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,308	77.2	15,315	76.0

Total Annuity Reserves And Deposit Liabilities	$19,839	100.0%	$20,162	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $2.9 billion at March 31, 2015 increased $153 million from $2.7 billion at December 31, 2014.

Net cash provided by operating activities was $263 million in the first quarter of 2015 as compared to net cash used in operating activities of $224 million in the first quarter of 2014. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $400 million, $202 million higher than the $198 million net cash used by investing activities in the first quarter of 2014. The increase was principally due to $806 million net purchase of investments partially offset by $336 million higher cash inflows related to derivatives in first quarter 2015 as compared to first quarter 2014 and lower purchases of short-term investments in first quarter 2015 as compared to first quarter 2014.

Cash flows provided by financing activities decreased $811 million from $1.1 billion in the first quarter of 2014 to $299 million in the first quarter of 2015. The impact of the net deposits to policyholders’ account balances was $778 million and $859 million in first quarter of 2015 and 2014, respectively. During the first quarter of 2015 the Company entered into $412 million of reverse repurchase agreements. Change in short term borrowings increased $16 million in the first quarter of 2015 compared to an increase of $109 million in the first quarter of 2014, which primarily reflect AllianceBernstein’s commercial paper program activity. Change in collaterized pledged assets increased $29 million in first quarter 2015, $233 million less than the $262 million increase in first quarter 2015.

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

Funding and repurchase agreements. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1.0 billion to $3.0 billion. At March 31, 2015 and December 31, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. In addition in fourth quarter 2014 AXA Equitable entered into $950 million of repurchase agreements. At March 31, 2015 the total outstanding balance of repurchase agreements was $967 million. The funding and repurchase agreements were used to extend the duration of the assets within the General Account investment portfolio.

Third-party borrowings. In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015. AXA Equitable will make the principal payment on this debt subject to NYDFS approval. At March 31, 2015, AXA Equitable had no other short-term debt outstanding.

Off-Balance Sheet Transactions. At March 31, 2015 and December 31, 2014, AXA Equitable was not a party to any off -balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2014 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of letters of credit primarily related to reinsurance, $2 million of which was outstanding at March 31, 2015 as well as $507 million and $555 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2015. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At March 31, 2015, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at March 31, 2015) and/or letters of credit ($3.0 billion at March 31, 2015). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $517 million during 2015. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS, who then has 30 days to disapprove the distribution. AXA Equitable did not pay any shareholder dividends during the first quarter of 2015 and 2014.

For the first quarters of 2015 and 2014, respectively, AXA Equitable’s statutory net income (loss) totaled $753 million and $1.1 billion. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6,7 billion and $5.8 billion at March 31, 2015 and December 31, 2014, respectively.

For additional information, see “Item 1—Business—Regulation” and “Item 1A—Risk Factors” in the 2014 Form 10-K.

AllianceBernstein

During the first three months of 2015, net cash provided by operating activities was $260 million, compared to $127 million during the corresponding 2014 period. The change is primarily due to an increase in accrued compensation of $44 million, a smaller decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $36 million, lower seed capital purchases, offset by lower broker-dealer related redemptions of $31 million and higher cash provided by net income of $19 million.

During the first three months of 2015, net cash used in investing activities was $5 million, compared to $4 million during the corresponding 2014 period. The increase is primarily due to higher purchases of furniture, equipment and leasehold improvements of $1 million.

During the first three months of 2015, net cash used in financing activities was $130 million, compared to $109 million during the corresponding 2014 period. The change reflects lower net issuances of commercial paper of $93 million and higher repurchases of AB Holding Units of $13 million, offset by an increase in overdrafts payable of $80 million and lower distributions to the General Partner and unitholders of $6 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of March 31, 2015, AllianceBernstein had $671 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $406 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. AllianceBernstein’s current intent is to permanently reinvest these earnings outside the U.S.

At March 31, 2015 and December 31, 2014, respectively, AllianceBernstein had $501 million and $489 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of March 31, 2015 and December 31, 2014, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of March 31, 2015 and December 31, 2014, AllianceBernstein had no amounts outstanding under the AB Credit Facility. During the first three months of 2015 and the full year 2014, AllianceBersntein did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of March 31, 2015 and December 31, 2014, SCB LLC had no bank loans outstanding.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11, included herein and AXA Equitable’s 2014 Form 10-K as well as AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2014 for information on related party transactions.

Contractual Obligations

The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information—Contractual Obligation” section in Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2014 Form 10-K for additional information.

ADOPTION AND FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2014 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2014 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382. This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500. This contract ended in March 2015.

AXA also has informed us that AXA Konzern provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff. The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor Liability insurance cover is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,820 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,910.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and an entity that OFAC has designated an SDN with the identifier [IRAN]. The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was designated an SDN with the identifier [IRAN] in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $45,620, representing approximately 0.00005% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $22,810, representing approximately 0.0004% of AXA’s 2014 aggregate net profit.

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

Date:	May 8, 2015	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	May 8, 2015		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director,
Chief Accounting Officer and Controller