Form 10-Q
period 2015-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2015-08-10
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) our computer systems failing or their security being compromised; (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxvi) the perception of our brand and reputation in the marketplace; (xxvii) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxviii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxix) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$32,760	$33,034
Mortgage loans on real estate	6,479	6,463
Policy loans	3,400	3,408
Other equity investments	1,550	1,757
Trading securities, at fair value	6,030	5,143
Other invested assets	1,638	1,978

Total investments	51,857	51,783
Cash and cash equivalents	2,620	2,716
Cash and securities segregated, at fair value	467	476
Broker-dealer related receivables	2,349	1,899
Deferred policy acquisition costs	4,260	4,271
Goodwill and other intangible assets, net	3,748	3,762
Amounts due from reinsurers	4,130	4,051
Loans to affiliates	1,087	1,087
Guaranteed minimum income benefit reinsurance contract asset, at fair value	9,951	10,711
Other assets	4,308	4,190
Separate Accounts’ assets	112,270	111,059

Total Assets	$197,047	$196,005

LIABILITIES
Policyholders’ account balances	$32,324	$31,848
Future policy benefits and other policyholders’ liabilities	24,010	23,484
Broker-dealer related payables	2,727	1,501
Amounts due to reinsurers	62	74
Customers related payables	1,659	1,501
Short-term debt	655	689
Current and deferred income taxes	3,904	4,785
Other liabilities	2,845	2,939
Separate Accounts’ liabilities	112,270	111,059

Total liabilities	180,456	177,880

Commitments and contingent liabilities (Notes 10 and 11)

Redeemable Noncontrolling Interest	$17	$17

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,973	5,957
Retained earnings	7,920	8,809
Accumulated other comprehensive income (loss)	(294)	351

Total AXA Equitable’s equity	13,601	15,119

Noncontrolling interest	2,973	2,989

Total equity	16,574	18,108

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$197,047	$196,005

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$924	$899	$1,810	$1,712
Premiums	121	117	261	268
Net investment income (loss):
Investment income (loss) from derivative instruments	(915)	181	(578)	687
Other investment income (loss)	532	557	1,063	1,152

Total net investment income (loss)	(383)	738	485	1,839

Investment gains (losses), net:
Total other-than-temporary impairment losses	(16)	(38)	(18)	(51)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized	(16)	(38)	(18)	(51)
Other investment gains (losses), net	5	4	4	19

Total investment gains (losses), net	(11)	(34)	(14)	(32)

Commissions, fees and other income	1,019	984	2,005	1,927
Increase (decrease) in the fair value of the reinsurance contract asset	(1,450)	820	(760)	1,516

Total revenues	220	3,524	3,787	7,230

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	619	794	1,542	1,606
Interest credited to policyholders’ account balances	268	358	588	654
Compensation and benefits	486	466	933	896
Commissions	292	287	566	573
Distribution related payments	102	101	203	198
Amortization of deferred sales commissions	13	9	25	18
Interest expense	5	17	10	35
Amortization of deferred policy acquisition costs	18	62	158	78
Capitalization of deferred policy acquisition costs	(157)	(153)	(301)	(312)
Rent expense	41	40	80	83
Amortization of other intangible assets	7	6	14	13
Other operating costs and expenses	279	355	592	695

Total benefits and other deductions	1,973	2,342	4,410	4,537

Earnings (loss) from continuing operations, before income taxes	(1,753)	1,182	(623)	2,693
Income tax (expense) benefit	728	(144)	452	(599)

Net earnings (loss)	(1,025)	1,038	(171)	2,094
Less: net (earnings) loss attributable to the noncontrolling interest	(106)	(93)	(201)	(172)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,131)	$945	$(372)	$1,922

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(1,025)	$1,038	$(171)	$2,094

Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	4	4	(8)	6
Change in unrealized gains (losses), net of reclassification adjustment	(1,020)	310	(681)	661
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	20	21	39	40

Total other comprehensive income (loss), net of income taxes	(996)	335	(650)	707

Comprehensive income (loss)	(2,021)	1,373	(821)	2,801
Less: Comprehensive (income) loss attributable to noncontrolling interest	(110)	(95)	(196)	(176)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(2,131)	$1,278	$(1,017)	$2,625

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,957	5,934
Changes in capital in excess of par value	16	14

Capital in excess of par value, end of period	5,973	5,948

Retained earnings, beginning of year	8,809	5,205
Net earnings (loss)	(372)	1,922
Stockholder dividends	(517)	—

Retained earnings, end of period	7,920	7,127

Accumulated other comprehensive income (loss), beginning of year	351	(603)
Other comprehensive income (loss)	(645)	703

Accumulated other comprehensive income (loss), end of period	(294)	100

Total AXA Equitable’s equity, end of period	13,601	13,177

Noncontrolling interest, beginning of year	2,989	2,903
Repurchase of AllianceBernstein Holding units	(14)	(3)
Net earnings (loss) attributable to noncontrolling interest	201	172
Dividends paid to noncontrolling interest	(214)	(202)
Other comprehensive income (loss) attributable to noncontrolling interest	(5)	4
Other changes in noncontrolling interest	16	7

Noncontrolling interest, end of period	2,973	2,881

Total Equity, End of Period	$16,574	$16,058

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)
Net earnings (loss)	$(171)	$2,094
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	588	654
Universal life and investment-type product policy fee income	(1,810)	(1,712)
Net change in broker-dealer and customer related receivables/payables	(106)	(442)
(Income) loss related to derivative instruments	578	(687)
Change in reinsurance recoverable with affiliate	(121)	(37)
Investment (gains) losses, net	14	32
Change in segregated cash and securities, net	9	391
Change in deferred policy acquisition costs	(143)	(234)
Change in future policy benefits	552	499
Change in current and deferred income taxes	(513)	501
Change in accounts payable and accrued expenses	240	71
Change in the fair value of the reinsurance contract asset	760	(1,516)
Amortization of deferred compensation	6	13
Amortization of deferred sales commission	25	18
Other depreciation and amortization	7	28
Amortization of reinsurance cost	20	144
Amortization of other intangibles	14	13
Other, net	23	(102)

Net cash provided by (used in) operating activities	(28)	(272)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,400	1,294
Sales of investments	829	408
Purchases of investments	(3,868)	(3,595)
Purchases of trading account securities	(7,984)	(2,472)
Sales maturities and repayment of trading account securities	7,082	1,934
Cash settlements related to derivative instruments	(80)	357
Purchase of business, net of cash acquired	—	(61)
Change in short-term investments	5	22
Investment in capitalized software, leasehold improvements and EDP equipment	(24)	(47)
Other, net	11	(11)

Net cash provided by (used in) investing activities	(1,629)	(2,171)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014 - CONTINUED

(UNAUDITED)

	2015	2014
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$2,204	$2,307
Withdrawals	(440)	(492)
Change in short-term financings	(34)	556
Repayment of loans from affiliate	—	(500)
Change in collateralized pledged assets	(158)	24
Change in collateralized pledged liabilities	(303)	226
Shareholder dividend paid	(517)	—
Repurchase of AllianceBernstein Holding units	(20)	(4)
Distribution to noncontrolling interests in consolidated subsidiaries	(214)	(202)
Increase (decrease) in Securities sold under agreement to repurchase	1,183	—
Change in securities sold under resale agreement	(149)	—
Other, net	13	1

Net cash provided by (used in) financing activities	1,565	1,916

Effect of exchange rate changes on cash and cash equivalents	(4)	5

Change in cash and cash equivalents	(96)	(522)
Cash and cash equivalents, beginning of year	2,716	2,283

Cash and Cash Equivalents, End of Period	$2,620	$1,761

Supplemental cash flow information:
Interest Paid	$8	$38

Income Taxes Paid (Refunded)	$65	$100

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

At June 30, 2015 and December 31, 2014, the Company’s economic interest in AllianceBernstein was 32.2% and 32.2%. At June 30, 2015 and December 31, 2014, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was 62.7% and 62.7%.

The terms “second quarter 2015” and “second quarter 2014” refer to the three months ended June 30, 2015 and 2014, respectively. The terms “first six months of 2015” and “first six months of 2014” refer to the six months ended June 30, 2015 and 2014, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

Future Adoption of New Accounting Pronouncements

In May 2015, the FASB issued new guidance related to disclosures for investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). Under the new guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. The amendment is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The new guidance applies to contracts that deliver goods or services to a customer, except when those contracts are for: insurance, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties. The new guidance is effective for interim and annual periods, beginning after December 15, 2017. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

Out of Period Adjustments

AXA Equitable recorded an out-of-period adjustment in its financial statements related to model refinements decreasing the gross GMDB and GMIB liabilities by $130 million and the ceded GMDB liabilities by $20 million, resulting in a net decrease to policyholders’ benefits of $110 million in the first six months ended June 30, 2014.

Reversion to the Mean and Lapse Assumption Updates

In the second quarter of 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and variable and interest sensitive life (“VISL”) reserves and amortization DAC from 9.0% to 7.0%. The impact of this assumption update in the second quarter and first six months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In the second quarter and first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $445 million.

In the second quarter of 2015, expectations of long-term lapse rates for certain Accumulator® products at certain durations and moneyness levels were lowered based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The impact of this assumption update in the second quarter and first six months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million, an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million. In the second quarter and first six months of 2015, the after tax impacts of this assumption update decreased the Net loss by approximately $107 million.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)
	(In Millions)
June 30, 2015:
Fixed Maturity Securities:
Corporate	$19,917	1,245	120	$21,042	$—
U.S. Treasury, government and agency	8,739	138	280	8,597	—
States and political subdivisions	441	62	1	502	—
Foreign governments	398	42	9	431	—
Commercial mortgage-backed	737	24	111	650	10
Residential mortgage-backed(1)	677	37	—	714	—
Asset-backed(2)	77	13	1	89	3
Redeemable preferred stock	674	68	7	735	—

Total Fixed Maturities	31,660	1,629	529	32,760	13

Equity securities	38	—	—	38	—

Total at June 30, 2015	$31,698	$1,629	$529	$32,798	$13

December 31, 2014:
Fixed Maturity Securities:
Corporate	$20,742	$1,549	$71	$22,220	$—
U.S. Treasury, government and agency	6,685	672	26	7,331	—
States and political subdivisions	441	78	—	519	—
Foreign governments	405	48	7	446	—
Commercial mortgage-backed	855	22	142	735	10
Residential mortgage-backed(1)	752	43	—	795	—
Asset-backed(2)	86	14	1	99	3
Redeemable preferred stock	829	70	10	889	—

Total Fixed Maturities	30,795	2,496	257	33,034	13

Equity securities	36	2	—	38	—

Total at December 31, 2014	$30,831	$2,498	$257	$33,072	$13

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2015 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at June 30, 2015

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$1,596	$1,625
Due in years two through five	6,697	7,232
Due in years six through ten	10,666	10,916
Due after ten years	10,536	10,799

Subtotal	29,495	30,572
Commercial mortgage-backed securities	737	650
Residential mortgage-backed securities	677	714
Asset-backed securities	77	89

Total	$30,986	$32,025

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the second quarter and first six months of 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Proceeds from sales	$265	$599	$625	$647

Gross gains on sales	$2	$5	$7	$15

Gross losses on sales	$(1)	$(5)	$(5)	$(6)

Total OTTI	$(16)	$(38)	$(18)	$(51)
Non-credit losses recognized in OCI	—	—	—	—

Credit losses recognized in earnings (loss)	$(16)	$(38)	$(18)	$(51)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Balances, beginning of period	$(238)	$(333)	$(254)	$(370)
Previously recognized impairments on securities that matured, paid, prepaid or sold	16	27	34	77
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(16)	(38)	(18)	(51)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at June 30,	$(238)	$(344)	$(238)	$(344)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2015	2014
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$7	$10
All other	1,093	2,229
Equity securities	—	2

Net Unrealized Gains (Losses)	$1,100	$2,241

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, April 1, 2015	$6	$—	$1	$(3)	$4
Net investment gains (losses) arising during the period	1	—	—	—	1
Reclassification adjustment:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	(2)	—	(2)

Balance, June 30, 2015	$7	$1	$(1)	$(3)	$4

Balance, April 1, 2014	$(22)	$1	$5	$5	$(11)
Net investment gains (losses) arising during the period	(7)	—	—	—	(7)
Reclassification adjustment:
Included in Net earnings (loss)	27	—	—	—	27
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(6)	(6)
Policyholders’ liabilities	—	—	(3)	—	(3)

Balance, June 30, 2014	$(2)	$1	$2	$(1)	$—

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(5)	—	—	—	(5)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	2	—	—	—	2
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	(1)	—	(1)

Balance, June 30, 2015	$7	$1	$(1)	$(3)	$4

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	(3)	—	—	—	(3)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	29	—	—	—	29
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(6)	(6)
Policyholders’ liabilities	—	—	(8)	—	(8)

Balance, June 30, 2014	$(2)	$1	$2	$(1)	$—

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, April 1, 2015	$2,827	$(137)	$(430)	$(794)	$1,466
Net investment gains (losses) arising during the period	(1,752)	—	—	—	(1,752)
Reclassification adjustment:
Included in Net earnings (loss)	18	—	—	—	18
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	35	—	—	35
Deferred income taxes	—	—	—	551	551
Policyholders’ liabilities	—	—	130	—	130

Balance, June 30, 2015	$1,093	$(102)	$(300)	$(243)	$448

Balance, April 1, 2014	$1,197	$(110)	$(291)	$(279)	$517
Net investment gains (losses) arising during the period	549	—	—	—	549
Reclassification adjustment:
Included in Net earnings (loss)	11	—	—	—	11
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(7)	—	—	(7)
Deferred income taxes	—	—	—	(160)	(160)
Policyholders’ liabilities	—	—	(90)	—	(90)

Balance, June 30, 2014	$1,757	$(117)	$(381)	$(439)	$820

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	(1,152)	—	—	—	(1,152)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	—	—	—	14
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	20	—	—	20
Deferred income taxes	—	—	—	367	367
Policyholders’ liabilities	—	—	68	—	68

Balance, June 30, 2015	$1,093	$(102)	$(300)	$(243)	$448

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	1,147	—	—	—	1,147
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	3	—	—	—	3
Impact of net unrealized investment gains (losses) on:
DAC	—	(10)	—	—	(10)
Deferred income taxes	—	—	—	(349)	(349)
Policyholders’ liabilities	—	—	(136)	—	(136)

Balance, June 30, 2014	$1,757	$(117)	$(381)	$(439)	$820

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 655 issues at June 30, 2015 and the 601 issues at December 31, 2014 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

June 30, 2015:
Fixed Maturity Securities:
Corporate	$3,445	$(94)	$355	$(26)	$3,800	$(120)
U.S. Treasury, government and agency	4,419	(280)	—	—	4,419	(280)
States and political subdivisions	19	(1)	—	—	19	(1)
Foreign governments	78	(2)	42	(7)	120	(9)
Commercial mortgage-backed	56	(5)	321	(106)	377	(111)
Residential mortgage-backed	38	—	32	—	70	—
Asset-backed	8	—	18	(1)	26	(1)
Redeemable preferred stock	121	(3)	112	(4)	233	(7)

Total	$8,184	$(385)	$880	$(144)	$9,064	$(529)

December 31, 2014:
Fixed Maturity Securities:
Corporate	$1,314	$(29)	$1,048	$(42)	$2,362	$(71)
U.S. Treasury, government and agency	280	(6)	373	(20)	653	(26)
States and political subdivisions	21	—	—	—	21	—
Foreign governments	27	(1)	65	(6)	92	(7)
Commercial mortgage-backed	37	(2)	355	(140)	392	(142)
Residential mortgage-backed	—	—	35	—	35	—
Asset-backed	—	—	20	(1)	20	(1)
Redeemable preferred stock	42	—	169	(10)	211	(10)

Total	$1,721	$(38)	$2,065	$(219)	$3,786	$(257)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2015 and December 31, 2014 were $151 million and $146 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2015 and December 31, 2014, respectively, approximately $1,558 million and $1,788 million, or 4.9% and 5.8%, of the $31,660 million and $30,795 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $48 million and $85 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and 2014, respectively, the $144 million and $219 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either June 30, 2015 or 2014. As of June 30, 2015 and December 31, 2014, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At June 30, 2015 and December 31, 2014, respectively, the Company owned $8 million and $8 million in RMBS backed by subprime residential mortgage loans and $7 million and $7 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2015, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $20 million.

For second quarter and first six months of 2015 and 2014, investment income is shown net of investment expenses of $14 million, $26 million, $20 million and $37 million, respectively.

At June 30, 2015 and December 31, 2014, respectively, the amortized cost of the Company’s trading account securities was $6,031 million and $5,160 million with respective fair values of $6,030 million and $5,143 million. Also at June 30, 2015 and December 31, 2014, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $93 million and $197 million and costs of $82 million and $185 million as well as other equity securities with carrying values of $37 million and $38 million and costs of $38 million and $36 million.

Net unrealized and realized holding gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during first six months of 2015 and 2014:

Net investment income (loss) from trading securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Net investment gains (losses) recognized during the period on securities held at the end of the period	$(31)	$33	$7	$44
Net investment gains (losses) recognized on securities sold during the period	—	3	7	9

Unrealized and realized gains (losses) on trading securities arising during the period	(31)	36	14	53

Interest and dividend income from trading securities	25	11	28	22

Net investment income (loss) from trading securities	$(6)	$47	$42	$75

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2015 and December 31, 2014, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $89 million and $89 million, respectively.

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

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

June 30, 2015
Troubled debt restructurings:
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the first six months of 2015.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first six months of 2015 and 2014 was as follows:

	2015	2014
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$37	$42
Charge-offs	(1)	(14)
Recoveries	—	—
Provision	—	6

Ending balance, June 30,	$36	$34

Ending balance, June 30,:
Individually Evaluated for Impairment	$36	$34

There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2015 and 2014.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2015 and December 31, 2014, before adjustments for valuation allowance.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2015

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$377	$—	$58	$23	$33	$—	$491
50% - 70%	917	501	619	852	98	—	2,987
70% - 90%	211	—	84	265	64	—	624
90% plus	156	—	—	—	—	47	203

Total Commercial Mortgage Loans	$1,661	$501	$761	$1,140	$195	$47	$4,305

Agricultural Mortgage Loans(1)
0% - 50%	$187	$111	$289	$408	$239	$53	$1,287
50% - 70%	139	89	188	245	198	44	903
70% - 90%	—	—	2	18	—	—	20
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$326	$200	$479	$671	$437	$97	$2,210

Total Mortgage Loans(1)
0% - 50%	$564	$111	$347	$431	$272	$53	$1,778
50% - 70%	1,056	590	807	1,097	296	44	3,890
70% - 90%	211	—	86	283	64	—	644
90% plus	156	—	—	—	—	47	203

Total Mortgage Loans	$1,987	$701	$1,240	$1,811	$632	$144	$6,515

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2014

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$335	$—	$—	$59	$34	$—	$428
50% - 70%	963	440	872	839	54	—	3,168
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203

Total Commercial Mortgage Loans	$1,665	$440	$933	$1,163	$167	$47	$4,415

Agricultural Mortgage Loans(1)
0% - 50%	$184	$100	$232	$408	$206	$50	$1,180
50% - 70%	143	87	201	223	204	47	905
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$327	$187	$433	$631	$410	$97	$2,085

Total Mortgage Loans(1)
0% - 50%	$519	$100	$232	$467	$240	$50	$1,608
50% - 70%	1,106	527	1,073	1,062	258	47	4,073
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203

Total Mortgage Loans	$1,992	$627	$1,366	$1,794	$577	$144	$6,500

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2015 and December 31, 2014, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

June 30, 2015
Commercial	$—	$—	$—	$—	$4,305	$4,305	$—
Agricultural	15	5	—	20	2,190	2,210	—

Total Mortgage Loans	$15	$5	$—	$20	$6,495	$6,515	$—

December 31, 2014
Commercial	$—	$—	$—	$—	$4,415	$4,415	$—
Agricultural	1	7	3	11	2,074	2,085	3

Total Mortgage Loans	$1	$7	$3	$11	$6,489	$6,500	$3

The following table provides information regarding impaired mortgage loans at June 30, 2015 and December 31, 2014, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

June 30, 2015:
With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(36)	$156	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(36)	$156	$2

December 31, 2014:
With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$148	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(37)	$148	$2

(1)	Represents a two-quarter average of recorded amortized cost

Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.

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

The Company has in place a hedge program to partially protect the overall profitability of future variable annuity sales against declining interest rates.

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At June 30, 2015, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s seed money investments in Separate Accounts, retail mutual funds and Separate Account fee revenue fluctuations

The Company’s General Account seed money investments in Separate Account equity funds and retail mutual funds exposes the Company to equity market risk, which is partially hedged through equity-index futures contracts to minimize such risk.

In second quarter 2015, the Company entered into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned through the current year from the Company’s Separate Account products.

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

Periodically, the Company purchases TIPS and other sovereign inflation bonds as General Account investments and enters into asset swaps, to result in payment of the variable principal at maturity and semi-annual coupons of the bonds to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These asset swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

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

Derivative Instruments by Category

	At June 30, 2015			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,256	$2	$—	$(201)
Swaps	1,419	29	17	(75)
Options	7,362	1,228	709	103

Interest rate contracts:(1)
Floors	1,800	94	—	11
Swaps	12,845	313	159	(376)
Futures	8,506	—	—	(165)
Swaptions	—	—	—	118

Credit contracts:(1)
Credit default swaps	1,938	7	17	5

Other freestanding contracts:(1)
Foreign currency contracts	256	4	4	2

Net investment income (loss)				(578)

Embedded derivatives:
GMIB reinsurance contracts	—	9,951	—	(760)

GIB and GWBL and Other Features(2)	—	—	109	(19)
SCS, SIO, MSO and IUL indexed features(3)	—	—	437	(125)

Total	$40,382	$11,628	$1,452	$(1,482)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

				Gains (Losses)
	At December 31, 2014			Reported In Net
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2014
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,933	$1	$2	$(316)
Swaps	1,169	22	15	(95)
Options	6,896	1,215	742	135

Interest rate contracts:(1)
Floors	2,100	120	—	8
Swaps	11,608	605	15	698
Futures	10,647	—	—	256
Swaptions	4,800	72	—	—

Credit contracts:(1)
Credit default swaps	1,942	9	27	4

Other freestanding contracts:(1)
Foreign currency contracts	149	2	—	(3)

Net investment income (loss)				687

Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	1,516
GIB and GWBL and Other Features(2)	—	—	128	(17)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(157)

Total	$45,244	$12,757	$1,309	$2,029

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts

All outstanding equity-based and treasury futures contracts at June 30, 2015 are exchange-traded and net settled daily in cash. At June 30, 2015, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $227 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $23 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $41 million.

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

At June 30, 2015 and December 31, 2014, respectively, the Company held $657 million and $1,225 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at June 30, 2015 and December 31, 2014, respectively, were $2 million and $28 million, for which the Company posted collateral of $2 million and $36 million at June 30, 2015 and December 31, 2014, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

Securities Repurchase and Reverse Repurchase Transactions

Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis as Broker-dealer related payables or receivables. The Company obtains or posts collateral generally in the form of cash, U.S. Treasury, U.S. government and government agency securities and investment grade corporate bonds in an amount equal to 102%-105% of the fair value of the securities to be repurchased or resold and monitors their market values on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At June 30, 2015 and December 31, 2014, the balance outstanding under reverse repurchase transactions was $148 million and $0 million, respectively. At June 30, 2015 and December 31, 2014, the balance outstanding under securities repurchase transactions was $2,133 million and $950 million, respectively. The Company utilized the funds received from these repurchase agreements to extend the duration of the assets within General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Obligation under funding agreements” included in Note 13.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2015.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At June 30, 2015

		Gross
	Gross	Amounts	Net Amounts
	Amounts	Offset in the	Presented in the
	Recognized	Balance Sheets	Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,255	$725	$530
Interest rate contracts	371	154	217
Credit contracts	6	17	(11)

Total Derivatives, subject to an ISDA Master Agreement	1,632	896	736
Total Derivatives, not subject to an ISDA Master Agreement	31	—	31

Total Derivatives	1,663	896	767
Other financial instruments	1,016	—	1,016

Other invested assets(2)	$2,679	$896	$1,783

Reverse Repurchase agreements	148	—	148
Other Broker-dealer receivables	2,201	—	2,201

Broker-dealer related receivables	$2,349	$—	$2,349

LIABILITIES(3)
Description
Derivatives:
Equity contracts	$725	$725	$—
Interest rate contracts	154	154	—
Credit contracts	17	17	—

Total Derivatives, subject to an ISDA Master Agreement	896	896	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	896	896	—
Other financial liabilities	2,845	—	2,845

Other liabilities	$3,741	$896	$2,845

Repurchase agreements	$2,133	$—	$2,133
Other financial liabilities	594	—	594

Broker-dealer related payables	$2,727	$—	$2,727

(1)	Excludes Investment Management segment’s $14 million net derivative assets, $8 million long exchange traded options and $93 million of securities borrowed.
(2)	Includes $145 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s $10 million net derivative liabilities, $2 million short exchange traded options and $7 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2015.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At June 30, 2015

	Net Amounts	Collateral (Received)/Held
	Presented in the	Financial		Net
	Balance Sheets	Instruments	Cash	Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$56	$—	$(56)	$—
Counterparty B	11	—	12	23
Counterparty C	59	—	(29)	30
Counterparty D	212	—	(202)	10
Counterparty E	54	—	(50)	4
Counterparty F	20	—	6	26
Counterparty G	175	—	(175)	—
Counterparty H	44	(43)	—	1
Counterparty I	11	—	28	39
Counterparty J	(2)	—	2	—
Counterparty K	42	—	(42)	—
Counterparty L	9	—	(9)	—
Counterparty M	36	—	(1)	35
Counterparty N	31	—	—	31
Counterparty Q	4	—	(4)	—
Counterparty T	4	—	(4)	—
Counterparty U	1		2	3

Total derivatives	$767	$(43)	$(522)	$202
Other financial instruments	1,016	—	—	1,016

Other invested assets(2)	$1,783	$(43)	$(522)	$1,218

Counterparty M	$148	$(148)	$—	$—
Other Broker-dealer receivables	2,201	—	—	2,201

Broker-dealer related receivables	$2,349	$(148)	$—	$2,201

LIABILITIES:(3)
Counterparty D	$992	$(992)	$—	$—
Counterparty C	252	(252)	—	—
Counterparty M	889	(889)	—	—

Total repurchase agreements	$2,133	$(2,133)	$—	$—

Other Broker-dealer payables	594	—	—	594

Broker-dealer related payables	$2,727	$(2,133)	$—	$594

(1)	Excludes Investment Management segment’s cash collateral received of $2 million related to derivative assets and $93 million related to securities borrowed.
(2)	Includes $145 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s cash collateral pledged of $6 million related to derivative liabilities and $7 million related to securities loaned.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at June 30, 2015.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Repurchase agreements
U.S. Treasury and agency securities	$—	$2,108	$25	$—	$2,133

Total	$—	$2,108	$25	$—	$2,133

Reverse repurchase agreements
Corporate securities	$—	$148	$—	$—	$148

Total	$—	$148	$—	$—	$148

(1)	Excludes Investment Management segment’s $93 million of securities borrowed.

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2014

		Gross
	Gross	Amounts	Net Amounts
	Amounts	Offset in the	Presented in the
	Recognized	Balance Sheets	Balance Sheets
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

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2014

	Net Amounts	Collateral (Received)/Held
	Presented in the	Financial		Net
	Balance Sheets	Instruments	Cash	Amounts
ASSETS:(1)	(In Millions)
Counterparty A	$62	$—	$(62)	$—
Counterparty B	102	—	(95)	7
Counterparty C	111	—	(110)	1
Counterparty D	228	—	(224)	4
Counterparty E	60	—	(59)	1
Counterparty F	63	—	(60)	3
Counterparty G	145	(145)	—	—
Counterparty H	31	(31)	—	—
Counterparty I	136	—	(134)	2
Counterparty J	28	—	(22)	6
Counterparty K	44	—	(44)	—
Counterparty L	113	(113)	—	—
Counterparty M	76	—	(68)	8
Counterparty N	40	—	—	40
Counterparty Q	4	—	(4)	—
Counterparty T	3	—	(3)	—

Total Derivatives	$1,246	$(289)	$(885)	$72
Other financial instruments	852	—	—	852

Other invested assets(2)	$2,098	$(289)	$(885)	$924

LIABILITIES(3)
Counterparty D	$450	$(450)	$—	$—
Counterparty C	500	(500)	—	—

Total repurchase agreements	$950	$(950)	$—	$—
Other Broker-dealer related payables	551	—	—	551

Broker-dealer related payables	$1,501	$(950)	$—	$551

(1)	Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets and $158 million related to securities borrowed.
(2)	Includes $120 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s cash collateral pledged of $10 million related to derivative liabilities and $34 million related to securities loaned.

4)	CLOSED BLOCK

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

Summarized financial information for the Closed Block follows:

	June 30,	December 31,
	2015	2014
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,450	$7,537
Policyholder dividend obligation	140	201
Other liabilities	184	117

Total Closed Block liabilities	7,774	7,855

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,628 and $4,829)	4,872	5,143
Mortgage loans on real estate	1,275	1,407
Policy loans	897	912
Cash and other invested assets	365	14
Other assets	185	176

Total assets designated to the Closed Block	7,594	7,652

Excess of Closed Block liabilities over assets designated to the Closed Block	180	203

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(40) and $(43) and policyholder dividend obligation of $(140) and $(201)	74	80

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$254	$283

Closed Block revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

REVENUES:
Premiums and other income	$66	$69	$135	$141
Net investment income (loss)	99	94	191	190
Net investment gains (losses)	(2)	(1)	(1)	1

Total revenues	163	162	325	332

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	143	153	296	309
Other operating costs and expenses	1	1	1	1

Total benefits and other deductions	144	154	297	310

Net revenues (loss) before income taxes	19	8	28	22
Income tax (expense) benefit	4	(3)	1	(8)

Net Revenues (Losses)	$23	$5	$29	$14

Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2015	2014
	(In Millions)

Balances, beginning of year	$201	$128
Unrealized investment gains (losses), net of DAC	(61)	105

Balances, End of Period	$140	$233

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2015	$1,729	$5,644	$7,373
Paid guarantee benefits	(139)	(29)	(168)
Other changes in reserve	290	360	650

Balance at June 30, 2015	$1,880	$5,975	$7,855

Balance at January 1, 2014	$1,626	$4,203	$5,829
Paid guarantee benefits	(116)	(174)	(290)
Other changes in reserve	108	626	734

Balance at June 30, 2014	$1,618	$4,655	$6,273

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2015	2014
	(In Millions)

Balance, beginning of year	$832	$791
Paid guarantee benefits	(66)	(56)
Other changes in reserve	134	55

Balance, End of Period	$900	$790

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2015 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$12,991	$153	$82	$273	$13,499
Separate Accounts	$39,675	$8,809	$3,775	$36,536	$88,795
Net amount at risk, gross	$240	$162	$2,201	$13,220	$15,823
Net amount at risk, net of amounts reinsured	$240	$113	$1,478	$5,260	$7,091
Average attained age of contractholders	51.1	65.2	71.3	66.1	55.0
Percentage of contractholders over age 70	8.9%	34.7%	56.9%	37.3%	16.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$149	$351	$500
Separate Accounts	N/A	N/A	$14,289	$44,588	$58,877
Net amount at risk, gross	N/A	N/A	$1,065	$4,293	$5,358
Net amount at risk, net of amounts reinsured	N/A	N/A	$325	$1,052	$1,377
Weighted average years remaining until annuitization	N/A	N/A	1.2	2.3	2.2
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and Other Features, not included above, was $546 million and $508 million at June 30, 2015 and December 31, 2014, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Due to the difference in accounting recognition between the GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of this offer is an after-tax loss of $135 million, which was recognized in first quarter 2015. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2015	2014
	(In Millions)

GMDB:
Equity	$68,708	$67,108
Fixed income	2,934	3,031
Balanced	16,789	17,505
Other	364	404

Total	$88,795	$88,048

GMIB:
Equity	$45,140	$43,850
Fixed income	1,921	1,988
Balanced	11,650	12,060
Other	166	186

Total	$58,877	$58,084

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At June 30, 2015, the total account value and net amount at risk of the hedged variable annuity contracts were $52,107 million and $5,967 million, respectively, with the GMDB feature and $33,141 million and $1,055 million, respectively, with the GMIB and GIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2015	$964	$(555)	$409
Other changes in reserves	115	(44)	71

Balance at June 30, 2015	$1,079	$(599)	$480

Balance at January 1, 2014	$829	$(441)	$388
Other changes in reserves	39	(57)	(18)

Balance at June 30, 2014	$868	$(498)	$370

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At June 30, 2015 and December 31, 2014, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at June 30, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$20,669	$373	$21,042
U.S. Treasury, government and agency	—	8,597	—	8,597
States and political subdivisions	—	456	46	502
Foreign governments	—	431	—	431
Commercial mortgage-backed	—	23	627	650
Residential mortgage-backed(1)	—	713	1	714
Asset-backed(2)	—	41	48	89
Redeemable preferred stock	247	488	—	735

Subtotal	247	31,418	1,095	32,760

Other equity investments	114	—	51	165
Trading securities	763	5,267	—	6,030
Other invested assets:
Short-term investments	—	99	—	99
Swaps	—	166	—	166
Credit Default Swaps	—	(10)	—	(10)
Futures	2	—	—	2
Options	—	519	—	519
Floors	—	94	—	94
Currency Contracts	—	—	—	—

Subtotal	2	868	—	870

Cash equivalents	1,773	—	—	1,773
Segregated securities	—	467	—	467
GMIB reinsurance contract asset	—	—	9,951	9,951
Separate Accounts’ assets	108,881	2,855	283	112,019

Total Assets	$111,780	$40,875	$11,380	$164,035

Liabilities
GWBL and Other Features’ liability	$—	$—	$109	$109
SCS, SIO, MSO and IUL indexed features’ liability	—	437	—	437
Contingent payment arrangements			42	42

Total Liabilities	$—	$437	$151	$588

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2014

	Level 1	Level 2	Level 3	Total
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

At June 30, 2015 and December 31, 2014, respectively, the fair value of public fixed maturities is approximately $25,033 million and $24,779 million or approximately 16.3% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At June 30, 2015 and December 31, 2014, respectively, the fair value of private fixed maturities is approximately $7,727 million and $8,255 million or approximately 5.0% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at June 30, 2015 and December 31, 2014, respectively, the net fair value of freestanding derivative positions is approximately $771 million and $1,243 million or approximately 89% and 92.3% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.1 million and $0.1 million at June 30, 2015 and December 31, 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2015.

At June 30, 2015 and December 31, 2014, respectively, investments classified as Level 1 comprise approximately 72.8% and 72.7% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2015 and December 31, 2014, respectively, investments classified as Level 2 comprise approximately 26.3% and 26.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2015 and December 31, 2014, respectively, approximately $735 million and $821 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

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

At June 30, 2015 and December 31, 2014, respectively, investments classified as Level 3 comprise approximately 0.9% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2015 and December 31, 2014, respectively, were approximately $125 million and $135 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $677 million and $770 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2015 and December 31, 2014, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $165 million and $147 million at June 30, 2015 and December 31, 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at June 30, 2015. Equity and fixed income volatilities were modeled to reflect the current market volatility.

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

In the first six months of 2015, AFS fixed maturities with fair values of $66 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $40 million were transferred from Level 2 in to the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at June 30, 2015.

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

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2015 and 2014, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, April 1, 2015	$399	$48	2	686	$2	$51
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(18)	—	—

Subtotal	2	—	—	(17)	—	—

Other comprehensive income (loss)	(5)	(2)	—	21	—	1
Purchases	18	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(32)	—	—	(48)	(1)	(4)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	1	—	—	—	—	—
Transfers out of Level 3(1)	(10)	—	(2)	(15)	—	—

Balance, June 30, 2015	$373	$46	—	627	$1	$48

Balance, April 1, 2014	$229	$47	—	722	$3	$61
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	3	—	—	(41)	—	—

Subtotal	4	—	—	(40)	—	—

Other comprehensive income (loss)	(5)	1	—	49	—	1
Purchases	13	—	—	—	—	—
Sales	(19)	(1)	—	(1)	—	(4)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(1)	—	—	(6)	—	—

Balance, June 30, 2014	$221	$47	—	724	$3	$58

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(20)	—	—

Subtotal	2	—	—	(19)	—	—

Other comprehensive income (loss)	(1)	(1)	—	34	—	—
Purchases	33	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(35)	—	—	(83)	(1)	(5)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	40	—	—	—	—	—
Transfers out of Level 3(1)	(46)	—	—	(20)	—	—

Balance, June 30, 2015	$373	$46	$—	$627	$1	$48

Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	3	—	—	(57)	—	—

Subtotal	4	—	—	(56)	—	—

Other comprehensive income (loss)	4	2	—	89	—	4
Purchases	13	—	—	—	—	—
Sales	(20)	(1)	—	(3)	(1)	(29)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(71)	—	—	(6)	—	—

Balance, June 30, 2014	$221	$47	$—	$724	$3	$58

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)

Balance, April 1, 2015	$—	$59	$11,401	$267	$167	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	9	—	1
Investment gains (losses), net	—	(8)	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	(1,496)	—	—	—
Policyholders’ benefits	—	—	—	—	(103)	—

Subtotal	—	(8)	(1,496)	9	(103)	1

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	57	8	45	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(11)	—	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, June 30, 2015	$—	$51	$9,951	$283	$109	(42)

Balance, April 1, 2014	$15	$48	$7,443	$240	$7	(38)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	5	—	—	—	—
Investment gains (losses), net	—	—	—	(2)	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	770	—	—	—
Policyholders’ benefits	—	—	—	—	(22)	—

Subtotal	—	5	770	(2)	(22)	—

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	56	4	32	(9)
Issues	—	—	(6)	—	—
Sales(4)	—	—	—	(1)	—	—
Settlements(5)	—	—	—	(1)	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—

Balance, June 30, 2014	$15	$53	$8,263	$238	$17	(47)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)

Balance, January 1, 2015	$—	$61	$10,711	$260	$128	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	17	—	1
Investment gains (losses), net	—	(13)	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	(851)	—	—	—
Policyholders’ benefits	—	—	—	—	(104)	—

Subtotal	—	(13)	(851)	17	(104)	1

Other comprehensive income (loss)	—	3	—	—	—	—
Purchases(3)	—	—	113	11	85	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(22)	(1)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—

Balance, June 30, 2015	$—	$51	$9,951	$283	$109	$(42)

Balance, January 1, 2014	$15	$52	$6,747	$237	$—	$(38)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	1	—	—	—	1
Investment gains (losses), net	—	—	—	(3)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	1,423	—	—	—
Policyholders’ benefits	—	—	—	—	(43)	—

Subtotal	—	1	1,423	(3)	(43)	1

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	111	8	60	(9)
Issues	—	—	(18)	—	—	—
Sales(4)	—	—	—	(2)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—

Balance, June 30, 2014	$15	$53	$8,263	$238	$17	$(47)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
(2)	Includes Trading securities’ Level 3 amount.
(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.
(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.
(5)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2015 and 2014 by category for Level 3 assets and liabilities still held at June 30, 2015 and 2014, respectively:

	Earnings (Loss)
	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2015
Held at June 30, 2015:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(5)	$—
State and political subdivisions	—	—	(2)	—
Commercial mortgage-backed	—	—	21	—
Asset-backed	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—

Subtotal	$—	$—	$14	$—

GMIB reinsurance contracts	—	(1,450)	—	—
Separate Accounts’ assets	9	—	—	—
GWBL and Other Features’ liability	—	—	—	(58)

Total	$9	$(1,450)	$14	$(58)

Level 3 Instruments
Second Quarter 2014
Held at June 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(5)	$—
State and political subdivisions	—	—	1	—
Commercial mortgage-backed	—	—	50	—
Asset-backed	—	—	2	—

Subtotal	$—	$—	$48	$—

Equity securities, available-for-sale	—	820	—	—
GMIB reinsurance contracts	—	—	—	—
Separate Accounts’ assets	(2)	—	—	—
GWBL and Other Features’ liability	—	—	—	10

Total	$(2)	$820	$48	$10

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits

	(In Millions)
Level 3 Instruments
First Six Months of 2015
Held at June 30, 2015:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(1)	$—
Commercial mortgage-backed	—	—	—	33	—
Asset-backed	—	—	—	—	—
State and Political Subs	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$31	$—

GMIB reinsurance contracts	—	—	(760)	—	—
Separate Accounts’ assets	—	17	—	—	—
GWBL and other features’ liability	—	—	—	—	(19)

Total	$—	$17	$(760)	$31	$(19)

Level 3 Instruments
First Six Months of 2014
Held at June 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$4	$—
State and political subdivisions	—	—	—	89	—
Commercial mortgage-backed	—	—	—	4	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$99	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	1,516	—	—
Separate Accounts’ assets	—	(3)	—	—	—
GWBL and other features’ liability	—	—	—	—	17

Total	$—	$(3)	$1,516	$99	$17

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2015 and December 31, 2014, respectively.

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$40	Matrix pricing model	Spread over the industry-specific benchmark yield curve	175 bps - 565 bps
	150	Market comparable companies	Discount rate	7.5%- 14.7%

Asset-backed	4	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	12	Market comparable companies	Revenue multiple	1.8x - 2.7x
			Discount rate	30.0%

Separate Accounts’ assets	251	Third party appraisal	Capitalization rate	5.0%
			Exit capitalization rate	6.1%
			Discount rate	7.0%
	8	Discounted cash flow	Spread over U.S. Treasury curve	245 bps - 392 bps
			Gross domestic product rate	0.0%- 2.7%
			Discount factor	1.5%- 5.8%

GMIB reinsurance contract asset	9,951	Discounted cash flow	Lapse Rates	0.6%- 5.7%
			Withdrawal Rates	0.2%- 8.0%
			GMIB Utilization Rates	0.0%- 15.0%
			Non-performance risk	9 bps - 19 bps
			Volatility rates - Equity	9.0%- 36.0%

Liabilities:
GMWB/GWBL(1)	$95	Discounted Cash flow	Lapse Rates	1.0%- 5.7%
			Withdrawal Rates	0.0%- 7.0%
			Volatility rates - Equity	9.0%- 36.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$75	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 590 bps
	132	Market comparable companies	Discount Rate	11.2% - 15.2%

Asset-backed	5	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	20	Market comparable companies	Revenue multiple	2.0x - 3.5x
			Discount rate	18.0%
			Discount years	2

Separate Accounts’ assets	234	Third party appraisal	Capitalization rate	5.2%
			Exit capitalization rate	6.2%
			Discount rate	7.1%
	7	Discounted cash flow	Spread over U.S. Treasury curve	238 bps - 395 bps
			Inflation rate	0.0% - 2.4%
			Discount factor	1.3% - 5.4%

GMIB reinsurance contract asset	10,711	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	5 bps - 16 bps
			Volatility rates - Equity	9.0%- 34.0%

Liabilities:
GMWB/GWBL(1)	$107	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	9.0% -34.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the tables above at June 30, 2015 and December 31, 2014, are approximately $964 million and $1,045 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 67.5% and 68.8% of total assets classified as Level 3 at June 30, 2015 and December 31, 2014, respectively, and represent only 0.6% and 0.7% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at June 30, 2015 and December 31, 2014, respectively, are approximately $190 million and $207 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 50.9% and 54.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2015 and December 31, 2014, are approximately 0.0% and 0.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2015 and December 31, 2014, are approximately 8.3% and 9.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at June 30, 2015 and December 31, 2014, respectively, are approximately $31 million and $31 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of June 30, 2015 and December 31, 2014, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $3 million and $3 million, respectively.

Separate Accounts’ assets classified as Level 3 in the table at June 30, 2015 and December 31, 2014, primarily consist of a private real estate fund with a fair value of approximately $251 million and $234 million, a private equity investment with a fair value of approximately $3 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $18 million and $6 million at June 30, 2015 and $11 million and $8 million at December 31, 2014, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The three AllianceBernstein acquisition-related contingent consideration liabilities (with a combined fair value of $42 million at both June 30, 2015 and December 31, 2014) are currently valued using projected AUM growth rates with a weighted average of 46%, revenue growth rates with a weighted average of 71%, and discount rates ranging between 3% (when using a cost of debt assumption) and 18% (when using a cost of capital assumption).

The carrying values and fair values at June 30, 2015 and December 31, 2014 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)
June 30, 2015:
Mortgage loans on real estate	$6,479	$—	$—	$6,585	$6,585
Policy loans	3,400	—	—	4,366	4,366
Loans to affiliates	1,087	—	795	390	1,185
Policyholders’ account balances: Investment contracts	2,766	—	—	2,868	2,868
Short-term debt	655	659	—	—	659
December 31, 2014:
Mortgage loans on real estate	$6,463	$—	$—	$6,617	$6,617
Policy loans	3,408	—	—	4,406	4,406
Loans to affiliates	1,087	—	810	393	1,203
Policyholders’ account balances: Investment contracts	2,799	—	—	2,941	2,941
Short-term debt	688	488	212	—	700

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

In the first six months of 2015, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at June 30, 2015, no minimum contribution is required to be made in 2015 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2015.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$2	$3	$4	$5
Interest cost	23	26	46	53
Expected return on assets	(39)	(38)	(78)	(77)
Net amortization	30	28	60	57

Net Periodic Pension Expense	$16	$19	$32	$38

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees.

Compensation costs for the second quarter and first six months of 2015 and 2014 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Thousands)
Performance Units/Shares	$10,164	$3,698	$11,026	$6,695
Stock Options	376	191	506	558
Restricted Stock	—	—	—	—
AXA Miles	—	—	—	—
AllianceBernstein Stock Options	4,500	100	6,400	(300)
AllianceBernstein Restricted Units	—	4,100	—	7,400
Other compensation plans(1)	73	94	153	189

Total Compensation Expenses	$15,113	$8,183	$18,085	$14,542

(1)	Other compensation plans include Restricted Stock, Performance Accelerated Restricted Stock and AXA Miles.

Performance Units and Performance Shares

2015 Grant. On June 19, 2015, under the terms of the Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to employees of AXA Equitable. The extent to which 2015-2017 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In the first six months of 2015, the expense associated with the June 19, 2015 grant of performance shares was $6 million.

Settlement of 2012 Grant in 2015. On April 2, 2015, cash distributions of approximately $53 million were made to active and former AXA Equitable employees in settlement of 2,273,008 performance units earned under the terms of the AXA Performance Unit Plan 2012.

Stock Options

2015 Grant. On June 19, 2015, 442,885 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 22.90 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 19, 2015, 244,597 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 19, 2015 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.58 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 23.68%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.29% and a risk-free interest rate of 0.92%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the first six months of 2015, the Company recognized expenses associated with the June 19, 2015 grant of options of approximately $283,000.

AllianceBernstein Long-term Incentive Compensation Plans. During the second quarter and first six months of 2015, AllianceBernstein purchased 0.1 million and 0.8 million Holding units for $4 million and $21 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.1 million and 0.7 million Holding Units for $4 million and $19 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2014, AllianceBernstein purchased 15,000 and 0.2 million AB Holding Units for $400,000 and $4 million, respectively (on a trade date basis). These amounts reflect purchases from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

During the first six months of 2015 and 2014, AllianceBernstein granted to employees and eligible Directors 0.3 million and 0.4 million restricted Holding awards, respectively. In the first six months of 2015 and 2014, AllianceBernstein used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.

9)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2015 and 2014 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The tax benefit recognized year-to-date 2015 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year.

During the second quarter of 2015, the Company reached a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. The impact of this settlement on the Company’s financial statements and unrecognized tax benefits in second quarter and first six months of 2015 was a tax benefit of $77 million.

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

In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to FMG LLC in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees. In January 2015, defendants filed a motion for summary judgment as well as various motions to strike certain of the Plaintiffs’ experts in the Sivolella and Sanford Litigations. Also in January 2015, two Plaintiffs in the Sanford Litigation filed a motion for partial summary judgment relating to the EQ/Core Bond Index Portfolio as well as motions in limine to bar admission of certain documents and preclude the testimony of one of defendants’ experts. In August 2015, the Court denied Plaintiffs’ motions in limine and also denied both parties motions for summary judgment.

In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, entitled Andrew Yale, on behalf of himself and all others similarly situated v. AXA Life Insurance Company F/K/A AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In June 2014, AXA Equitable filed a motion to dismiss the complaint on procedural grounds, which was denied in October 2014. In February 2015, plaintiffs substituted two new named plaintiffs for the current named plaintiff, Mr. Yale, who had determined that he could not serve as the named plaintiff and class representative in the case. In March 2015, AXA Equitable filed a motion to dismiss on substantive grounds, whereupon the court permitted plaintiffs to file an amended pleading, which they did in March 2015. In April 2015, AXA Equitable filed a motion to dismiss the amended complaint. In April 2015, plaintiffs filed a motion for class certification. In July 2015, the Court granted AXA Equitable’s motion to dismiss for lack of subject matter jurisdiction. As a result of that decision, the Court also denied plaintiffs motion for class certification as moot.

In April 2015, the same plaintiffs’ law firm filed a second action in the United States District Court for the Southern District of New York on behalf of a putative class of variable annuity holders with “Guaranteed Benefits Insurance Riders,” entitled Calvin W. Yarbrough, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. The new action covers the same class period, makes substantially the same allegations, and seeks the same relief (return of all premium paid by class members) as the first action on behalf of life insurance policyholders. AXA Equitable has notified the court of the decision in the first action and is requesting permission from the court to file a motion to dismiss.

In November 2014, a separate lawsuit entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company was filed in the Superior Court of New Jersey, Camden County (“New Jersey state court”). The lawsuit is a putative class action on behalf of “all AXA [Equitable] variable life insurance policyholders who allocated funds from their Policy Accounts to investments in AXA’s Separate Accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof.” Plaintiff asserts that volatility management techniques were implemented in certain variable investment funds offered to plaintiff under her variable life insurance contract and that use of volatility management in those funds “breached the terms of the variable life insurance policies held by plaintiff and the Class.” The lawsuit seeks unspecified damages. In December 2014, AXA Equitable filed a notice of removal to the United States District Court for the District of New Jersey. In January 2015, plaintiff filed a motion to remand the action to New Jersey state court. In July 2015, the New Jersey federal district court remanded the action to New Jersey state court.

Although the outcome of litigation and regulatory matters generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and believes that the ultimate resolution of the matters described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Equitable. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations and regulatory matters described above will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described above in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2014, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments and fines against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. Courts, juries and regulators often have substantial discretion in awarding large damage awards and fines, including punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards and regulatory fines, including large punitive damage awards that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter.

11)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $10 million, $21 million and $11 million, $17 million, respectively, for the second quarter and first six months of 2015 and 2014.

AXA Equitable paid $158 million, $303 million, $154 million and $308 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first six months of

2015 and 2014. AXA Equitable charged AXA Distribution’s subsidiaries $76 million, $158 million, $76 million and $168 million, respectively, for their applicable share of operating expenses for the second quarter and first six months of 2015 and 2014, pursuant to the Agreements for Services.

AXA Equitable provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with certain AXA Financial subsidiaries and affiliates to conduct their business. The associated costs related to the service agreement are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company. As a result of such allocations, AXA Equitable was reimbursed $28 million, $47 million, $18, million and $37 million for the second quarter and first six months of 2015 and 2014, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $43 million, $76 million, $40 million and $78 million for the second quarter and first six months of 2015 and 2014, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $4 million, $7 million, $4 million and $9 million for the second quarter and first six months of 2015 and 2014, respectively. The net receivable (payable) related to these contracts was approximately $(6) million and $3 million at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the Company’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $7,964 million and $8,560 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the second quarter and first six months of 2015 and 2014 related to the UL and no lapse guarantee riders totaled approximately $113 million, $222 million, $113 million and $220 million, respectively. Ceded claims paid in the second quarter and first six months of 2015 and 2014 were $15 million, $30 million, $18 million and $48 million, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of June 30, 2015 and 2014 follow:

	June 30,
	2015	2014
	(In Millions)
Unrealized gains (losses) on investments	$442	$815
Foreign currency translation adjustments	(42)	(7)
Defined benefit pension plans	(741)	(717)

Total accumulated other comprehensive income (loss)	(341)	91

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	47	9

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(294)	$100

The components of OCI, net-of-taxes for the second quarter and first six months of 2015 and 2014 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$5	$4	$(7)	$6
(Gains) losses reclassified into net earnings (loss) during the period	(1)	—	(1)	—

Foreign currency translation adjustment	4	4	(8)	6

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(1,138)	352	(752)	743
(Gains) losses reclassified into net earnings (loss) during the period(1)	11	25	10	21

Net unrealized gains (losses) on investments	(1,127)	377	(742)	764
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	107	(67)	61	(103)

Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(548) million, $169 million,$(368) million and $354 million)	(1,020)	310	(681)	661

Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for:
Amortization of net actuarial (gains) losses included in
Amortization of net prior service cost included in net periodic cost	20	21	39	40

Change in defined benefit plans (net of deferred income tax expense
(benefit) of $10 million $10 million, $21 million and $21 million)	20	21	39	40

Total other comprehensive income (loss), net of income taxes	(996)	335	(650)	707
Less: Other comprehensive (income) loss attributableto noncontrolling interest	(4)	(2)	5	(4)

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(1,000)	$333	$(645)	$703

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(6) million and $(6) million, $(13) million and $(11) million, for the second quarter and first six months of 2015 and 2014, respectively.

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

Restructuring

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the first six months of 2014, AXA Equitable recorded pre-tax charges of $25 million related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, New York headquarters.

Obligation under funding agreements

Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1,000 million to $3,000 million. At both June 30, 2015 and December 31, 2014 the Company had $500 million of outstanding funding agreements with the FHLBNY. The funding agreements were used to extend the duration of the assets within the General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Derivative and offsetting assets and liabilities” included in Note 3.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Segment revenues:
Insurance	$(562)	$2,773	$2,248	$5,773
Investment Management(1)	790	759	1,553	1,471
Consolidation/elimination	(8)	(8)	(14)	(14)

Total Revenues	$220	$3,524	$3,787	$7,230

(1)

Includes investment expenses charged by AllianceBernstein of approximately $10 million, $22 million, $7 million and $14 million for the second quarter and first six months of 2015 and 2014, respectively, for services provided to AXA Equitable’s insurance segment.

(2)

Intersegment investment advisory and other fees of approximately $18 million, $36 million, $15 million and $28 million, for the second quarter and first six months of 2015 and 2014, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Segment earnings (loss) from continuing operations,
before income taxes:
Insurance	$(1,912)	$1,038	$(929)	$2,423
Investment Management(2)	160	144	307	270
Consolidation/elimination	(1)	—	(1)	—

Total Earnings (Loss) from Continuing Operations, before income taxes	$(1,753)	$1,182	$(623)	$2,693

In accordance with SEC regulations, securities with a fair value of $430 million and $415 million have been segregated in a special reserve bank custody account at June 30, 2015 and December 31, 2014, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

	June 30,	December 31,
	2015	2014
	(In Millions)

Segment assets:
Insurance	$184,707	$184,018
Investment Management	12,344	11,990
Consolidation/elimination	(4)	(3)

Total Assets	$197,047	$196,005

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable and its subsidiaries offer a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $584.4 billion at June 30, 2015, of which approximately $485.1 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be higher than the $1.1 billion and $372 million consolidated net loss of the Company and the $1.2 billion and $431 million consolidated net loss of the Insurance segment in the second quarter and first six months of 2015, respectively. These net loss was largely due to the market driven decreases in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the market driven decreases in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

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

In the second quarter of 2015, life insurance and annuities first year premiums and deposits increased by $6 million from the comparable 2014 period. The increase in first year premiums and deposits during the second quarter of 2015 was driven by $11 million higher annuity deposits partially offset by $5 million lower life insurance sales. In the first six months of 2015, life insurance and annuities first year premiums and deposits decreased by $152 million from the comparable 2014 period. The decrease in first year premiums and deposits during the first six months of 2015 was driven by $138 million and $14 million lower annuity and life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

In-force management. The Company continues to proactively manage its in-force business, particularly variable annuities with guarantee features

•

GMDB Buyback. In July 2015, the Company initiated a program to purchase from certain policyholders the GMDB riders contained in their Accumulator® contracts. There is no obligation to accept the offer and it is entirely voluntary. The Company believes that this program is mutually beneficial to both the Company and policyholders, who no longer need or want the GMDB rider. Management does not expect this offer will have a material impact on the Company’s consolidated financial statements.

•

GMIB/GWBL Lump Sum Option. In first quarter 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. Prior to this option, if an eligible contract holder’s AAV fell to zero, either due to a withdrawal or surrender that is not an excess withdrawal or due to a deduction of charges, the contractholder would automatically receive a stream of payments over his or her lifetime. With this offer, contract holders will have an additional payout option to receive a percentage of the present value of those lifetime payments in a one-time lump sum payment. There is no obligation to accept the offer and it is entirely voluntary. The Company believes that this new contract feature is mutually beneficial to both the Company and the policyholder as it gives policyholders another benefit alternative and the Company reduces the uncertainty associated with future GMIB and GWBL costs. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option.

Due to the difference in accounting recognition between the GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of this offer is an after-tax loss of $135 million, which was recognized in the first six months of 2015. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

Products. In second quarter 2015, the Company introduced the Escrow Shield Plus Agreement (the “Contract”). The Contract is a funding agreement that offers an alternative to an escrow account used in a merger or acquisition transaction. Subject to the terms of the Contract, the Contract provides an acquiring entity and selling entities or persons with the ability to preserve the principal value of escrow payments while earning a competitive crediting rate. Also, the Company plans to enter the group employee benefits business during the third quarter of 2015. The Company will offer a suite of benefit products including group life insurance, dental and vision, short- and long-term disability, gap medical and hospital indemnity and critical illness to small and medium-size businesses.

Regulatory Developments. The U.S. Department of Labor (the “DOL”) issued a proposed rule in April 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that our affiliated advisors and our employees could provide to plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited compared to what is allowed under current law. This could have an adverse impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors receive for investment-related services to plans and IRAs. Management believes that the DOL is likely to adopt a final rule in late third quarter 2015 with an effective date in the second half of 2016. The exact nature and scope of the impact under any new final rule is undeterminable at this time. For additional information on the DOL proposal see “Part II, Item 5 – Other Information” and for additional information on the potential impacts of regulation on the Company see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2014 Form 10-K.

AllianceBernstein AUM. At AllianceBernstein, total AUM as of June 30, 2015 were $485.1 billion, an increase of $11.1 billion, or 2.3%, compared to December 31, 2014, and up $4.9 billion, or 1.0%, compared to June 30, 2014. During the first six months of 2015, AUM increased as a result of net inflows of $8.2 billion, market appreciation of $2.7 billion and an adjustment of $200 million (beginning in third quarter 2014, AllianceBernstein began excluding assets for which it provides administrative services but not investment management services from AUM). During the twelve month period ended June 30, 2015, AUM increased as a result of net inflows of $9.4 billion partially offset by market appreciation of $3.1 billion and an adjustment of $1.4 billion for the exclusion mentioned above. For additional information, see “Fees and Assets Under Management” below.

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

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in the first six months of 2015, particularly during periods in which equity markets and/or interest rates change.

This contributes to earnings volatility as in the first six months of 2015, when the Company recognized approximately $786 million of loss on free standing derivatives and $760 million of loss on the change in fair value of the GMIB reinsurance contract asset and a $397 million increase in reserves for the VA Guarantee Features. The $397 million increase in GMDB and GMIB reserves includes $733 million related to 2015 assumption changes which were partially offset by the $336 million decrease in reserves as a result of market conditions. For additional information see “2015 assumption changes” below.

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the first six months of 2015 and 2014 and the year ended December 31, 2014, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Year Ended
	2015	2014	2015	2014	December 31, 2014
	(In Millions)
Income (loss) on free-standing derivatives(1)	$(915)	$87	$(786)	$546	$1,372
Increase (decrease) in fair value of
GMIB reinsurance contracts(2)	(1,450)	820	(760)	1,516	3,964
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(47)	(244)	(397)	(493)	(1,590)

Total	$(2,412)	$663	$(1,943)	$1,569	$3,746

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.2 billion at June 30, 2015) and/or letters of credit ($3.2 billion at June 30, 2015). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2014 Form 10-K.

2015 Assumption Changes. In the first quarter of 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first six months of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $135 million.

In the second quarter of 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption used to calculate GMDB/GMIB and VISL reserves and amortization DAC from 9.0% to 7.0%. The impact of this assumption update in the second quarter and first six months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and a decrease in amortization of DAC of $67 million. In the second quarter and first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $445 million.

In the second quarter of 2015, expectations of long-term lapse rates for certain accumulator products at certain durations and moneyness levels were lowered based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The impact of this assumption update in the second quarter and first six months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million and an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million. In the second quarter and first six months of 2015, the after tax impacts of this assumption update decreased the Net loss by approximately $107 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Universal life and investment-type product policy fee income	$924	$899	$1,810	$1,712
Premiums	121	117	261	268
Net investment income (loss):
Investment income (loss) from derivative instruments	(915)	181	(578)	687
Other investment income (loss)	532	557	1,063	1,152

Total net investment income (loss)	(383)	738	485	1,839

Investment gains (losses), net:
Total other-than-temporary impairment losses	(16)	(38)	(18)	(51)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized	(16)	(38)	(18)	(51)
Other investment gains (losses), net	5	4	4	19

Total investment gains (losses), net	(11)	(34)	(14)	(32)

Commissions, fees and other income	1,019	984	2,005	1,927
Increase (decrease) in the fair value of the reinsurance contract asset	(1,450)	820	(760)	1,516

Total revenues	220	3,524	3,787	7,230

Policyholders’ benefits	619	794	1,542	1,606
Interest credited to policyholders’ account balances	268	358	588	654
Compensation and benefits	486	466	933	896
Commissions	292	287	566	573
Distribution related payments	102	101	203	198
Amortization of deferred sales commission	13	9	25	18
Interest expense	5	17	10	35
Amortization of deferred policy acquisition costs	18	62	158	78
Capitalization of deferred policy acquisition costs	(157)	(153)	(301)	(312)
Rent expense	41	40	80	83
Amortization of other intangible assets	7	6	14	13
Other operating costs and expenses	279	355	592	695

Total benefits and other deductions	1,973	2,342	4,410	4,537

Earnings (loss) from continuing operations before income taxes	(1,753)	1,182	(623)	2,693
Income tax (expense) benefit	728	(144)	452	(599)

Net earnings (loss)	(1,025)	1,038	(171)	2,094
Less: net (earnings) loss attributable to the noncontrolling interest	(106)	(93)	(201)	(172)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,131)	$945	$(372)	$1,922

The consolidated earnings (loss) narrative that follows discusses the results for the second quarter and first six months ended June 30, 2015 compared to the comparable 2014 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net loss attributable to the Company in second quarter 2015 was $1.1 billion, a decrease of $2.1 billion from the $945 million of net earnings attributable to the Company in second quarter 2014. The decrease is primarily attributable to a decrease in the fair value of the GMIB reinsurance contract asset, investment losses from derivative instruments and an increase in GMDB/GMIB reserves in the second quarter 2015 compared to an increase in the fair value of the GMIB reinsurance contract asset, investment income from derivative instruments which were only partially offset by an increase in GMDB/GMIB reserves in second quarter 2014. The second quarter 2015 decrease was partially offset by lower interest credited to policyholder’s account balances, lower amortization of DAC and the higher Universal life and investment-type product policy fee income and commissions, fees and other income in second quarter 2015 as compared to the comparable 2014 period.

Net earnings attributable to the noncontrolling interest were $106 million in second quarter 2015 as compared to $93 million for second quarter 2014. The increase was principally due to higher earnings from AllianceBernstein in second quarter 2015 as compared to second quarter 2014.

Net loss inclusive of earnings (losses) attributable to noncontrolling interest was $1.0 billion in second quarter 2015, a decrease of $2.0 billion from net earnings of $1.0 billion reported for second quarter 2014. The Insurance segment’s net loss in second quarter 2015 was $1.2 billion, a decrease of $2.1 billion from $916 million net earnings in second quarter 2014 and the net earnings for the Investment Management segment totaled $137 million, a $15 million increase from the $122 million in net earnings in second quarter 2014.

Income tax benefit in second quarter 2015 was $728 million, primarily due to the $1.9 billion pre-tax loss in the Insurance segment, compared to an income tax expense of $144 million in second quarter 2014, primarily due to the $1.0 billion pre-tax earnings in the Insurance segment. Income tax benefit in the second quarter 2015 was increased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income tax expense in the second quarter 2014 was reduced by a $215 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for second quarter 2015 and 2014 were computed using an estimated annual effective tax rate. In second quarter 2015 and 2014, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

The loss from operations before income taxes was $1.8 billion in second quarter 2015, a decrease of $3.0 billion from the $1.2 billion in pre-tax earnings reported in second quarter 2014. The Insurance segment’s pre-tax loss from operations totaled $1.9 billion in second quarter 2015; $2.9 billion lower than the pre-tax earnings of $1.0 billion in second quarter 2014. The Insurance segment’s pre-tax loss in second quarter 2015 as compared to pre-tax earnings in second quarter 2014 was primarily due to a decrease in the fair value of the GMIB reinsurance contract asset, investment losses from derivative instruments and an increase in GMDB/GMIB reserves in the second quarter 2015 compared to an increase in the fair value of the GMIB reinsurance contract asset, investment income from derivative instruments which were only partially offset by an increase in GMDB/GMIB reserves in second quarter 2014. The second quarter 2015 decrease was partially offset by lower interest credited to policyholder’s account balances, lower amortization of DAC and the higher Universal life and investment-type product policy fee income and commissions, fees and other income in second quarter 2015 as compared to the comparable 2014 period.. The Investment Management segment’s earnings from operations were $160 million in second quarter 2015, $16 million higher than the $144 million reported in second quarter 2014. The higher earnings from operations in the Investment Management segment in the second quarter of 2015 were primarily due to higher commission fees and other income partially offset by higher compensation and benefits.

Total revenues were $220 million in second quarter 2015, a decrease of $3.3 billion from $3.5 billion reported in second quarter 2014. The Insurance segment reported a $3.3 billion decrease in its revenues and the Investment Management segment had a $31 million increase. The decrease in Insurance segment revenues to negative revenues of $562 million in second quarter 2015 from the revenues of $2.8 billion in second quarter 2014 was principally due to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset and $918 million of investment losses from derivative instruments in second quarter 2015 as compared to an $820 million increase in the fair value of the GMIB reinsurance contract asset and $194 million of income from derivative instruments in the second quarter 2014. These decreases in revenues were partially offset by the $25 million higher Universal life and investment-type product policy fee income and $22 million lower investment losses, net. The increase in Investment Management segment’s revenues to $790 million in second quarter 2015 as compared to $759 million in second quarter 2014 was primarily due to $24 million higher investment advisory and services fees and a $16 million increase in investment income from derivative instruments partially offset by $14 million lower other investment income.

Total benefits and expenses were $2.0 billion in second quarter 2015, a decrease of $369 million from the $2.3 billion reported for second quarter 2014. The Insurance segment’s total benefits and expenses were $1.4 billion, a decrease of $385 million from the second quarter 2014 total of $1.7 billion. The Investment Management segment’s total expenses for second quarter 2015 were $630 million, $15 million higher than the $615 million in expenses in second quarter 2014. The Insurance segment’s decrease was principally due to $175 million lower policyholders’ benefits, $90 million lower interest credited to policyholder’s account balances, $78 million lower other operating expenses and $44 million lower DAC amortization. The increase in expenses for the Investment Management segment was principally due to $8 million higher compensation and benefit expenses and $4 million higher amortization of deferred sales commissions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net loss attributable to the Company in the first six months of 2015 was $372 million, a decrease of $2.3 billion from the $1.9 billion of net earnings attributable to the Company in the first six months of 2014. The decrease is primarily attributable to a decrease in the fair value of the GMIB reinsurance contract asset, investment losses from derivative instruments and an increase in GMDB/GMIB reserves in the first six months of 2015 compared to an increase in the fair value of the GMIB reinsurance contract asset, investment income from derivative instruments which were only partially offset by an increase in GMDB/GMIB reserves in the first six months of 2014. The first six months of 2015 decrease was partially offset by lower interest credited to policyholder’s account balances and the higher Universal life and investment-type product policy fee income and higher commissions, fees and other income in first six months of 2015 as compared to the comparable 2014 period.

Net earnings attributable to the noncontrolling interest were $201 million in the first six months of 2015 as compared to $172 million for the first six months of 2014. The increase was principally due to higher earnings from AllianceBernstein in the first six months of 2015 as compared to the first six months of 2014.

Net loss inclusive of earnings (losses) attributable to noncontrolling interest was $171 million in the first six months of 2015, a decrease of $2.3 billion from net earnings of $2.1 billion reported for the first six months of 2014. The Insurance segment’s net loss in the first six months of 2015 was $431 million, a decrease of $2.3 billion from $1.9 billion net earnings in the first six months of 2014 and the net earnings for the Investment Management segment totaled $261 million, a $35 million increase from the $226 million in net earnings in the first six months of 2014.

Income tax benefit in the first six months of 2015 was $452 million, primarily due to the $929 million pre-tax loss in the Insurance segment, compared to income tax expense of $599 million in the first six months of 2014, primarily due to the $2.4 billion pre-tax earnings in the Insurance segment. Income tax benefit in the first six months of 2015 was increased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income tax expense in the second quarter 2014 was reduced by a $215 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for the first six months of 2015 and 2014 were computed using an estimated annual effective tax rate. In the first six months of 2015 and 2014, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

The loss from operations before income taxes was $623 million in the first six months of 2015, a decrease of $3.3 billion from the $2.7 billion in pre-tax earnings reported in the first six months of 2014. The Insurance segment’s pre-tax loss from operations totaled $929 million in the first six months of 2015; $3.4 billion lower than the $2.4 billion pre-tax earnings in the first six months of 2014. The Insurance segment’s pre-tax loss in the first six months of 2015 as compared to the pre-tax earnings in the first six months of 2014 was primarily due to a decrease in the fair value of the GMIB reinsurance contract asset, investment losses from derivative instruments and an increase in GMDB/GMIB reserves in the first six months of 2015 compared to an increase in the fair value of the GMIB reinsurance contract asset, investment income from derivative instruments which were only partially offset by an increase in GMDB/GMIB reserves in second quarter 2014. The first six months of 2015 decrease was partially offset by lower interest credited to policyholder’s account balances, higher Universal life and investment-type product policy fee income and higher commissions, fees and other income in the first six months of 2015 as compared to the comparable 2014 period. The Investment Management segment’s pre-tax earnings were $307 million in the first six months of 2015, $37 million higher than the $270 million pre-tax earnings reported in the first six months of 2014. The higher pre-tax earnings from operations in the investment management segment in the first six months of 2015 were primarily due to higher commission fees and other income partially offset by higher compensation and benefits.

Total revenues were $3.8 billion in the first six months of 2015, a decrease of $3.4 billion from revenues of $7.2 billion in the first six months of 2014. The Insurance segment reported a $3.5 billion decrease in its revenues and the Investment Management segment had an $82 million increase. The decrease in Insurance segment revenues to $2.3 billion in the first six months of 2015 from the $5.8 billion in the first six months of 2014 was principally due to a $760 million decrease in the fair value of the GMIB reinsurance contract asset and $575 million of investment losses from derivative instruments in the first six months of 2015 as compared to a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset and $706 million of income from derivative instruments in the first six months of 2014. These decreases in revenues were partially offset by the $98 million higher Universal life and investment-type product policy fee income and $20 million lower investment losses, net. The increase in Investment Management segment’s revenues to $1.6 billion in the first six months of 2015 as compared to $1.5 billion in the first six months of 2014 was primarily due to $63 million higher investment advisory and services fees and $16 million lower investment losses from derivative instruments partially offset by $3 million lower other investment income.

Total benefits and expenses were $4.4 billion in the first six months of 2015, a decrease of $127 million from the $4.5 billion reported for the first six months of 2014. The Insurance segment’s total benefits and expenses were $3.2 billion, a decrease of $173 million from the first six months of 2014 total of $3.4 billion. The Investment Management segment’s total expenses for the first six months of 2015 were $1.2 billion, $45 million higher than the $1.2 billion in expenses in the first six months of 2014. The Insurance segment’s decrease was principally due to $106 million lower other operating expenses, $64 million lower policyholders’ benefits, $66 million lower interest credited to policyholder’s account balances and a decrease of $26 million of interest expense partially offset by an $80 million increase in DAC amortization. The increase in expenses for the Investment Management segment was principally due to $30 million higher compensation and benefit expenses and $7 million higher amortization of deferred sales commissions.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)

Universal life and investment-type product policy fee income	$924	$899	$1,810	$1,712
Premiums	121	117	261	268
Net investment income (loss):
Investment income (loss) from derivative instruments	(918)	194	(575)	706
Other investment income (loss)	517	531	1,016	1,110

Total net investment income (loss)	(401)	725	441	1,816

Investment gains (losses), net:
Total other-than-temporary impairment losses	(16)	(38)	(18)	(51)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized	(16)	(38)	(18)	(51)
Other investment gains (losses), net	(1)	(1)	3	16

Total investment gains (losses), net	(17)	(39)	(15)	(35)

Commissions, fees and other income	261	251	511	496
Increase (decrease) in the fair value of the reinsurance contract asset	(1,450)	820	(760)	1,516

Total revenues	(562)	2,773	2,248	5,773

Policyholders’ benefits	619	794	1,542	1,606
Interest credited to policyholders’ account balances	268	358	588	654
Compensation and benefits	143	131	258	252
Commissions	292	287	566	573
Amortization of deferred policy acquisition costs	18	62	158	78
Capitalization of deferred policy acquisition costs	(157)	(153)	(301)	(312)
Rent expense	9	7	16	17
Interest expense	4	17	9	35
All other operating costs and expenses	154	232	341	447

Total benefits and other deductions	1,350	1,735	3,177	3,350

Earnings (Loss) from Continuing Operations, before Income Taxes	$(1,912)	$1,038	$(929)	$2,423

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

In second quarter 2015, the Insurance segment’s revenues decreased $3.3 billion to negative revenues of $562 million from revenues of $2.8 billion in second quarter 2014. The decrease is primarily attributable to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset and $918 million of investment losses from derivative instruments in second quarter 2015 as compared to an $820 million increase in the fair value of the GMIB reinsurance contract asset and $194 million of income from derivative instruments in the second quarter 2014.

Universal life and investment-type product policy fee income increased $25 million to $924 million in second quarter 2015 from $899 million in second quarter 2014. The increase was principally due to higher policy fee income earned on variable annuity products partially offset by a higher increase in the initial fee liability (a $40 million increase in the second quarter of 2015 as compared to a $2 million decrease in the second quarter of 2014). The second quarter 2015 increase in initial fee liability included updates to the RTM assumption for VISL products, which increased the initial fee liability by $32 million.

Premiums totaled $121 million in second quarter 2015, $4 million higher than the $117 million in second quarter 2014. This increase primarily resulted from $2 million higher assumed premiums from affiliates and $1 million higher sales of supplementary contracts.

Net investment income (loss) decreased $1.1 billion to a loss of $401 million in second quarter 2015 from $725 million in second quarter 2014. The decrease resulted from a $1.1 billion decrease in investment income from derivative instruments and a $25 million decrease in investment income from trading account securities partially offset by $18 million higher investment income from mortgage loans on real estate and $10 million higher investment income from fixed maturities. The Insurance segment reported $918 million of losses from derivative instruments in second quarter 2015, including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $194 million of income from derivative instruments in second quarter 2014. The second quarter 2015 investment loss from derivatives was primarily driven by an increase in interest rates and relatively flat equity markets during second quarter 2015. The second quarter 2014 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by improvements in equity markets during the second quarter of 2014.

Investment gains (losses), net was a loss of $17 million in second quarter 2015, as compared to a loss of $39 million in second quarter 2014. The Insurance segment’s investment loss, net in second quarter 2015 and 2014 were primarily due to $16 million and $38 million of writedowns of fixed maturities, respectively.

Commissions, fees and other income increased $10 million to $261 million in second quarter 2015 as compared to $251 million in second quarter 2014. This increase was primarily due to and an increase of $7 million in gross investment management and distribution fees from EQAT/VIP and $3 million higher fee income by AXA Distributors.

In second quarter 2015, there was a $1.4 billion decrease in the fair value of the GMIB reinsurance contract asset as compared to the $820 million increase in its fair value in second quarter 2014; both periods’ changes reflected existing capital market conditions. Included in second quarter 2015 were the impacts from increasing interest rates which decreased the fair value of the reinsurance contract asset by $1.6 billion, partially offsetting the decrease were the impacts of lapse assumption updates which increased the asset by $216 million and relatively flat equity markets in second quarter 2015 which increased the fair value of the GMIB reinsurance contract asset by $13 million. Included in second quarter 2014 was the impact from refinements to the fair value calculation of the GMIB reinsurance contract asset which increased the fair value of the reinsurance contract asset by $510 million, the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $832 million and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $313 million.

Benefits and Other Deductions

In second quarter 2015, total benefits and other deductions decreased $385 million to $1.3 billion from $1.7 billion in second quarter 2014. The Insurance segment’s decrease was principally due to $175 million lower policyholders’ benefits, $90 million lower interest credited to policyholder’s account balances, $78 million lower other operating expenses and $44 million lower amortization of DAC.

Policyholders’ benefits decreased $175 million to $619 million in second quarter 2015 from $794 million in second quarter 2014. The decrease was primarily due to the $197 million lower increase in GMDB/GMIB, GWBL and GMAB reserves ($63 million increase in GMDB/GMIB reserves and a $16 million decrease in GWBL and GMAB reserves in second quarter 2015 compared to a $245 million increase in GMDB/GMIB reserves and a $36 million decrease in GWBL and GMAB reserves in second quarter 2014); both periods reflecting changes in interest rates and equity markets.

The second quarter 2015 increase in GMIB an GMDB reserves includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $64 million increase in reserves resulting from the Company’s lapse assumption update.

In second quarter 2015, interest credited to policyholders’ account balances totaled $268 million, a decrease of $90 million from the $358 million reported in second quarter 2014 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees and lower amortization of sales inducements.

Total compensation and benefits totaled $143 million in second quarter 2015, a $12 million increase from $131 million in second quarter 2014. The increase is primarily a result of a $13 million increase in employee benefit costs and an increase of $7 million in stock benefit plans partially offset by $10 million lower employee salaries.

In second quarter 2015, commission expense totaled $292 million, an increase of $5 million compared to second quarter 2014, principally due to higher sales of certain annuity products.

In second quarter 2015, interest expense totaled $4 million; a decrease of $13 million from $17 million in second quarter 2014. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial during second quarter 2014 and repayment of a $325 million surplus note with an interest rate of 6.0% in fourth quarter 2014.

DAC amortization was $18 million in second quarter 2015, a decrease of $44 million from $62 million of DAC amortization in second quarter 2014. The decrease in DAC amortization is primarily due to $101 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) as a result of updates to the RTM and lapse assumptions in the second quarter of 2015 compared to $10 million unfavorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the comparable 2014 period. Partially offsetting the favorable unlockings in the second quarter of 2015 were the impacts of higher baseline amortization.

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

DAC associated with variable annuity products is amortized based on estimated assessments. DAC associated with universal life products and investment-type products, other than variable annuity products is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At June 30, 2015, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.66% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.66% net of product weighted average Separate Account fees) and 0.0% (-2.34% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At June 30, 2015, current projections of future average gross market returns assume a 0.0% annualized return for the next two quarters, which is within the maximum and minimum limitations, grading to a RTM of 7.0% in two quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2014 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $157 million in second quarter 2015, an increase of $4 million from the $153 million reported in second quarter 2014. The increase was primarily due to a $3 million increase in first year commissions and a $1 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $154 million in second quarter 2015, a decrease of $78 million from the $232 million reported in second quarter 2014. The decrease is primarily related to the $125 million decrease in amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona partially offset by a $16 million increase in consulting fees, primarily in consulting projects invested to launch the Company’s new employee benefits business and $26 million higher legal expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

In the first six months of 2015, the Insurance segment’s revenues decreased $3.5 billion to $2.2 billion from $5.8 billion in the first six months of 2014. The decrease is primarily attributable to a $760 million decrease in the fair value of the GMIB reinsurance contract asset and $575 million of investment losses from derivative instruments in the first six months of 2015 as compared to a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset and $706 million of income from derivative instruments in the first six month of 2014.

Universal life and investment-type product policy fee income increased $98 million to $1.8 billion in the first six months of 2015 from $1.7 billion in the first six months of 2014. The increase was principally due to higher policy fee income earned on variable annuity products partially offset by an $11 million higher increase in the initial fee liability (a $43 million increase in the first six months of 2015 as compared to $32 million in the first six months of 2014). The first six months of 2015 increase in initial fee liability included updates to the RTM assumption, which increased the initial fee liability by $32 million.

Premiums totaled $261 million in the first six months of 2015, $7 million lower than the $268 million in the first six months of 2014. This decrease primarily resulted from $7 million higher ceded premiums and lower traditional life insurance sales.

Net investment income decreased $1.4 billion to $441 million in the first six months of 2015 from $1.8 billion in the first six months of 2014. The decrease resulted from a decrease of $1.3 billion in investment income from derivative instruments, $91 million lower income from equity in limited partnerships and $6 million lower investment income from fixed maturities partially offset by $23 million higher investment income from mortgage loans on real estate. The Insurance segment reported $575 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $706 million of income from derivative instruments in the first six months of 2014. The first six months of 2015 investment losses from derivatives were primarily driven by an increase in interest rates and relatively flat equity markets. The first six months of 2014 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by slight improvement in equity markets.

Investment gains (losses), net was a loss of $15 million in the first six months of 2015, as compared to a loss of $35 million in the first six months of 2014. The $20 million lower net loss in the first six months of 2015 was primarily due to $33 million lower writedowns of fixed maturity securities partially offset by $17 million lower realized gains from fixed maturity securities.

Commissions, fees and other income increased $15 million to $511 million in the first six months of 2015 as compared to $496 million in the first six months of 2014. This increase was primarily due to $6 million higher fee income by AXA Distributors and an increase of $9 million in gross investment management and distribution fees from EQAT/VIP.

In the first six months of 2015, there was a $760 million decrease in the fair value of the GMIB reinsurance contract asset as compared to the $1.5 billion increase in its fair value in the first six months of 2014; both periods’ changes reflected existing capital market conditions. Included in the first six months of 2015 were the impacts from increasing interest rates, the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB contracts and relatively flat equity markets which decreased the fair value of the reinsurance contract asset by $758 million, $263 million and $177 million, respectively. These decreases were partially offset by the impacts of lapse assumption updates which increased the fair value of the reinsurance contract asset by $216 million. Included in the first six months of 2014 was the impact from refinements to the fair value calculation of the GMIB reinsurance contract asset which increased the fair value of the reinsurance contract asset by $510 million, the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $1.7 billion and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $384 million.

Benefits and Other Deductions

In the first six months of 2015, total benefits and other deductions decreased $173 million to $3.2 billion from $3.3 billion in the first six months of 2014. The Insurance segment’s increase was principally due to $64 million lower policyholders’ benefits, $66 million lower interest credited to policyholder’s account balances and $106 million lower other operating expenses partially offset by an $80 million increase in amortization of DAC.

Policyholders’ benefits decreased $64 million to $1.5 billion in the first six months of 2015 from $1.6 billion in the first six months of 2014. The decrease was primarily due to the $96 million lower increase in GMDB/GMIB, GWBL and GMAB reserves ($409 million increase in GMDB/GMIB reserves and a $12 million decrease in GWBL and GMAB reserves in second quarter 2015 compared to a $485 million increase in GMDB/GMIB reserves and a $8 million increase in GWBL and GMAB reserves in second quarter 2014); both periods reflecting changes in interest rates and equity markets.

The first six months of 2015 increase in GMIB an GMDB reserves includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $64 million increase in reserves resulting from the Company’s lapse assumption update. The increase in GMDB/GMIB reserves was partially offset by the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in the first quarter of 2015 which decreased the GMIB and GWBL reserve by $55 million. The first six months of 2014 increase in GMDB/GMIB reserves was partially offset by a $110 million decrease in GMDB/GMIB reserves resulting from an out-of-period adjustment related to model refinements.

In the first six months of 2015, interest credited to policyholders’ account balances totaled $588 million, a decrease of $66 million from the $654 million reported in the first six months of 2014 primarily due to lower amortization of sales inducements and lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $258 million in the first six months of 2015, a $6 million increase from $252 million in the first six months of 2014. The increase is primarily a result of a $7 million higher employee benefit costs, a $5 million increase in stock benefit plans partially offset by $2 million lower employee salaries.

In the first six months of 2015, commission expense totaled $566 million, a decrease of $7 million compared to the first six months of 2014, principally due to a decrease in indexed universal life product sales.

In the first six months of 2015, interest expense totaled $9 million; a decrease of $26 million from $35 million in the first six months of 2014. The decrease is due to the repayment of a $500 million callable 7.1% surplus note during the second quarter of 2014 and repayment of a $325 million surplus note with an interest rate of 6.0% in fourth quarter 2014 to AXA Financial.

DAC amortization was $158 million in the first six months of 2015, an increase of $80 million from $78 million of DAC amortization in the first six months of 2014. The increase in DAC amortization is primarily due higher baseline amortization. Included in the amortization of DAC for the first six months of 2015 were $72 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) and updates to the RTM and lapse assumptions. Included in in the first six months of 2014 were $72 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

DAC capitalization totaled $301 million in the first six months of 2015, a decrease of $11 million from the $312 million reported in the first six months of 2014. The decrease was primarily due to a $7 million decrease in first year commissions and a $4 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $341 million in the first six months of 2015, a decrease of $106 million from the $447 million reported in the first six months of 2014. The decrease is primarily related to the $124 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and the absence of a $26 million lease write-off in the first six months of 2014 for the NY headquarters partially offset by an $16 million increase in consulting fees, primarily in consulting projects invested to launch the Company new employee benefits business and $26 million higher legal expenses.

Premiums and Deposits.

Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

The following table lists sales for major insurance product lines for the second quarter and first six months of 2015 and 2014. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
Retail:
Annuities
First year	$963	$932	$1,805	$1,848
Renewal	598	567	1,156	1,115

	1,561	1,499	2,961	2,963
Life(1)
First year	41	45	73	87
Renewal	440	416	865	851

	481	461	938	938
Other(2)
First year	—	—	1	1
Renewal	76	144	148	229

	76	144	149	230

Total retail	2,118	2,104	4,048	4,131

Wholesale:
Annuities
First year	1,077	1,097	1,999	2,094
Renewal	64	44	117	87

	1,141	1,141	2,116	2,181
Life(1)
First year	6	7	16	16
Renewal	139	153	299	314

	145	160	315	330

Total wholesale	1,286	1,301	2,431	2,511

Total Premiums and Deposits	$3,404	$3,405	$6,479	$6,642

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for both second quarter 2015 and 2014 were $3.4 billion, while total first year premiums and deposits also remained relatively flat at $2.1 billion. The annuity line’s first year premiums and deposits increased $11 million to $2.0 billion principally due to the $31 million increase in the retail channel partially offset by the $20 million decrease in sales in the wholesale channel. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS, EQUI-VEST® and other variable annuity products partially offset by lower sales of Retirement Cornerstone® and Investment EdgeSM products. First year premiums and deposits for the life insurance products decreased $5 million, primarily due to lower sales of UL and term life products.

Total premiums and deposits for insurance and annuity products for the first six months of 2015 were $6.5 billion, a $163 million decrease from $6.6 billion in the first six months of 2014 while total first year premiums and deposits decreased $152 million to $3.9 billion in the first six months of 2015 from $4.0 billion in the first six months of 2014. The annuity line’s first year premiums and deposits decreased $138 million to $3.8 billion principally due to the $95 million and $43 million decrease in sales in the wholesale and retail channels, respectively. The decrease in first year annuity sales is primarily due to lower sales of the Company’s Retirement Cornerstone®, Investment EdgeSM and SCS series of variable annuity products. First year premiums and deposits for the life insurance products decreased $14 million, primarily due to lower sales of UL and term life products in the retail channel.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended		Six Months Ended		Rates(1) Six Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Annuities	$1,840	$2,086	$3,664	$5,228	6.1%	8.8%
Variable and interest-sensitive life	192	193	377	389	3.7%	3.7%
Traditional life	47	50	92	101	2.5%	2.6%

Total	$2,079	$2,329	$4,133	$5,718

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $250 million, from $2.3 billion in the second quarter of 2014 to $2.1 billion in the second quarter of 2015. There was a decrease of $246 million, $3 million and $1 million, respectively, in individual annuities, traditional life and variable and interest sensitive life products surrenders and withdrawals. The decrease in individual annuities surrenders for the second quarter of 2015 is due to the absence of $300 million of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the third quarter of 2014.

Surrenders and withdrawals decreased $1.6 billion, from $5.7 billion in the first quarter of 2014 to $4.1 billion in the first six months of 2015. There was a decrease of $1.6 billion, $12 million and $9 million, respectively, in individual annuities, variable and interest sensitive and traditional life products surrenders and withdrawals. The decrease in individual annuities surrenders for the first six months of 2015 is due to the absence of $1.5 billion of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the third quarter of 2014.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the second quarters and first six months of 2015 and 2014.

Investment Management - Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$516	$492	$1,010	$947
Bernstein research services	122	119	248	242
Distribution revenues	112	110	221	216
Other revenues(1)	26	27	51	54

Commissions, fees and other income	776	748	1,530	1,459
Investment income (loss)	8	6	23	10
Less: interest expense to finance trading activities	—	—	(1)	(1)

Net investment income (loss)	8	6	22	9
Investment gains (losses), net	6	5	1	3

Total revenues	790	759	1,553	1,471

Expenses:
Compensation and benefits	343	335	675	645
Distribution related payments	102	101	203	198
Amortization of deferred sales commissions	13	9	25	18
Real estate charge	—	(2)	—	1
Interest expense	1	—	1	—
Rent expense	32	33	64	66
Amortization of other intangible assets, net	7	6	14	13
Other operating costs and expenses	132	133	264	260

Total expenses	630	615	1,246	1,201

Earnings (Loss) from Operations before Income Taxes	$160	$144	$307	$270

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Revenues totaled $790 million in second quarter 2015, an increase of $31 million from $759 million in second quarter 2014. The increase is primarily due to $24 million higher Investment advisory services fees and $16 million higher investment income from derivative instruments ($3 million of income in second quarter 2015 as compared to $13 million of losses in the comparable period of 2014) partially offset by $14 million lower other investment income.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In second quarter 2015, investment advisory and services fees totaled $516 million, an increase of $24 million from the $492 million in second quarter 2014. The increases include an increase of $29 million in base fees partially offset by $5 million in performance-based fees. Retail investment advisory and services fees, Private Wealth Management base and performance fees and Institutional investment advisory and services increased $8 million, $5 million and $11 million, respectively primarily due to an increase in average AUM during the second quarter of 2015, as compared to the second quarter 2014.

Bernstein research revenues increased $3 million in second quarter 2015 as compared to second quarter 2014 primarily due to growth in the U.S. and Asia.

Distribution revenues increased $2 million in the second quarter 2015 as compared to second quarter 2014, while the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $2 million increase in net investment income (loss) to $8 million in second quarter 2015 as compared to $6 million was principally due to investment income from derivative instruments ($3 million of income in second quarter 2015 as compared to $13 million of losses in the comparable period of 2014) partially offset by a $13 million decrease in unrealized gains from equity trading securities ($1 million unrealized losses in second quarter 2015 as compared to $12 million of unrealized gains in second quarter of 2014).

The $6 million of investment gains in second quarter 2015 was related to gains on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $630 million in second quarter 2015, an increase of $15 million from the $615 million in second quarter 2014 primarily due to higher compensation and benefits.

For second quarter 2015, employee compensation and benefits expenses for the Investment Management segment were $343 million as compared to $335 million in second quarter 2014. The increase was primarily attributable to higher base compensation of $5 million and higher incentive compensation of $3 million.

The distribution related payments increased $1million to $102 million in second quarter 2015 from $101 million in the second quarter 2014 primarily as a result of higher distribution revenues.

The $1 million increase in other operating costs and expenses to $132 million for second quarter 2015 as compared to $131 million in second quarter 2014 was primarily due to higher portfolio services expense, higher technology expenses and lower real estate credits.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Revenues totaled $1.6 billion in the first six months of 2015, an increase of $82 million from $1.5 billion in the first six months of 2014. The increase is primarily due to $63 million higher Investment advisory services fees and $13 million higher net investment income ($22 million in the first six months of 2015 as compared to $9 million in the comparable period of 2014).

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In the first six months of 2015, investment advisory and services fees totaled $1.0 billion, an increase of $63 million from the $947 million in the first six months of 2014. The increases include an increase in base fees partially offset by performance-based fees of $67 million and $4 million, respectively. Retail investment advisory and services fees, Private Wealth Management base and performance fees and Institutional investment advisory and services increased $26 million, $18 million and $19 million, respectively primarily due to an increase in average AUM during the first six months of 2015, as compared to the first six months of 2014.

Bernstein research revenues increased $6 million in the first six months of 2015 as compared to the first six months of 2014 primarily due to growth in the U.S. and Asia.

Distribution revenues increased $5 million in the first six months of 2015 as compared to the first six months of 2014, while the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $13 million increase in net investment income (loss) to $22 million in the first six months of 2015 as compared to $9 million was principally due to $7 million of investment gains from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund in the second quarter of 2015 compared to $4 million of investment losses in second quarter 2014 and lower investment losses from derivative instruments ($3 million of losses in second quarter 2015 as compared to $19 million of losses in the comparable period of 2014) partially offset by a $16 million decrease in unrealized gains from equity trading securities ($8 million unrealized gains in the first six months of 2015 as compared to $24 million of unrealized gains in the comparable 2014 period).

Expenses

The Investment Management segment’s total expenses were $1.2 billion in the first six months of 2015, an increase of $45 million from the $1.2 billion in the first six months of 2014 due to higher compensation and benefits.

For the first six months of 2015, employee compensation and benefits expenses for the Investment Management segment were $675 million as compared to $645 million in the first six months of 2014. The increase was primarily attributable to higher incentive compensation of $23 million and higher base compensation of $10 million partially offset by lower commissions of $6 million.

The distribution related payments increased $5 million to $203 million in the first six months of 2015 from $198 million in the first six months of 2014 primarily as a result of higher distribution revenues.

The $4 million increase in other operating costs and expenses to $264 million for the first six months of 2015 as compared to $260 million in the first six months of 2014 was primarily due to higher portfolio services expense of $6 million and higher technology expenses of $2 million partially offset by lower office related expenses, lower professional fees and lower real estate charges of $3 million, $2 million and $2 million, respectively.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

			At or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Millions)
FEES
Third party	$497	$479	$974	$916
General Account and other	12	7	22	17
Insurance Group Separate Accounts	7	7	14	14

Total Fees	$516	$493	$1,010	$947

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$396,661	$404,053
General Account and other			55,682	42,673
Insurance Group Separate Accounts			32,757	33,469

Total AllianceBernstein			485,100	480,195

Insurance Group
General Account and other(2)			17,963	22,974
Insurance Group Separate Accounts			81,330	81,770

Total Insurance Group			99,293	104,744

Total by Account:
Third party(1)			396,661	404,053
General Account and other(2)			73,645	65,647
Insurance Group Separate Accounts			114,087	115,239

Total Assets Under Management			$584,393	$584,939

(1)

Includes $40.4 billion and $44.1 billion of assets managed on behalf of AXA affiliates at June 30, 2015 and 2014, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $11.0 billion and $16.4 billion at June 30, 2015 and 2014, respectively, as well as mortgages and equity real estate totaling $7.0 billion and $6.5 billion at June 30, 2015 and 2014, respectively.

Fees for assets under management increased 6.62% for the six months of 2015 from the comparable period of 2014, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at June 30, 2015 decreased $0.5 billion to $584.4 billion. The $0.5 billion decrease at June 30, 2015 as compared to June 30, 2014 resulted from market depreciation and lower fees from EQAT and VIP.

Changes in assets under management at AllianceBernstein for the three and six months ended June 30, 2015 was as follows:

	Investment Service
				Fixed
			Fixed	Income
			Income	Actively	Fixed
	Equity	Equity	Actively	Managed	Income
	Actively	Passively	Managed-	-Tax-	Passively
	Managed	Managed(1)	Taxable	Exempt	Managed(1)	Other(2)	Total
	(In billions)
Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9
Long-term flows:
Sales/new accounts	4.0	0.1	8.7	1.2	0.1	10.7	24.8
Redemptions/terminations	(3.4)	—	(14.5)	(0.8)	(0.1)	(0.6)	(19.4)
Cash flow/unreinvested dividends	(2.1)	(0.5)	(0.7)	(0.4)	0.3	0.2	(3.2)

Net long-term (outflows) inflows	(1.5)	(0.4)	(6.5)	—	0.3	10.3	2.2
AUM adjustment (3)	0.1	—	—	0.1	—	—	0.2
Market appreciation (depreciation)	1.4	(0.2)	(3.9)	(0.2)	(0.1)	(0.2)	(3.2)

Net change	—	(0.6)	(10.4)	(0.1)	0.2	10.1	(0.8)

Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	8.1	0.3	21.4	2.7	0.2	11.6	44.3
Redemptions/terminations	(7.3)	(0.2)	(21.0)	(1.5)	(0.3)	(1.2)	(31.5)
Cash flow/unreinvested dividends	(3.5)	(0.8)	(0.5)	(0.5)	0.1	0.6	(4.6)

Net long-term (outflows) inflows	(2.7)	(0.7)	(0.1)	0.7	—	11.0	8.2
AUM adjustment (3)	0.1	—	—	0.1	—	—	0.2
Market appreciation (depreciation)	5.5	0.6	(4.2)	0.1	(0.1)	0.8	2.7

Net change	2.9	(0.1)	(4.3)	0.9	(0.1)	11.8	11.1

Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.
(3)	Excludes assets for which Alliance Bernstein provides administrative services but not investment management services from AUM.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	Change %	2015	2014	$ Change	Change %
	(In Billions)
Distribution Channel:
Institutions	$249.9	$232.0	$17.9	7.7%	$246.0	$230.1	$15.9	6.9%
Retail	164.5	158.8	5.7	3.6	163.6	156.1	7.5	4.8
Private Wealth Management	78.2	73.4	4.8	6.5	77.4	72.5	4.9	6.8

Total	$492.6	$464.2	$28.4	6.1%	$487.0	$458.7	$28.3	6.2%

Investment Service:
Equity Actively Managed	$116.3	$110.7	$5.6	5.0%	$115.0	$109.1	$5.9	5.4%
Equity Passively Managed(1)	51.0	49.4	1.6	3.3	50.8	48.9	1.9	3.9
Fixed Income Actively Managed – Taxable	223.3	218.7	4.6	2.1	223.2	216.1	7.1	3.3
Fixed Income Actively Managed – Tax-exempt	32.5	30.2	2.3	7.6	32.4	29.9	2.5	8.4
Fixed Income Passively
Managed(1)	9.9	9.5	0.4	4.6	10.0	9.5	0.5	5.3
Other(2)	59.6	45.7	13.9	30.5	55.6	45.2	10.4	22.9

Total	$492.6	$464.2	$28.4	6.1%	$487.0	$458.7	$28.3	6.2%

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

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

Net General Account Investment Assets

June 30, 2015

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$32,760	$163	$32,597
Mortgage loans on real estate	6,479	(328)	6,807
Equity real estate, held for the production of income	(1)	(1)	—
Policy Loans	3,400	(99)	3,499
Other equity investments	1,551	140	1,411
Trading securities	6,030	550	5,480
Other invested assets	1,638	1,638	—

Total investments	51,857	2,063	49,794
Cash and cash equivalents	2,620	2,614	6
Short-term debt	(655)	(454)	(201)

Total	$53,822	$4,223	$49,599

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2015		2014
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.39%	$338	4.65%	$334
Ending assets		31,024		29,576
Below investment grade
Income	7.19%	29	5.68%	26
Ending assets		1,573		1,804
Mortgages:
Income (loss)	5.82%	99	5.41%	85
Ending assets		6,807		6,379
Equity Real Estate:
Income (loss)	—%	—	—%	—
Ending assets		—		(2)
Other Equity Investments:
Income (loss)	5.86%	22	8.62%	36
Ending assets		1,411		1,658
Policy Loans:
Income	6.07%	53	6.03%	53
Ending assets		3,499		3,527
Cash and Short-term Investments:
Income	%	(1)	0.05%	—
Ending assets		6		1,019
Trading Securities:
Income	—%	(1)	2.33%	23
Ending assets		5,480		4,154
Total Invested Assets:

Income	4.16%	539	4.67%	557
Ending Assets		49,800		48,115
Short-term and long-term debt:
Interest expense and other	11.80%	(6)	2.95%	(3)
Ending assets (liabilities)		(201)		(701)

Total:

Investment income	4.27%	533	4.68%	554
Less: investment fees	(0.10)%	(13)	(0.11)%	(13)

Investment Income, Net	4.17%	$520	4.57%	$541

Ending Net Assets		$49,599		$47,414

	Six Months Ended June 30,				Year Ended
	2015		2014		December 31,
	Yield	Amount	Yield	Amount	2014
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.25%	$649	4.56%	$644	$1,329
Ending assets		31,024		29,576	29,908
Below investment grade
Income	7.14%	60	7.39%	69	121
Ending assets		1,573		1,804	1,847
Mortgages:
Income (loss)	5.31%	181	5.36%	166	336
Ending assets		6,807		6,379	6,794
Other Equity Investments:
Income (loss)	5.00%	39	16.41%	138	203
Ending assets		1,411		1,656	1,634
Policy Loans:
Income	6.02%	105	6.05%	107	216
Ending assets		3,499		3,527	3,515
Cash and Short-term Investments:
Income	—%	(1)	0.04%	—	—
Ending assets		6		1,019	1,045
Trading Securities:
Income	1.35%	34	1.94%	38	38
Ending assets		5,480		4,154	4,513
Total Invested Assets:

Income	4.26%	1,067	4.86%	1,162	2,243
Ending Assets		49,800		48,115	49,256
Short-term debt:
Interest expense and other		(10)		(7)	(15)
Ending assets (liabilities)		(201)		(701)	(201)
Total:

Investment Income	4.25%	1,057	4.90%	1,155	2,228
Less: investment fees	(0.10)%	(25)	(0.11)%	(26)	(52)

Investment Income, Net	4.14%	$1,032	4.79%	$1,129	$2,176

Ending Net Assets		$49,599		$47,414	$49,055

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At June 30, 2015, 74.8% of the fixed maturity portfolio was publicly traded. At June 30, 2015, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $737 million. The General Account had a $2 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland. The decline in the book yield for the six months ended June 30, 2015 when compared to the comparable 2014 period was accompanied by an increase in the credit quality of the portfolio.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Millions)

At June 30, 2015:
Corporate Securities:
Finance	$5,002	$230	$15	$5,217
Manufacturing	5,893	364	41	6,216
Utilities	3,251	263	16	3,498
Services	2,871	160	19	3,012
Energy	1,656	101	18	1,739
Retail and wholesale	1,084	61	5	1,140
Transportation	761	61	6	816
Other	75	3	—	78

Total corporate securities	20,593	1,243	120	21,716

U.S. government and agency	8,721	139	281	8,579
Commercial mortgage-backed	737	24	112	649
Residential mortgage-backed(2)	676	37	—	713
Preferred stock	675	68	7	736
State & municipal	441	62	1	502
Foreign governments	398	42	9	431
Asset-backed securities	76	13	1	88

Total	$32,317	$1,628	$531	$33,414

At December 31, 2014:
Corporate Securities:
Finance	$5,519	$296	$7	$5,808
Manufacturing	5,982	426	20	6,388
Utilities	3,327	330	8	3,649
Services	2,969	231	13	3,187
Energy	1,660	113	17	1,756
Retail and wholesale	1,108	73	3	1,178
Transportation	774	75	2	847
Other	78	3	—	81

Total corporate securities	21,417	1,547	70	22,894

U.S. government and agency	6,668	672	26	7,314
Commercial mortgage-backed	855	22	142	735
Residential mortgage-backed(2)	752	42	—	794
Preferred stock	829	69	10	888
State & municipal	441	78	—	519
Foreign governments	405	48	7	446
Asset-backed securities	86	15	1	100

Total	$31,453	$2,493	$256	$33,690

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.2 billion, or 3.8%, of the total fixed maturities at June 30, 2015 and $1.4 billion, or 4.4%, of the total fixed maturities at December 31, 2014. Gross unrealized losses on public and private fixed maturities increased from $257 million at December 31, 2014 to $531 million at June 30, 2015. Below investment grade fixed maturities represented 16.8% and 41.6% of the gross unrealized losses at June 30, 2015 and December 31, 2014, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in second quarter 2015 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation(1)	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value
		(In Millions)

At June 30, 2015:
1	Aaa, Aa, A	$16,640	$747	$330	$17,057
2	Baa	6,822	429	51	7,200

	Investment grade	23,462	1,176	381	24,257

3	Ba	568	36	5	599
4	B	116	1	9	108
5	C and lower	16	1	—	17
6	In or near default	2	—	—	2

	Below investment grade	702	38	14	726

Total Public Fixed Maturities		$24,164	$1,214	$395	$24,983

At December 31, 2014:
1	Aaa, Aa, A	$15,068	$1,429	$71	$16,426
2	Baa	6,979	534	36	7,477

	Investment grade	22,047	1,963	107	23,903

3	Ba	668	31	8	691
4	B	107	5	1	111
5	C and lower	13	1	1	13
6	In or near default	16	—	5	11

	Below investment grade	804	37	15	826

Total Public Fixed Maturities		$22,851	$2,000	$122	$24,729

(1)	At June 30, 2015 and 2014, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation(1)	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value
		(In Millions)

At June 30, 2015:
1	Aaa, Aa, A	$4,113	$219	$32	$4,300
2	Baa	3,526	184	29	3,681

	Investment grade	7,639	403	61	7,981

3	Ba	271	4	5	270
4	B	55	—	11	44
5	C and lower	91	1	18	74
6	In or near default	97	6	41	62

	Below investment grade	514	11	75	450

Total Private Fixed Maturities		$8,153	$414	$136	$8,431

At December 31, 2014:
1	Aaa, Aa, A	$4,370	$257	$28	$4,599
2	Baa	3,667	225	15	3,877

	Investment grade	8,037	482	43	8,476

3	Ba	280	4	10	274
4	B	73	—	9	64
5	C and lower	98	—	21	77
6	In or near default	114	7	52	69

	Below investment grade	565	11	92	484

Total Private Fixed Maturities		$8,602	$493	$135	$8,960

(1)

Includes, as of June 30, 2015 and December 31, 2014, respectively, 42 securities with amortized cost of $495 million (fair value, $795 million) and 38 securities with amortized cost of $447 million (fair value, $452 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value
		(In Millions)

At June 30, 2015:
1	Aaa, Aa, A	$10,070	$654	$39	$10,685
2	Baa	9,792	565	72	10,285

	Investment grade	19,862	1,219	111	20,970

3	Ba	623	18	8	633
4	B	78	1	1	78
5	C and lower	29	1	—	30
6	In or near default	1	4	—	5

	Below investment grade	731	24	9	746

Total Corporate Fixed Maturities		$20,593	$1,243	$120	$21,716

At December 31, 2014:
1	Aaa, Aa, A	$10,548	$813	$20	$11,341
2	Baa	10,072	706	39	10,739

	Investment grade	20,620	1,519	59	22,080

3	Ba	681	21	9	693
4	B	85	—	2	83
5	C and lower	30	1	—	31
6	In or near default	1	6	—	7

	Below investment grade	797	28	11	814

Total Corporate Fixed Maturities		$21,417	$1,547	$70	$22,894

Asset-backed Securities

At June 30, 2015, the amortized cost and fair value of asset backed securities held were $76 million and $88 million, respectively; at December 31, 2014, those amounts were $86 million and $100 million, respectively. At June 30, 2015, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $8 million and $7 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $27 million and $27 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

June 30, 2015

	Moody’s Agency Rating					Total	Total December 31, 2014
Vintage	Aaa	Aa	A	Baa	Ba and Below

	(In Millions)

At amortized cost:
2004 and Prior Years	$12	$15	$2	$3	$96	$128	$150
2005	15	5	16	20	266	322	410
2006	—	—	—	1	209	210	217
2007	—	—	—	—	76	76	78

Total CMBS	$27	$20	$18	$24	$647	$736	$855

At fair value:
2004 and Prior Years	$13	$16	$2	$3	$89	$123	$138
2005	15	5	16	20	250	306	380
2006	—	—	—	1	157	158	154
2007	—	—	—	—	63	63	63

Total CMBS	$28	$21	$18	$24	$559	$650	$735

Mortgages

Investment Mix

At June 30, 2015 and December 31, 2014, respectively, approximately 13.7% and 14.0%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2015	December 31, 2014
	(In Millions)

Commercial mortgage loans	$4,688	$4,797
Agricultural mortgage loans	2,210	$2,085

Total Mortgage Loans	$6,898	$6,882

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Middle Atlantic	$1,854	26.9%	$1,957	28.4%
Pacific	1,773	25.7	1,736	25.2
South Atlantic	774	11.2	875	12.7
East North Central	572	8.3	551	8.0
Mountain	570	8.3	544	7.9
West North Central	568	8.2	497	7.3
West South Central	406	5.9	412	6.0
New England	213	3.1	187	2.7
East South Central	168	2.4	123	1.8

Total Mortgage Loans	$6,898	100.0%	$6,882	100.0%

By Property Type:
Agricultural properties	$2,210	32.0%	$2,085	30.3%
Office buildings	1,913	27.7	1,902	27.6
Apartment complexes	1,368	19.8	1,418	20.6
Retail stores	541	7.9	522	7.6
Industrial buildings	379	5.5	405	5.9
Hospitality	377	5.5	439	6.4
Other	110	1.6	111	1.6

Total Mortgage Loans	$6,898	100.0%	$6,882	100.0%

At June 30, 2015, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 62.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 46.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2015

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)

0% - 50%	$947	$111	$347	$431	$272	$53	$2,161
50% - 70%	1,056	590	807	1,097	296	44	3,890
70% - 90%	211	—	86	283	64	—	644
90% plus	156	—	—	—	—	47	203

Total Commercial and Agricultural Mortgage Loans	$2,370	$701	$1,240	$1,811	$632	$144	$6,898

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2015.

Mortgage Loans by Year of Origination

	June 30, 2015
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2015	$427	6.2%
2014	1,695	24.5
2013	1,701	24.7
2012	1,178	17.1
2011	827	12.0
2010 and prior	1,070	15.5

Total Mortgage Loans	$6,898	100.0%

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

Troubled Debt Restructuring - Modifications

June 30, 2015

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)
Troubled debt restructurings:
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the first six months of 2015.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2015 and 2014.

	2015	2014
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$37	$42
Charge-offs	(1)	(14)
Recoveries	—	—
Provision	—	6

Ending Balance, June 30,	$36	$34

Ending Balance, June 30,:
Individually Evaluated for Impairment	$36	$34

Other Equity Investments

At June 30, 2015, private equity partnerships, hedge funds and real-estate related partnerships were 91.8% of total other equity investments. These interests, which represent 2.9% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	June 30, 2015	December 31, 2014
	(In Millions)

Common stock	$116	$261
Joint ventures and limited partnerships:
Private equity	921	995
Hedge funds	269	279
Real estate related	109	105

Total Other Equity Investments	$1,415	$1,640

Derivatives

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets.

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

The Company has in place a hedge program to partially protect the overall profitability of future variable annuity sales against declining interest rates.

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At March 31, 2015, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s seed money investments in Separate Accounts, retail mutual funds and Separate Account fee revenue fluctuations

The Company’s General Account seed money investments in Separate Account equity funds and retail mutual funds exposes the Company to equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

In second quarter 2015, the Company entered into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned through the current year from the Company’s Separate Account products.

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

Periodically, the Company purchases TIPS and other sovereign inflation bonds as General Account investments and enters into asset swaps, to result in payment of the variable principal at maturity and semi-annual coupons of the bonds to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These asset swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

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

Derivative Instruments by Category

	At June 30, 2015			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2015
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,109	$—	$—	$(198)
Swaps	1,315	27	16	(73)
Options	7,362	1,228	709	103

Interest rate contracts:(1)
Floors	1,800	94	—	11
Swaps	12,769	309	154	(376)
Futures	8,506	—	—	(165)
Swaptions	—	—	—	118

Credit contracts:(1)
Credit default swaps	1,911	6	17	5

Net investment income (loss)				(575)

Embedded derivatives:
GMIB reinsurance contracts	—	9,951	—	(760)

GWBL and Other Features(2)	—	—	109	(19)
SCS, SIO MSO and IUL indexed features(3)	—	—	437	(125)

Total	$39,772	$11,615	$1,442	$(1,479)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2014			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2014
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,821	$—	$—	$(312)
Swaps	1,051	21	11	(85)
Options	6,896	1,215	742	135

Interest rate contracts:(1)
Floors	2,100	120	—	8
Swaps	11,558	603	12	701
Futures	10,647	—	—	255
Swaptions	4,800	72	—	—
Credit contracts:(1)
Credit default swaps	1,911	7	27	4

Net investment income				706

Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	1,516

GWBL and Other Features(2)	—	—	128	(17)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(157)

Total	$44,784	$12,749	$1,300	$2,048

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Since June 2013, various new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act have become effective, requiring financial entities, including U.S. life insurers, to clear certain types of newly executed OTC derivatives with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of OTC derivatives covered by these regulations. Centrally cleared OTC derivatives, protected by initial margin requirements and higher quality collateral are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and cleared OTC derivative contracts. Further regulations are expected to increase the amount and quality of collateral required to be posted for non-cleared OTC derivatives by requiring initial and cash-only variation margin for uncleared swaps. Additional regulations are being and will be proposed that are expected to reduce various risks, including the risk of a “run on the bank” scenario in the event of the insolvency of a dealer.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
Fixed maturities	$(18)	$(39)	$(16)	$(33)
Other equity investments	—	(1)	—	(3)
Other	1	—	1	—

Total	$(17)	$(40)	$(15)	$(36)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$4	$9	$14	$32
Other	—	—	—	—

Total gross realized investment gains	4	9	14	32

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(16)	(39)	(18)	(52)
Gross losses on sales and maturities	(6)	(9)	(12)	(13)

Total gross realized investment losses	(22)	(48)	(30)	(65)

Total	$(18)	$(39)	$(16)	$(33)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(5)	$(19)	$(7)	$(19)
Private fixed maturities	(11)	(20)	(11)	(33)

Total fixed maturities securities	(16)	(39)	(18)	(52)

Equity securities	—	(1)	—	(3)

Total	$(16)	$(40)	$(18)	$(55)

For the second quarter and first six months of 2015, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,005	15.2%	$3,137	15.5%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2	32	0.2
At contract value, less surrender charge of 5% or more	1,471	7.5	1,678	8.3

Subtotal	1,502	7.7	1,710	8.5

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,216	77.1	15,315	76.0

Total Annuity Reserves And Deposit Liabilities	$19,723	100.0%	$20,162	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $2.6 billion at June 30, 2015 decreased $99 million from $2.7 billion at December 31, 2014.

Net cash used in operating activities was $22 million in the first six months of 2015 as compared to net cash used in operating activities of $267 million in the first six months of 2014. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $1.6 billion; $542 million lower than the $2.2 billion net cash used by investing activities in the first six of 2014. The decrease was principally due to $1.2 billion net purchase of investments and $538 million higher net purchases of trading account securities partially offset by $437 million higher cash outflows related to derivatives in first six months of 2015 as compared to six months of 2014.

Cash flows provided by financing activities decreased $357 million from $1.9 billion in the first six months of 2014 to $1.6 billion in the first six months of 2015. The impact of the net deposits to policyholders’ account balances was $1.8 billion and $1.8 billion in the first six months of 2015 and 2014, respectively. During the first six months of 2015, the Company entered into $1.0 billion of net repurchase and reverse repurchase agreements. Change in short term borrowings decreased $34 million in the first six months of 2015 compared to an increase of $556 million in the first six months of 2014, which primarily reflect AllianceBernstein’s commercial paper program activity. Change in collateralized pledged assets and liabilities decreased $461 million in the first six months of 2015, $711 million less than the $250 million increase in the first six months of 2014. In the first six months of 2015 AXA Equitable paid $517 million of shareholder dividends to AXA Financial and in the first six months of 2014 repaid $500 million of surplus notes to AXA Financial.

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

Funding and repurchase agreements. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1.0 billion to $3.0 billion. At June 30, 2015 and December 31, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. In addition in fourth quarter 2014 AXA Equitable entered into $950 million of repurchase agreements and expanded the program in second quarter 2015. At June 30, 2015 the total outstanding balance of repurchase agreements was $2.1 billion. The funding and repurchase agreements were used to extend the duration of the assets within the General Account investment portfolio.

Third-party borrowings. In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015. AXA Equitable will make the principal payment on this debt subject to NYDFS approval. At June 30, 2015, AXA Equitable had no other short-term debt outstanding.

Off-Balance Sheet Transactions. At June 30, 2015 and December 31, 2014, AXA Equitable was not a party to any off -balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2014 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of letters of credit primarily related to reinsurance, $2 million of which was outstanding at June 30, 2015 as well as $555 million and $1.0 billion of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2015. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At June 30, 2015, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.2 billion at June 30, 2015) and/or letters of credit ($3.2 billion at June 30, 2015). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $517 million during 2015. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS, who then has 30 days to disapprove the distribution. In second quarter 2015, AXA Equitable paid $517 million in shareholder dividends. AXA Equitable did not pay any shareholder dividends during the first six months of 2014.

For the second quarter and first six months of 2015 and 2014, respectively, AXA Equitable’s statutory net income (loss) totaled $238 million, $991 million, $671 million and $1.8 billion. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.0 billion and $5.8 billion at June 30, 2015 and December 31, 2014, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2014 Form 10-K.

AllianceBernstein

During the first six months of 2015, net cash provided by operating activities was $436 million, compared to $338 million during the corresponding 2014 period. The change primarily is due to an increase in accrued compensation and benefits of $59 million, lower seed capital purchases, offset by lower broker-dealer related redemptions of $50 million and higher cash provided by net income of $39 million, offset by increases in broker-dealer related receivables (net of payables and segregated U.S. Treasury Bills activity) of $61 million.

During the first six months of 2015, net cash used in investing activities was $12 million, compared to $75 million during the corresponding 2014 period. The decrease primarily resulted from the purchases of a new business, net of cash acquired, during 2014 of $61 million.

During the first six months of 2015, net cash used in financing activities was $330 million, compared to $257 million during the corresponding 2014 period. The change reflects net repayments of commercial paper of $85 million in 2015 compared to net issuances of $56 million in 2014, higher repurchases of AB Holding Units of $16 million and higher distributions to the General Partner and unitholders of $16 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), offset by proceeds from bank loans of $50 million and an increase in overdrafts payable of $39 million.

As of June 30, 2015, AllianceBernstein had $645 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for AllianceBernstein’s broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $476 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. AllianceBernstein currently intends to permanently reinvest these earnings outside the U.S.

At June 30, 2015 and December 31, 2014, respectively, AllianceBernstein had $405 million and $489 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of June 30, 2015 and December 31, 2014, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of June 30, 2015 and December 31, 2014, AllianceBernstein had no amounts outstanding under the AB Credit Facility. During the first six months of 2015 and the full year 2014, AllianceBersntein did not draw upon the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of June 30, 2015 and December 31, 2014, SCB LLC had $50 million in loans outstanding at an average rate of 1.4%.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“Iran Act”), which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure generally is required even where the activities, transactions or dealings were conducted in compliance with applicable law. AXA Financial, AXA Equitable and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law.

AXA has informed us that AXA Konzern AG provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff. The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies prior to their expiration unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,650 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,825.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,575.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and an entity that OFAC has designated an SDN with the identifier [IRAN]. The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was designated an SDN with the identifier [IRAN] in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled; however, in May 2015, the individual permanently departed from Hong Kong and, as a result, claimed withdrawal of any accrued pension benefits. The annual pension contributions received under this pension contract had totaled approximately $7,800 and the related net profit, which was difficult to calculate with precision, was estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $27,600, representing approximately 0.00003% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $13,800, representing approximately 0.0002% of AXA’s 2014 aggregate net profit.

AXA Department of Labor Disclosure

AXA, our ultimate parent company, included the following disclosure about the DOL proposed rule in its June 30, 2015 Half Year Financial Report:

The U.S. Department of Labor issued a proposed rule in April 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that AXA US affiliated advisors and employees could provide to plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited compared to what is allowed under current law. This could have an adverse impact on the level and type of services AXA US can provide, as well as the nature and amount of compensation and fees that AXA US and its affiliated advisors receive for investment-related services to plans and IRAs. The exact nature and scope of the impact under any new final rule is undeterminable at this time. Consequently, management is not in a position at this time to quantify the potential impact of these rules on the new sales of AXA US with any degree of precision, however, based on the information currently available to it, management estimates that the range of potential impacts on the new sales of AXA US could be from 10% to 30% of APE (which would have represented 2% to 7% of the Group’s consolidated APE for the half year ended June 30th, 2015). This estimate does not reflect any potential mitigating actions such as reducing expenses and expanding sales of products unaffected by these rules.

The reference to AXA US includes the operations of AXA Equitable. The term APE refers to Annual Premium Equivalent which AXA uses to measure the annualized impact of new business premiums. APE represents 100% of new business regular premiums + 10% of new business single premiums. APE is not a measure calculated and presented in accordance with U.S. GAAP. First year premiums and deposits is the most directly comparable financial measure to APE that is calculated and presented in accordance with U.S. GAAP. The reference to 10% to 30% of AXA US’s APE would include approximately 25% to 75% of AXA Equitable’s first year premiums and deposits for the six months ended June 30, 2015.

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

Date: August 10, 2015	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: August 10, 2015		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller