Form 10-Q
period 2015-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2015-11-06
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

PART I FINANCIAL INFORMATION

Item  1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$32,475	$33,034
Mortgage loans on real estate	6,811	6,463
Policy loans	3,398	3,408
Other equity investments	1,516	1,757
Trading securities, at fair value	6,315	5,143
Other invested assets	1,606	1,978

Total investments	52,121	51,783
Cash and cash equivalents	4,276	2,716
Cash and securities segregated, at fair value	382	476
Broker-dealer related receivables	1,888	1,899
Securities purchased under agreements to resell	224	—
Deferred policy acquisition costs	4,359	4,271
Goodwill and other intangible assets, net	3,740	3,762
Amounts due from reinsurers	3,848	4,051
Loans to affiliates	1,087	1,087
Guaranteed minimum income benefit reinsurance contract asset, at fair value	12,214	10,711
Other assets	4,433	4,190
Separate Accounts’ assets	104,609	111,059

Total Assets	$193,181	$196,005

LIABILITIES
Policyholders’ account balances	$32,408	$31,848
Future policy benefits and other policyholders’ liabilities	24,560	23,484
Broker-dealer related payables	573	551
Securities sold under agreements to repurchase	1,882	950
Amounts due to reinsurers	65	74
Customers related payables	1,482	1,501
Short-term debt	557	689
Current and deferred income taxes	5,075	4,785
Other liabilities	3,079	2,939
Separate Accounts’ liabilities	104,609	111,059

Total liabilities	174,290	177,880

Commitments and contingent liabilities (Notes 10 and 11)

Redeemable Noncontrolling Interest	$13	$17

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,963	5,957
Retained earnings	10,105	8,809
Accumulated other comprehensive income (loss)	(78)	351

Total AXA Equitable’s equity	15,992	15,119

Noncontrolling interest	2,886	2,989

Total equity	18,878	18,108

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$193,181	$196,005

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$937	$901	$2,747	$2,613
Premiums	111	121	372	389
Net investment income (loss):
Investment income (loss) from derivative instruments	915	295	337	982
Other investment income (loss)	514	537	1,577	1,689

Total net investment income (loss)	1,429	832	1,914	2,671

Investment gains (losses), net:
Total other-than-temporary impairment losses	(14)	(2)	(32)	(53)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized	(14)	(2)	(32)	(53)
Other investment gains (losses), net	10	7	14	26

Total investment gains (losses), net	(4)	5	(18)	(27)

Commissions, fees and other income	978	994	2,983	2,921
Increase (decrease) in the fair value of the reinsurance contract asset	2,263	901	1,503	2,417

Total revenues	5,714	3,754	9,501	10,984

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,251	915	2,793	2,521
Interest credited to policyholders’ account balances	(5)	166	583	820
Compensation and benefits	422	415	1,355	1,311
Commissions	275	285	841	858
Distribution related payments	97	106	300	304
Amortization of deferred sales commissions	12	12	37	30
Interest expense	6	10	16	45
Amortization of deferred policy acquisition costs	90	44	248	122
Capitalization of deferred policy acquisition costs	(155)	(155)	(456)	(467)
Rent expense	42	40	122	123
Amortization of other intangible assets	7	7	21	20
Other operating costs and expenses	333	341	925	1,036

Total benefits and other deductions	2,375	2,186	6,785	6,723

Earnings (loss) from continuing operations, before income taxes	3,339	1,568	2,716	4,261
Income tax (expense) benefit	(1,064)	(491)	(612)	(1,090)

Net earnings (loss)	2,275	1,077	2,104	3,171
Less: net (earnings) loss attributable to the noncontrolling interest	(90)	(90)	(291)	(262)

Net Earnings (Loss) Attributable to AXA Equitable	$2,185	$987	$1,813	$2,909

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$2,275	$1,077	$2,104	$3,171

Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(11)	(15)	(19)	(9)
Change in unrealized gains (losses), net of reclassification adjustment	203	(64)	(478)	597
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	19	20	58	60

Total other comprehensive income (loss), net of income taxes	211	(59)	(439)	648

Comprehensive income (loss)	2,486	1,018	1,665	3,819
Less: Comprehensive (income) loss attributable to noncontrolling interest	(85)	(79)	(281)	(255)

Comprehensive Income (Loss) Attributable to AXA Equitable	$2,401	$939	$1,384	$3,564

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,957	5,934
Deferred tax on dividend of AllianceBernstein Units	—	(26)
Changes in capital in excess of par value	6	17

Capital in excess of par value, end of period	5,963	5,925

Retained earnings, beginning of year	8,809	5,205
Net earnings (loss)	1,813	2,909
Stockholder dividends	(517)	(430)

Retained earnings, end of period	10,105	7,684

Accumulated other comprehensive income (loss), beginning of year	351	(603)
Other comprehensive income (loss)	(429)	655

Accumulated other comprehensive income (loss), end of period	(78)	52

Total AXA Equitable’s equity, end of period	15,992	13,663

Noncontrolling interest, beginning of year	2,989	2,903
Repurchase of AllianceBernstein Holding units	(68)	(4)
Dividend of AllianceBernstein Units by AXA Equitable to AXA Financial	—	48
Net earnings (loss) attributable to noncontrolling interest	291	262
Dividends paid to noncontrolling interest	(326)	(306)
Other comprehensive income (loss) attributable to noncontrolling interest	(10)	(7)
Other changes in noncontrolling interest	10	22

Noncontrolling interest, end of period	2,886	2,918

Total Equity, End of Period	$18,878	$16,581

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
	(In Millions)
Net earnings (loss)	$2,104	$3,171
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	583	820
Universal life and investment-type product policy fee income	(2,747)	(2,613)
Net change in broker-dealer and customer related receivables/payables	(111)	(622)
(Income) loss related to derivative instruments	(337)	(982)
Change in reinsurance recoverable with affiliate	(59)	(97)
Investment (gains) losses, net	18	27
Change in segregated cash and securities, net	94	474
Change in deferred policy acquisition costs	(208)	(345)
Change in future policy benefits	1,105	784
Change in current and deferred income taxes	546	850
Change in accounts payable and accrued expenses	344	152
Change in the fair value of the reinsurance contract asset	(1,503)	(2,417)
Contribution to pension plans	—	(6)
Amortization of deferred compensation	8	15
Amortization of deferred sales commission	37	30
Other depreciation and amortization	(19)	31
Amortization of reinsurance cost	92	210
Amortization of other intangibles	21	20
Other, net	65	91

Net cash provided by (used in) operating activities	33	(407)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,140	1,912
Sales of investments	1,063	687
Purchases of investments	(4,689)	(4,485)
Purchases of trading account securities	(10,501)	(4,742)
Sales maturities and repayment of trading account securities	9,354	3,779
Cash settlements related to derivative instruments	850	764
Purchase of business, net of cash acquired	—	(61)
Change in short-term investments	4	(5)
Investment in capitalized software, leasehold improvements and EDP equipment	(41)	(60)
Other, net	31	(5)

Net cash provided by (used in) investing activities	(789)	(2,216)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 - CONTINUED

(UNAUDITED)

	2015	2014
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$3,442	$3,914
Withdrawals	(651)	(744)
Change in short-term financings	(128)	135
Repayment of loans from affiliate	—	(500)
Change in collateralized pledged assets	19	(10)
Change in collateralized pledged liabilities	(134)	99
Shareholder dividend paid	(517)	(382)
Repurchase of AllianceBernstein Holding units	(100)	(5)
Distribution to noncontrolling interests in consolidated subsidiaries	(326)	(306)
Increase (decrease) in Securities sold under agreement to repurchase	932	—
Change in securities sold under resale agreement	(224)	—
Other, net	12	2

Net cash provided by (used in) financing activities	2,325	2,203

Effect of exchange rate changes on cash and cash equivalents	(9)	(10)

Change in cash and cash equivalents	1,560	(430)
Cash and cash equivalents, beginning of year	2,716	2,283

Cash and Cash Equivalents, End of Period	$4,276	$1,853

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

At September 30, 2015 and December 31, 2014, the Company’s economic interest in AllianceBernstein was 32.5% and 32.2%. At September 30, 2015 and December 31, 2014, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was 63.4% and 62.7%.

The terms “third quarter 2015” and “third quarter 2014” refer to the three months ended September 30, 2015 and 2014, respectively. The terms “first nine months of 2015” and “first nine months of 2014” refer to the nine months ended September 30, 2015 and 2014, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	SIGNIFICANT ACCOUNTING POLICIES AND OTHER SIGNIFICANT CHANGES

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

In May 2014, the FASB issued new revenue recognition guidance that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The new guidance applies to contracts that deliver goods or services to a customer, except when those contracts are for: insurance, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties. The new guidance is effective for interim and annual periods, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

Out of Period Adjustments

In third quarter 2015, the Company recorded an out-of-period adjustment in its financial statements related to the model used to calculate affiliated ceded reserves and deferred cost of reinsurance for its variable and interest sensitive life (“VISL”) products. The impact in third quarter and first nine months of 2015 was an increase in policyholders’ benefits of $81 million and $55 million, respectively. In the third quarter and first nine months of 2015, the after tax impact of this model update decreased Net earnings by approximately $53 million and $36 million, respectively.

In third quarter 2015, the Company recorded an out-of-period adjustment in its financial statements related to the GMIB and GWBL reserves to reflect the actual impact of the lump sum payment option launched in first quarter 2015 to certain contract holders with GMIB and GWBL benefits at the time their accumulated account value (“AAV”) falls to zero. The impact of this out-of-period adjustment resulted in a $58 million decrease of the GMIB and GWBL liabilities on the consolidated balance sheet and Policyholders’ benefits in the consolidated statement of earnings as of and for the three months ended September 30, 2015. The after tax impact of this out-of-period adjustment decreased Net earnings by approximately $38 million for the three months ended September 30, 2015.

In third quarter 2014, the Company recorded an out-of-period adjustment in its financial statements related to an understatement of the dividend of AllianceBernstein Units by AXA Equitable to AXA Financial during the year ended December 31, 2013 and the related deferred tax liability for the excess of the fair value of the AllianceBernstein Unit dividend over the recorded value. The impacts of these out-of-period adjustments resulted in an increase to current and deferred income taxes of $26 million, a decrease in capital in excess of par value of $26 million, a decrease in retained earnings of $48 million and an increase in non-controlling interest of $48 million, for a total net decrease of AXA Equitable’s equity of $74 million for the nine months ended September 30, 2014.

In first quarter 2014, the Company recorded an out-of-period adjustment in its financial statements related to model refinements decreasing the gross GMDB and GMIB liabilities by $130 million and the ceded GMDB liabilities by $20 million, resulting in a net decrease to policyholders’ benefits of $110 million in the first nine months ended September 30, 2014.

Management has evaluated the impact of all out of period corrections both individually and in the aggregate and concluded they are not material to any previously reported quarterly or annual financial statements.

Assumption Updates and Refinements

Effective January 1, 2016 the Company will raise cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007 which have both issue ages 70 and above and current face value amount of $1 million and above. The Company is raising the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the current schedule of COI rates was established. This COI rate increase is larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings.

In the second quarter of 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and VISL reserves and amortization of DAC from 9.0% to 7.0%. The impact of this assumption update in the first nine months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In the first nine months of 2015, the after tax impact of this assumption update decreased Net earnings by approximately $445 million.

In the second quarter of 2015, expectations of long-term lapse rates for certain Accumulator® products at certain durations and moneyness levels were lowered based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The impact of this assumption update in the first nine months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million, an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million. In the first nine months of 2015, the after tax impact of this assumption update increased Net earnings by approximately $107 million.

In third quarter 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement in the third quarter and first nine months of 2014 resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million and an increase in the GMIB reserves of $16 million. In the third quarter and first nine months of 2014, the after DAC and after tax impact of this assumption update increased Net earnings by approximately $30 million.

In addition, in second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and GMAB liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements in the first nine months of 2014 were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively. In the first nine months of 2014, the after DAC and after tax impact of this refinements increased Net earnings by approximately $307 million.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)
	(In Millions)
September 30, 2015:
Fixed Maturity Securities:
Corporate	$19,573	1,200	178	$20,595	$—
U.S. Treasury, government and agency	8,788	419	259	8,948	—
States and political subdivisions	437	67	1	503	—
Foreign governments	398	41	16	423	—
Commercial mortgage-backed	646	30	105	571	10
Residential mortgage-backed(1)	642	38	—	680	—
Asset-backed(2)	72	11	1	82	3
Redeemable preferred stock	615	63	5	673	—

Total Fixed Maturities	31,171	1,869	565	32,475	13

Equity securities	34	—	2	32	—

Total at September 30, 2015	$31,205	$1,869	$567	$32,507	$13

December 31, 2014:
Fixed Maturity Securities:
Corporate	$20,742	$1,549	$71	$22,220	$—
U.S. Treasury, government and agency	6,685	672	26	7,331	—
States and political subdivisions	441	78	—	519	—
Foreign governments	405	48	7	446	—
Commercial mortgage-backed	855	22	142	735	10
Residential mortgage-backed(1)	752	43	—	795	—
Asset-backed(2)	86	14	1	99	3
Redeemable preferred stock	829	70	10	889	—

Total Fixed Maturities	30,795	2,496	257	33,034	13

Equity securities	36	2	—	38	—

Total at December 31, 2014	$30,831	$2,498	$257	$33,072	$13

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2015 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2015

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$1,531	$1,556
Due in years two through five	6,914	7,413
Due in years six through ten	10,183	10,391
Due after ten years	10,568	11,109

Subtotal	29,196	30,469
Commercial mortgage-backed securities	646	571
Residential mortgage-backed securities	642	680
Asset-backed securities	72	82

Total	$30,556	$31,802

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the third quarter and first nine months of 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Proceeds from sales	$182	$219	$807	$439

Gross gains on sales	$14	$2	$21	$17

Gross losses on sales	$(2)	$(1)	$(7)	$(7)

Total OTTI	$(14)	$(2)	$(32)	$(53)
Non-credit losses recognized in OCI	—	—	—	—

Credit losses recognized in earnings (loss)	$(14)	$(2)	$(32)	$(53)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Balances, beginning of period	$(238)	$(344)	$(254)	$(370)
Previously recognized impairments on securities that matured, paid, prepaid or sold	35	94	69	171
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(14)	(2)	(32)	(26)
Additional impairments this period on securities previously impaired	—	—	—	(27)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at September 30,	$(217)	$(252)	$(217)	$(252)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$14	$10
All other	1,290	2,229
Equity securities	(2)	2

Net Unrealized Gains (Losses)	$1,302	$2,241

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders’	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, July 1, 2015	$7	$1	$(1)	$(3)	$4
Net investment gains (losses) arising during the period	1	—	—	—	1
Reclassification adjustment:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	(1)	—	(1)

Balance, September 30, 2015	$14	$—	$(2)	$(5)	$7

Balance, July 1, 2014	$(2)	$1	$2	$(1)	$—
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	(3)	—	(3)

Balance, September 30, 2014	$6	$1	$(1)	$(3)	$3

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(4)	—	—	—	(4)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	8	—	—	—	8
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	(2)	—	(2)

Balance, September 30, 2015	$14	$—	$(2)	$(5)	$7

Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	(2)	—	—	—	(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	36	—	—	—	36
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(8)	(8)
Policyholders’ liabilities	—	—	(11)	—	(11)

Balance, September 30, 2014	$6	$1	$(1)	$(3)	$3

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2015	$1,093	$(102)	$(300)	$(243)	$448
Net investment gains (losses) arising during the period	198	—	—	—	198
Reclassification adjustment:
Included in Net earnings (loss)	(3)	—	—	—	(3)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	32	—	—	32
Deferred income taxes	—	—	—	(86)	(86)
Policyholders’ liabilities	—	—	24	—	24

Balance, September 30, 2015	$1,288	$(70)	$(276)	$(329)	$613

Balance, July 1, 2014	$1,757	$(117)	$(381)	$(439)	$820
Net investment gains (losses) arising during the period	(141)	—	—	—	(141)
Reclassification adjustment:
Included in Net earnings (loss)	(6)	—	—	—	(6)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(5)	—	—	(5)
Deferred income taxes	—	—	—	36	36
Policyholders’ liabilities	—	—	48	—	48

Balance, September 30, 2014	$1,610	$(122)	$(333)	$(403)	$752

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	(953)	—	—	—	(953)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	10	—	—	—	10
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	52	—	—	52
Deferred income taxes	—	—	—	281	281
Policyholders’ liabilities	—	—	92	—	92

Balance, September 30, 2015	$1,288	$(70)	$(276)	$(329)	$613

Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	1,002	—	—	—	1,002
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(15)	—	—	(15)
Deferred income taxes	—	—	—	(313)	(313)
Policyholders’ liabilities	—	—	(88)	—	(88)

Balance, September 30, 2014	$1,610	$(122)	$(333)	$(403)	$752

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 692 issues at September 30, 2015 and the 601 issues at December 31, 2014 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

September 30, 2015:
Fixed Maturity Securities:
Corporate	$3,237	$(117)	$503	$(61)	$3,740	$(178)
U.S. Treasury, government and agency	2,355	(259)	—	—	2,355	(259)
States and political subdivisions	19	(1)	—	—	19	(1)
Foreign governments	74	(6)	40	(10)	114	(16)
Commercial mortgage-backed	78	(3)	279	(102)	357	(105)
Residential mortgage-backed	40	—	30	—	70	—
Asset-backed	4	—	17	(1)	21	(1)
Redeemable preferred stock	147	(2)	63	(3)	210	(5)

Total	$5,954	$(388)	$932	$(177)	$6,886	$(565)

December 31, 2014:
Fixed Maturity Securities:
Corporate	$1,314	$(29)	$1,048	$(42)	$2,362	$(71)
U.S. Treasury, government and agency	280	(6)	373	(20)	653	(26)
States and political subdivisions	21	—	—	—	21	—
Foreign governments	27	(1)	65	(6)	92	(7)
Commercial mortgage-backed	37	(2)	355	(140)	392	(142)
Residential mortgage-backed	—	—	35	—	35	—
Asset-backed	—	—	20	(1)	20	(1)
Redeemable preferred stock	42	—	169	(10)	211	(10)

Total	$1,721	$(38)	$2,065	$(219)	$3,786	$(257)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2015 and December 31, 2014 were $154 million and $146 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2015 and December 31, 2014, respectively, approximately $1,401 million and $1,788 million, or 4.5% and 5.8%, of the $31,171 million and $30,795 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $79 million and $85 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and 2014, respectively, the $177 million and $219 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either September 30, 2015 or 2014. At September 30, 2015 and December 31, 2014, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2015 and December 31, 2014, respectively, the Company owned $7 million and $8 million in RMBS backed by subprime residential mortgage loans and $7 million and $7 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2015, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $11 million.

For third quarter and first nine months of 2015 and 2014, investment income is shown net of investment expenses of $15 million, $41 million, $8 million and $45 million, respectively.

At September 30, 2015 and December 31, 2014, respectively, the amortized cost of the Company’s trading account securities was $6,345 million and $5,160 million with respective fair values of $6,315 million and $5,143 million. Also at September 30, 2015 and December 31, 2014, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $80 million and $197 million and costs of $76 million and $185 million as well as other equity securities with carrying values of $32 million and $38 million and costs of $34 million and $36 million.

Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the third quarter and first nine months of 2015 and 2014:

Net investment income (loss) from trading securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Net investment gains (losses) recognized during the period on securities held at the end of the period	$(56)	$(40)	$(49)	$4
Net investment gains (losses) recognized on securities sold during the period	2	4	9	11

Unrealized and realized gains (losses) on trading securities arising during the period	(54)	(36)	(40)	15

Interest and dividend income from trading securities	25	11	53	34

Net investment income (loss) from trading securities	$(29)	$(25)	$13	$49

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2015 and December 31, 2014, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $117 million and $89 million, respectively.

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

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

September 30, 2015
Troubled debt restructurings:
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the first nine months of 2015.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first nine months of 2015 and 2014 was as follows:

	2015	2014
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$37	$42
Charge-offs	(1)	(14)
Recoveries	—	—
Provision	2	9

Ending balance, September 30,	$38	$37

Ending balance, September 30,:
Individually Evaluated for Impairment	$38	$37

There were no allowances for credit losses for agricultural mortgage loans for the first nine months of 2015 and 2014.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2015 and December 31, 2014, before adjustments for valuation allowance.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2015

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$438	$—	$57	$20	$20	$—	$535
50% - 70%	1,132	372	670	793	78	—	3,045
70% - 90%	121	—	229	294	124	46	814
90% plus	156	—	—	—	—	—	156

Total Commercial Mortgage Loans	$1,847	$372	$956	$1,107	$222	$46	$4,550

Agricultural Mortgage Loans(1)
0% - 50%	$200	$107	$293	$420	$240	$51	$1,311
50% - 70%	149	89	181	294	224	49	986
70% - 90%	—	—	2	—	—	—	2
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$349	$196	$476	$714	$464	$100	$2,299

Total Mortgage Loans(1)
0% - 50%	$638	$107	$350	$440	$260	$51	$1,846
50% - 70%	1,281	461	851	1,087	302	49	4,031
70% - 90%	121	—	231	294	124	46	816
90% plus	156	—	—	—	—	—	156

Total Mortgage Loans	$2,196	$568	$1,432	$1,821	$686	$146	$6,849

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2014

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$335	$—	$—	$59	$34	$—	$428
50% - 70%	963	440	872	839	54	—	3,168
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203

Total Commercial Mortgage Loans	$1,665	$440	$933	$1,163	$167	$47	$4,415

Agricultural Mortgage Loans(1)
0% - 50%	$184	$100	$232	$408	$206	$50	$1,180
50% - 70%	143	87	201	223	204	47	905
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$327	$187	$433	$631	$410	$97	$2,085

Total Mortgage Loans(1)
0% - 50%	$519	$100	$232	$467	$240	$50	$1,608
50% - 70%	1,106	527	1,073	1,062	258	47	4,073
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203

Total Mortgage Loans	$1,992	$627	$1,366	$1,794	$577	$144	$6,500

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2015 and December 31, 2014, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

September 30, 2015
Commercial	$—	$—	$—	$—	$4,550	$4,550	$—
Agricultural	—	35	1	36	2,263	2,299	2

Total Mortgage Loans	$—	$35	$1	$36	$6,813	$6,849	$2

December 31, 2014
Commercial	$—	$—	$—	$—	$4,415	$4,415	$—
Agricultural	1	7	3	11	2,074	2,085	3

Total Mortgage Loans	$1	$7	$3	$11	$6,489	$6,500	$3

The following table provides information regarding impaired mortgage loans at September 30, 2015 and December 31, 2014, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

September 30, 2015:
With no related allowance recorded:
Commercial mortgage loans - other	$30	$30	$—	$8	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$30	$30	$—	$8	$—

With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(38)	$156	$3
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(38)	$156	$3

December 31, 2014:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$148	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$156	$156	$(37)	$148	$2

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYSDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, equity options as well as repo transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At September 30, 2015, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s seed money investments in Separate Accounts, retail mutual funds and Separate Account fee revenue fluctuations

The Company’s General Account seed money investments in Separate Account equity funds and retail mutual funds exposes the Company to market risk, including equity market risk, which is partially hedged through equity-index futures contracts to minimize such risk.

In second quarter 2015, the Company entered into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned through the current year from the Company’s Separate Account products.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

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

Derivative Instruments by Category

	At September 30, 2015			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$7,055	$3	$—	$303
Swaps	1,498	78	6	54
Options	6,624	848	616	(167)

Interest rate contracts:(1)
Floors	1,800	82	—	17
Swaps	12,908	506	50	157
Futures	9,274	—	—	(152)
Swaptions	—	—	—	118

Credit contracts:(1)
Credit default swaps	2,359	11	20	(1)

Other freestanding contracts:(1)
Foreign currency contracts	297	6	4	8

Net investment income (loss)				337

Embedded derivatives:
GMIB reinsurance contracts	—	12,214	—	1,503

GIB and GWBL and Other Features(2)	—	—	225	(97)
SCS, SIO, MSO and IUL indexed features(3)	—	—	159	137

Total	$41,815	$13,748	$1,080	$1,880

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

				Gains (Losses)
	At December 31, 2014			Reported In Net
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Nine Months Ended
	Amount	Derivatives	Derivatives	September 30, 2014
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,933	$1	$2	$(232)
Swaps	1,169	22	15	(72)
Options	6,896	1,215	742	70

Interest rate contracts:(1)
Floors	2,100	120	—	3
Swaps	11,608	605	15	875
Futures	10,647	—	—	332
Swaptions	4,800	72	—	—

Credit contracts:(1)
Credit default swaps	1,942	9	27	6

Other freestanding contracts:(1)
Foreign currency contracts	149	2	—	—

Net investment income (loss)				982

Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	2,417
GIB and GWBL and Other Features(2)	—	—	128	(74)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(88)

Total	$45,244	$12,757	$1,309	$3,237

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts

All outstanding equity-based and treasury futures contracts at September 30, 2015 are exchange-traded and net settled daily in cash. At September 30, 2015, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $285 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $26 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $57 million.

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

At September 30, 2015 and December 31, 2014, respectively, the Company held $754 million and $1,225 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at September 30, 2015 and December 31, 2014, respectively, were $13 million and $28 million, for which the Company posted collateral of $20 million and $36 million at September 30, 2015 and December 31, 2014, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

Securities Repurchase and Reverse Repurchase Transactions

Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash, U.S. Treasury, U.S. government and government agency securities and investment grade corporate bonds in an amount equal to 102%-105% of the fair value of the securities to be repurchased or resold and monitors their market values on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At September 30, 2015 and December 31, 2014, the balance outstanding under reverse repurchase transactions was $224 million and $0 million, respectively. At September 30, 2015 and December 31, 2014, the balance outstanding under securities repurchase transactions was $1,882 million and $950 million, respectively. The Company utilized the funds received from these repurchase agreements to extend the duration of the assets within General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Obligation under funding agreements” included in Note 13.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2015.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At September 30, 2015

		Gross
	Gross	Amounts	Net Amounts
	Amounts	Offset in the	Presented in the
	Recognized	Balance Sheets	Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$924	$622	$302
Interest rate contracts	556	43	513
Credit contracts	9	20	(11)

Total Derivatives, subject to an ISDA Master Agreement	1,489	685	804
Total Derivatives, not subject to an ISDA Master Agreement	27	—	27

Total Derivatives	1,516	685	831
Other financial instruments(4)	882	—	882

Other invested assets(2)	$2,398	$685	$1,713

Securities purchased under agreement to resell	$224	$—	$224

LIABILITIES(3)
Description
Derivatives:
Equity contracts	$622	$622	$—
Interest rate contracts	43	43	—
Credit contracts	20	20	—
Total Derivatives, subject to an ISDA Master Agreement	685	685	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	685	685	—
Other financial liabilities	3,079	—	3,079

Other liabilities	$3,764	$685	$3,079

Securities sold under agreement to repurchase	$1,882	$—	$1,882

(1)	Excludes Investment Management segment’s $18 million net derivative assets, $11 million long exchange traded options and $108 million of securities borrowed.
(2)	Includes $107 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s $11 million net derivative liabilities, $4 million short exchange traded options and $5 million of securities loaned.
(4)	Includes initial margin of $35 million and variation margin of $(45) million related to derivative instruments.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2015.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At September 30, 2015

	Net Amounts	Collateral (Received)/Held
	Presented in the	Financial		Net
	Balance Sheets	Instruments	Cash	Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$54	$—	$(53)	$1
Counterparty B	41	—	(41)	—
Counterparty C	98	—	(98)	—
Counterparty D	236	—	(230)	6
Counterparty E	62	—	(58)	4
Counterparty F	40	—	(40)	—
Counterparty G	102	—	(86)	16
Counterparty H	5	(5)	—	—
Counterparty I	78	—	(78)	—
Counterparty J	(5)	—	5	—
Counterparty K	(3)	—	8	5
Counterparty L	11	—	(11)	—
Counterparty M	36	—	(33)	3
Counterparty N	27	—	—	27
Counterparty Q	(3)	—	4	1
Counterparty T	(2)	—	3	1
Counterparty U	8	—	(8)	—

Total derivatives	$786	$(5)	$(717)	$64
Other financial instruments(4)	927	—	—	927

Other invested assets(2)	$1,713	$(5)	$(717)	$991

Counterparty M	$154	$(137)	$—	$17
Counterparty V	70	(70)	—	—

Securities purchased under agreement to resell	$224	$(207)	$—	$17

LIABILITIES:(3)
Counterparty D	$524	$(524)	$—	$—
Counterparty C	252	(252)	—	—
Counterparty M	867	(858)	—	9
Counterparty H	239	(233)	—	6

Securities sold under agreement to repurchase	$1,882	$(1,867)	$—	$15

(1)	Excludes Investment Management segment’s cash collateral received of $5 million related to derivative assets and $108 million related to securities borrowed.
(2)	Includes $107 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s cash collateral pledged of $4 million related to derivative liabilities and $5 million related to securities loaned.
(4)	Includes initial margin of $35 million related to derivative instruments.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at September 30, 2015.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase
U.S. Treasury and agency securities	$—	$1,834	$48	$—	$1,882

Total	$—	$1,834	$48	$—	$1,882

Securities purchased under agreement to resell
Corporate securities	$—	$224	$—	$—	$224

Total	$—	$224	$—	$—	$224

(1)	Excludes Investment Management segment’s $108 million of securities borrowed.

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2014.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2014

		Gross
	Gross	Amounts	Net Amounts
	Amounts	Offset in the	Presented in the
	Recognized	Balance Sheets	Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,236	$753	$483
Interest rate contracts	755	12	743
Credit contracts	7	27	(20)

Total Derivatives, subject to an ISDA Master Agreement	1,998	792	1,206
Total Derivatives, not subject to an ISDA Master Agreement	40	—	40

Total Derivatives	2,038	792	1,246
Other financial instruments(2)	852	—	852

Other invested assets(2)	$2,890	$792	$2,098

LIABILITIES(3)
Description
Derivatives:
Equity contracts	$753	$753	$—
Interest rate contracts	12	12	—
Credit contracts	27	27	—

Total Derivatives, subject to an ISDA Master Agreement	792	792	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	792	792	—
Other financial liabilities	2,939	—	2,939

Other liabilities	$3,731	$792	$2,939

Securities sold under agreement to repurchase	$950	$—	$950

(1)	Excludes Investment Management segment’s $8 million net derivative assets, $22 million long exchange traded options and $158 million of securities borrowed.
(2)	Includes $120 million related to accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s $9 million net derivative liabilities, $7 million short exchange traded options and $34 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2014.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2014

	Net Amounts	Collateral (Received)/Held
	Presented in the	Financial		Net
	Balance Sheets	Instruments	Cash	Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$62	$—	$(62)	$—
Counterparty B	102	—	(95)	7
Counterparty C	111	—	(110)	1
Counterparty D	228	—	(224)	4
Counterparty E	60	—	(59)	1
Counterparty F	63	—	(60)	3
Counterparty G	145	(145)	—	—
Counterparty H	31	(31)	—	—
Counterparty I	136	—	(134)	2
Counterparty J	28	—	(22)	6
Counterparty K	44	—	(44)	—
Counterparty L	113	(113)	—	—
Counterparty M	76	—	(68)	8
Counterparty N	40	—	—	40
Counterparty Q	4	—	(4)	—
Counterparty T	3	—	(3)	—

Total Derivatives	$1,246	$(289)	$(885)	$72
Other financial instruments(2)	852	—	—	852

Other invested assets(2)	$2,098	$(289)	$(885)	$924

LIABILITIES(3)
Counterparty D	$450	$(450)	$—	$—
Counterparty C	500	(500)	—	—

Securities sold under agreement to repurchase	$950	$(950)	$—	$—

(1)	Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets and $158 million related to securities borrowed.
(2)	Includes $120 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.
(3)	Excludes Investment Management segment’s cash collateral pledged of $10 million related to derivative liabilities and $34 million related to securities loaned.

4)	CLOSED BLOCK

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

Summarized financial information for the Closed Block follows:

	September 30,	December 31,
	2015	2014
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,423	$7,537
Policyholder dividend obligation	128	201
Other liabilities	429	117

Total Closed Block liabilities	7,980	7,855

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,444 and $4,829)	4,686	5,143
Mortgage loans on real estate	1,331	1,407
Policy loans	888	912
Cash and other invested assets	545	14
Other assets	343	176

Total assets designated to the Closed Block	7,793	7,652

Excess of Closed Block liabilities over assets designated to the Closed Block	187	203

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(43) and $(43) and policyholder dividend obligation of $(128) and $(201)	80	80

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$267	$283

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Millions)

REVENUES:
Premiums and other income	$59	$61	$194	$202
Net investment income (loss)	88	95	279	285
Net investment gains (losses)	5	1	4	2

Total revenues	152	157	477	489

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	154	151	450	460
Other operating costs and expenses	1	2	2	3

Total benefits and other deductions	155	153	452	463

Net revenues (loss) before income taxes	(3)	4	25	26
Income tax (expense) benefit	1	(1)	(9)	(9)

Net Revenues (Losses)	$(2)	$3	$16	$17

Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2015	2014
	(In Millions)

Balances, beginning of year	$201	$128
Unrealized investment gains (losses), net of DAC	(73)	50

Balances, End of Period	$128	$178

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2015	$1,729	$5,644	$7,373
Paid guarantee benefits	(229)	(45)	(274)
Other changes in reserve	413	784	1,197

Balance at September 30, 2015	$1,913	$6,383	$8,296

Balance at January 1, 2014	$1,626	$4,203	$5,829
Paid guarantee benefits	(171)	(209)	(380)
Other changes in reserve	211	981	1,192

Balance at September 30, 2014	$1,666	$4,975	$6,641

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2015	2014
	(In Millions)

Balance, beginning of year	$832	$791
Paid guarantee benefits	(108)	(85)
Other changes in reserve	193	113

Balance, End of Period	$917	$819

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2015 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$13,016	$141	$81	$263	$13,501
Separate Accounts	$37,092	$8,326	$3,436	$33,739	$82,593
Net amount at risk, gross	$545	$634	$2,470	$16,193	$19,842
Net amount at risk, net of amounts reinsured	$545	$458	$1,689	$6,929	$9,621
Average attained age of contractholders	51.2	65.3	71.5	66.3	55.1
Percentage of contractholders over age 70	9.0%	35.1%	57.5%	37.7%	16.6%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$68	$361	$429
Separate Accounts	N/A	N/A	$14,332	$40,847	$55,179
Net amount at risk, gross	N/A	N/A	$1,289	$7,017	$8,306
Net amount at risk, net of amounts reinsured	N/A	N/A	$395	$1,793	$2,188
Weighted average years remaining until annuitization	N/A	N/A	1.3	2.1	2.0
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and Other Features, not included above, was $387 million and $508 million at September 30, 2015 and December 31, 2014, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2015	2014
	(In Millions)

GMDB:
Equity	$63,931	$67,108
Fixed income	2,880	3,031
Balanced	15,384	17,505
Other	398	404

Total	$82,593	$88,048

GMIB:
Equity	$42,357	$43,850
Fixed income	1,909	1,988
Balanced	10,724	12,060
Other	189	186

Total	$55,179	$58,084

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At September 30, 2015, the total account value and net amount at risk of the hedged variable annuity contracts were $49,121 million and $8,307 million, respectively, with the GMDB feature and $31,680 million and $1,794 million, respectively, with the GMIB and GIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded		Net
	(In Millions)

Balance at January 1, 2015	$964	$(303	)(1)	$661
Other changes in reserves	116	38		154

Balance at September 30, 2015	$1,080	$(265)		$815

Balance at January 1, 2014	$829	$(441)		$388
Other changes in reserves	78	(77)		1

Balance at September 30, 2014	$907	$(518)		$389

(1)	Effective January 1, 2015, the ceded reserves excludes $252 million included in the deferred cost of reinsurance asset, reported in Other assets in the consolidated balance sheets.

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2015 and December 31, 2014, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$20,151	$444	$20,595
U.S. Treasury, government and agency	—	8,948	—	8,948
States and political subdivisions	—	458	45	503
Foreign governments	—	423	—	423
Commercial mortgage-backed	—	31	540	571
Residential mortgage-backed(1)	—	679	1	680
Asset-backed(2)	—	37	45	82
Redeemable preferred stock	250	423	—	673

Subtotal	250	31,150	1,075	32,475

Other equity investments	92	—	51	143
Trading securities	662	5,653	—	6,315
Other invested assets:
Short-term investments	—	1	—	1
Swaps	—	528	—	528
Credit Default Swaps	—	(9)	—	(9)
Futures	2	—	—	2
Options	—	232	—	232
Floors	—	82	—	82
Margin	—	—	—	—
Currency Contracts	—	3	—	3

Subtotal	2	837	—	839

Cash equivalents	4,276	—	—	4,276
Segregated securities	—	382	—	382
GMIB reinsurance contract asset	—	—	12,214	12,214
Separate Accounts’ assets	101,305	2,823	295	104,423

Total Assets	$106,587	$40,845	$13,635	$161,067

Liabilities
GWBL and Other Features’ liability	$—	$—	$225	$225
SCS, SIO, MSO and IUL indexed features’ liability	—	159	—	159
Contingent payment arrangements			39	39

Total Liabilities	$—	$159	$264	$423

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$21,840	$380	$22,220
U.S. Treasury, government and agency	—	7,331	—	7,331
States and political subdivisions	—	472	47	519
Foreign governments	—	446	—	446
Commercial mortgage-backed	—	20	715	735
Residential mortgage-backed(1)	—	793	2	795
Asset-backed(2)	—	46	53	99
Redeemable preferred stock	254	635	—	889

Subtotal	254	31,583	1,197	33,034

Other equity investments	217	—	61	278
Trading securities	710	4,433	—	5,143
Other invested assets:
Short-term investments	—	103	—	103
Swaps	—	597	—	597
Credit Default Swaps	—	(18)	—	(18)
Futures	(2)	—	—	(2)
Options	—	473	—	473
Floors	—	120	—	120
Currency Contracts	—	1	—	1
Swaptions	—	72	—	72

Subtotal	(2)	1,348	—	1,346

Cash equivalents	2,725	—	—	2,725
Segregated securities	—	476	—	476
GMIB reinsurance contract asset	—	—	10,711	10,711
Separate Accounts’ assets	107,539	3,072	260	110,871

Total Assets	$111,443	$40,912	$12,229	$164,584

Liabilities:
GWBL and Other Features’ liability	$—	$—	$128	$128
SCS, SIO, MSO and IUL indexed features’ liability	—	380	—	380
Contingent payment arrangements	—	—	42	42

Total Liabilities	$—	$380	$170	$550

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At September 30, 2015 and December 31, 2014, respectively, the fair value of public fixed maturities is approximately $24,675 million and $24,779 million or approximately 16.6% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At September 30, 2015 and December 31, 2014, respectively, the fair value of private fixed maturities is approximately $7,800 million and $8,255 million or approximately 5.3% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at September 30, 2015 and December 31, 2014, respectively, the net fair value of freestanding derivative positions is approximately $838 million and $1,243 million or approximately 99.9% and 92.3% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $0.1 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2015.

At September 30, 2015 and December 31, 2014, respectively, investments classified as Level 1 comprise approximately 71.8% and 72.7% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2015 and December 31, 2014, respectively, investments classified as Level 2 comprise approximately 27.2% and 26.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2015 and December 31, 2014, respectively, approximately $714 million and $821 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

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

At September 30, 2015 and December 31, 2014, respectively, investments classified as Level 3 comprise approximately 1.0% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2015 and December 31, 2014, respectively, were approximately $124 million and $135 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $586 million and $770 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2015 and December 31, 2014, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $175 million and $147 million at September 30, 2015 and December 31, 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at September 30, 2015. Equity and fixed income volatilities were modeled to reflect the current market volatility.

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

The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AllianceBernstein. At each reporting date, AllianceBernstein estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.

In the first nine months of 2015, AFS fixed maturities with fair values of $112 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $31 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.8% of total equity at September 30, 2015.

In the first nine months of 2014, AFS fixed maturities with fair values of $84 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $77 million were transferred from Level 2 in to the Level 3 classification. These transfers in the aggregate represent approximately 1.0% of total equity at September 30, 2014. In the first nine months of 2014, $7 million of other equity investments were transferred from Level 2 to Level 1 as a result of the lapse on the trading restriction of public securities.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2015 and 2014, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, July 1, 2015	$373	$46	—	627	$1	$48
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	—	—	—	(7)	—	—

Subtotal	—	—	—	(6)	—	—

Other comprehensive income (loss)	(2)	—	—	12	—	(3)
Purchases	96	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	2	(1)	—	(63)	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(25)	—	—	(30)	—	—

Balance, September 30, 2015	$444	$45	—	540	$1	$45

Balance, July 1, 2014	$221	$47	—	724	$3	$58
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	(1)	—	—	(6)	—	—

Subtotal	(1)	—	—	(6)	—	—

Other comprehensive income (loss)	6	—	—	14	—	2
Purchases	50	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(3)	—	—	(10)	(1)	(2)
Transfers into Level 3(1)	76	—	—	—	—	—
Transfers out of Level 3(1)	(14)	—	—	(9)	—	—

Balance, September 30, 2014	$335	$47	—	713	$2	$58

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(27)	—	—

Subtotal	2	—	—	(26)	—	—

Other comprehensive income (loss)	(3)	(1)	—	46	—	(3)
Purchases	129	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(33)	(1)	—	(145)	(1)	(5)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	31	—	—	—	—	—
Transfers out of Level 3(1)	(62)	—	—	(50)	—	—

Balance, September 30, 2015	$444	$45	$—	$540	$1	$45

Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(64)	—	—

Subtotal	2	—	—	(63)	—	—

Other comprehensive income (loss)	8	2	—	104	—	7
Purchases	50	—	—	—	—	—
Sales	(24)	(1)	—	(13)	(2)	(32)
Transfers into Level 3(1)	77	—	—	—	—	—
Transfers out of Level 3(1)	(69)	—	—	(15)	—	—

Balance, September 30, 2014	$335	$47	$—	$713	$2	$58

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)

Balance, July 1, 2015	$—	$51	$9,951	$283	$109	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	8	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	2,214	—	—	—
Policyholders’ benefits	—	—	—	—	68	—

Subtotal	—	—	2,214	8	68	—

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	58	5	48	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(9)	—	—	—
Settlements(5)	—	—	—	(1)	—	3
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	—	—	(1)	—	—

Balance, September 30, 2015	$—	$51	$12,214	$295	$225	(39)

Balance, July 1, 2014	$15	$53	$8,263	$238	$17	(47)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	3	—	—	—	—
Investment gains (losses), net	—	—	—	13	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	852	—	—	—
Policyholders’ benefits	—	—	—	—	21	—

Subtotal	—	3	852	13	21	—

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	1	—	58	6	36	1
Issues	—	—	(9)	—	—	—
Sales(4)	—	—	—	(1)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(2)	—	(2)	—	—

Balance, September 30, 2014	$16	$54	$9,164	$253	$74	(47)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)

Balance, January 1, 2015	$—	$61	$10,711	$260	$128	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	5	—	—	—	(2)
Investment gains (losses), net	—	5	—	25	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	1,363	—	—	—
Policyholders’ benefits	—	—	—	—	(37)	—

Subtotal	—	10	1,363	25	(37)	(2)

Other comprehensive income (loss)	—	(2)	—	—	—	—
Purchases(3)	—	—	171	17	134	—
Issues	—	—	—	—	—	—
Sales(4)	—	(18)	(31)	(2)	—	—
Settlements(5)	—	—	—	(3)	—	5
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—

Balance, September 30, 2015	$—	$51	$12,214	$295	$225	$(39)

Balance, January 1, 2014	$15	$52	$6,747	$237	$—	$(38)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	1	—	—	—	(1)
Investment gains (losses), net	—	1	—	10	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	2,275	—	—	—
Policyholders’ benefits	—	—	—	—	(22)	—

Subtotal	—	2	2,275	10	(22)	(1)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	1	3	168	13	96	(10)
Issues	—	—	(26)	—	—	—
Sales(4)	—	(1)	—	(3)	—	—
Settlements(5)	—	—	—	(4)	—	2
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(2)	—	—	—	—

Balance, September 30, 2014	$16	$54	$9,164	$253	$74	$(47)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
(2)	Includes Trading securities’ Level 3 amount.
(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.
(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.
(5)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2015 and 2014 by category for Level 3 assets and liabilities still held at September 30, 2015 and 2014, respectively:

	Earnings (Loss)
	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2015
Held at September 30, 2015:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(2)	$—
Commercial mortgage-backed	—	—	11	—
Asset-backed	—	—	(3)	—
Other fixed maturities, available-for-sale	—	—	—	—

Subtotal	$—	$—	$6	$—

GMIB reinsurance contracts	—	2,263	—	—
Separate Accounts’ assets	8	—	—	—
GWBL and Other Features’ liability	—	—	—	116

Total	$8	$2,263	$6	$116

Level 3 Instruments
Third Quarter 2014
Held at September 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$6	$—
State and political subdivisions	—	—	—	—
Commercial mortgage-backed	—	—	12	—
Asset-backed	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—

Subtotal	$—	$—	$20	$—

GMIB reinsurance contracts	—	901	—	—
Separate Accounts’ assets	13	—	—	—
GWBL and Other Features’ liability	—	—	—	57

Total	$13	$901	$20	$57

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Nine Months of 2015
Held at September 30, 2015:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(3)	$—
Commercial mortgage-backed	—	—	—	44	—
Asset-backed	—	—	—	(3)	—
State and Political Subs	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$37	$—

GMIB reinsurance contracts	—	—	1,503	—	—
Separate Accounts’ assets	—	25	—	—	—
GWBL and other features’ liability	—	—	—	—	97

Total	$—	$25	$1,503	$37	$97

Level 3 Instruments
First Nine Months of 2014
Held at September 30, 2014:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$8	$—
State and political subdivisions	—	—	—	2	—
Commercial mortgage-backed	—	—	—	88	—
Asset-backed	—	—	—	6	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$104	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	2,417	—	—
Separate Accounts’ assets	—	10	—	—	—
GWBL and other features’ liability	—	—	—	—	74

Total	$—	$10	$2,417	$104	$74

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2015 and December 31, 2014, respectively.

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$36	Matrix pricing model	Spread over the industry-specific benchmark yield curve	200 bps - 565 bps
	151	Market comparable companies	Discount rate	7.5%- 14.7%

Asset-backed	4	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps

Other equity investments	10	Market comparable companies	Revenue multiple	2.1x - 5.3x
			Discount rate	30.0%

Separate Accounts’ assets	259	Third party appraisal	Capitalization rate	4.9%
			Exit capitalization rate	5.9%
			Discount rate	6.8%
	8	Discounted cash flow	Spread over U.S. Treasury curve	288 bps - 428 bps
			Gross domestic product rate	0.0%- 2.7%
			Discount factor	1.6%- 5.9%

GMIB reinsurance contract asset	12,214	Discounted cash flow	Lapse Rates	0.64%- 5.65%
			Withdrawal Rates	0.16%- 8.0%
			GMIB Utilization Rates	0.0%- 15.0%
			Non-performance risk	8 bps - 18 bps
			Volatility rates - Equity	9.0%- 35.0%

Liabilities:
GMWB/GWBL(1)	$133	Discounted Cash flow	Lapse Rates	1.0%- 5.7%
			Withdrawal Rates	0.0%- 7.0%
			Volatility rates - Equity	9.0%- 35.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
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

Excluded from the tables above at September 30, 2015 and December 31, 2014, are approximately $953 million and $1,045 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 67.1% and 68.8% of total assets classified as Level 3 at September 30, 2015 and December 31, 2014, respectively, and represent only 0.6% and 0.7% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at September 30, 2015 and December 31, 2014, respectively, are approximately $187 million and $207 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 42.1% and 54.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2015 and December 31, 2014, are approximately 0.0% and 0.0%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2015 and December 31, 2014, are approximately 8.9% and 9.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at September 30, 2015 and December 31, 2014, respectively, are approximately $33 million and $31 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of September 30, 2015 and December 31, 2014, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $3 million and $3 million, respectively.

Separate Accounts’ assets classified as Level 3 in the table at September 30, 2015 and December 31, 2014, primarily consist of a private real estate fund with a fair value of approximately $259 million and $234 million, a private equity investment with a fair value of approximately $3 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $22 million and $6 million at September 30, 2015 and $11 million and $8 million at December 31, 2014, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The three AllianceBernstein acquisition-related contingent consideration liabilities (with a combined fair value of $39 million at both September 30, 2015 and December 31, 2014) are currently valued using projected AUM growth rates with a weighted average of 46%, revenue growth rates with a weighted average of 71%, and discount rates ranging between 3% (when using a cost of debt assumption) and 18% (when using a cost of capital assumption).

The carrying values and fair values at September 30, 2015 and December 31, 2014 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)
September 30, 2015:
Mortgage loans on real estate	$6,811	$—	$—	$6,912	$6,912
Policy loans	3,398	—	—	4,423	4,423
Loans to affiliates	1,087	—	795	390	1,185
Policyholders’ account balances: Investment contracts	2,721	—	—	2,844	2,844
Short-term debt	557	559	—	—	559
December 31, 2014:
Mortgage loans on real estate	$6,463	$—	$—	$6,617	$6,617
Policy loans	3,408	—	—	4,406	4,406
Loans to affiliates	1,087	—	810	393	1,203
Policyholders’ account balances: Investment contracts	2,799	—	—	2,941	2,941
Short-term debt	688	488	212	—	700

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

In the first nine months of 2015, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at September 30, 2015, no minimum contribution is required to be made in 2015 under ERISA, as amended by the Pension Act. For 2015, no cash contribution will be made by AXA Equitable or AllianceBernstein to their respective qualified pension plans.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$2	$3	$6	$7
Interest cost	23	26	69	79
Expected return on assets	(39)	(38)	(117)	(116)
Net amortization	29	28	89	84
Actuarial (gain) loss	1	—	1	—

Net Periodic Pension Expense	$16	$19	$48	$54

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AllianceBernstein also sponsors its own unit option plans for certain of its employees.

Compensation costs for the third quarter and first nine months of 2015 and 2014 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Thousands)
Performance Units/Shares	$3,200	$3,230	$14,226	$9,925
Stock Options	117	216	623	774
AllianceBernstein Stock Options	2,900	—	9,300	(300)
AllianceBernstein Restricted Units	—	2,200	—	9,600
Other compensation plans(1)	(64)	94	488	283

Total Compensation Expenses	$6,153	$5,740	$24,637	$20,282

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.

Performance Units and Performance Shares

2015 Grant. On June 19, 2015, under the terms of the Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to employees of AXA Equitable. The extent to which 2015-2017 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In the third quarter and first nine months of 2015, the expenses associated with the June 19, 2015 grant of performance shares were $1 million and $7 million, respectively.

Settlement of 2012 Grant in 2015. On April 2, 2015, cash distributions of approximately $53 million were made to active and former AXA Equitable employees in settlement of 2,273,008 performance units earned under the terms of the AXA Performance Unit Plan 2012.

Stock Options

2015 Grant. On June 19, 2015, 442,885 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 22.90 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 19, 2015, 244,597 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 19, 2015 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.58 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 23.68%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.29% and a risk-free interest rate of 0.92%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the third quarter and first nine months of 2015, the Company recognized expenses associated with the June 19, 2015 grant of options of approximately $25,000 and $308,000, respectively.

2015 AXA Shareplan. In 2015, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan

2015. Eligible employees could have reserved a share purchase during the reservation period from August 31, 2015 through September 14, 2015 and could have cancelled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 22, 2015 through October 27, 2015. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 21, 2015 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of 17.74 euros/per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at an 8.57% formula discounted price of 20.27 euros/per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2015 which is July 1, 2020. All subscriptions became binding and irrevocable on October 27, 2015.

AllianceBernstein Long-term Incentive Compensation Plans. During the third quarter and first nine months of 2015, AllianceBernstein purchased 3.0 million and 3.8 million Holding units for $82 million and $103 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.0 million and 3.7 million Holding Units for $82 million and $101 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2014, AllianceBernstein purchased 0.1 million and 0.2 million AB Holding Units for $1 million and $5 million, respectively (on a trade date basis). These amounts reflect purchases from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

During the first nine months of 2015 and 2014, AllianceBernstein granted to employees and eligible Directors 0.3 million and 0.8 million restricted Holding awards, respectively. In the first nine months of 2015 and 2014, AllianceBernstein used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.

9)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2015 and 2014 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

During the second quarter of 2015, the Company reached a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. The impact of this settlement on the Company’s financial statements and unrecognized tax benefits in the first nine months of 2015 was a tax benefit of $77 million.

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

In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to FMG LLC in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees. In January 2015, defendants filed a motion for summary judgment as well as various motions to strike certain of the Plaintiffs’ experts in the Sivolella and Sanford Litigations. Also in January 2015, two Plaintiffs in the Sanford Litigation filed a motion for partial summary judgment relating to the EQ/Core Bond Index Portfolio as well as motions in limine to bar admission of certain documents and preclude the testimony of one of defendants’ experts. In August 2015, the Court denied Plaintiffs’ motions in limine and also denied both parties motions for summary judgment. The trial has been scheduled for January 2016.

In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, entitled Andrew Yale, on behalf of himself and all others similarly situated v. AXA Life Insurance Company F/K/A AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In June 2014, AXA Equitable filed a motion to dismiss the complaint on procedural grounds, which was denied in October 2014. In February 2015, plaintiffs substituted two new named plaintiffs for the current named plaintiff, Mr. Yale, who had determined that he could not serve as the named plaintiff and class representative in the case. The action is now entitled Ross v. AXA Equitable Life Insurance Company. In March 2015, AXA Equitable filed a motion to dismiss on substantive grounds, whereupon the court permitted plaintiffs to file an amended pleading, which they did in March 2015. In April 2015, AXA Equitable filed a motion to dismiss the amended complaint. In April 2015, plaintiffs filed a motion for class certification. In July 2015, the Court granted AXA Equitable’s motion to dismiss for lack of subject matter jurisdiction. As a result of that decision, the Court also denied plaintiffs motion for class certification as moot. In August 2015, plaintiffs filed a notice of appeal and a briefing schedule has been set by the Second Circuit Court of Appeals.

In April 2015, the same plaintiffs’ law firm filed a second action in the United States District Court for the Southern District of New York on behalf of a putative class of variable annuity holders with “Guaranteed Benefits Insurance Riders,” entitled Calvin W. Yarbrough, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. The new action covers the same class period, makes substantially the same allegations, and seeks the same relief (return of all premium paid by class members) as the first action on behalf of life insurance policyholders. In October 2015, the Court, on its own, dismissed the Yarbrough litigation on similar grounds as Ross. In October 2015, plaintiff filed a notice of appeal.

A lawsuit was filed in the Supreme Court of the State of New York, County of Westchester, Commercial Division (“New York state court”) in June 2014, entitled Jessica Zweiman, Executrix of the Estate of Anne Zweiman, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of “all persons who purchased variable annuities from AXA Equitable which subsequently became subject to the ATM Strategy, and who suffered injury as a result thereof.” Plaintiff asserts that volatility management techniques – which the complaint refers to as the “ATM Strategy” – were implemented in certain variable investment options offered to plaintiff’s mother under her variable annuity contract and that use of volatility management in those options “breached the terms of the variable deferred annuities held by plaintiff and the Class.” The lawsuit seeks unspecified damages. In July 2014, AXA Equitable filed a notice of removal to the United States District Court for the Southern District of New York and plaintiff filed a motion to remand the action to New York state court. In September 2014, AXA Equitable filed a motion to dismiss the Complaint as precluded by the Securities Litigation Uniform Standards Act. In September 2015, the New York federal district court granted AXA Equitable’s motion to dismiss the Complaint. In October 2015, plaintiff filed a notice of appeal.

In November 2014, one of the plaintiff’s law firms in Zweiman filed a separate lawsuit entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company in the Superior Court of New Jersey, Camden County (“New Jersey state court”). This lawsuit is a putative class action on behalf of “all AXA [Equitable] variable life insurance policyholders who allocated funds from their Policy Accounts to investments in AXA’s Separate Accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof” and asserts a claim for breach of contract similar to the claim in Zweiman. In December 2014, AXA Equitable filed a notice of removal to the United States District Court for the District of New Jersey. In January 2015, plaintiff filed a motion to remand the action to New Jersey state court. In July 2015, the New Jersey federal district court remanded the action to New Jersey state court. In September 2015, AXA Equitable filed a motion to dismiss the compliant.

In August 2015, another of the plaintiff’s law firms in Zweiman filed a third lawsuit entitled Richard T. O’Donnell, on behalf of himself and all other similarly situated v. AXA Equitable Life Insurance Company in Connecticut Superior Court, Judicial Division of New Haven (“Connecticut state court”). This lawsuit purports to cover the same class definition, makes substantially the same allegations, and seeks the same relief as in Zweiman. In September 2015, AXA Equitable filed a notice of removal to the United States District Court for the District of Connecticut and a motion to transfer to the United States District Court for the Southern District of New York. In October 2015, plaintiff filed a motion to remand the action to Connecticut state court.

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

In addition to the matters described above in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2014, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, product design, features and accompanying disclosure, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments and fines against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. Courts, juries and regulators often have substantial discretion in awarding large damage awards and fines, including punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter.

11)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $(8) million, $13 million and $2 million, $20 million, respectively, for the third quarter and first nine months of 2015 and 2014.

AXA Equitable paid $146 million, $449 million, $150 million and $459 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2015 and 2014. AXA Equitable charged AXA Distribution’s subsidiaries $85 million, $243 million, $79 million and $246 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2015 and 2014, pursuant to the Agreements for Services.

AXA Equitable provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with certain AXA Financial subsidiaries and affiliates to conduct their business. The associated costs related to the service agreement are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company. As a result of such allocations, AXA Equitable was reimbursed $26 million, $73 million, $19, million and $56 million for the third quarter and first nine months of 2015 and 2014, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $30 million, $106 million, $40 million and $118 million for the third quarter and first nine months of 2015 and 2014, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $4 million, $11 million, $3 million and $13 million for the third quarter and first nine months of 2015 and 2014, respectively. The net receivable (payable) related to these contracts was approximately $11 million and $3 million at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, the Company’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $9,783 million and $8,560 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the third quarter and first nine months of 2015 and 2014 related to the UL and no lapse guarantee riders totaled approximately $114 million, $337 million, $114 million and $333 million, respectively. Ceded claims paid in the third quarter and first nine months of 2015 and 2014 were $5 million, $35 million, $21 million and $70 million, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of September 30, 2015 and 2014 follow:

	September 30,
	2015	2014
	(In Millions)
Unrealized gains (losses) on investments	$645	$751
Foreign currency translation adjustments	(53)	(22)
Defined benefit pension plans	(722)	(697)

Total accumulated other comprehensive income (loss)	(130)	32
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	52	20

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(78)	$52

The components of OCI, net-of-taxes for the third quarter and first nine months of 2015 and 2014 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(10)	$(15)	$(17)	$(9)
(Gains) losses reclassified into net earnings (loss) during the period	(1)	—	(2)	—

Foreign currency translation adjustment	(11)	(15)	(19)	(9)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	130	(93)	(622)	650
(Gains) losses reclassified into net earnings (loss) during the period(1)	2	3	12	24

Net unrealized gains (losses) on investments	132	(90)	(610)	674
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	71	26	132	(77)

Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $107, $(34), $(261) and $321)	203	(64)	(478)	597

Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for:
Amortization of net actuarial (gains) losses included in
Amortization of net prior service cost included in net periodic cost	19	20	58	60

Change in defined benefit plans (net of deferred income tax expense (benefit) of $10, $11, $31 and $101)	19	20	58	60

Total other comprehensive income (loss), net of income taxes	211	(59)	(439)	648
Less: Other comprehensive (income) loss attributable to noncontrolling interest	5	11	10	7

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$216	$(48)	$(429)	$655

(1)

See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $1 million and $(2) million, $(6) million and $(13) million, for the third quarter and first nine months of 2015 and 2014, respectively.

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

Restructuring

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the first nine months of 2014, AXA Equitable recorded pre-tax charges of $25 million related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, New York headquarters.

Obligation under funding agreements

Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1,000 million to $3,000 million. At both September 30, 2015 and December 31, 2014 the Company had $500 million of outstanding funding agreements with the FHLBNY. The funding agreements were used to extend the duration of the assets within the General Account investment portfolio. For other instruments used to extend the duration of the General Account investment portfolio see “Derivative and offsetting assets and liabilities” included in Note 3.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Segment revenues:
Insurance(1)	$4,983	$3,011	$7,231	$8,784
Investment Management(2)	738	749	2,291	2,220
Consolidation/elimination	(7)	(6)	(21)	(20)

Total Revenues	$5,714	$3,754	$9,501	$10,984

(1)

Includes investment expenses charged by AllianceBernstein of approximately $12 million, $34 million, $8 million and $22 million for the third quarter and first nine months of 2015 and 2014, respectively, for services provided to AXA Equitable’s insurance segment.

(2)

Intersegment investment advisory and other fees of approximately $19 million, $55 million, $14 million and $42 million, for the third quarter and first nine months of 2015 and 2014, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$3,200	$1,426	$2,271	$3,849
Investment Management	138	142	445	412
Consolidation/elimination	1	—	—	—

Total Earnings (Loss) from Continuing Operations, before income taxes	$3,339	$1,568	$2,716	$4,261

	September 30,	December 31,
	2015	2014
	(In Millions)

Segment assets:
Insurance	$181,432	$184,018
Investment Management(1)	11,754	11,990
Consolidation/elimination	(5)	(3)

Total Assets	$193,181	$196,005

(1)

In accordance with SEC regulations, the Investment Management segment includes securities with a fair value of $350 million and $415 million which have been segregated in a special reserve bank custody account at September 30, 2015 and December 31, 2014, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable and its subsidiaries offer a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $559.1 billion at September 30, 2015, of which approximately $462.9 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be lower than the $2.2 billion and $1.8 billion consolidated net earnings of the Company in the third quarter and first nine months of 2015, respectively. These net earnings were largely due to the market driven increases in the fair values of the GMIB reinsurance contract asset and investment income from derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the market driven increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

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

In the third quarter of 2015, life insurance and annuities first year premiums and deposits decreased by $47 million from the comparable 2014 period. The decrease in first year premiums and deposits during the third quarter of 2015 was driven by $49 million lower annuity deposits partially offset by $2 million higher life insurance sales. In the first nine months of 2015, life insurance and annuities first year premiums and deposits decreased by $199 million from the comparable 2014 period. The decrease in first year premiums and deposits during the first nine months of 2015 was driven by $187 million and $12 million lower annuity and life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

In-force management. The Company continues to proactively manage its in-force business. For example:

•

GMIB/GWBL Lump Sum Option. In first quarter 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. Prior to this option, if an eligible contract holder’s AAV fell to zero, either due to a withdrawal or surrender that was not an excess withdrawal or due to a deduction of charges, the contractholder would automatically receive a stream of payments over his or her lifetime. With this offer, contract holders will have an additional payout option to receive a percentage of the present value of those lifetime payments in a one-time lump sum payment. There is no obligation to accept the offer and it is entirely voluntary. The Company believes that this new contract feature is mutually beneficial to both the Company and the policyholder as it gives policyholders another benefit alternative and the Company reduces the uncertainty associated with future GMIB and GWBL costs. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option.

Due to the difference in accounting recognition between the GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of this offer is an after-tax loss of $135 million, which was recognized in the first nine months of 2015. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

•

GMDB Buyback. In July 2015, the Company initiated a program to purchase from certain policyholders the GMDB riders contained in their Accumulator® contracts. There is no obligation to accept the offer and it is entirely voluntary. The Company believes that this program is mutually beneficial to both the Company and policyholders, who no longer need or want the GMDB rider as it gives policyholders immediate capital liquidity and the Company reduces the uncertainty associated with future GMDB costs. Management does not expect this offer will have a material impact on the Company’s consolidated financial statements.

•

Cost of Insurance Rates (“COI”). Effective January 1, 2016, the Company will raise COI rates for certain UL policies issued between 2004 and 2007 which have both issue ages 70 and above and current face value amount of $1 million and above. The Company is raising the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the current schedule of COI rates was established. This COI rate increase is larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings.

Products. In late third quarter 2015, the Company entered the group employee benefits business. The Company offers a suite of benefit products including group life insurance, dental and vision, short- and long-term disability, deductible insurance, hospital indemnity and critical illness to small and medium-size businesses located in New York. Sales to business’ located outside of New York will be sold through MLOA, an affiliate of AXA Equitable.

Legislative and Regulatory Developments.

•

DOL. The U.S. Department of Labor (the “DOL”) issued a proposed rule in April 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that our affiliated advisors and our employees could provide to retirement plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited compared to what is allowed under current law. This could have an adverse impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. Management believes that the DOL is likely to adopt a final rule in early 2016 with an effective date in the second half of 2016. The exact nature and scope of the impact under any new final rule is undeterminable at this time. For additional information on the DOL proposal see “Part II, Item 5 – Other Information” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and for additional information on the potential impacts of regulation on the Company see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2014 Form 10-K.

•

NAIC. At the NAIC Spring National Meeting in March 2015, the NAIC established the Variable Annuities Issues (E) Working Group (“Working Group”) to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. As part of its charge, the Working Group is reviewing a variety of factors relevant to the assessment of captives utilized in connection with cessions of variable annuities business, including why variable annuity captives are established, the RBC and statutory accounting treatment of variable annuities, and the use of hedging in connection with variable annuities. The Working Group is developing and drafting a revised variable annuities framework and has indicated that it would like the final framework to be effective by January 1, 2017. It is expected to include a number of changes to the statutory requirements dealing with variable annuities. While the exact nature and scope of the Working Group’s final framework is undeterminable at this time, some of the proposed changes being discussed could adversely impact the capital management benefits we currently receive under our reinsurance arrangement with AXA Arizona. For additional information on the Company’s use of a captive reinsurer and the potential risks related to possible regulatory changes regarding the use of captives, see “Reinsurance ceded – AXA Arizona” below and “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2014 Form 10-K.

AllianceBernstein AUM. At AllianceBernstein, total AUM as of September 30, 2015 were $462.9 billion, a decrease of $11.1 billion, or 2.4%, compared to December 31, 2014, and down $10.1 billion, or 2.2%, compared to September 30, 2014. During the first nine months of 2015, AUM decreased as a result of market depreciation of $16.8 billion partially offset by net inflows of $5.7 billion. During the twelve month period ended September 30, 2015, AUM decreased as a result of market depreciation of $13.7 billion and an adjustment of $0.5 billion (beginning in third quarter 2014, AllianceBernstein began excluding assets for which it provides administrative services but not investment management services from AUM) partially offset by net inflows of $4.1 billion. For additional information, see “Fees and Assets Under Management” below.

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

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile.

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the third quarter and first nine months of 2015 and 2014 and the year ended December 31, 2014, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Year Ended
	2015	2014	2015	2014	December 31, 2014
	(In Millions)
Income (loss) on free-standing derivatives(1)	$1,114	$363	$328	$909	$1,372
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	2,263	901	1,503	2,417	3,964
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(533)	(408)	(930)	(901)	(1,590)

Total	$2,844	$856	$901	$2,425	$3,746

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Reinsurance ceded – AXA Arizona. The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.6 billion at September 30, 2015) and/or letters of credit ($3.2 billion at September 30, 2015). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2014 Form 10-K.

2015 Assumption Changes and Model Refinements. Effective January 1, 2016 the Company will raise COI rates for certain UL policies issued between 2004 and 2007 which have both issue ages 70 and above and current face value amount of $1 million and above. The Company is raising the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the current schedule of COI rates was established. This COI rate increase is larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result, management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings.

In the first quarter of 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result of this offer, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first nine months of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first nine months of 2015, the after tax impacts of this assumption update decreased Net earnings by approximately $135 million.

In the second quarter of 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption used to calculate GMDB/GMIB and VISL reserves and amortization DAC from 9.0%

to 7.0%. The impact of this assumption update in the first nine months of 2015 was an increase in GMDB/GMIB reserves of $723 million, an increase in VISL reserves of $29 million and a decrease in amortization of DAC of $67 million. In the first nine months of 2015, the after tax impacts of this assumption update decreased Net earnings by approximately $445 million.

In the second quarter of 2015, expectations of long-term lapse rates for certain accumulator products at certain durations and moneyness levels were lowered based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The impact of this assumption update in the first nine months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million and an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million. In the first nine months of 2015, the after tax impacts of this assumption update increased the Net earnings by approximately $107 million.

2014 Assumption Changes and Model Refinements. In third quarter 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement in the third quarter and first nine months of 2014 resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million and an increase in the GMIB reserves of $16 million.

In addition, in second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and GMAB liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements in the first nine months of 2014 were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Universal life and investment-type product policy fee income	$937	$901	$2,747	$2,613
Premiums	111	121	372	389
Net investment income (loss):
Investment income (loss) from derivative instruments	915	295	337	982
Other investment income (loss)	514	537	1,577	1,689

Total net investment income (loss)	1,429	832	1,914	2,671

Investment gains (losses), net:
Total other-than-temporary impairment losses	(14)	(2)	(32)	(53)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized	(14)	(2)	(32)	(53)
Other investment gains (losses), net	10	7	14	26

Total investment gains (losses), net	(4)	5	(18)	(27)

Commissions, fees and other income	978	994	2,983	2,921
Increase (decrease) in the fair value of the reinsurance contract asset	2,263	901	1,503	2,417

Total revenues	5,714	3,754	9,501	10,984

Policyholders’ benefits	1,251	915	2,793	2,521
Interest credited to policyholders’ account balances	(5)	166	583	820
Compensation and benefits	422	415	1,355	1,311
Commissions	275	285	841	858
Distribution related payments	97	106	300	304
Amortization of deferred sales commission	12	12	37	30
Interest expense	6	10	16	45
Amortization of deferred policy acquisition costs	90	44	248	122
Capitalization of deferred policy acquisition costs	(155)	(155)	(456)	(467)
Rent expense	42	40	122	123
Amortization of other intangible assets	7	7	21	20
Other operating costs and expenses	333	341	925	1,036

Total benefits and other deductions	2,375	2,186	6,785	6,723

Earnings (loss) from continuing operations before income taxes	3,339	1,568	2,716	4,261
Income tax (expense) benefit	(1,064)	(491)	(612)	(1,090)

Net earnings (loss)	2,275	1,077	2,104	3,171
Less: net (earnings) loss attributable to the noncontrolling interest	(90)	(90)	(291)	(262)

Net Earnings (Loss) Attributable to AXA Equitable	$2,185	$987	$1,813	$2,909

The consolidated earnings (loss) narrative that follows discusses the results for the third quarter and first nine months ended September 30, 2015 compared to the comparable 2014 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net earnings attributable to the Company in third quarter 2015 were $2.2 billion, an increase of $1.2 billion from the $987 million of net earnings attributable to the Company in third quarter 2014. The increase is primarily attributable to a higher increase in the fair value of the GMIB reinsurance contract asset, higher investment income from derivative instruments partially offset by a higher increase in GMDB/GMIB reserves in the third quarter 2015 compared to the third quarter of 2014. The third quarter 2015 higher earnings also reflected lower interest credited to policyholder’s account balances primarily driven by lower interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees.

Net earnings attributable to the noncontrolling interest were $90 million in both third quarter 2015 and 2014 primarily reflecting earnings from AllianceBernstein in both periods.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $2.3 billion in third quarter 2015, an increase of $1.2 billion from net earnings of $1.1 billion reported for third quarter 2014.

Income tax expense in third quarter 2015 was $1.1 billion, primarily due to the $3.2 billion pre-tax earnings in the Insurance segment, compared to an income tax expense of $491 million in third quarter 2014, primarily due to the $1.4 billion pre-tax earnings in the Insurance segment. Income taxes for third quarter 2015 and 2014 were computed using an estimated annual effective tax rate. In third quarter 2015 and 2014, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from operations before income taxes were $3.3 billion in third quarter 2015, an increase of $1.7 billion from the $1.6 billion in pre-tax earnings reported in third quarter 2014. The Insurance segment’s pre-tax earnings from operations totaled $3.2 billion in third quarter 2015; $1.8 billion higher than the pre-tax earnings of $1.4 billion in third quarter 2014. The Investment Management segment’s pre-tax earnings from operations were $138 million in third quarter 2015; $4 million lower than the $142 million reported in third quarter 2014. The Insurance segment’s higher pre-tax earnings in third quarter 2015 as compared to third quarter 2014 was primarily due to a higher increase in the fair value of the GMIB reinsurance contract asset, higher investment income from derivative instruments and lower interest credited to policyholders’ account balances partially offset by an increase in GMDB/GMIB reserves and higher baseline amortization of DAC. The lower pre-tax earnings from operations in the Investment Management segment in the third quarter of 2015 were primarily due to lower other investment income, investment gains and commission fees and other income partially offset by higher investment income from derivatives and lower distribution related payments.

Total revenues were $5.7 billion in third quarter 2015, an increase of $1.9 billion from $3.8 billion reported in third quarter 2014. The Insurance segment reported total revenues of $5.0 billion in third quarter 2015, a $2.0 billion increase from the $3.0 billion reported in third quarter 2014. The Investment Management segment reported total revenues of $738 million, an $11 million decrease from the $749 million of revenues reported in third quarter 2014. The increase in Insurance segment revenues was principally due to a $1.4 billion higher increase in the fair value of the GMIB reinsurance contract asset, $601 million higher investment income from derivative instruments in third quarter 2015 and $36 million higher Universal life and investment-type product policy fee income. These increases were partially offset by $12 million lower other investment income and $10 million lower premiums. The decrease in Investment Management segment’s revenues in the third quarter of 2015 was primarily due to $15 million higher other investment losses, $8 million lower commission fees and other income and $7 million lower investment gains partially offset by $19 million higher income from derivative instruments.

Total benefits and expenses were $2.4 billion in third quarter 2015, an increase of $189 million from the $2.2 billion reported for third quarter 2014. The Insurance segment’s total benefits and expenses were $1.8 billion, an increase of $198 million from the third quarter 2014 total of $1.6 billion. The Investment Management segment’s total expenses for third quarter 2015 were $600 million; $7 million lower than the $607 million in expenses in third quarter 2014. The Insurance segment’s increase was principally due to $336 million higher policyholders’ benefits and $46 million higher amortization of DAC partially offset by $171 million lower interest credited to policyholder’s account balances and $10 million lower commission expenses. The decrease in expenses for the Investment Management segment was principally due to $9 million lower distribution related payments.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net earnings attributable to the Company in the first nine months of 2015 were $1.8 billion, a decrease of $1.1 billion from the $2.9 billion of net earnings attributable to the Company in the first nine months of 2014. The decrease is primarily attributable to a lower increase in the fair value of the GMIB reinsurance contract asset, lower investment income from derivative instruments and a higher increase in GMDB/GMIB reserves in the first nine months of 2015 compared to the first nine months of 2014. The first nine months of 2015 decrease was partially offset by lower interest credited to policyholder’s account balances and the higher Universal life and investment-type product policy fee income and higher commissions, fees and other income in first nine months of 2015 as compared to the comparable 2014 period.

Net earnings attributable to the noncontrolling interest were $291 million in the first nine months of 2015 as compared to $262 million for the first nine months of 2014. The increase was principally due to higher earnings from AllianceBernstein in the first nine months of 2015 as compared to the first nine months of 2014.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $2.1 billion in the first nine months of 2015, a decrease of $1.1 billion from net earnings of $3.2 billion reported for the first nine months of 2014.

Income tax expense in the first nine months of 2015 was $612 million, primarily due to the $2.3 billion pre-tax earnings in the Insurance segment, compared to income tax expense of $1.1 billion in the first nine months of 2014, primarily due to the $3.8 billion pre-tax earnings in the Insurance segment. Income tax expense in the first nine months of 2015 was decreased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income tax expense in the first nine months of 2014 was decreased by a $215 million benefit related to the completion of the 2006 and 2007 IRS audit. Income taxes for the first nine months of 2015 and 2014 were computed using an estimated annual effective tax rate. In the first nine months of 2015 and 2014, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from operations before income taxes were $2.7 billion in the first nine months of 2015, a decrease of $1.6 billion from the $4.3 billion in pre-tax earnings reported in the first nine months of 2014. The Insurance segment’s pre-tax earnings from operations totaled $2.3 billion in the first nine months of 2015; $1.5 billion lower than the $3.8 billion pre-tax earnings in the first nine months of 2014. The Investment Management segment’s pre-tax earnings were $445 million in the first nine months of 2015, $33 million higher than the $412 million pre-tax earnings reported in the first nine months of 2014. The Insurance segment’s lower pre-tax earnings in the first nine months of 2015 were primarily due to a lower increase in the fair value of the GMIB reinsurance contract asset, lower investment income from derivative instruments and a higher increase in GMDB/GMIB reserves in the first nine months of 2015 compared to the first nine months of 2014. The first nine months of 2015 decrease in earnings was partially offset by lower interest credited to policyholder’s account balances, higher Universal life and investment-type product policy fee income and higher commissions, fees and other income in the first nine months of 2015 as compared to the comparable 2014 period. The higher pre-tax earnings from operations in the investment management segment in the first nine months of 2015 were primarily due to higher commission fees and other income partially and investment income from derivative instruments in the first nine months of 2015 as compared to investment losses from derivative instruments in the first nine months of 2014 partially offset by higher compensation and benefits.

Total revenues were $9.5 billion in the first nine months of 2015, a decrease of $1.5 billion from revenues of $11.0 billion in the first nine months of 2014. The Insurance segment reported total revenues of $7.2 billion in the first nine months of 2015, a $1.6 billion decrease from the $8.8 billion reported in the first nine months of 2014. The Investment Management segment reported total revenues of $2.3 billion, a $71 million increase from the $2.2 billion of revenues reported in the first nine months of 2014. The decrease in Insurance segment revenues was principally due to a $914 million lower increase in the fair value of the GMIB reinsurance contract asset, $680 million lower investment income from derivative instruments and $106 million lower other investment income in the first nine months of 2015 as compared to the first nine months of 2014. These decreases in revenues were partially offset by the $134 million higher Universal life and investment-type product policy fee income and $18 million lower investment losses, net. The increase in Investment Management segment’s revenues in the first nine months of 2015 was primarily due to $63 million higher investment advisory and services fees and $20 million of investment income from derivative instruments as compared to $15 million of investment losses from derivative instruments in the first nine months of 2014. The increase in revenues in the Investment Management segment was partially offset by $18 million lower other investment income.

Total benefits and expenses were $6.8 billion in the first nine months of 2015, an increase of $62 million from the $6.7 billion reported for the first nine months of 2014. The Insurance segment’s total benefits and expenses were $5.0 billion, an increase of $25 million from the first nine months of 2014 total of $4.9 billion. The Investment Management segment’s total expenses for the first nine months of 2015 were $1.8 billion, $38 million higher than the $1.8 billion in expenses in the first nine months of 2014. The Insurance segment’s increase was principally due to $272 million higher policyholders’ benefits and $126 million increase in amortization of DAC partially offset by $237 million lower interest credited to policyholder’s account balances, $115 million lower other operating expenses and a decrease of $29 million of interest expense. The increase in expenses for the Investment Management segment was principally due to $31 million higher compensation and benefit expenses and $7 million higher amortization of deferred sales commissions.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)

Universal life and investment-type product policy fee income	$937	$901	$2,747	$2,613
Premiums	111	121	372	389
Net investment income (loss):
Investment income (loss) from derivative instruments	892	291	317	997
Other investment income (loss)	532	544	1,548	1,654

Total net investment income (loss)	1,424	835	1,865	2,651

Investment gains (losses), net:
Total other-than-temporary impairment losses	(14)	(2)	(32)	(53)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized	(14)	(2)	(32)	(53)
Other investment gains (losses), net	9	(1)	12	15

Total investment gains (losses), net	(5)	(3)	(20)	(38)

Commissions, fees and other income	253	256	764	752
Increase (decrease) in the fair value of the reinsurance contract asset	2,263	901	1,503	2,417

Total revenues	4,983	3,011	7,231	8,784

Policyholders’ benefits	1,251	915	2,793	2,521
Interest credited to policyholders’ account balances	(5)	166	583	820
Compensation and benefits	100	93	358	345
Commissions	275	285	841	858
Amortization of deferred policy acquisition costs	90	44	248	122
Capitalization of deferred policy acquisition costs	(155)	(155)	(456)	(467)
Rent expense	10	8	26	25
Interest expense	6	9	15	44
All other operating costs and expenses	211	220	552	667

Total benefits and other deductions	1,783	1,585	4,960	4,935

Earnings (Loss) from Continuing Operations, before Income Taxes	$3,200	$1,426	$2,271	$3,849

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

In third quarter 2015, the Insurance segment reported total revenues of $5.0 billion, a $2.0 billion increase from the $3.0 billion reported in third quarter 2014. The increase was principally due to a $1.4 billion higher increase in the fair value of the GMIB reinsurance contract asset, $601 million higher investment income from derivative instruments in third quarter 2015 and $36 million higher Universal life and investment-type product policy fee income. These increases were partially offset by $12 million lower other investment income and $10 million lower premiums.

Universal life and investment-type product policy fee income increased $36 million to $937 million in third quarter 2015 from $901 million in third quarter 2014. The increase was principally due to higher policy fee income earned on variable annuity products and a $7 million decrease in the initial fee liability in the third quarter of 2015 as compared to a $4 million increase in the initial fee liability in the third quarter of 2014. During the third quarter of 2015, favorable changes in expected future margins on variable and interest-sensitive life products decreased the initial fee liability by $7 million.

Premiums totaled $111 million in third quarter 2015, $10 million lower than the $121 million in third quarter 2014. The decrease primarily resulted from lower traditional life insurance product sales and $3 million lower sales of supplementary contracts.

Net investment income (loss) increased $589 million to $1.4 billion in third quarter 2015 from $835 million in third quarter 2014. The increase resulted from a $601 million increase in investment income from derivative instruments, a $27 million increase in investment income from trading account securities and $11 million higher investment income on fixed maturities and mortgage loans on real estate partially offset by $24 million lower equity income from other equity investments. The Insurance segment reported $892 million of income from derivative instruments in third quarter 2015, including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $291 million of income from derivative instruments in third quarter 2014. The third quarter 2015 investment income from derivatives was primarily driven by a decrease in both interest rates and equity markets during third quarter 2015. The third quarter 2014 investment income from derivative instruments was primarily driven by movements in interest rates and relatively flat equity markets.

Investment gains (losses), net was a loss of $5 million in third quarter 2015, as compared to a loss of $3 million in third quarter 2014. The Insurance segment’s investment loss, net in third quarter 2015 was primarily due to higher writedowns of fixed maturities ($14 million in third quarter 2015 and $2 million in third quarter 2014), partially offset by higher realized gains of fixed maturities of $11 million.

Commissions, fees and other income decreased $3 million to $253 million in third quarter 2015 as compared to $256 million in third quarter 2014. This decrease was primarily due to $5 million lower gross investment management and distribution fees from EQAT/VIP partially offset by $2 million higher fee income by AXA Distributors.

In third quarter 2015, there was a $2.3 billion increase in the fair value of the GMIB reinsurance contract asset as compared to the $901 million increase in its fair value in third quarter 2014; both periods’ changes reflected existing capital market conditions. Included in third quarter 2015 were the impacts from decreasing interest rates and decreasing equity markets which increased the fair value of the reinsurance contract asset by $1.5 billion and $600 million, respectively. Included in third quarter 2014 was the impact from movements in interest rates and relatively flat equity markets which increased the fair value of the reinsurance contract asset by $464 million and $79 million, respectively. In addition in third quarter 2014 the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million.

Benefits and Other Deductions

In third quarter 2015 total benefits and other deductions were $1.8 billion, an increase of $198 million from the third quarter 2014 total of $1.6 billion. The increase was principally due to $336 million higher policyholders’ benefits and $46 million higher amortization of DAC partially offset by $171 million lower interest credited to policyholder’s account balances and $10 million lower commission expenses.

Policyholders’ benefits increased $336 million to $1.2 billion in third quarter 2015 from $915 million in third quarter 2014. The increase was primarily due to the $492 million increase in GMDB/GMIB reserves and a $40 million increase in GWBL and GMAB reserves in third quarter 2015 compared to a $390 million increase in GMDB/GMIB reserves and an $18 million increase in GWBL and GMAB reserves in third quarter 2014; both periods reflecting changes in interest rates and equity markets which increased the GMDB/GMIB reserves by $423 million and $404 million, in the third quarter of 2015 and 2014, respectively. The third quarter 2015 increase also included an $82 million higher net increase in the no lapse guarantee reserve (reflecting an $82 million decrease in ceded reserves as a result of model refinements in the calculation of affiliated ceded reserves) offset by a $71 million decrease in reserves for variable and interest-sensitive life products to reflect an assumption update for the actual COI rate increase.

In third quarter 2015, interest credited to policyholders’ account balances totaled $(5) million, a decrease of $171 million from the $166 million reported in third quarter 2014 primarily due to lower interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees and lower amortization of sales inducements.

Total compensation and benefits totaled $100 million in third quarter 2015, a $7 million increase from $93 million in third quarter 2014, primarily due to higher employee benefit and salary costs.

In third quarter 2015, commission expense totaled $275 million, a decrease of $10 million compared to third quarter 2014, principally due to lower sales of certain life and annuity products.

In third quarter 2015, interest expense totaled $6 million; a decrease of $3 million from $9 million in third quarter 2014. The decrease is due to the repayment of a $325 million surplus note with an interest rate of 6.0% in fourth quarter 2014.

DAC amortization was $90 million in third quarter 2015, an increase of $46 million from $44 million of DAC amortization in third quarter 2014. The increase in DAC amortization is primarily due to higher baseline amortization partially offset by $27 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) primarily as a result of lapse assumption updates in the third quarter of 2015 compared to $10 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the comparable 2014 period.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At September 30, 2015, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At September 30, 2015, current projections of future returns assume a reversion to the mean of 7.0% in seven quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2014 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $155 million in both third quarter 2015 and 2014. Both periods reflected minimal changes in deferrable expenses and commissions.

Other operating costs and expenses totaled $211 million in third quarter 2015, a decrease of $9 million from the $220 million reported in third quarter 2014. The decrease is primarily related to a $15 million decrease in general insurance expenses, legal expenses and consulting fees partially offset by $8 million higher in amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

In the first nine months of 2015, the Insurance segment reported total revenues of $7.2 billion, a $1.6 billion decrease from the $8.8 billion reported in the first nine months of 2014. The decrease in revenues was principally due to a $914 million lower increase in the fair value of the GMIB reinsurance contract asset, $680 million lower investment income from derivative instruments and $106 million lower other investment income in the first nine months of 2015 as compared to the first nine months of 2014. These decreases in revenues were partially offset by the $134 million higher Universal life and investment-type product policy fee income and $18 million lower investment losses, net.

Universal life and investment-type product policy fee income increased $134 million to $2.7 billion in the first nine months of 2015 from $2.6 billion in the first nine months of 2014. The increase was principally due to higher policy fee income earned on variable annuity products. The initial fee liability increased $36 million in both the first nine months of 2015 and 2014. During the first nine months of 2015 and 2014 favorable changes in expected future margins on variable and interest-sensitive life products increased the initial fee liability by $26 million and $27 million, respectively.

Premiums totaled $372 million in the first nine months of 2015, $17 million lower than the $389 million in the first nine months of 2014. This decrease primarily resulted from lower traditional life insurance sales.

Net investment income decreased $786 million to $1.9 billion in the first nine months of 2015 from $2.7 billion in the first nine months of 2014. The decrease resulted from a decrease of $680 million in investment income from derivative instruments, $115 million lower equity income from other equity investments partially offset by $29 million higher investment income from mortgage loans on real estate and $25 million higher income from trading account securities. The Insurance segment reported $317 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $997 million of income from derivative instruments in the first nine months of 2014. The first nine months of 2015 investment income from derivatives were primarily driven by decreases in both equity markets and interest rates. The first nine months of 2014 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by improvements in equity markets.

Investment gains (losses), net was a loss of $20 million in the first nine months of 2015, as compared to a loss of $38 million in the first nine months of 2014. The lower net loss in the first nine months of 2015 was primarily due to $21 million lower writedowns of fixed maturity securities partially offset by $6 million lower realized gains from fixed maturity securities.

Commissions, fees and other income increased $12 million to $764 million in the first nine months of 2015 as compared to $752 million in the first nine months of 2014. This increase was primarily due to $8 million higher fee income by AXA Distributors and an increase of $4 million in gross investment management and distribution fees from EQAT/VIP.

In the first nine months of 2015, there was a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset as compared to the $2.4 billion increase in its fair value in the first nine months of 2014; both periods’ changes reflected existing capital market conditions. Included in the first nine months of 2015 were the impacts from decreasing interest rates, decreasing equity markets and impacts of lapse assumption updates which increased the fair value of the reinsurance contract asset by $718 million, $421 million and $216 million, respectively. These increases were partially offset by the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB contracts which decreased the fair value of the reinsurance contract asset by $263 million.

Included in the first nine months of 2014 was the impact from decreasing interest rates which increased the fair value of the reinsurance contract asset by $2.1 billion and the impact and improvements in equity markets which decreased the fair value of the reinsurance contract asset by $305 million. During the first nine months of 2014 the fair value calculation of the GMIB reinsurance contract asset was refined and assumptions of future GMIB costs were updated as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014 which increased the fair value of the reinsurance contract asset by $510 million and $62 million, respectively.

Benefits and Other Deductions

In the first nine months of 2015, the Insurance segment’s total benefits and expenses were $5.0 billion, an increase of $25 million from the first nine months of 2014 total of $4.9 billion. The increase was principally due to $272 million higher policyholders’ benefits and $126 million increase in amortization of DAC partially offset by $237 million lower interest credited to policyholder’s account balances, $115 million lower other operating expenses and a decrease of $29 million of interest expense.

Policyholders’ benefits increased $272 million to $2.8 billion in the first nine months of 2015 from $2.5 billion in the first nine months of 2014. The increase was primarily due to a $154 million higher net increase in the no lapse guarantee reserve (reflecting an $82 million decrease in ceded reserves as a result of model refinements in the calculation of affiliated ceded reserves), $65 million higher benefits paid and other changes in policyholder’s benefits, a $31 million lower decrease in the non-par Wind-up annuity reserve partially offset by a $71 million decrease in reserves for variable and interest-sensitive life products to reflect an assumption update for the actual COI rate increase, a $28 million lower increase in GMDB/GMIB, GWBL and GMAB reserves ($901 million increase in GMDB/GMIB reserves and a $28 million decrease in GWBL and GMAB reserves in the first nine months of 2015 compared to an $875 million increase in GMDB/GMIB reserves and a $26 million increase in GWBL and GMAB reserves in the first nine months of 2014); both periods reflecting changes in interest rates and equity markets which increased the GMDB/GMIB reserves by $189 million and $1.1 billion, in the first nine months of 2015 and 2014, respectively.

The first nine months of 2015 increase in GMDB/GMIB reserves includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $64 million increase in reserves resulting from the Company’s lapse assumption update. The increase in GMDB/GMIB reserves was partially offset by the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in the first quarter of 2015 which decreased the GMIB and GWBL reserve by $55 million.

The increase in GMDB/GMIB reserves in the first nine months of 2014 included a $16 million increase in reserves related to Company’s updated assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. This increase was more than offset by a $110 million decrease in GMDB/GMIB reserves resulting from an out-of-period adjustment related to model refinements.

In the first nine months of 2015, interest credited to policyholders’ account balances totaled $583 million, a decrease of $237 million from the $820 million reported in the first nine months of 2014 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees and lower amortization of sales inducements.

Total compensation and benefits totaled $358 million in the first nine months of 2015, a $13 million increase from $345 million in the first nine months of 2014, primarily due to higher employee benefit and salary costs.

In the first nine months of 2015, commission expense totaled $841 million, a decrease of $17 million compared to the first nine months of 2014, principally due to a decrease in indexed universal life and annuity product sales.

In the first nine months of 2015, interest expense totaled $15 million; a decrease of $29 million from $44 million in the first nine months of 2014. The decrease is due to the repayment of a $500 million callable 7.1% surplus note during the second quarter of 2014 and repayment of a $325 million surplus note with an interest rate of 6.0% in fourth quarter 2014 to AXA Financial.

DAC amortization was $248 million in the first nine months of 2015, an increase of $126 million from $122 million of DAC amortization in the first nine months of 2014. The increase in DAC amortization is primarily due to higher baseline amortization. Included in the amortization of DAC for the first nine months of 2015 were $99 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) and updates to the RTM and lapse assumptions. Included in the first nine months of 2014 were $82 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

DAC capitalization totaled $456 million in the first nine months of 2015, a decrease of $11 million from the $467 million reported in the first nine months of 2014. The decrease was primarily due to an $8 million decrease in first year commissions and a $3 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $552 million in the first nine months of 2015, a decrease of $115 million from the $667 million reported in the first nine months of 2014. The decrease is primarily related to the $118 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and the absence of a $25 million lease write-off in the first nine months of 2015 for the NY headquarters partially offset by $36 million higher general insurance expenses, legal expenses and consulting fees.

Premiums and Deposits.

Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

The following table lists sales for major insurance product lines for the third quarter and first nine months of 2015 and 2014. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
Retail:
Annuities
First year	$938	$955	$2,743	$2,803
Renewal	475	459	1,631	1,574

	1,413	1,414	4,374	4,377
Life(1)
First year	42	39	115	126
Renewal	399	430	1,264	1,281

	441	469	1,379	1,407
Other(2)
First year	—	—	1	1
Renewal	44	43	122	125

	44	43	123	126

Total retail	1,898	1,926	5,876	5,910

Wholesale:
Annuities
First year	1,026	1,058	3,025	3,152
Renewal	63	49	180	136

	1,089	1,107	3,205	3,288
Life(1)
First year	7	8	23	24
Renewal	168	153	467	467

	175	161	490	491

Total wholesale	1,264	1,268	3,695	3,779

Total Premiums and Deposits	$3,162	$3,194	$9,571	$9,689

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for both third quarter 2015 and 2014 were $3.2 billion, while total first year premiums and deposits were $47 million lower in third quarter 2015 as compared to the $2.1 billion premiums and deposits in the third quarter 2014. The annuity line’s first year premiums and deposits decreased $49 million to $2.0 billion principally due to the $32 million and $17 million decrease in sales in the wholesale and retail channels, respectively. The decrease in first year annuity sales in third quarter was lower than the decreases experienced through the first six month of 2015. First year premiums and deposits for the life insurance products increased $2 million, primarily due to higher sales of variable life insurance products.

Total premiums and deposits for insurance and annuity products for the first nine months of 2015 were $9.6 billion, a $118 million decrease from $9.7 billion in the first nine months of 2014 while total first year premiums and deposits decreased

$199 million to $5.9 billion in the first nine months of 2015 from $6.1 billion in the first nine months of 2014. The annuity line’s first year premiums and deposits decreased $187 million to $5.8 billion principally due to the $127 million and $60 million decrease in sales in the wholesale and retail channels, respectively. First year premiums and deposits for the life insurance products decreased $12 million, primarily due to lower sales of UL and term life products in the retail channel.

The decrease in variable annuity sales for both the third quarter and first nine month of 2015 were primarily due to lower sales of the certain variable annuity products with enhanced guarantee benefits, generally consistent with industry wide decreases of annuity sales. The decrease in first year annuity sales were partially offset by higher sales of certain variable annuities that do not include enhanced guarantee benefits.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended		Nine Months Ended		Rates(1) Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Annuities	$1,780	$2,128	$5,444	$7,356	6.1%	8.2%
Variable and interest-sensitive life	169	181	546	570	3.6%	3.6%
Traditional life	54	46	146	147	2.6%	2.6%

Total	$2,003	$2,355	$6,136	$8,073

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $352 million, from $2.3 billion in the third quarter of 2014 to $2.0 billion in the third quarter of 2015. There was a decrease of $348 million and $12 million, respectively, in individual annuities and variable and interest sensitive life products surrenders and withdrawals while traditional life insurance products surrenders and withdrawals increased $8 million. The decrease in individual annuities surrenders for the third quarter of 2015 is primarily due to the absence of $290 million of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB/GMIB riders contained in their Accumulator® contracts, which expired in the third quarter of 2014.

Surrenders and withdrawals decreased $1.9 billion, from $8.1 billion in the first nine months of 2014 to $6.1 billion in the first nine months of 2015. There was a decrease of $1.9 billion, $24 million and $1 million, respectively, in individual annuities, variable and interest sensitive and traditional life products surrenders and withdrawals. The decrease in individual annuities surrenders for the first nine months of 2015 is primarily due to the absence of $1.8 billion of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB/GMIB riders contained in their Accumulator® contracts, which expired in the third quarter of 2014.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the third quarters and first nine months of 2015 and 2014.

Investment Management - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$486	$497	$1,496	$1,444
Bernstein research services	127	112	375	354
Distribution revenues	105	116	326	332
Other revenues	26	27	77	81

Commissions, fees and other income	744	752	2,274	2,211
Investment income (loss)	(6)	(10)	17	—
Less: interest expense to finance trading activities	(1)	(1)	(2)	(2)

Net investment income (loss)	(7)	(11)	15	(2)
Investment gains (losses), net	1	8	2	11

Total revenues	738	749	2,291	2,220

Expenses:
Compensation and benefits	323	322	998	967
Distribution related payments	97	106	300	304
Amortization of deferred sales commissions	12	12	37	30
Real estate charge	1	(1)	1	—
Interest expense	—	1	1	1
Rent expense	32	32	96	98
Amortization of other intangible assets, net	7	7	21	20
Other operating costs and expenses	128	128	392	388

Total expenses	600	607	1,846	1,808

Earnings (Loss) from Operations before Income Taxes	$138	$142	$445	$412

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Revenues totaled $738 million in third quarter 2015, a decrease of $11 million from $749 million in third quarter 2014. The decrease is primarily due to, $11 million lower Investment advisory and service fees, $11 million lower distribution revenues and $7 million lower investment gains partially offset by $15 million higher income from Bernstein research services and $4 million lower investment losses.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In third quarter 2015, investment advisory and services fees totaled $486 million, a decrease of $11 million from the $497 million in third quarter 2014. The decreases include a decrease of $10 million in base fees and $1 million in performance-based fees. Institutional investment advisory and services fees decreased $4 million primarily due to a $3 million decrease in base fees. Retail investment advisory and services fees decreased $13 million, primarily due to a $12 million decrease in base fees, which primarily resulted from a decrease in average AUM. Private Wealth Management base and performance fees increased $6 million, primarily as a result of a $6 million increase in base fees, which primarily resulted from an increase in average billable AUM.

Bernstein research revenues increased $15 million in third quarter 2015 as compared to third quarter 2014, all regions saw positive growth with particular strength in the U.S.

Distribution revenues decreased $11 million in the third quarter 2015 as compared to third quarter 2014, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $4 million increase in net investment income (loss) to $7 million loss in third quarter 2015 as compared to a loss of $11 million was principally due to investment income from derivative instruments ($23 million of income in third quarter 2015 as compared to $4 million in the comparable period of 2014) partially offset by a $21 million higher in unrealized losses from equity trading securities ($31 million unrealized losses in third quarter 2015 as compared to $10 million of unrealized losses in third quarter of 2014).

The $1 million of investment gains in third quarter 2015 was related to gains on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $600 million in third quarter 2015, a decrease of $7 million from the $607 million in third quarter 2014 primarily due to lower distribution related payments.

For third quarter 2015, employee compensation and benefits expenses for the Investment Management segment were $323 million as compared to $322 million in third quarter 2014. The increase was primarily attributable to higher base compensation of $4 million and $1 million higher interest on COLI offset by lower commissions of $5 million.

The distribution related payments decreased $9 million to $97 million in third quarter 2015 from $106 million in the third quarter 2014 primarily as a result of lower distribution revenues.

The $2 million increase in other operating costs and expenses to $129 million for third quarter 2015 as compared to $127 million in third quarter 2014 was primarily due to higher real estate charges of $3 million.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Revenues totaled $2.3 billion in the first nine months of 2015, an increase of $71 million from $2.2 billion in the first nine months of 2014. The increase is primarily due to $52 million higher Investment advisory services fees and $21 million higher Bernstein research services and $17 million higher investment income partially offset by $9 million lower investment gains, net.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In the first nine months of 2015, investment advisory and services fees totaled $1.5 billion, an increase of $52 million from the $1.4 billion in the first nine months of 2014. The increases include an increase in base fees of $57 million partially offset by a decrease in performance-based fees of $5 million. Private Wealth Management investment advisory and services increased by $24 million primarily as a result of a $30 million increase in base fees, which primarily resulted from an increase in average billable AUM. The increase in base fees was partially offset by a $6 million decrease in performance based fees. Institutional investment advisory and services fees increased by $15 million primarily due to an $11 million increase in base fees which is primarily a result of an increase in average AUM and $4 million in performance based fees. Retail investment advisory and services fees increased $13 million, primarily due to a $16 million increase in base fees, which primarily resulted from an increase in average AUM. The increase in base fees was partially offset by a $3 million decrease in performance based fees.

Bernstein research revenues increased $21 million in the first nine months of 2015 as compared to the first nine months of 2014 primarily due to strong growth in the U.S. and Asia, partially offset by weaker results and currency effects in Europe.

Distribution revenues decreased $11 million in the first nine months of 2015 as compared to the first nine months of 2014, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $17 million increase in net investment income (loss) to $15 million in the first nine months of 2015 as compared to $2 million of losses in the first nine months of 2014 was principally due to $35 million higher investment income from derivative instruments ($20 million of income in the first nine months of 2015 as compared to $15 million in the comparable period of 2014) and $14 million higher investment gains from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund partially offset by a $35 million decrease in unrealized gains from equity trading securities ($23 million unrealized losses in 2015 as compared to $12 million of unrealized gains in 2014).

Investment gains (loss), net was a gain of $2 million in the first nine months of 2015, a decrease of $9 million from the $11 million of investment gains in the first nine months of 2014. Both periods’ gains were related to gains on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $1.8 billion in the first nine months of 2015, an increase of $38 million from the $1.8 billion in the first nine months of 2014 primarily due to higher compensation and benefits.

For the first nine months of 2015, employee compensation and benefits expenses for the Investment Management segment were $998 million, an increase of $31 million compared to $967 million in the first nine months of 2014. The increase was primarily attributable to higher incentive compensation of $24 million and higher base compensation of $14 million partially offset by lower commissions of $12 million.

The distribution related payments decreased $4 million to $300 million in the first nine months of 2015 from $304 million in the first nine months of 2014 primarily as a result of lower distribution revenues.

The $5 million increase in other operating costs and expenses to $393 million for the first nine months of 2015 as compared to $388 million in the first nine months of 2014 was primarily due to $8 million higher portfolio services expense and $3 million higher technology expenses partially offset by $7 million lower other general and office related expenses.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows

Fees and Assets Under Management

			At or For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Millions)
FEES
Third party	$468	$480	$1,442	$1,397
General Account and other	12	9	34	26
Insurance Group Separate Accounts	7	7	21	21

Total Fees	$487	$496	$1,497	$1,444

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$384,711	$397,321
General Account and other			47,871	42,843
Insurance Group Separate Accounts			30,318	32,836

Total AllianceBernstein			462,900	473,000

Insurance Group
General Account and other(2)			20,244	23,909
Insurance Group Separate Accounts			75,961	77,798

Total Insurance Group			96,205	101,707

Total by Account:
Third party(1)			384,711	397,321
General Account and other(2)			68,115	66,752
Insurance Group Separate Accounts			106,279	110,634

Total Assets Under Management			$559,105	$574,707

(1)

Includes $40.6 billion and $44.1 billion of assets managed on behalf of AXA affiliates at September 30, 2015 and 2014, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $20.2 billion and $23.9 billion at September 30, 2015 and 2014, respectively, as well as mortgages and equity real estate totaling $7.3 billion and $6.7 billion at September 30, 2015 and 2014, respectively.

Fees for assets under management increased 3.67% for the nine months of 2015 from the comparable period of 2014, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at September 30, 2015 decreased $15.6 billion to $559.1 billion. The $15.6 billion decrease at September 30, 2015 as compared to September 30, 2014 resulted from market depreciation and lower fees from EQAT and VIP.

Changes in assets under management at AllianceBernstein for the three and nine months ended September 30, 2015 was as follows:

	Investment Service
				Fixed
			Fixed	Income
			Income	Actively	Fixed
	Equity	Equity	Actively	Managed	Income
	Actively	Passively	Managed-	-Tax-	Passively
	Managed	Managed(1)	Taxable	Exempt	Managed(1)	Other(2)	Total
	(In billions)
Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1
Long-term flows:
Sales/new accounts	4.6	0.2	5.9	0.9	0.3	1.0	12.9
Redemptions/terminations	(3.3)	(0.2)	(5.4)	(0.7)	(0.1)	(0.7)	(10.4)
Cash flow/unreinvested dividends	(1.0)	(1.1)	(2.7)	(0.2)	0.3	(0.2)	(4.9)

Net long-term (outflows) inflows	0.3	(1.1)	(2.2)	—	0.5	0.1	(2.4)
AUM adjustment (3)	—	—	—	(0.2)	—	—	(0.2)
Market appreciation (depreciation)	(10.6)	(4.0)	(2.4)	0.4	—	(3.0)	(19.6)

Net change	(10.3)	(5.1)	(4.6)	0.2	0.5	(2.9)	(22.2)

Balance as of September 30, 2015	$105.1	$45.2	$210.5	$32.7	$10.5	$58.9	$462.9

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	12.7	0.5	27.3	3.6	0.5	12.6	57.2
Redemptions/terminations	(10.7)	(0.3)	(26.4)	(2.2)	(0.4)	(2.0)	(42.0)
Cash flow/unreinvested dividends	(4.4)	(1.9)	(3.2)	(0.7)	0.3	0.4	(9.5)

Net long-term (outflows) inflows	(2.4)	(1.7)	(2.3)	0.7	0.4	11.0	5.7
AUM adjustment (3)	0.1	—	—	(0.1)	—	—	—
Market appreciation (depreciation)	(5.1)	(3.5)	(6.6)	0.5	—	(2.1)	(16.8)

Net change	(7.4)	(5.2)	(8.9)	1.1	0.4	8.9	(11.1)

Balance as of September 30, 2015	$105.1	$45.2	$210.5	$32.7	$10.5	$58.9	$462.9

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.
(3)	Excludes assets for which Alliance Bernstein provides administrative services but not investment management services from AUM.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	Change %	2015	2014	$ Change	Change %
	(In Billions)
Distribution Channel:
Institutions	$240.8	$240.2	$0.6	0.2%	$244.1	$233.1	$11.0	4.7%
Retail	158.6	164.4	(5.8)	(3.5)	161.6	158.5	3.1	2.0
Private Wealth Management	76.9	74.4	2.5	3.3	77.2	73.1	4.1	5.5

Total	$476.3	$479.0	$(2.7)	(0.6)%	$482.9	$464.7	$18.2	3.9%

Investment Service:
Equity Actively Managed	$111.2	$114.3	$(3.1)	(2.7)%	$113.4	$110.5	$2.9	2.6%
Equity Passively Managed(1)	48.3	50.1	(1.8)	(3.5)	49.8	49.2	0.6	1.3
Fixed Income Actively Managed – Taxable	212.9	225.7	(12.8)	(5.7)	219.9	218.9	1.0	0.4
Fixed Income Actively Managed – Tax-exempt	32.7	30.7	2.0	6.3	32.5	30.2	2.3	7.7
Fixed Income Passively Managed(1)	10.3	9.9	0.4	4.3	10.2	9.6	0.6	5.3
Other(2)	60.9	48.3	12.6	26.1	57.1	46.3	10.8	23.5

Total	$476.3	$479.0	$(2.7)	(0.6)%	$482.9	$464.7	$18.2	3.9%

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

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

Net General Account Investment Assets

September 30, 2015

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$32,475	$351	$32,124
Mortgage loans on real estate	6,811	(329)	7,140
Policy Loans	3,398	(106)	3,504
Other equity investments	1,516	127	1,389
Trading securities	6,315	281	6,034
Other invested assets	1,606	1,606	—

Total investments	52,121	1,930	50,191
Cash and cash equivalents	4,276	2,622	1,654
Short-term debt	(557)	(352)	(205)

Total	$55,840	$4,200	$51,640

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended September 30,
	2015		2014
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.28%	$330	4.67%	$344
Ending assets		30,709		29,386
Below investment grade
Income	7.55%	28	6.44%	29
Ending assets		1,415		1,814
Mortgages:
Income (loss)	4.85%	85	5.15%	83
Ending assets		7,140		6,576
Other Equity Investments:
Income (loss)	9.00%	32	14.75%	61
Ending assets		1,389		1,675
Policy Loans:
Income	6.08%	53	6.14%	54
Ending assets		3,504		3,520
Cash and Short-term Investments:
Income		(1)	%	—
Ending assets		1,654		1,098
Trading Securities:
Income		21		(6)
Ending assets		6,034		4,529
Total Invested Assets:

Income	4.12%	548	4.72%	565
Ending Assets		51,845		48,598
Short-term and long-term debt:
Interest expense and other		(3)	—%	(7)
Ending assets (liabilities)		(205)		(205)

Total:

Investment income	4.30%	545	4.71%	558
Less: investment fees	(0.11)%	(14)	(0.11)%	(12)

Investment Income, Net	4.19%	$531	4.60%	$546

Ending Net Assets		$51,640		$48,393

	Nine Months Ended September 30,				Year Ended
	2015		2014		December 31,
	Yield	Amount	Yield	Amount	2014
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.26%	$979	4.60%	$988	$1,329
Ending assets		30,709		29,386	29,908
Below investment grade
Income	7.26%	88	7.08%	98	121
Ending assets		1,415		1,814	1,847
Mortgages:
Income (loss)	5.16%	266	5.29%	249	336
Ending assets		7,140		6,576	6,794
Other Equity Investments:
Income (loss)	6.24%	70	15.85%	199	203
Ending assets		1,389		1,675	1,634
Policy Loans:
Income	6.04%	159	6.08%	161	216
Ending assets		3,504		3,520	3,515
Cash and Short-term Investments:
Income		(2)		—	—
Ending assets		1,654		1,098	1,045
Trading Securities:
Income		55		32	38
Ending assets		6,034		4,529	4,513
Total Invested Assets:

Income	4.24%	1,615	4.80%	1,727	2,243
Ending Assets		51,845		48,598	49,256
Short-term debt:
Interest expense and other		(13)		(14)	(15)
Ending assets (liabilities)		(205)		(205)	(201)
Total:

Investment Income	4.25%	1,602	4.87%	1,713	2,228
Less: investment fees	(0.10)%	(39)	(0.11)%	(38)	(52)

Investment Income, Net	4.15%	$1,563	4.76%	$1,675	$2,176

Ending Net Assets		$51,640		$48,393	$49,055

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At September 30, 2015, 74.0% of the fixed maturity portfolio was publicly traded. At September 30, 2015, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $646 million. The General Account had a $2 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland. The decline in the book yield for the nine months ended September 30, 2015 when compared to the comparable 2014 period was accompanied by an increase in the credit quality of the portfolio.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Millions)

At September 30, 2015:
Corporate Securities:
Manufacturing	5,836	350	71	6,115
Finance	$4,845	$224	$15	$5,054
Utilities	3,220	264	24	3,460
Services	2,804	157	22	2,939
Energy	1,644	86	32	1,698
Retail and wholesale	1,074	54	5	1,123
Transportation	751	60	7	804
Other	75	3	2	76

Total corporate securities	20,249	1,198	178	21,269

U.S. government and agency	8,770	420	259	8,931
Commercial mortgage-backed	646	30	105	571
Residential mortgage-backed(2)	642	37	—	679
Preferred stock	615	63	5	673
State & municipal	436	68	1	503
Foreign governments	398	41	16	423
Asset-backed securities	72	11	1	82

Total	$31,828	$1,868	$565	$33,131

At December 31, 2014:
Corporate Securities:
Manufacturing	5,982	426	20	6,388
Finance	$5,519	$296	$7	$5,808
Utilities	3,327	330	8	3,649
Services	2,969	231	13	3,187
Energy	1,660	113	17	1,756
Retail and wholesale	1,108	73	3	1,178
Transportation	774	75	2	847
Other	78	3	—	81

Total corporate securities	21,417	1,547	70	22,894

U.S. government and agency	6,668	672	26	7,314
Commercial mortgage-backed	855	22	142	735
Residential mortgage-backed(2)	752	42	—	794
Preferred stock	829	69	10	888
State & municipal	441	78	—	519
Foreign governments	405	48	7	446
Asset-backed securities	86	15	1	100

Total	$31,453	$2,493	$256	$33,690

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.2 billion, or 3.2%, of the total fixed maturities at September 30, 2015 and $1.4 billion, or 4.4%, of the total fixed maturities at December 31, 2014. Gross unrealized losses on public and private fixed maturities increased from $257 million at December 31, 2014 to $565 million at September 30, 2015. Below investment grade fixed maturities represented 15.8% and 41.6% of the gross unrealized losses at September 30, 2015 and December 31, 2014, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in third quarter 2015 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation(1)	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value
		(In Millions)

At September 30, 2015:
1	Aaa, Aa, A	$16,496	$1,039	$298	$17,237
2	Baa	6,536	412	93	6,855

	Investment grade	23,032	1,451	391	24,092

3	Ba	422	16	8	430
4	B	64	1	3	62
5	C and lower	47	—	6	41
6	In or near default	2	1	—	3

	Below investment grade	535	18	17	536

Total Public Fixed Maturities		$23,567	$1,469	$408	$24,628

At December 31, 2014:
1	Aaa, Aa, A	$15,068	$1,429	$71	$16,426
2	Baa	6,979	534	36	7,477

	Investment grade	22,047	1,963	107	23,903

3	Ba	668	31	8	691
4	B	107	5	1	111
5	C and lower	13	1	1	13
6	In or near default	16	—	5	11

	Below investment grade	804	37	15	826

Total Public Fixed Maturities		$22,851	$2,000	$122	$24,729

(1)	At September 30, 2015 and 2014, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation(1)	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value
		(In Millions)

At September 30, 2015:
1	Aaa, Aa, A	$4,054	$222	$34	$4,242
2	Baa	3,717	169	51	3,835

	Investment grade	7,771	391	85	8,077

3	Ba	254	2	6	250
4	B	43	—	3	40
5	C and lower	79	—	13	66
6	In or near default	114	6	50	70

	Below investment grade	490	8	72	426

Total Private Fixed Maturities		$8,261	$399	$157	$8,503

At December 31, 2014:
1	Aaa, Aa, A	$4,370	$257	$28	$4,599
2	Baa	3,667	225	15	3,877

	Investment grade	8,037	482	43	8,476

3	Ba	280	4	10	274
4	B	73	—	9	64
5	C and lower	98	—	21	77
6	In or near default	114	7	52	69

	Below investment grade	565	11	92	484

Total Private Fixed Maturities		$8,602	$493	$135	$8,960

(1)

Includes, as of September 30, 2015 and December 31, 2014, respectively, 24 securities with amortized cost of $344 million (fair value, $338 million) and 38 securities with amortized cost of $447 million (fair value, $452 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

			Gross	Gross
NAIC		Amortized	Unrealized	Unrealized
Designation	Rating Agency Equivalent	Cost	Gains	Losses	Fair Value
		(In Millions)

At September 30, 2015:
1	Aaa, Aa, A	$9,951	$659	$31	$10,579
2	Baa	9,639	523	135	10,027

	Investment grade	19,590	1,182	166	20,606

3	Ba	550	11	9	552
4	B	80	1	3	78
5	C and lower	28	—	—	28
6	In or near default	1	4	—	5

	Below investment grade	659	16	12	663

Total Corporate Fixed Maturities		$20,249	$1,198	$178	$21,269

At December 31, 2014:
1	Aaa, Aa, A	$10,548	$813	$20	$11,341
2	Baa	10,072	706	39	10,739

	Investment grade	20,620	1,519	59	22,080

3	Ba	681	21	9	693
4	B	85	—	2	83
5	C and lower	30	1	—	31
6	In or near default	1	6	—	7

	Below investment grade	797	28	11	814

Total Corporate Fixed Maturities		$21,417	$1,547	$70	$22,894

Asset-backed Securities

At September 30, 2015, the amortized cost and fair value of asset backed securities held were $72 million and $82 million, respectively; at December 31, 2014, those amounts were $86 million and $100 million, respectively. At September 30, 2015, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $7 million and $XX million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $25 million and $25 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

September 30, 2015

	Moody’s Agency Rating					Total	Total December 31, 2014
	Aaa	Aa	A	Baa	Ba and Below
Vintage
	(In Millions)

At amortized cost:
2004 and Prior Years	$12	$15	$2	$3	$76	$108	$150
2005	13	3	—	22	220	258	410
2006	—	—	—	1	203	204	217
2007	—	—	—	—	76	76	78

Total CMBS	$25	$18	$2	$26	$575	$646	$855

At fair value:
2004 and Prior Years	$12	$16	$2	$3	$68	$101	$138
2005	14	3	—	22	208	247	380
2006	—	—	—	1	153	154	154
2007	—	—	—	—	69	69	63

Total CMBS	$26	$19	$2	$26	$498	$571	$735

Mortgages

Investment Mix

At September 30, 2015 and December 31, 2014, respectively, approximately 14.2% and 14.0%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	September 30, 2015	December 31, 2014
	(In Millions)

Commercial mortgage loans	$4,933	$4,797
Agricultural mortgage loans	2,299	$2,085

Total Mortgage Loans	$7,232	$6,882

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Middle Atlantic	$1,962	27.1%	$1,957	28.4%
Pacific	1,915	26.5	1,736	25.2
South Atlantic	794	11.0	875	12.7
West North Central	597	8.2	497	7.3
Mountain	579	8.0	544	7.9
East North Central	576	8.0	551	8.0
West South Central	418	5.8	412	6.0
New England	220	3.0	187	2.7
East South Central	171	2.4	123	1.8

Total Mortgage Loans	$7,232	100.0%	$6,882	100.0%

By Property Type:
Agricultural properties	$2,299	31.8%	$2,085	30.3%
Office buildings	2,061	28.5	1,902	27.6
Apartment complexes	1,416	19.6	1,418	20.6
Retail stores	563	7.8	522	7.6
Hospitality	405	5.6	439	6.4
Industrial buildings	378	5.2	405	5.9
Other	110	1.5	111	1.6

Total Mortgage Loans	$7,232	100.0%	$6,882	100.0%

At September 30, 2015, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 62% while the agricultural mortgage loans weighted average loan-to-value ratio was 46%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2015

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans

	(In Millions)

0% - 50%	$1,021	$107	$350	$440	$260	$51	$2,229
50% - 70%	1,281	461	851	1,087	302	49	4,031
70% - 90%	121	—	231	294	124	46	816
90% plus	156	—	—	—	—	—	156

Total Commercial and Agricultural Mortgage Loans	$2,579	$568	$1,432	$1,821	$686	$146	$7,232

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2015.

Mortgage Loans by Year of Origination

	September 30, 2015
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2015	$819	11.3%
2014	1,712	23.7
2013	1,708	23.6
2012	1,161	16.1
2011	804	11.1
2010 and prior	1,028	14.2

Total Mortgage Loans	$7,232	100.0%

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

September 30, 2015

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(In Millions)
Troubled debt restructurings:
Commercial mortgage loans	1	84	93

Total	1	$84	$93

There were no default payments on the above loan during the first nine months of 2015.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2015 and 2014.

	2015	2014
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$37	$42
Charge-offs	(1)	(14)
Recoveries	—	—
Provision	2	9

Ending Balance, September 30,	$38	$37

Ending Balance, September 30,:
Individually Evaluated for Impairment	$38	$37

Other Equity Investments

At September 30, 2015, private equity partnerships, hedge funds and real-estate related partnerships were 91.8% of total other equity investments. These interests, which represent 2.9% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	September 30, 2015	December 31, 2014
	(In Millions)

Common stock	$104	$261
Joint ventures and limited partnerships:
Private equity	917	995
Hedge funds	259	279
Real estate related	109	105

Total Other Equity Investments	$1,389	$1,640

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

Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At September 30, 2015, there were no positions outstanding for these programs.

Derivatives utilized to hedge equity market risks associated with the General Account’s seed money investments in Separate Accounts, retail mutual funds and Separate Account fee revenue fluctuations

The Company’s General Account seed money investments in Separate Account equity funds and retail mutual funds exposes the Company to market risk, including equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.

In second quarter 2015, the Company entered into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned through the current year from the Company’s Separate Account products.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The SNAC under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

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

Derivative Instruments by Category

	At September 30, 2015			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional	Asset	Liability	Nine Months Ended
	Amount	Derivatives	Derivatives	September 30, 2015
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,915	$—	$—	$290
Swaps	1,409	76	6	55
Options	6,624	848	616	(167)

Interest rate contracts:(1)
Floors	1,800	82	—	17
Swaps	12,835	501	43	158
Futures	9,274	—	—	(153)
Swaptions	—	—	—	118

Credit contracts:(1)
Credit default swaps	2,330	9	20	(1)
Other freestanding contracts:(1)

Net investment income (loss)				317

Embedded derivatives:
GMIB reinsurance contracts	—	12,214	—	1,503

GWBL and Other Features(2)	—	—	225	(197)
SCS, SIO MSO and IUL indexed features(3)	—	—	159	137

Total	$41,187	$13,730	$1,069	$1,760

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)

SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2014			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional	Asset	Liability	Nine Months Ended
	Amount	Derivatives	Derivatives	September 30, 2014
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,821	$—	$—	$(231)
Swaps	1,051	21	11	(61)
Options	6,896	1,215	742	71

Interest rate contracts:(1)
Floors	2,100	120	—	3
Swaps	11,558	603	12	877
Futures	10,647	—	—	332
Swaptions	4,800	72	—	—
Credit contracts:(1)
Credit default swaps	1,911	7	27	6

Net investment income				997

Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	2,417

GWBL and Other Features(2)	—	—	128	(74)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(88)

Total	$44,784	$12,749	$1,300	$3,252

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
Fixed maturities	$(2)	$—	$(18)	$(33)
Other equity investments	(12)	(1)	(12)	(4)
Other	(3)	—	(2)	—

Total	$(17)	$(1)	$(32)	$(37)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$16	$9	$30	$41
Other	—	—	—	—

Total gross realized investment gains	16	9	30	41

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(14)	(1)	(32)	(53)
Gross losses on sales and maturities	(4)	(8)	(16)	(21)

Total gross realized investment losses	(18)	(9)	(48)	(74)

Total	$(2)	$—	$(18)	$(33)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(14)	$—	$(21)	$(19)
Private fixed maturities	—	(1)	(11)	(34)

Total fixed maturities securities	(14)	(1)	(32)	(53)

Equity securities	—	—	—	(3)

Total	$(14)	$(1)	$(32)	$(56)

For the third quarter and first nine months of 2015, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion supplements that found in the 2014 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”

Overview

Liquidity management uses a centralized funds management process. This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity. Funds are managed through a banking system designed to reduce float and maximize funds availability. The derivative transactions used to hedge the Company’s variable annuity products are integrated into AXA Equitable’s overall liquidity process; forecast of potential payments and collateral calls during the life of and at the settlement of each derivative transaction are included in the cash flow forecast. Information regarding liquidity needs and availability is reported by various departments and investment managers. The information is used to produce forecasts of available funds and cash flow. Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.

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

General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,364	16.3%	$3,137	15.5%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2	32	0.2
At contract value, less surrender charge of 5% or more	1,491	7.2	1,678	8.3

Subtotal	1,522	7.4	1,710	8.5

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,757	76.3	15,315	76.0

Total Annuity Reserves And Deposit Liabilities	$20,643	100.0%	$20,162	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $4.2 billion at September 30, 2015 increased $1.6 billion from $2.7 billion at December 31, 2014.

Net cash provided by operating activities was $33 million in the first nine months of 2015, $440 million higher than the $407 million net cash used in operating activities in the first nine months of 2014. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $789 million in the first nine months of 2015; $1.4 billion lower than the $2.2 billion net cash used by investing activities in the first nine months of 2014. The decrease was principally due to $1.4 billion lower net purchase of investments and $86 million higher cash inflows from cash settlement related to derivatives partially offset by $151 million higher net purchases of trading account securities in the first nine months of 2015 as compared to the first nine months of 2014.

Cash flows provided by financing activities were $2.3 billion in the first nine months of 2015; $122 million higher than the $2.2 billion net cash provided by financing activities in the first nine months of 2014. The impact of the net deposits to policyholders’ account balances was $2.8 billion and $3.2 billion in the first nine months of 2015 and 2014, respectively. During the first nine months of 2015, the Company entered into $708 million of net repurchase and reverse repurchase agreements. Change in short term borrowings decreased $128 million in the first nine months of 2015 compared to an increase of $135 million in the first nine months of 2014, which primarily reflect AllianceBernstein’s commercial paper program activity. Change in collateralized pledged assets and liabilities decreased $115 million in the first nine months of 2015, $204 million less than the $89 million increase in the first nine months of 2014. In the first nine months of 2015 AXA Equitable paid $517 million of shareholder dividends to AXA Financial and in the first nine months of 2014 AXA Equitable paid $382 million of shareholder dividends and repaid $500 million of surplus notes to AXA Financial.

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

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs. Other liquidity sources include the Company’s credit facility provided by the FHLBNY and dividends and distributions from its subsidiaries.

Funding and repurchase agreements. AXA Equitable as a member of the FHLBNY has access to borrowing facilities from the FHLBNY including collateralized borrowings and funding agreements, which would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s capacity with the FHLBNY was increased during second quarter 2014 from $1.0 billion to $3.0 billion. At September 30, 2015 and December 31, 2014, the Company had $500 million of outstanding funding agreements with the FHLBNY. In addition in fourth quarter 2014 AXA Equitable entered into $950 million of repurchase agreements and expanded the program in second quarter 2015. At September 30, 2015 the total outstanding balance of repurchase agreements was $1.9 billion. The funding and repurchase agreements were used to extend the duration of the assets within the General Account investment portfolio.

Third-party borrowings. In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015. AXA Equitable received approval from the NYDFS to make the principal payment plus accrued interest on this debt upon maturity. At September 30, 2015, AXA Equitable had no other short-term or third party debt outstanding.

Off-Balance Sheet Transactions. At September 30, 2015 and December 31, 2014, AXA Equitable was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2014 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of letters of credit primarily related to reinsurance as well as $550 million and $775 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2015. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At September 30, 2015, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.6 billion at September 30, 2015) and/or letters of credit ($3.2 billion at September 30, 2015). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $517 million during 2015. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS, who then has 30 days to disapprove the distribution. In first nine months of 2015 and 2014, respectively, AXA Equitable paid $517 million and $382 million in shareholder dividends.

For the third quarter and first nine months of 2015 and 2014, respectively, AXA Equitable’s statutory net income (loss) totaled $25 million, $1.0 billion, $348 million and $2.1 billion. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.3 billion and $5.8 billion at September 30, 2015 and December 31, 2014, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2014 Form 10-K.

AllianceBernstein

During the first nine months of 2015, net cash provided by operating activities was $804 million, compared to $446 million during the corresponding 2014 period. The change primarily is due to a $100 million lower decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity), $95 million lower seed capital and broker-dealer purchases (net of redemptions), $66 million higher cash provided by net income and a $59 million increase in accrued compensation and benefits.

During the first nine months of 2015, net cash used in investing activities was $13 million, compared to $81 million during the corresponding 2014 period. The decrease primarily resulted from the purchases of a business, net of cash acquired, during 2014 of $61 million.

During the first nine months of 2015, net cash used in financing activities was $683 million, compared to $330 million during the corresponding 2014 period. The change reflects $133 million net repayments of commercial paper in the first nine months of 2015 compared to net issuances of $91 million in 2014, $95 million higher repurchases of AB Holding Units, $40 million lower proceeds from bank loans and $28 million higher distributions to the General Partner and unitholders as a result of higher earnings (distributions on earnings are paid one quarter in arrears) partially offset by a $39 million increase in overdrafts payables.

As of September 30, 2015, AllianceBernstein had $655 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for AllianceBernstein’s broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $482 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. AllianceBernstein currently intends to permanently reinvest these earnings outside the U.S.

At September 30, 2015 and December 31, 2014, respectively, AllianceBernstein had $357 million and $489 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of September 30, 2015 and December 31, 2014, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of September 30, 2015 and December 31, 2014, AllianceBernstein had no amounts outstanding under the AB Credit Facility. During the first nine months of 2015 and the full year 2014, AllianceBersntein did not draw upon the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of September 30, 2015 and December 31, 2014, SCB LLC had no bank loans outstanding.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary, provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff. The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies prior to their expiration unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,750 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,875.

Lastly, AXA has informed us that AXA Sigorta, an insurance subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,575.

The aggregate annual premiums for the above-referenced insurance policies are approximately $19,900, representing approximately 0.00002% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $9,950, representing approximately 0.0002% of AXA’s 2014 aggregate net profit.

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

Date: November 6, 2015	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: November 6, 2015		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller