Form 10-K
period 2015-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2016-03-18
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐    No  ☒
No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2015.
As of March 18, 2016, 2,000,000 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are incorporated by reference into Part I hereof.

1

i

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein L.P. (“AB”), an acceleration in deferred acquisition cost amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our guaranteed minimum income benefit reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA RE Arizona Company (“AXA Arizona”) hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) our computer systems failing or their security being compromised; (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxvi) the perception of our brand and reputation in the marketplace; (xxvii) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxviii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxix) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AB; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the United States Securities and Exchange Commission.
AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.
BUSINESS1
GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States. We are part of a diversified financial services organization offering a broad spectrum of insurance, financial advisory and investment management products and services. Together with our subsidiaries, including AB, we are a leading asset manager, with total assets under management of approximately $566.9 billion at December 31, 2015, of which approximately $467.4 billion were managed by AB. We are an indirect, wholly-owned subsidiary of AXA Financial, which is an indirect, wholly-owned subsidiary of AXA. For additional information regarding AXA, see “Business - Parent Company.”

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance. The insurance business conducted principally by AXA Equitable and its subsidiaries (other than AB), is reported in the Insurance Segment. We seek to be a recognized leader for providing solutions to our clients by offering an innovative, competitive and diversified product portfolio that serves the needs of existing and new markets, expanding and leveraging our distribution channels to effectively deliver these products to a wide array of clients, and effectively managing our in-force business.

Investment Management. The Investment Management segment is principally comprised of the investment management business of AB, a leading global investment management firm. For additional information about AB, see AB’s Annual Report on Form 10-K for the year-ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on February 11, 2016 (the “AB 10-K”), the AB Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2015, our economic interest in AB was 28.6%. At December 31, 2015, AXA and its subsidiaries’ economic interest in AB was approximately 62.8%.

For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 19 of Notes to Consolidated Financial Statements.

Insurance

General

We offer a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products and investment products including mutual funds, principally to individuals, small and medium-size businesses and professional and trade associations. Variable annuity and variable life insurance products continue to account for the majority of our sales. Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options. The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.
___________________
1 As used in this Form 10-K, the terms “AXA Equitable”, “we”, “our” and/or “us” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries. The term “AXA Distributors” refers to our subsidiary, AXA Distributors, LLC, “AXA Advisors” refers to our affiliate, AXA Advisors, LLC, a Delaware limited liability company, “AXA Network” refers to our affiliate, AXA Network, LLC, a Delaware limited liability company and its subsidiary, “AXA Equitable FMG” refers to our subsidiary, AXA Equitable Funds Management Group, LLC, a Delaware limited liability company and “AXA Arizona” refers to our affiliate, AXA RE Arizona Company, an Arizona corporation. The term “AB” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership. The term “MONY America” refers to our affiliate, MONY Life Insurance Company of America, an Arizona life insurance corporation and wholly-owned subsidiary of AXA Financial. The term “AXA” refers to AXA S.A., a société anonyme organized under the laws of France. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s separate accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the separate account investment assets of AXA Equitable excluding the assets held in those separate accounts on which AXA Equitable bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account (which includes the Closed Block described below).

As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, most sales of indexed universal life insurance products to policyholders located outside of New York are being issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. We expect that AXA Financial will continue to issue newly developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary of AXA Financial instead of or in addition to AXA Equitable, or what the impact to AXA Equitable will be. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Insurance.”

In early 2016, we expect to begin offering a suite of employee benefit products including life insurance, dental and vision, short- and long-term disability, deductible insurance, hospital indemnity and critical illness coverage to small and medium-size businesses located in New York.  Sales of employee benefits products to businesses located outside of New York are being issued through MONY America.

Products

We offer a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Universal Life. Universal life is a form of permanent life insurance that provides protection in case of death, as well as a savings or cash value component. The cash value of a universal life policy is based on the amount of premiums paid, the declared interest crediting rate and the policy charges. Unlike term life or whole life insurance, flexible premium universal life policies permit flexibility in the amount and timing of premium payments (within limits), and they generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value.

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

Term, Universal Life and Variable Universal Life insurance products accounted for 5.5%, 6.7% and 6.7% of our total premiums and deposits in 2015, respectively.

Annuity Products. We offer a variety of variable and fixed annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Our primary annuity product offerings include:

Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the policyholder to make deposits into various investment accounts, as determined by the policyholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the policyholder, except where enhanced guarantee features have been elected in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to the General Account and are credited with interest rates that we determine, subject to certain limitations.

Certain of our variable annuity products offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include guaranteed minimum living benefits and/or an enhanced guaranteed minimum death benefit (“GMDB”). Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”) and guaranteed income benefits (“GIB”). We have issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

In furtherance of our efforts to develop an innovative and diversified variable annuity product offering, over the past several years, we have introduced several new and/or enhanced variable annuities. Certain of these variable annuities do not offer enhanced guarantee features.

Variable annuity products continue to account for the majority of our sales, with 78.8% of our total premium and deposits in 2015 attributable to variable annuities. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fixed Annuities. Fixed annuities also provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but do provide guarantees related to the preservation of principal and interest credited. Fixed annuity contracts are general account obligations.

We issue fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.

Fixed annuity products have not been a significant product for us in recent years, accounting for 0.2% of our total premium and deposits in 2015.

Retail Mutual Funds. AXA Equitable FMG (in this respect, d/b/a 1290 Asset Managers) serves as investment adviser and administrator to 1290 Funds, an open-end investment company currently consisting of seven retail mutual funds. At December 31, 2015, 1290 Funds had total net assets of $166.4 million. Portfolio management services for the retail mutual funds may be provided, on a sub-advisory basis, by various affiliated and unaffiliated sub-advisers.  AXA Investment Managers, Inc. and AXA Rosenberg Investment Management LLC provided sub-advisory services to the retail mutual funds representing approximately 22% of the total net assets in the retail mutual funds at December 31, 2015, and unaffiliated investment sub-advisers provided sub-advisory services in respect of the balance of the assets in the retail mutual funds.

Escrow Funding Agreements. We also offer Escrow Shield Plus, a funding agreement that offers an alternative to an escrow account used in a merger or acquisition transaction. Subject to the terms of the product, Escrow Shield Plus provides acquiring and selling parties with the ability to preserve the principal value of escrow payments while earning a competitive crediting rate. Sales of Escrow Shield Plus were not significant in 2015.

For additional information regarding products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Premiums and Deposits.”

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Separate Account assets for individual variable annuities and variable life insurance policies totaled $107.5 billion at December 31, 2015. Of the 2015 year-end amount, approximately $96.7 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which our subsidiary, AXA Equitable FMG, serves as the investment manager and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios that employ either passively managed or actively managed strategies, “hybrid” portfolios that employ both passively managed and actively managed strategies and whose assets are allocated among multiple sub-advisers, and thirteen asset allocation portfolios that invest in other portfolios of EQAT and other unaffiliated mutual funds or exchange traded funds. VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of twenty-three asset allocation portfolios that invest in other portfolios of EQAT and other unaffiliated mutual funds or exchange traded funds. Certain of the EQAT portfolios employ a managed volatility strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

As of December 31, 2015, policyholders allocated $44.9 billion to the allocation portfolios of EQAT and VIP Trust and $51.8 billion to the individual portfolios of EQAT. Of the $96.7 billion invested in EQAT and VIP Trust, approximately 71% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 29% of these assets are actively managed.

Markets

We primarily target affluent and emerging affluent individuals and families, employees of public school systems, universities, not-for-profit entities and certain other tax-exempt organizations, small business owners and existing clients. Variable annuity products are primarily targeted to individuals saving for retirement or seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments), as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Variable and universal life insurance is targeted to individuals for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs. Mutual funds and other investment products add breadth and depth to the range of needs-based services and products we are able to provide.

Distribution

We distribute our products through retail and wholesale distribution channels.

Retail Distribution. Our products are offered on a retail basis by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers.

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

Wholesale Distribution. AXA Distributors, our broker-dealer and insurance general agency subsidiary, distributes our annuity products on a wholesale basis through national and regional securities firms, independent financial planning and other broker-dealers, banks, property and casualty insurers, and brokerage general agencies. AXA Distributors, primarily through its AXA Partners division, also distributes our life insurance products on a wholesale basis principally through brokerage general agencies and property and casualty insurers.

For additional information on premiums and deposits by the retail and wholesale channels, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Premium and Deposits.”

Reinsurance and Hedging

We have in place reinsurance and hedging programs to reduce our exposure to mortality, equity market fluctuations, interest rate fluctuations and certain other product features.

Reinsurance. We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products with regard to a portion of the enhanced guarantee features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than approximately 1.05% of our total policy reserves (including Separate Accounts).

In 2015, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies. For amounts issued in excess of those limits, and for certain lower amounts, we typically obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by us in exchange for an agreed-upon premium.

We also have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005. At December 31, 2015, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 19.6% of our net amount at risk resulting from the GMIB feature and approximately 4.1% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2015.

In addition to non-affiliated reinsurance, we have ceded to our affiliate, AXA Arizona, a captive reinsurance company established by AXA Financial in 2003, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. The GMDB/GMIB reinsurance transaction currently allows for a more efficient use of our capital. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For additional information on reinsurance, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Notes 9 and 11 of Notes to Consolidated Financial Statements.

Hedging. We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMDB, GMIB, GWBL, and GIB liabilities that have not been reinsured. A wide range of derivative contracts are used in these hedging programs. For GMDB, GMIB, GWBL and GIB, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GWBL and GIB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps and fixed income indices.

We also hedge crediting rates to mitigate certain risks associated with our Structured Capital Strategies® variable annuity, Structured Investment Option in our EQUI-VEST® variable annuity series, the Market Stabilizer Option® in our variable life products, and our indexed universal life insurance products. These products permit the contract owner to participate in the performance of an index, ETF or a commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which we will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment. In order to support the returns associated with these features, we enter into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.

We also use derivatives contracts and other financial instruments for other asset and liability management purposes. This includes the management of interest rate risks in the general account, the hedging of interest rate risks in anticipated sales of variable annuities and the hedging of equity linked and commodity indexed crediting rates in life and annuity products.

For additional information about reinsurance and hedging strategies, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Derivatives - Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed. We also act as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-

life policies and $30 million on second-to-die policies), although in practice, we currently use lower internal retention limits for life reinsurance assumed. We have also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. We generally discontinued our participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continue to be exposed to claims in connection with pools we participated in prior to that time. We audit or otherwise review the records of many of these reinsurance pools and arrangements as part of our ongoing efforts to manage our claims risk. For additional information on reinsurance assumed, see Note 9 of Notes to Consolidated Financial Statements.

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

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Insurance” and “Risk Factors.”

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

Our life insurance and annuity products are highly regulated and approved by the individual state regulators where these products are sold. Annuity products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. From time to time, we reevaluate the type and level of guarantee and other features currently being offered and may change the nature and/or pricing of such features for new sales.

We continually review our underwriting and pricing guidelines with a view to maintaining competitive offerings that are consistent with maintaining our financial strength and meeting profitability goals.

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AB. Our consolidated economic interest in AB as of December 31, 2015 was approximately 28.6%, including the general partnership interests held indirectly by AXA Equitable as the parent company of AllianceBernstein Corporation, the general partner (“AB General Partner”) of AB Holding and AB. For additional information about AB, see the AB 10-K.

Clients

AB provides research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and its sell-side business, Bernstein Research Services.

As of December 31, 2015, 2014, and 2013, AB’s client assets under management (“AUM”) were $467 billion, $474 billion and $450 billion, respectively, and its net revenues for the years ended December 31, 2015, 2014 and 2013 were $3.0 billion, $3.0 billion and $2.9 billion, respectively. AXA and its subsidiaries (including AXA Equitable), whose AUM consist primarily of fixed income investments, together constitute AB’s largest client. AB’s affiliates represented approximately 24%, 23% and 23% of its AUM as of December 31, 2015, 2014 and 2013, respectively, and AB earned approximately 5% of its net revenues from services it provided to its affiliates in each of 2015, 2014 and 2013, respectively.

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

Research

AB’s high-quality, in-depth research is the foundation of its business. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management and alternative investments.

Investment Services

AB’s broad range of investment services includes: (a) actively-managed equity strategies with global and regional portfolios across capitalization ranges and investment strategies, including value, growth, and core equities; (b) actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies; (c) passive management, including index and enhanced index strategies; (d) alternative investments, including hedge funds, funds of funds and private equity (e.g., direct real estate investing); and (e) multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds.

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Distribution Channels

Institutions. AB offers to its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and various of AB’s affiliates, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

AB manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, which generally are terminable at any time or upon relatively short notice by either party. In general, AB’s written investment management agreements may not be assigned without the client’s consent.

AXA and its subsidiaries (including AXA Equitable) together constitute AB’s largest institutional client. AXA’s AUM accounted for approximately 33%, 32% and 31% of AB’s institutional AUM as of December 31, 2015, 2014 and 2013, respectively, and approximately 26%, 22% and 22% of AB’s institutional revenues for 2015, 2014 and 2013, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of AB’s net revenues for the year ended December 31, 2015.

As of December 31, 2015, 2014 and 2013, Institutional Services represented approximately 51%, 50% and 50%, respectively, of AB’s AUM, and the fees AB earned for providing these services represented approximately 14%, 14% and 15% of AB’s net revenues for 2015, 2014, and 2013, respectively.

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

The mutual funds AB sub-advises for AXA and its subsidiaries (including AXA Equitable) together constitute AB’s largest client. They accounted for approximately 22%, 21% and 23% of AB’s retail AUM as of December 31, 2015, 2014, and 2013, respectively, and approximately 3%, 3% and 2% of AB’s retail net revenues for 2015, 2014 and 2013, respectively.

Certain subsidiaries of AXA, including AXA Advisors, a subsidiary of AXA Financial, were responsible for approximately 4%, 3% and 2% of total sales of shares of open-end AB Funds in 2015, 2014 and 2013, respectively. UBS AG was responsible for approximately 8%, 11% and 12% of AB’s open-end AB Fund sales in 2015, 2014 and 2013, respectively. Neither AB’s affiliates nor UBS AG are under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of AB’s open-end AB Fund sales.

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

As of December 31, 2015, retail U.S. Fund AUM were approximately $45 billion, or 29% of retail AUM, as compared to $49 billion, or 30%, as of December 31, 2014, and $47 billion, or 31%, as of December 31, 2013. Non-U.S. Fund AUM, as of December 31, 2015, totaled $52 billion, or 33% of retail AUM, as compared to $57 billion, or 36%, as of December 31, 2014, and $56 billion, or 36%, as of December 31, 2013.

AB’s Retail Services represented approximately 33%, 34% and 34% of AB’s AUM as of December 31, 2015, 2014 and 2013, respectively, and the fees AB earned from providing these services represented approximately 45%, 46% and 47% of AB’s net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Private Wealth Management. AB offers to its private clients, which include high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Wealth Services”).

AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any party and may not be assigned without the client’s consent.

AB’s Private Wealth Services represented approximately 16% of AB’s AUM as of each of December 31, 2015, 2014 and 2013, and the fees AB earned from providing these services represented approximately 23%, 22% and 20% of AB’s net revenues for 2015, 2014 and 2013, respectively.

Bernstein Research Services. AB offers high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors, such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). AB serves its clients, which are based in the United States and in other major markets around the world through AB’s trading professionals, who are primarily based in New York, London and Hong Kong, and AB’s sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock price movements.

AB earns revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate AB principally by directing AB to execute brokerage transactions on their behalf, for which AB earns commissions. These services accounted for approximately 16%, 16% and 15% of AB’s net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Custody

AB’s U.S.- based broker-dealer subsidiary acts as custodian for the majority of AB’s Private Wealth Management AUM and some of its Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

For additional information about AB’s investment advisory fees, including performance-based fees, see the AB 10-K, the AB Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management.”

EMPLOYEES

As of December 31, 2015, the Company had approximately 7,623 full time employees. Of these, approximately 4,023 were employed full-time by AXA Equitable and approximately 3,600 were employed full-time by AB.

COMPETITION
Insurance. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. For additional information regarding competition, see “Risk Factors.”

The principal competitive factors affecting our business are our financial strength as evidenced, in part, by our financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of our brand in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.

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

In addition, AXA and certain of its subsidiaries (including AXA Financial and AXA Equitable) provide financial services, some of which compete with those offered by AB. AB’s partnership agreement specifically allows AXA and its subsidiaries (other than the AB General Partner) to compete with AB and to pursue opportunities that may be available to AB. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater resources than AB does and are not obligated to provide resources to AB.

To grow its business, AB believes it must be able to compete effectively for AUM. Key competitive factors include (i) AB’s investment performance for its clients; (ii) AB’s commitment to place the interests of its clients first; (iii) the quality of AB’s research; (iv) AB’s ability to attract, motivate and retain highly skilled, and often highly specialized, personnel; (v) the array of investment products AB offers; (vi) the fees AB charges; (vii) Morningstar/Lipper rankings for the AB Funds; (viii) AB’s ability to sell its actively-managed investment services despite the fact that many investors favor passive services; (ix) AB’s operational effectiveness; (x) AB’s ability to further develop and market its brand; and (xi) AB’s global presence.

REGULATION

Insurance Regulation

We are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories. We are domiciled in New York and are primarily regulated by the New York State Department of Financial Services (the “NYDFS”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on Insurance Supervision, see “Risk Factors.”

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

NAIC. The mandate of the National Association of Insurance Commissioners (the “NAIC”) is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.

The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by New York. ORSA requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. We filed our first ORSA summary report with the NYDFS in 2015.

In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless 42 states representing 75% of total industry premium adopt laws with substantially similar terms and provisions as those set forth in the NAIC’s valuation manual. It is anticipated that the state and total industry premium thresholds will be met by July 2016, and that principles based reserving will become effective as of January 1, 2017. It is unclear at this time whether New York will adopt the principles based reserving approach.

Captive Reinsurer Regulation. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reinsurer financing arrangement as of December 31, 2014.

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

The NAIC and various state regulators continue to consider additional regulations relating to the use of captive reinsurers. Like many life insurance companies, we utilize a captive reinsurer as part of our capital management strategy. We cannot predict what, if any, changes may result from these reviews, further regulation and/or pending lawsuits regarding the use of captive reinsurers. If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use our captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected. For additional information on our use of a captive reinsurance company, see “Business - Reinsurance and Hedging”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the Federal Insurance Office (the “FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the Financial Stability Oversight Council (“FSOC”) the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements. In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation pursuant to the Dodd-Frank Act. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

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

Over-The-Counter Derivatives Regulation. The Dodd-Frank Act includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets. Regulations approved to date require clearing of previously uncleared transactions and will require clearing of additional OTC transactions in the future. In addition, recently approved regulations impose margin requirements on OTC transactions not required to be cleared. As a result of these regulations, our costs of risk mitigation have and may continue to increase under the Dodd-Frank Act. For example, margin requirements, including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019, have increased. In addition, restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain of variable annuity products that offer enhanced guarantee features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of the Dodd-Frank Act.

Broker-Dealer Regulation. The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law. At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, the Financial Industry Regulatory Authority, Inc. (“FINRA”) is also focusing on how broker-dealers identify and manage conflicts of interest.

ERISA Considerations

We provide certain products and services to employee benefit plans that are subject to the Employment Retirement Income Security Act (“ERISA”) and certain provisions of the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

The DOL issued a proposed rule in April 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that our affiliated advisors and our employees could provide to retirement plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited compared to what is allowed under current law. This could have an adverse impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. Management believes that the DOL is likely to adopt a final rule in early 2016 with an effective date in the second half of 2016. The exact nature and scope of the impact under any new final rule is undeterminable at this time.

International Regulation

Regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. On July 18, 2013, the International Association of Insurance Supervisors (“IAIS”) published an initial assessment methodology for designating global systemically important insurers (“GSIIs”), as part of the global initiative launched by the G-20 with the assistance of the Financial Stability Board (the “FSB”) to identify global systemically important financial institutions (“G-SIFIs”). The assessment methodology, which is endorsed by the FSB, is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. Also on July 18, 2013, the FSB published its initial list of nine GSIIs, which included the AXA Group and which is updated annually following consultation with the IAIS and national authorities and has continued to include the AXA Group. The policy measures for GSIIs, also published by the IAIS in July 2013, include (1) the introduction of new capital requirements; a “basic” capital requirement (“BCR”) applicable to all GSIIs activities which serves as a basis for an additional level of capital, called “Higher Loss Absorbency” (“HLA”) required from GSIIs in relation to their systemic activities, (2) greater regulatory oversight over holding companies, (3) various measures to promote the structural and financial “self-sufficiency” of group companies and reduce group interdependencies including restrictions on intra-group financing and other arrangements, and (4) in general, a greater level of regulatory scrutiny for GSIIs (including a requirement to establish a Systemic Risk Management Plan (“SRMP”), Liquidity Risk Management Plan (“LRMP”) and a Recovery and Resolution Plan (“RRP”)) which have entailed significant new processes, reporting and compliance burdens and costs. These measures could have far reaching regulatory and competitive implications for the AXA Group, which in turn could materially affect our competitive position, consolidated results of operations, financial condition, liquidity and how we operate our business. For additional information, see “Risk Factors.”

In addition, many of AB’s subsidiaries are subject to the oversight of regulatory authorities in jurisdictions outside of the United States in which they operate, including the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause AB to incur substantial expenditures of time and money related to AB’s compliance efforts.

Federal Tax Legislation, Regulation, and Administration
Although we cannot predict what legislative, regulatory, or administrative changes may or may not occur with respect to the federal tax law, we nevertheless endeavor to consider the possible ramifications of such changes on the profitability of our business and the attractiveness of our products to consumers. In this regard, we analyze multiple streams of information, including those described below.
Enacted Legislation. At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. As an example, the American Taxpayer’s Relief Act increased individual tax rates for higher-income taxpayers. Higher tax rates increase the benefits of tax deferral on inside build-up and, correspondingly, tend to enhance the attractiveness of life insurance and annuity products to consumers that are subject to those higher tax rates.

Tax Reform Initiatives. Tax reform initiatives have been underway in Congress over the last several years. During that discourse, wholesale changes to long-standing provisions governing the taxation of insurance companies have been considered, including proposals that would modify (i) the calculation of the dividends-received deduction (“DRD”) with respect to life insurance company separate accounts in a way that largely would eliminate the benefit that life insurance companies receive, (ii) the calculation of insurance reserves in a manner that would decrease the federal tax deduction available to life insurance companies for such reserves, and (iii) the rules concerning the capitalization of certain policy acquisition expenses in a way that would increase the amount of premiums that an insurance company would be required to capitalize and amortize for federal tax purposes. The likelihood of enactment of these (or of any other) proposals, whether as part of a comprehensive tax reform package or as discrete legislative changes, is uncertain at this time due to the current political and economic environment as well as the ambiguity that comes with any tax reform initiative.

Presidential Budget Proposals. The President submits a budget proposal to Congress on an annual basis. To varying degrees, these budget proposals typically include federal tax and related proposals that, if enacted into law, could affect our profitability and the attractiveness of our products to consumers. For example, budget proposals from the Obama Administration included proposals that sought to modify the calculation of the DRD with respect to life insurance company separate accounts and impose a “financial fee” on certain firms in the financial sector, including insurance companies. If enacted into law, these proposals could have an adverse effect on our profitability. Budget proposals from the Obama Administration also proposed changes to the federal tax laws that could affect purchasers of products offered and sold through our various business lines, including proposals that would (i) expand the pro‑rata interest expense disallowance for COLI policies, (ii) increase the top capital gains rate, and (iii) restore and permanently extend the estate, gift, and generation-skipping transfer tax exemptions and tax rates as they applied in prior years. Some of these proposals, should they become law, could have the potential to improve the attractiveness of our products to consumers and enhance our sales, while other proposals could have the opposite effect.

Regulatory and Other Administrative Guidance from the Treasury Department and the Internal Revenue Service. Regulatory and other administrative guidance from the Treasury Department and the Internal Revenue Service also could impact the amount of federal tax that we pay. For example, the adoption of “principles based” approaches for calculating statutory reserves may lead the Treasury Department and the Internal Revenue Service to issue guidance that changes the way that deductible insurance reserves are determined, potentially reducing future tax deductions for us.

Broker-Dealer and Securities Regulation

We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the SEC, self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.

Certain subsidiaries and affiliates of AXA Equitable including, AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and Sanford C. Bernstein & Co., LLC ("SCB LLC") are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.

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

Certain subsidiaries and affiliates of AXA Equitable including, AXA Equitable FMG, AXA Advisors and AB and certain of its subsidiaries and affiliates are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

AXA Equitable FMG is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association ("NFA"). AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a futures commissions merchant. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act ("CEA"). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and antifraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and recordkeeping obligations. Violations of the rules of the CFTC or NFA could result in remedial actions including censures, fines, registration restrictions, trading prohibitions, limitations on engaging in business for specific periods or the revocations of CFTC registration or NFA membership.

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

Privacy of Customer Information

We are subject to federal and state laws and regulations which require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is intentionally or accidentally disclosed to and/or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.

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

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. AXA Financial has entered into a licensing arrangement with AXA concerning the use by AXA Financial Group of the “AXA” name. Since 2014, AXA Financial Group companies have been using AXA as the single brand for AXA Financial’s advice, retirement and life insurance lines of business. As a result, we have simplified our brand in the U.S. marketplace to “AXA” from AXA Equitable. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.

AB has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.” The [A/B] logo and “Ahead of Tomorrow” are service marks of AB. In January 2015, AB established two new brand identities. Although the legal names of AB did not change, the corporate entity, Institutions and Retail businesses now are referred to as “AB”. Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”. Also, AB adopted the [A/B] logo and “Ahead of Tomorrow” service marks described above. AB has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.

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

AXA has informed us that AXA Konzern AG ("AXA Konzern"), an AXA insurance subsidiary organized under the laws of Germany, had a German client designated under Executive Order 13382. The client had a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit associated with this contract, which is difficult to calculate with precision, was estimated to be $1,500. This contract was terminated in March 2015.

AXA also has informed us that AXA Konzern provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,750 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $563.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

In addition, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

Lastly, AXA previously informed us about a pension contract that had been in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited ("AXA CRT"), and an entity listed as a Specially Designated National (“SDN”) with the identifier [IRAN] by the Office of Foreign Assets Control ("OFAC"). The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was listed by OFAC as a designated SDN with the identifier [IRAN] in May 2013. Local authorities had informed AXA CRT that the pension contract could not be cancelled. In May 2015, however, the individual enrolled in the pension contract permanently departed Hong Kong and, as a result, claimed withdrawal of any accrued pension benefits. The annual pension contributions received under this pension contract had totaled approximately $7,800 and the related net profit, which is difficult to calculate with precision, was estimated to be $780.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $43,700, representing approximately 0.00004% of AXA’s 2015 consolidated revenues, which are approximately $99 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $5,416, representing approximately 0.0001% of AXA’s 2015 aggregate net profit.

PARENT COMPANY
AXA, our ultimate parent company, is the holding company for the AXA Group, a worldwide leader in financial protection. AXA operates primarily in Europe, North America, the Asia/Pacific regions and, to a lesser extent, in other regions including the Middle

East, Africa and Latin America. AXA has five operating business segments: Life and Savings, Property and Casualty, International Insurance, Asset Management and Banking.

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

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the NYDFS, until April 29, 2021. Future extensions of the term of the Voting Trust remain subject to the prior approval of the NYDFS.

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

Our business, consolidated results of operations and financial condition are materially affected by conditions in the global capital markets and the economy generally. While financial markets in the U.S. generally performed well in 2015, a wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the U.S., continued low interest rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, the strength of the U.S. Dollar, global economic factors including quantitative easing or similar programs by the European Central Bank, the potential breakup of the European Union resulting from the exit by one or more member states, the recent slowdown and resulting economic turmoil in China, volatile energy costs, and geopolitical issues. Given our interest rate and equity market exposure, certain of these factors could have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity, insurance and/or investment products could be adversely affected. In addition, the levels of surrenders and withdrawals of our variable life and annuity contracts we face may be adversely impacted. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect our earnings negatively and could have a material adverse effect on our business, consolidated results of operations and financial condition. See “Business - Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment.”

Interest rate fluctuations and/or prolonged periods of low or negative interest rates may negatively impact our business, consolidated results of operations and financial condition.

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

•	negatively impact the value of equity securities we hold for investment, including our investment in AB, thereby reducing our statutory capital;

•	reduce demand for variable products relative to fixed products;

•	lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings; and

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings.

Market conditions and other factors could adversely affect our goodwill and negatively impact our consolidated results of operations and financial condition.

Business and market conditions may impact the amount of goodwill related to the Investment Management segment we carry in our consolidated balance sheet. As the value of certain of our businesses is significantly impacted by such factors as the state of the financial markets and ongoing operating performance, significant deterioration or prolonged weakness in the financial markets or economy generally, or our failure to meet operating targets which in some respects are ambitious, could adversely impact goodwill impairment testing and also may require more frequent testing for impairment. Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings, which could be material. See “Management’s Discussion and Analysis of Financial Condition - Critical Accounting Estimates” and Note 4 of Notes to Consolidated Financial Statements.

Risks relating to our reinsurance and hedging programs

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

Reinsurance. We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products with regard to a portion of the enhanced guarantee features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. Although we evaluate periodically the financial condition (including the applicable capital requirements) of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our consolidated results of operations and financial condition. See “Business - Reinsurance and Hedging” and Notes 8 and 9 of Notes to Consolidated Financial Statements.

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

Hedging Programs. We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products and minimum crediting rates on our life and annuity products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to apply these techniques to effectively hedge these risks because the derivative market(s) in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates and amounts of withdrawals, election rates, fund performance, market volatility, interest rates and correlation among various market movements. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the guarantees offered in certain of our products. If these circumstances were to reoccur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.

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

See “Business - Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

Our reinsurance arrangements with AXA Arizona may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of AXA Arizona’s hedge program, its liquidity needs, its overall financial results and changes in regulatory requirements regarding the use of captives.

We currently reinsure to AXA Arizona, an indirect, wholly-owned subsidiary of AXA Financial, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.  AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. Under applicable statutory accounting rules, we are entitled to a credit in its calculation of reserves for amounts reinsured to AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust and/or letters of credit. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could impact AXA Arizona’s liquidity.

In addition, like AXA Equitable, AXA Arizona employs a dynamic hedging strategy which utilizes derivative contracts as well as repurchase agreement transactions that are collectively managed to help reduce the economic impact of unfavorable changes to GMDB and GMIB reserves. The terms of these contracts in many cases require AXA Arizona to post collateral for the benefit of counterparties or cash settle hedges when there is a decline in the estimated fair value of specified instruments. This would occur, for example, as interest rates and/or equity markets rise and AXA Arizona may not be permitted to transfer assets from the trust under the terms of the reinsurance treaty.

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

Recently, the NAIC, certain state regulators, including the NYDFS, and others have been scrutinizing and further regulating insurance companies’ use of affiliated captive reinsurers or off-shore entities. For example, the NAIC’s Variable Annuities Issues (E) Working Group is developing a revised variable annuities framework that is expected to include a number of changes to the statutory requirements dealing with variable annuities. While the exact nature and scope of the Working Group’s final framework is undeterminable at this time, some of the proposed changes being discussed could adversely impact the capital management benefits we currently receive under our reinsurance arrangement with AXA Arizona. In addition, a number of lawsuits have been filed against insurance companies, including AXA Equitable, over the use of captive reinsurers. For additional information, see “Business - Regulation - Insurance Regulation” and Note 17 of Notes to Consolidated Financial Statements. If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use a captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected which could adversely affect our competitive position, capital, liquidity and financial condition and results of operations.

The inability to secure additional required capital and/or liquidity in the circumstances described above could have a material adverse effect on our business, consolidated results of operations and/or financial condition.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 11 of Notes to Consolidated Financial Statements.

Risks relating to the nature of our business, the products we offer, our structure and product distribution

Our products contain numerous features and are subject to extensive regulation and failure to administer or meet any of the complex product requirements may reduce profitability.

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS. See “Business - Regulation.”

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

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on RBC ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AB units), changes in interest rates, as well as changes to existing RBC formulas. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

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

AXA Financial could sell insurance, annuity and/or investment products through another one of its subsidiaries which would result in reduced sales of our products and total revenues.

We are a wholly owned subsidiary of AXA Financial, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, AXA Financial could sell insurance, annuity and/or investment products through another one of its subsidiaries. For example, most sales of indexed universal life insurance to policyholders located outside of New York are issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. It is expected that AXA Financial will continue to issue newly-developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary instead of or in addition to AXA Equitable, or the impact to AXA Equitable.

Our consolidated results of operations and financial condition depend in significant part on the performance of AB’s business.

AB is one of our principal subsidiaries. Consequently, our results of operations and financial condition depend in significant part on the performance of AB’s business. For information regarding risk factors associated with AB and its business, see “Item 1A - Risk Factors” included in AB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

We face competition from other insurance companies, banks and other financial institutions, which may adversely impact our market share and profitability.

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. This competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they often are reproduced and offered by our competitors. Also, this competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; new regulations and/or different interpretations of existing regulations; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance. See “Business - Competition.”

The ability of financial professionals associated with AXA Advisors and AXA Network to sell our competitors’ products could result in reduced sales of our products and revenues.

Most of the financial professionals associated with AXA Advisors and AXA Network can sell products from competing unaffiliated insurance companies. To the extent the financial professionals sell our competitors’ products rather than our products, we will experience reduced sales and revenues.

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience, and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We periodically review the adequacy of reserves and the underlying assumptions and make adjustments when appropriate. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could adversely impact our earnings and/or capital. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates.”

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, the economic environment, or other factors. Pricing of our insurance and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Persistency within our life products may be significantly impacted by, among other things, conditions in the capital markets, the changing needs of our policyholders, the manner in which a product is marketed or illustrated, and competition, including the availability of new products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

Our earnings are impacted by DAC estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately. They also depend in part on the pattern of DAC amortization and the recoverability of DAC which is based on models involving numerous estimates and subjective judgments, including those regarding investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. These estimates and judgments are required to be revised periodically and adjusted as appropriate. Revisions to our estimates may result in a change in DAC amortization, which could negatively impact our earnings.

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

Credit, counterparty and investments related risks

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

If the counterparties to the derivative contracts and other instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.

We use derivatives and other instruments to help us mitigate various business risks. We enter into a variety of contracts, including, among other things, exchange traded futures contracts, over the counter derivative contracts, as well as repurchase agreement transactions, with a number of counterparties. The vast majority of these contracts are subject to collateral agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Derivatives.” If our counterparties fail or refuse to honor their obligations under these contracts, we could face significant losses to the extent collateral agreements do not fully offset our exposures. Such failure could have a material adverse effect on our consolidated financial condition and results of operations.

Losses due to defaults, errors or omissions by third parties and affiliates, including outsourcing relationships, could materially adversely impact our business and consolidated results of operations and financial condition.

We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

We also depend on third parties and affiliates in other contexts. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies. In addition, as investment manager and administrator of several mutual funds, we rely on various affiliated and unaffiliated subadvisors to provide day-to-day portfolio management services for each investment portfolio.

We also rely on third parties and affiliates to whom we outsource certain technology platforms, information systems and administrative functions, including records retention. If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated, such vendors’ internal controls fail or are inadequate, or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 29.0% of the carrying value of our total cash and invested assets as of December 31, 2015. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General Accounts Investment Portfolio.”

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net earnings.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2015 were approximately $740 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General Accounts Investment Portfolio.”

Legal and regulatory risks

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

Insurance Regulation: We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance business. We are domiciled in New York and are primarily regulated by the NYDFS and by the states in which we are licensed. See “Business - Regulation”.

Our products are highly regulated and approved by the individual state regulators where such products are sold. State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, including potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and consolidated results of operations. See “Business - Regulation - Insurance Regulation” and “Business - Regulation - NAIC.”

U.S. Federal Regulation Affecting Insurance: Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by the Dodd-Frank Act. For example, the Dodd-Frank Act includes a new framework of regulation of the OTC derivatives market. See “Business - Regulation - Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Regulation of Broker-Dealers: The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. See “Business - Regulation - Regulation of Broker-Dealers.”

ERISA: The DOL has issued a proposed rule that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that our affiliated advisors and our employees could provide to retirement plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited compared to what is allowed under current law. This could have an adverse impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. The exact nature and scope of the impact under any new final rule is undeterminable at this time.  See “Business - Regulation - ERISA Considerations.”

International Regulation: In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the FSB has identified nine G-SIIs, which include the AXA Group. While the precise implications of being designated a G-SII are still developing, it could have far reaching regulatory and competitive implications for the AXA Group and adversely impact AXA’s capital requirements, profitability, the fungibility of AXA’s capital and ability to provide capital/financial support for AXA Group companies, including potentially AXA Equitable, AXA’s ability to grow through future acquisitions, internal governance and could change the way AXA conducts its business and adversely impact AXA’s overall competitive position versus insurance groups that are not designated G-SIIs. The multiplicity of different regulatory regimes, capital standards and reporting requirements could increase AXA’s operational complexity and costs. All of these possibilities, if they occurred, could affect the way we conduct our business (including, for example, which products we offer) and manage capital, and may require us to satisfy increased capital requirements, all of which in turn could materially affect our competitive position, consolidated results of operations, financial condition and liquidity. See “Business - Regulation - International Regulation.”

General: From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business - Regulation.” Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our consolidated results of operations and financial condition.

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, U.S. tax law provisions afford certain benefits to life insurance and annuity products. The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding. Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See “Business - Regulation - Federal Tax Legislation.”

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

Legal and regulatory actions could have a material adverse effect on our business, reputation, and consolidated results of operations and financial condition.

A number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which we do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payment of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. In addition, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against businesses in the jurisdictions in which we do business, including actions and proceedings related to alleged discrimination, alleged breaches of fiduciary duties in connection with qualified pension plans and other general business-related matters.  Some of these matters have resulted in the award of substantial judgments including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.

From time to time, we are involved in such actions and proceedings and our consolidated results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such matters as well as in other material actions and proceedings pending against us. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter.

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues. At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be. See “Business - Regulation” and Note 17 of Notes to Consolidated Financial Statements.

Operational and other risks

Our computer systems may fail or their security may be compromised, which could adversely impact our business and consolidated results of operations and financial condition.

Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with outside vendors and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and modelling, hedging and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems and those of our outside vendors and third-party service providers may be vulnerable to physical or cyber attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our computer systems through cyber attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

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

Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our businesses or result in losses.

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

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes. If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, consolidated results of operations and financial condition. See “Business - Intellectual Property.”

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2
PROPERTIES
Insurance

AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023. At this location, AXA Equitable currently leases approximately 423,174 square feet of space, within which AXA Equitable currently occupies 135,065 square feet of space and has sub-let 288,109 square feet of space.

AXA Equitable also has the following significant office space leases: 316,332 square feet of space in Syracuse, NY, under a lease that expires in 2023, within which AXA Equitable occupies 302,112 square feet and is seeking to sublet 14,220 square feet of space; 244,957 square feet of space in Jersey City, NJ, under a lease that expires in 2023, within which AXA Equitable occupies 228,043 square feet of space and is seeking to sublet 16,914 square feet of space; 144,647 square feet of space in Charlotte, NC, under a lease that expires in 2028; and 100,993 square feet of space in Secaucus, NJ, under a lease that expires in 2018, within which AXA Equitable occupies 90,331 square feet of space and is seeking to sub-let 10,662 square feet of space.

Investment Management

AB’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AB currently leases 1,033,984 square feet of space, within which AB currently occupies approximately 599,265 square feet of space and has sub-let approximately 434,719 square feet of space. AB also leases space at two other locations in New York City; AB acquired these leases in connection with an acquisition.

In addition, AB leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031. At this location, AB currently occupies approximately 69,013 square feet of space and has sub-let (or is seeking to sub-let) approximately 194,070 square feet of space. Certain subsidiaries of AB also lease 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029. At this location, these subsidiaries currently occupy approximately 59,004 square feet of space and has sub-let approximately 33,063 square feet of space.

AB also leases other property both domestically and abroad for its operations.

Part I, Item 3.
LEGAL PROCEEDINGS
The matters set forth in Note 17 of Notes to Consolidated Financial Statements for the year ended December 31, 2015 (Part II, Item 8 of this report) are incorporated herein by reference.

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5
MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2015, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC, a wholly-owned, direct subsidiary of AXA Financial, Inc., which is an indirect, wholly-owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2015, 2014 and 2013, AXA Equitable paid $767 million, $382 million and $347 million, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements.

Part II, Item 6.
SELECTED FINANCIAL DATA
The following selected financial data have been derived from the Company’s audited consolidated financial statements. The consolidated statements of earnings (loss) for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014 have been derived from the Company’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 have been derived from the Company’s previously reported audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Millions)
Statements of Earnings (Loss) Data:
REVENUES
Universal life and investment-type product policy fee income	$3,574	$3,475	$3,546	$3,334	$3,312
Premiums	488	514	496	514	533
Net investment income (loss):
Investment income (loss) from derivative instruments	(81)	1,605	(2,866)	(978)	2,374
Other investment income	2,057	2,210	2,237	2,316	2,128
Total net investment income (loss)	1,976	3,815	(629)	1,338	4,502
Investment gains (losses), net:
Total other-than-temporary impairment losses	(41)	(72)	(81)	(96)	(36)
Portion of loss recognized in other comprehensive income (loss)	—	—	15	2	4
Net impairment losses recognized	(41)	(72)	(66)	(94)	(32)
Other investment gains (losses), net	21	14	(33)	(3)	(15)
Total investment gains (losses), net	(20)	(58)	(99)	(97)	(47)
Commissions, fees and other income	3,942	3,930	3,823	3,574	3,631
Increase (decrease) in fair value of the reinsurance contract asset	(141)	3,964	(4,297)	497	5,941
Total revenues	$9,819	$15,640	$2,840	$9,160	$17,872

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Millions)
Statements of Earnings (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2,799	$3,708	$1,691	$2,989	$4,360
Interest credited to policyholders’ account balances	978	1,186	1,373	1,166	999
Compensation and benefits	1,783	1,739	1,743	1,672	2,263
Commissions	1,111	1,147	1,160	1,248	1,195
Distribution related payments	394	413	423	367	303
Amortization of deferred sales commissions	49	42	41	40	38
Interest expense	20	53	88	108	106
Amortization of deferred policy acquisition costs	284	215	580	576	3,620
Capitalization of deferred policy acquisition costs	(615)	(628)	(655)	(718)	(759)
Rent expense	165	163	169	201	240
Amortization of other intangible assets	28	27	24	24	24
Other operating costs and expenses	1,173	1,460	1,512	1,429	1,359
Total benefits and other deductions	8,169	9,525	8,149	9,102	13,748
Earnings (loss) from operations, before income taxes	1,650	6,115	(5,309)	58	4,124
Income tax (expense) benefit	(186)	(1,695)	2,073	158	(1,298)
Net earnings (loss)	1,464	4,420	(3,236)	216	2,826
Less: net (earnings) loss attributable to the noncontrolling interest	(403)	(387)	(337)	(121)	101
Net Earnings (Loss) Attributable to AXA Equitable	$1,061	$4,033	$(3,573)	$95	$2,927

	December 31,
	2015	2014	2013	2012	2011
	(In Millions)
Balance Sheet Data:
Total investments	$52,527	$51,783	$45,977	$47,962	$44,943
Separate Accounts assets	107,497	111,059	108,857	94,139	86,419
Total Assets	194,626	196,005	183,401	176,843	164,908
Policyholders’ account balances	33,033	31,848	30,340	28,263	26,033
Future policy benefits and other policyholders’ liabilities	24,531	23,484	21,697	22,687	21,595
Short-term and long-term debt	584	689	468	523	645
Loans from affiliates	—	—	825	1,325	1,325
Separate Accounts liabilities	107,497	111,059	108,857	94,139	86,419
Total liabilities	177,018	177,880	169,960	158,913	147,365
Total AXA Equitable’s equity	14,509	15,119	10,538	15,436	14,840
Noncontrolling interest	3,086	2,989	2,903	2,494	2,703
Total equity	$17,595	$18,108	$13,441	$17,930	$17,543

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
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $566.9 billion at December 31, 2015, of which approximately $467.4 billion were managed by AB. AXA Equitable is an indirect, wholly-owned subsidiary of AXA Financial, which is itself an indirect, wholly-owned subsidiary of AXA.
The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products and investment products including mutual funds, principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AB. AB provides research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and its sell-side business, Bernstein Research Services. This segment also includes institutional Separate Accounts principally managed by AB that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.
EXECUTIVE OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity market and interest rate fluctuations, earnings would be higher than the $1.1 billion consolidated net earnings of the Company and the $900 million consolidated net earnings of the Insurance segment in 2015, respectively. These earnings were largely due to the market driven decreases in the fair values of the GMIB reinsurance contract asset and derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the decrease in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

In 2015, life insurance and annuities first year premiums and deposits decreased by $181 million from the comparable 2014 period. The decrease in first year premiums and deposits during 2015 was driven by $164 million and $17 million lower annuity and life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

In-force management. The Company continues to proactively manage its in-force business. For example:

•
GMIB/GWBL Lump Sum Option. In 2015, the Company added a lump sum option to certain contracts with GMIB and GWBL benefits.  Prior to the addition of this option, if an eligible contractholder’s adjusted account value fell to zero, the contractholder would automatically receive a stream of payments over his or her lifetime.  With this option, eligible contractholders now have the ability to receive a percentage of the present value of those lifetime payments in a one-time lump sum payment.

•
GMDB/GMIB Buyback. Beginning in 2012, the Company initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts.   Most recently in 2015, the Company initiated a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider.

The Company believes that the lump sum option and buyback programs are mutually beneficial to both the Company and contractholders who no longer need or want the GMDB, GMIB or GWBL rider.  As a result of the 2015 buyback program, the Company is assuming a change in the short-term behavior of remaining contractholders, as those who do not accept are assumed to be less likely to surrender their contract over the short term.  The Company is also incorporating the expectation that some contractholders will utilize the new lump sum option product feature.

Due to the difference in accounting recognition between the GMDB/GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of the addition of the lump sum option to certain contracts and the 2015 buyback offer is an after-tax loss of $247 million, which was recognized in 2015.  The net impact of a 2013 buyback that completed in 2014 was a decrease of $29 million and $20 million to Net earnings in 2014 and 2013, respectively.  For additional information, see “Accounting for VA Guarantee Features” in Note 2.

•
Cost of Insurance Rates (“COI”). Effective March 2016, the Company will raise COI rates for certain universal life ("UL") policies issued between 2004 and 2007 which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company is raising the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the current schedule of COI rates was established. This COI rate increase is larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings in 2015.

Legislative and Regulatory Developments. The U.S. life insurance industry is primarily regulated at the state level, with some products and services also subject to federal regulation. From time to time, our regulators may refine capital requirements, introduce new reserving standards and propose other rulemaking and/or legislation that may significantly impact our business. Recent regulatory initiatives including proposals to limit or eliminate the use of captive reinsurers, the DOL’s proposed fiduciary rule, and the NAIC’s proposed principles based reserving approach may significantly affect our business, capital requirements, consolidated results of operations and financial condition. For additional information, see “Business - Regulation” and "Risk Factors."

AB AUM. AB’s, total assets under management (“AUM”) as of December 31, 2015 were $467.4 billion, a decrease of $6.6 billion, or 1.4%, compared to December 31, 2014. During 2015, AUM decreased as a result of market depreciation of $9.8 billion partially offset by net inflows of $3.2 billion (Institutional inflows of $6.9 billion, offset by Retail outflows of $3.5 billion and Private Wealth Management outflows of $0.2 billion).

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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for 2015, 2014 and 2013, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2015	2014	2013
	(In Millions)
Income (loss) on free-standing derivatives(1)	$(245)	$1,372	$(2,959)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(141)	3,964	(4,297)
(Increase) decrease in GMDB, GMIB and GWBL and other features reserves, net of related GMDB reinsurance(3)	(367)	(1,590)	644
Total	$(753)	$3,746	$(6,612)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)

(2)	Reported in Increase (decrease) increase in fair value of reinsurance contracts in the consolidated statements of earnings (loss)

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Reinsurance ceded - AXA Arizona. The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.1 billion at December 31, 2015) and/or letters of credit ($3.2 billion at December 31, 2015). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance. These letters of credit are guaranteed by AXA.

For further information regarding this transaction, see “Item 1A-Risk Factors” and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

2015 Assumption Changes and Refinements. In 2015, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. These updates increased expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2015, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This update decreased the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. The impact of these assumption updates in 2015 was a net decrease in the fair value of the GMIB reinsurance contract asset of $746 million, a decrease in the GMDB/GMIB reserves of $637 million and a decrease in the amortization of DAC of $17 million. In 2015, the after tax impacts of these assumption updates decreased Net earnings by approximately $60 million.

Additionally in 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and variable and interest sensitive life ("VISL") reserves and amortization of DAC from 9.0% to 7.0%. The impact of this assumption update in 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In 2015, the after tax impact of this assumption update decreased Net earnings by approximately $445 million.

2014 Assumption Changes and Refinements.  In 2014, the Company updated its mortality assumption used to value future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0. The mortality for these policyholders is expected to be the same as the mortality experienced by inforce policyholders who have not yet exercised their GMIB benefit. This mortality assumption is higher (shorter expected lifespan) than for policyholders who exercise their GMIB benefit. Also, in

2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of these assumption updates in 2014 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $91 million and a decrease in the GMIB reserves of $42 million. In 2014, the after DAC and after tax impacts of these assumption updates decreased Net earnings by approximately $32 million.

In addition, in second quarter 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and guaranteed minimum accumulated benefit (“GMAB”) liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The Company also updated the fair value calculation of the GMIB reinsurance contract asset to use Life-only annuity purchase rates for certain reinsurance contracts to be consistent with the treaty terms. The net impacts of these refinements in 2014 were a $655 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively. In 2014, the after DAC and after tax impacts of these refinements increased Net earnings by approximately $401 million.

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
Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates, assumptions and judgments:

•	Insurance Revenue Recognition

•	Insurance Reserves and Policyholder Benefits

•	DAC

•	Goodwill and Other Intangible Assets

•	Investment Management Revenue Recognition and Related Expenses

•	Pension Plans

•	Share-based Compensation Programs

•	Investments – Impairments, Valuation Allowances and Fair Value Measurements

•	Income Taxes

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
The GMDB/GMIB reserve balance before reinsurance ceded was $6.8 billion at December 31, 2015. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2015

Increase/(Reduction) in GMDB/GMIB Reserves
(In Millions)
100 BP decrease in future rate of return	$1,075
100 BP increase in future rate of return	(648)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.6% to 6.5% (weighted average of 5.1%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

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
At December 31, 2015, the average rate of assumed investment yields, excluding policy loans, was 5.1% grading to 4.5% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income (loss) (“AOCI”) in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Universal Life and Investment-type Contracts
DAC associated with certain variable annuity products is amortized based on estimated assessments, with the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow

DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
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
Sensitivity of DAC to Changes in Future Mortality Assumptions
The variable and UL policies DAC balance was $2.1 billion at December 31, 2015. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.
DAC Sensitivity - Mortality
December 31, 2015

Increase/(Reduction) in DAC
(In Millions)
Decrease in future mortality by 1%	$33
Increase in future mortality by 1%	(33)

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2015, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.65% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.65% net of product weighted average Separate Account fees) and 0.0% (-2.35% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2015, current projections of future average gross market returns assume a 15.0% annualized return for the next two quarters, grading to a reversion to the mean of 7.0% in six quarters.

Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $1.8 billion at December 31, 2015. The following table provides an example of the sensitivity of the DAC balance of variable annuity and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.
DAC Sensitivity - Rate of Return
December 31, 2015

Increase/(Reduction) in DAC
(In Millions)
Decrease in future rate of return by 1%	$(76)
Increase in future rate of return by 1%	83
Goodwill and Other Intangible Assets
Goodwill recognized in the Company’s consolidated balance sheet at December 31, 2015 was $3.6 billion, solely related to the Investment Management segment and arising primarily from AB’s acquisition of SCB Inc. (the "Bernstein Acquisition") and purchases of AB Units. The Company tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment. The test requires a comparison of the fair value of the Investment Management segment to its carrying amount, including goodwill. If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit. Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.
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

Investment Management
The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its Investment Management reporting unit for purpose of goodwill impairment testing. Market transactions and metrics, including the market capitalization of AB and implied pricing of comparable companies, are used to corroborate the resulting fair value measure. Cash flow projections used by the Company in the discounted cash flow valuation technique are based on AB’s current four-year business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows, and a declining annual growth rate thereafter. The resulting present value amount, net of noncontrolling interest, is tax-effected to reflect taxes incurred at the Company level.
Key assumptions and judgments applied by management in the context of the Company’s goodwill impairment testing are particularly sensitive to equity market levels, including AB’s assets under management, revenues and profitability. Other risks to which the business of AB is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries, could negatively impact future cash flow projections used in the discounted cash flow technique. Significant or prolonged weakness in the financial markets and the economy generally would adversely impact the goodwill impairment testing for the Company’s Investment Management reporting unit. Similarly, significant or prolonged downward pressure on the market capitalization of AB relative to its carrying value likely would increase the frequency of goodwill impairment testing by AXA Equitable for its Investment Management reporting unit.
The Company annually tests this goodwill for recoverability at December 31. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of its investment in AB, the reporting unit, to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered to be impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by measuring the amount of impairment loss only if the result indicates a potential impairment. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AB as compared to its carrying value and thereby require re-performance of its annual impairment testing.
Intangible assets related to the Investment Management segment principally relate to the Bernstein Acquisition and purchases of AB Units and include values assigned to investment management contracts acquired based on their estimated fair values at the time of purchase, less accumulated amortization generally recognized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of these intangible assets were $610 million and $439 million, respectively, at December 31, 2015 and $610 million and $411 million, respectively, at December 31, 2014. Amortization expense related to these intangible assets totaled $28 million, $27 million and $24 million for the years ended December 31, 2015, 2014 and 2013 respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $29 million.

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

Pension Plans

AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution.

AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees) and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan.

Effective December 31, 2015, primary liability for the obligations of AXA Equitable under the AXA Equitable QP was transferred from AXA Equitable to AXA Financial under the terms of an Assumption Agreement (the “Assumption Transaction”). Immediately preceding the Assumption Transaction, the AXA Equitable QP had plan assets (held in a trust for the exclusive benefit of plan participants) with market value of approximately $2.2 billion and liabilities of approximately $2.4 billion. The assumption by AXA Financial and resulting extinguishment of AXA Equitable’s primary liability for its obligations under the AXA Equitable QP was recognized by AXA Equitable as a capital contribution in the amount of $211 million ($137 million, net of tax), reflecting the non-cash settlement of its net unfunded liability for the AXA Equitable QP at December 31, 2015. In addition, approximately $1.2 billion ($772 million, net of tax) unrecognized net actuarial losses related to the AXA Equitable QP and accumulated in AOCI were also transferred to AXA Financial due to the Assumption Transaction. AXA Equitable remains secondarily liable for its obligations under the AXA Equitable QP and would recognize such liability in the event AXA Financial does not perform under the terms of the Assumption Agreement.

AXA Equitable announced in the third quarter of 2013 that benefit accruals under the AXA Equitable QP would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI.

AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified retirement plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for Federal income tax purposes.

AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000. AB’s benefits are based on years of credited service and average final base salary.

For 2015, 2014 and 2013, respectively, the Company recognized net periodic cost of $53 million, $73 million and $143 million related to its qualified pension plans. Each component of net periodic pension benefits cost is based on the Company’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Equitable to measure the benefits obligations and related net periodic cost of the AXA Equitable QP reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the AXA Equitable QP were discounted using a published high-quality bond yield curve for which AXA Equitable replaced its reference to the Citigroup-AA curve with the Citigroup Above-Median-AA curve beginning in 2014, thereby reducing the PBO of AXA Equitable’s qualified pension plan and the related charge to equity to adjust the funded status of the plan by $25 million in 2014. At December 31, 2015, AXA Equitable refined its calculation of the discount rate to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient. Use of the discrete approach at December 31, 2015 produced a discount rate for the AXA Equitable QP of 3.98% as compared to a 4.00% aggregate rate, thereby increasing the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $4 million in 2015.

In fourth quarter 2015, the Society of Actuaries (SOA) released MP-2015, an update to the mortality projection scale for pension plans issued last year by the SOA, indicating that while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested. For the year ended December 31, 2015 valuations of its defined benefits plans, AXA Equitable considered this new data as well as observations made from current practice regarding how best to estimate improved trends in life expectancies. As a result, AXA Equitable concluded to change the mortality projection scale used to measure and report its defined benefit obligations from 125% Scale AA to Scale BB, representing a reasonable “fit” to the results of the AXA Equitable QP mortality experience study and more aligned to current thinking in practice with respect to projections of mortality improvements. Adoption of that change increased the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $83 million. At December 31, 2014, AXA Equitable modified its then-current use of Scale AA by adopting 125% Scale AA and introduced additional refinements to its projection of assumed mortality, including use of a full generational approach, thereby increasing the year-end 2014 valuation of the AXA Equitable QP PBO by approximately $54 million.

The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2015 and 2014. As described above, AXA Equitable refined its calculation of the discount rate for the year ended December 31, 2015 valuation of its defined benefits plans to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient.

	2015	2014
Discount rates:
Benefit obligations:
AXA Equitable QP, immediately preceding Transfer to AXA Financial	3.98%	N/A
Other AXA Equitable defined benefit plans	3.66%	N/A
AB Qualified Retirement Plan	4.3%	N/A
Benefits obligations (aggregate methodology for 2014)	N/A	3.6%
Periodic cost	3.6%	3.6%
Rates of compensation increase:
Benefit obligation	6.00%	6.00%
Periodic cost	6.46%	6.00%
Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

A 100 BP change in the discount rate assumption would have impacted the Company’s 2015 net periodic cost as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Net Periodic Pension Cost
Sensitivity - Discount Rate
Year Ended December 31, 2015

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)
100 BP increase in discount rate	$(12)
100 BP decrease in discount rate	12

Plan assets of the AXA Equitable QP are targeted to the primary investment objective of maximizing return, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets for AXA Equitable’s qualified pension plan are established by the Benefit Plans Investment Committee and are designed with a long-term investment horizon.  In the first quarter of 2014, AXA Equitable’s qualified pension plan discontinued its equity-hedging program at maturity of the underlying positions and modified the investment allocation strategy to target a 50%-50% mix of long-duration bonds and “return-seeking” assets, including equities and real estate.  Plan assets were managed during 2014 to achieve the targeted 50%-50% mix at December 31, 2014 with public equities and real estate comprising return-seeking assets and an expectation for initial investments in hedge funds to begin in the following year. In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans. At January 1, 2015, the beginning of the 2015 measurement year, the fair value of the AXA Equitable QP plan assets was $2.5 billion. Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted the Company’s net periodic cost for 2015 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.
Net Periodic Pension Cost
Sensitivity - Rate of Return
Year Ended December 31, 2015

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)
100 BP increase in expected rate of return	$(22)
100 BP decrease in expected rate of return	22

Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of the Company (excluding AB) and of AB to their qualified pension plans, including amounts expected to be contributed for 2015. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Share-based Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AB also sponsors its own unit option plans for certain of its employees. For 2015, 2014, and 2013, respectively, the Company recognized compensation costs of $211 million, $192 million and $340 million for share-based payment arrangements. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. The Company uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

Investments – Impairments, Valuation Allowances and Fair Value Measurements
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
Impairments and Valuation Allowances
The assessment of whether OTTIs have occurred is performed quarterly by the Company’s Investment Under Surveillance ("IUS") Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months; and (iii) equity securities for which fair value has declined and remained below cost by 20% or greater or remained below cost for a period of 6 months or greater. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.
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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable
Consolidated Results of Operations

	2015	2014	2013
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,574	$3,475	$3,546
Premiums	488	514	496
Net investment income (loss):
Investment income (loss) from derivative instruments	(81)	1,605	(2,866)
Other investment income (loss)	2,057	2,210	2,237
Total net investment income (loss)	1,976	3,815	(629)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(41)	(72)	(81)
Portion of loss recognized in other comprehensive income	—	—	15
Net impairment losses recognized	(41)	(72)	(66)
Other investment gains (losses), net	21	14	(33)
Total investment gains (losses), net	(20)	(58)	(99)
Commissions, fees and other income	3,942	3,930	3,823
Increase (decrease) in the fair value of the reinsurance contract asset	(141)	3,964	(4,297)
Total revenues	9,819	15,640	2,840
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,799	3,708	1,691
Interest credited to policyholders’ account balances	978	1,186	1,373
Compensation and benefits	1,783	1,739	1,743
Commissions	1,111	1,147	1,160
Distribution related payments	394	413	423
Amortization of deferred sales commission	49	42	41
Interest expense	20	53	88
Amortization of deferred policy acquisition costs	284	215	580
Capitalization of deferred policy acquisition costs	(615)	(628)	(655)
Rent expense	165	163	169
Amortization of other intangible assets	28	27	24
Other operating costs and expenses	1,173	1,460	1,512
Total benefits and other deductions	8,169	9,525	8,149
Earnings (loss) from operations, before income taxes	1,650	6,115	(5,309)
Income tax (expense) benefit	(186)	(1,695)	2,073
Net earnings (loss)	1,464	4,420	(3,236)
Less: net (earnings) loss attributable to the noncontrolling interest	(403)	(387)	(337)
Net Earnings (Loss) Attributable to AXA Equitable	$1,061	$4,033	$(3,573)

The consolidated earnings narratives that follow discuss the results for 2015 compared to 2014’s results, followed by the results for 2014 compared to 2013’s results. For additional information, see “Accounting for VA Guarantee Features”, above.

Year ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net earnings attributable to the Company in 2015 were $1.1 billion, a decrease of $3.0 billion from the $4.0 billion of net earnings attributable to the Company in 2014. The decrease is primarily attributable to a $141 million decrease in the fair value of the GMIB reinsurance contract asset, $81 million of investment losses from derivative instruments and a $367 million increase in GMDB/GMIB/GWBL reserves in 2015 compared to a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset, $1.6 billion of investment income from derivative instruments and a $1.6 billion increase in GMDB/GMIB/GWBL reserves in 2014.

The decrease was partially offset by lower interest credited to policyholder’s account balances and higher Universal life and investment-type product policy fee income in 2015 as compared to the comparable 2014 period. The Company recorded an income tax expense of $186 million and $1.7 billion in 2015 and 2014, respectively.

Net earnings attributable to the noncontrolling interest were $403 million in 2015 as compared to $387 million in 2014. The increase was principally due to higher earnings from AB in 2015 as compared to 2014.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.5 billion in 2015, a decrease of $2.9 billion from net earnings of $4.4 billion reported in 2014.

Income tax expense in 2015 was $186 million, primarily due to the $1.0 billion pre-tax earnings in the Insurance segment, compared to income tax expense of $1.7 billion in 2014, primarily due to the $5.5 billion pre-tax earnings in the Insurance segment. Income tax expense in 2015 decreased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income tax expense in 2014 was decreased by a $212 million benefit related to the completion of the 2006 and 2007 IRS audit. In 2015 and 2014, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.

Earnings from operations before income taxes were $1.7 billion in 2015, a decrease of $4.5 billion from the $6.1 billion in pre-tax earnings reported in 2014. The Insurance segment’s pre-tax earnings from operations totaled $1.0 billion in 2015; $4.5 billion lower than the $5.5 billion pre-tax earnings in 2014. The Investment Management segment’s pre-tax earnings were $618 million in 2015, $15 million higher than the $603 million pre-tax earnings reported in 2014. The Insurance segment’s lower pre-tax earnings in 2015 as compared to 2014 were primarily due to a $141 million decrease in the fair value of the GMIB reinsurance contract asset, $96 million of investment losses from derivative instruments and a $367 million increase in GMDB/GMIB/GWBL reserves in 2015 compared to a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset, $1.6 billion of investment income from derivative instruments and a $1.6 billion increase in GMDB/GMIB/GWBL reserves in 2014. The $15 million higher pre-tax earnings from operations in the investment management segment in 2015 were primarily due to $15 million of investment income from derivative instruments in 2015 compared to $19 million of investments losses from derivative instruments in 2014 and $19 million lower distribution related payments partially offset by $16 million lower other investment income, $7 million higher amortization of deferred sales commission, $6 million higher compensation and benefits and $6 million higher other operating expenses in 2015 as compared to 2014.

Total revenues were $9.8 billion in 2015, a decrease of $5.8 billion from revenues of $15.6 billion reported in 2014. The Insurance segment reported total revenues of $6.8 billion in 2015, a $5.8 billion decrease from the $12.6 billion reported in 2014. The Investment Management segment reported total revenues of $3.0 billion, a $14 million increase from the $3.0 billion of revenues reported in 2014. The decrease in Insurance segment revenues was principally due to a $141 million decrease in the fair value of the GMIB reinsurance contract asset and $1.7 billion lower investment income from derivative instruments ($96 million investment losses in 2015 compared to $1.6 billion investment income in 2014) partially offset by $99 million higher Universal life and investment-type product policy fee income and $43 million lower investment losses. The increase in the Investment Management segment’s revenues in 2015 was primarily due to an increase in income from derivative instruments ($15 million of income in 2015 compared to a $19 million loss in 2014) partially offset by $16 million lower other investment income.

Total benefits and expenses were $8.2 billion in 2015, a decrease of $1.3 billion from the $9.5 billion reported in 2014. The Insurance segment’s total benefits and expenses were $5.8 billion, a decrease of $1.3 billion from 2014 total of $7.1 billion. The Investment Management segment’s total expenses for 2015 were $2.4 billion, $1 million lower than the $2.4 billion in expenses in 2014. The Insurance segment’s decrease was principally due to $909 million lower policyholders’ benefits, $208 million lower interest credited to policyholder’s account balances and $293 million lower other operating costs and expenses partially offset by $69 million higher amortization of DAC. The decrease in expenses for the Investment Management segment was principally due to $19 million lower distribution related payments offset by $7 million higher amortization of deferred sales commissions, $6 million higher other operating expenses and $6 million higher compensation and benefits expenses..
Year ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net earnings attributable to the Company in 2014 were $4.0 billion, an increase of $7.6 billion from the $3.6 billion of net loss attributable to the Company in 2013. The increase is primarily attributable to a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset and $1.6 billion of investment income from derivatives which were not fully offset by the $1.6 billion increase in GMDB/GMIB/GWBL/GMAB reserves in 2014 as compared to a $4.3 billion decrease in the fair value of the GMIB reinsurance contract asset and $2.9 billion of investment losses from derivative instruments which were not fully offset by the $644 million decrease in GMDB/GMIB/GWBL/GMAB reserves in 2013. Also contributing to the higher 2014 Net earnings was $365 million lower amortization of DAC and $187 million lower interest credited to policyholders’ account balances in 2014 when compared to 2013. The Company recorded an income tax expense of $1.7 billion in 2014 as compared to an income tax benefit of $2.1 billion in 2013.

Net earnings attributable to the noncontrolling interest were $387 million in 2014 as compared to $337 million in 2013. The increase was principally due to higher earnings from AB in 2014 as compared to 2013.

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

Total benefits and expenses were $9.5 billion in 2014, an increase of $1.4 billion from the $8.1 billion total for 2013. The Insurance segment’s total benefits and expenses were $7.1 billion, an increase of $1.3 billion from 2013 total of $5.8 billion. The Investment Management segment’s total expenses for 2014 were $2.4 billion, $57 million higher than the $2.3 billion in expenses in 2013. The Insurance segment’s increase was principally due to $2.0 billion higher policyholders’ benefits and lower DAC capitalization of $27 million partially offset by lower DAC amortization ($215 million in 2014 as compared to $580 million in 2013), $187 million lower interest credited to policyholders’ account balances, $60 million lower compensation and benefit costs, $53 million lower other operating costs and expenses and a decrease in interest expense of $36 million. The increase in expenses for the Investment Management segment was principally due to $56 million higher compensation and benefit expenses and $36 million higher other operating costs and expenses partially offset by the absence of $28 million restructuring charges recorded in 2013 and $10 million lower distribution related payments.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance - Results of Operations

	2015	2014	2013
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,574	$3,475	$3,546
Premiums	488	514	496
Net investment income (loss):
Investment income (loss) from derivative instruments	(96)	1,624	(2,847)
Other investment income	1,994	2,136	2,123
Total net investment income (loss)	1,898	3,760	(724)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(41)	(72)	(81)
Portion of loss recognized in other comprehensive income	—	—	15
Net impairment losses recognized	(41)	(72)	(66)
Other investment gains (losses), net	25	13	(25)
Total investment gains (losses), net	(16)	(59)	(91)
Commissions, fees and other income	1,019	1,002	1,016
Increase (decrease) in the fair value of the reinsurance contract asset	(141)	3,964	(4,297)
Total revenues	6,822	12,656	(54)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,799	3,708	1,691
Interest credited to policyholders’ account balances	978	1,186	1,373
Compensation and benefits	493	455	515
Commissions	1,111	1,147	1,160
Amortization of deferred policy acquisition costs	284	215	580
Capitalization of deferred policy acquisition costs	(615)	(628)	(655)
Rent expense	37	33	38
Interest expense	19	52	87
All other operating costs and expenses	683	976	1,029
Total benefits and other deductions	5,789	7,144	5,818
Earnings (Loss) from Operations, Before Income Taxes	$1,033	$5,512	$(5,872)
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014 – Insurance
Revenues

In 2015, the Insurance segment reported total revenues of $6.8 billion, a $5.9 billion decrease from the $12.7 billion reported in 2014. The decrease in Insurance segment revenues was principally due to a $141 million decrease in the fair value of the GMIB reinsurance contract asset compared to a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset in 2015, $1.7 billion lower investment income from derivative instruments ($96 million investment losses in 2015 compared to $1.6 billion investment income in 2014) and $142 million lower other investment income partially offset by $99 million higher Universal life and investment-type product policy fee income and $43 million lower investment losses.

Universal life and investment-type product policy fee income increased $99 million to $3.6 billion in 2015 from $3.5 billion in 2014. The increase was principally due to $211 million higher policy fee income earned on variable annuity and variable and interest sensitive life products partially offset by a $112 million higher increase in the initial fee liability in 2015 as compared to 2014. During 2015, management made an out of period adjustment in the amortization of initial fee liability for certain VISL products resulting in a $112 million increase in the initial fee liability and favorable changes in expected future margins on VISL products increased the initial fee liability by $29 million and $20 million in 2015 and 2014, respectively.

Premiums totaled $488 million in 2015, $26 million lower than the $514 million in 2014. This decrease primarily resulted from lower traditional life insurance sales.

Net investment income (loss) decreased $1.9 billion to $1.9 billion in 2015 from $3.8 billion in 2014. The decrease resulted from a $1.7 billion decrease in investment income from derivative instruments ($96 million investment losses in 2015 compared to $1.6 billion investment income in 2014), a $123 million decrease in equity income in limited partnerships, a $15 million decrease in interest income on loans to an affiliate and $27 million and $11 million lower investment income from trading account securities and fixed maturities, respectively, partially offset by $32 million higher income from mortgage loans on real estate. The Insurance segment reported a $245 million loss from derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and $149 million of income from derivatives used to hedge risks associated with interest margins on interest sensitive life and other annuity contracts in 2015 as compared to $1.4 billion of income from derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and $252 million of income from derivatives used to hedge risks associated with interest margins on interest sensitive life and other annuity contracts in 2014. The 2015 investment loss from derivatives instruments was primarily driven by an increase in interest rates and equity market volatility during 2015. The 2014 investment income from derivative instruments was primarily driven by a decrease in interest rates and relatively flat equity markets.

Investment gains (losses), net was a loss of $16 million in 2015, as compared to a loss of $59 million in 2014. The Insurance segment’s investment loss, net in 2015 was primarily due to $31 million lower write-downs of fixed maturities ($41 million in 2015 and $72 million in 2014) and $6 million higher realized gains from fixed maturities.

Commissions, fees and other income increased $17 million to $1.0 billion in 2015 as compared to $1.0 billion in 2014. This increase was primarily due to $17 million higher fee income for AXA Distributors, including $10 million higher service fee income from MONY Life Insurance Company of America ("MONY America") as a result of AXA Financial’s strategy to sell life insurance product outside of New York through MONY America. Included in commission fees and other income were fees earned by AXA Equitable FMG of $707 million and $711 million in 2015 and 2014, respectively.

In 2015, there was a $141 million decrease in the fair value of the GMIB reinsurance contract asset as compared to the $4.0 billion increase in its fair value in 2014; both periods’ changes reflected existing capital market conditions. Included in 2015 were the impacts from increasing interest rates and decreasing equity markets which increased the fair value of the reinsurance contract asset by $490 million and $33 million, respectively. These increases were more than offset by the impacts of updated assumptions resulting from managements’ expectation of future pro-rata withdrawals, election rates and lapse rates which collectively decreased the fair value of the GMIB reinsurance contract asset by $746 million. In addition, management updated its assumptions reflecting inforce management actions from the Company’s lump sum option and the 2015 GMIB buyback offer to certain policyholder’s GMIB contracts which decreased the fair value of the reinsurance contract asset by $306 million. Other changes in the fair value of the GMIB reinsurance contract asset including volatility and inforce spreads increased the fair value of the GMIB reinsurance contract asset by $448 million.

Included in 2014 was the impact from decreasing interest rates which increased the fair value of the GMIB reinsurance contract asset by $3.7 billion. In addition in 2014, refinements to the fair value calculation of the GMIB reinsurance contract asset and updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014 increased the fair value of the GMIB reinsurance contract asset by $655 million and $62 million, respectively. Partially offsetting these increases was the impact from improvements in equity markets which decreased the fair value of the GMIB reinsurance contract asset by $609 million. In addition, in 2014, the Company updated its mortality assumption used to value future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the fair value of the GMIB reinsurance contract asset by $153 million.
Benefits and Other Deductions

In 2015 total benefits and other deductions were $5.8 billion, a decrease of $1.3 billion from the 2014 total of $7.1 billion. The decrease was principally due to $909 million lower policyholders’ benefits, $208 million lower interest credited to policyholder’s account balances and $293 million lower other operating costs and expenses partially offset by $69 million higher amortization of DAC.

Policyholders’ benefits decreased $909 million to $2.8 billion in 2015 from $3.7 billion in 2014. The decrease was primarily due to a $1.2 billion lower increase in GMDB/GMIB reserves (increase of $353 million and $1.5 billion in 2015 and 2014, respectively) and a $31 million lower increase in GWBL and GMAB reserves (increases of $14 million and $45 million in 2015 and 2014 respectively). In addition, in 2015 reserves for variable and interest-sensitive life products were decreased by $71 million to reflect an assumption update for the actual COI rate increase. These decreases were partially offset by a $173 million increase in benefits paid and $116 million higher net increase in the no lapse guarantee reserve (reflecting a $55 million decrease in ceded reserves as a result of model refinements in the calculation of affiliated ceded reserves).

The 2015 $353 million increase in the GMDB/GMIB reserves reflects the impacts of changes in capital markets which increased the GMDB/GMIB reserves by $249 million. The 2015 GMDB/GMIB reserve balance also includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $129 million increase in reserves to reflect updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who do not accept the GMIB buyout offer program initiated in fourth quarter 2015. Partially offsetting these increases was a $637 million decrease in reserves resulting from the Company’s updated expectations of election, partial withdrawal and long-term lapse rates. Also decreasing the GMIB and GWBL reserves in 2015 were the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in 2015 which decreased the GMIB and GWBL reserve by $55 million.

The 2014 $1.5 billion increase in the GMDB/GMIB reserves reflects the impacts of changes in capital markets which increased the GMDB/GMIB reserves by $1.8 billion. The increase in the GMDB/GMIB reserves also includes updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014, model refinements and updated assumptions of future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the GMIB/DB reserves by $152 million. The 2014 increase in GWBL and GMAB reserves reflects refinements in the fair value calculation of these reserves which increased the reserve by $37 million.

In 2015, interest credited to policyholders’ account balances totaled $978 million, a decrease of $208 million from the $1.2 billion reported in 2014 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees and lower amortization of sales inducements.

Total compensation and benefits totaled $493 million in 2015, a $38 million increase from $455 million in 2014, primarily due to higher salary costs, employee benefits and share based compensation.

In 2015, commission expense totaled $1.1 billion, a decrease of $36 million compared to 2014, principally due to a decrease in indexed universal life product sales.

In 2015, interest expense totaled $19 million; a decrease of $33 million from $52 million in 2014. The decrease is due to the repayment of a $500 million callable 7.1% surplus note during the second quarter of 2014 and repayment of a $325 million surplus note with an interest rate of 6.0% in fourth quarter 2014 to AXA Financial.

DAC amortization was $284 million in 2015, an increase of $69 million from $215 million of DAC amortization in 2014. The increase in DAC amortization is primarily due to higher baseline amortization partially offset by $103 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) and updates to the RTM and lapse assumptions in 2015 compared to $56 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in 2014.

DAC capitalization totaled $615 million in 2015, a decrease of $13 million from the $628 million reported in 2014. The decrease was primarily due to a $12 million decrease in first year commissions and a $1 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $683 million in 2015, a decrease of $293 million from the $976 million reported in 2014. The decrease is primarily related to a $195 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, a decrease of $68 million in amortization of deferred cost of reinsurance with third parties and $39 million lower restructuring costs partially offset by an increase of $30 million in consulting fees and $26 million higher legal expenses.
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

In 2014, there was a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as an embedded derivative, as compared to the $4.3 billion decrease in its fair value in 2013; both periods’ changes reflected existing capital market conditions. Included in 2014 was the impact from decreasing interest rates which increased the fair value of the GMIB reinsurance contract asset by $3.7 billion. In addition in 2014, refinements to the fair value calculation of the GMIB reinsurance contract asset and updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014 increased the fair value of the GMIB reinsurance contract asset by $655 million and $62 million, respectively. Partially offsetting these increases was the impact from improvements in equity markets which decreased the fair value of the GMIB reinsurance contract asset by $609 million. In addition in 2014 the Company updated its mortality assumption used to value future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the fair value of the GMIB reinsurance contract asset by $153 million.

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

Policyholders’ benefits increased $2.0 billion to $3.7 billion in 2014 from $1.7 billion in 2013. The increase was primarily due to the $1.5 billion increase in GMDB/GMIB reserves and a $45 million increase in GWBL and GMAB reserves in 2014 as compared to a $488 million decrease in GMDB/GMIB reserves and a $156 million decrease in the GWBL and GMAB reserves in 2013; both periods reflecting changes in interest rate and equity markets. In 2014, benefits paid and other changes in policyholder’s benefits increased $14 million to $1.9 billion from $1.9 billion in the comparable 2013 period. These increases in policyholders’ benefits were partially offset by a $122 million lower increase in the no lapse guarantee reserves and by the absence of a $56 million increase in the premium deficiency reserve recorded for the major medical business in 2013.

The 2014 increase in GMDB/GMIB reserves reflects updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014, model refinements and updated assumptions of future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the GMIB/DB reserves by $152 million. The 2014 increase in GWBL and GMAB reserves reflects refinements in the fair value calculation of these reserves which increased the reserve by $37 million. In 2013 policyholder benefits included a $177 million increase in GMIB reserves related to refining the projection of future GMIB costs and a $30 million increase in the no lapse guarantee reserve related to mortality assumption updates for variable and interest sensitive life products, which were updated based on emerging experience.

In 2014, interest credited to policyholders’ account balances totaled $1.2 billion, a decrease of $187 million from the $1.4 billion reported in 2013 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices, ETF and commodity prices subject to guarantees.

Total compensation and benefits totaled $455 million in 2014, a $60 million decrease from $515 million in 2013. The decrease is primarily related to lower employee benefits and stock-based compensation partially offset by higher accruals for incentive compensation and profit sharing.

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

Premiums and Deposits

The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. Variable annuity products continue to account for the majority of the Company’s sales.

The following table lists sales for major insurance product lines for 2015, 2014 and 2013. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded:
Premiums and Deposits

	2015	2014	2013
	(In Millions)
Retail:
Annuities
First year	$3,702	$3,775	$3,772
Renewal	2,195	2,146	1,773
	5,897	5,921	5,545
Life(1)
First year	156	174	189
Renewal	1,682	1,712	1,743
	1,838	1,886	1,932
Other(2)
First year	—	—	2
Renewal	229	240	171
	229	240	173
Total retail	7,964	8,047	7,650
Wholesale:
Annuities
First year	4,137	4,228	4,182
Renewal	247	187	158
	4,384	4,415	4,340
Life(1)
First year	33	32	62
Renewal	630	627	607
	663	659	669
Total wholesale	5,047	5,074	5,009
Total Premiums and Deposits	$13,011	$13,121	$12,659

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.
2015 Compared to 2014.
Total premiums and deposits for insurance and annuity products for 2015 were $13.0 billion, a $110 million decrease from $13.1 billion in 2014 while total first year premiums and deposits decreased $181 million to $8.0 billion in 2015 from $8.2 billion in 2014. The annuity line’s first year premiums and deposits decreased $164 million to $7.8 billion principally due to a $91 million and $73 million decrease in sales in the wholesale and retail channels, respectively. First year premiums and deposits for the life insurance products decreased $17 million, primarily due to lower sales of UL and term life products in the retail channel.

The decrease in variable annuity sales for 2015 was primarily due to lower sales of certain variable annuity products with enhanced guarantee benefits, generally consistent with industry wide decreases of annuity sales. The decrease in first year annuity sales were partially offset by higher sales of certain variable annuities that do not include enhanced guarantee benefits.
2014 Compared to 2013.
Total premiums and deposits for insurance and annuity products in 2014 were $13.0 billion, a $389 million increase from $12.7 billion in 2013 while total first year premiums and deposits increased $2 million to $8.2 billion in 2014 from $8.2 billion in 2013. The annuity line’s first year premiums and deposits increased $49 million to $8.0 billion principally due to a $46 million and $3 million increase in the wholesale and retail channels respectively. First year premiums and deposits for the life insurance products decreased $45 million, primarily due to the $30 million and $15 million decreases in sales of UL and term insurance products in the wholesale and retail channels, respectively.
Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

				Rates(1)
	2015	2014	2013	2015	2014	2013
	(Dollars in Millions)
Annuities	$7,493	$9,202	$8,923	6.3%	7.8%	8.1%
Variable and interest-sensitive life	737	747	814	3.6%	3.6%	4.1%
Traditional life	189	192	215	2.6%	2.5%	2.8%
Total	$8,419	$10,141	$9,952

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.
2015 Compared to 2014.
Surrenders and withdrawals decreased $1.7 billion, from $10.1 billion in 2014 to $8.4 billion in 2015. There was a decrease of $1.7 billion in individual annuities surrenders and withdrawals with decreases of $10 million and $3 million, respectively, in variable and interest sensitive and traditional life products. The annuities surrender rate decreased to 6.3% in 2015 from 7.8% in 2014. Annuity surrenders in 2015 and 2014 include $201 million and $1.8 billion of surrenders related to the Company’s buyback programs to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of these programs, the Company expects a change in the short-term behavior of policyholders, as those who do not accept the offer are assumed to be less likely to lapse their contract over the short term.
2014 Compared to 2013.
Surrenders and withdrawals increased $189 million, from $9.9 billion in 2013 to $10.1 billion in 2014. There was an increase of $279 million in individual annuities surrenders and withdrawals with decreases of $67 million and $23 million, respectively, in variable and interest sensitive and traditional life products. The annuities surrender rate decreased to 7.8% in 2014 from 8.1% in 2013. Annuity surrenders in 2014 and 2013 include $1.8 billion and $2.2 billion of surrenders related to the Company’s buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. As a result of this program, the Company expects a change in the short term behavior of policyholders, as those who did not accept the offer are assumed to be less likely to lapse their contract over the short-term. The individual life insurance products’ surrender rate decreased to 3.3% in 2014 from 3.7% in 2013.

Investment Management.
The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for 2015, 2014 and 2013.
Investment Management - Results of Operations

	2015	2014	2013
	(In Millions)
Revenues:
Investment advisory and service fees	$1,974	$1,958	$1,849
Distribution revenues	427	445	465
Bernstein research services	493	483	445
Other revenues	102	109	106
Commissions, fees and other income	2,996	2,995	2,865
Net investment income (losses)	33	15	58
Investment gains (losses), net	(4)	1	(8)
Total revenues	3,025	3,011	2,915
Expenses:
Compensation and benefits	1,291	1,285	1,229
Distribution related payments	394	413	423
Amortization of deferred sales commissions	49	42	41
Interest expense	1	1	1
Real estate charges	—	—	28
Rent expense	128	130	131
Amortization of other intangible assets, net	28	27	24
Other operating costs and expenses	516	510	474
Total expenses	2,407	2,408	2,351
Earnings (losses) from Operations before Income Taxes	$618	$603	$564
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014 – Investment Management
Revenues
Revenues totaled $3.0 billion in 2015, an increase of $14 million from $3.0 billion in 2014. The Increase is primarily due to higher net investment income, Investment advisory services fees and Bernstein research services of $18 million, $16 million and $10 million, respectively, partially offset by decreases in distribution revenues and investment gains of $18 million and $5 million, respectively.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In 2015, investment advisory and services fees totaled $2.0 billion, an increase of $16 million from the $2.0 billion in 2014. The increase includes an increase of $45 million in base fees offset by decrease of $29 million in performance-based fees. The decrease in performance-based fees primarily resulted from major equity market declines during the year. Institutional investment advisory and services fees increased $1 million primarily due to a $12 million increase in base fees offset by decrease in performance based fees of $11 million. Retail investment advisory and services fees decreased $11 million, primarily due to a $12 million decrease in performance base fees. Private Wealth Management base and performance fees increased $25 million, primarily as a result of a $32 million increase in base fees, which primarily resulted from an increase in average billable AUM, partially offset by decrease of $7 million in performance based fees.

Bernstein research revenues increased $10 million in 2015 as compared to 2014. The increase was the result of growth in the U.S. and Asia, partially offset by a combination of pricing pressure in Europe and weakness in European currencies compared to the U.S. dollar.

Distribution revenues decreased $18 million in 2015 as compared to 2014, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $18 million increase in net investment income (loss) to $33 million in 2015 as compared to $15 million of income in 2014 was principally due to $34 million higher investment income from derivative instruments ($15 million of income in 2015 as compared to a loss of $19 million in 2014) and $17 million higher investment income from mark-to-market income on investments held by AB’s consolidated private equity fund ($11 million of investment income in 2015 as compared to $6 million of investment loss in 2014). These increases were offset by a $35 million decrease in unrealized losses from equity trading securities ($15 million unrealized losses in 2015 as compared to $20 million of unrealized gains in 2014).

Investment gains (losses), net were losses of $4 million in 2015 as compared to gains of $1 million in 2014 principally from realized and unrealized gains (losses) on deferred compensation related investments.

Expenses

The Investment Management segment’s total expenses were $2.4 billion in 2015, a decrease of $1 million from the $2.4 billion in 2014 primarily due to lower distribution related payments offset by increases in amortization of deferred sales commissions, compensation and benefits and other operating expenses.

For 2015, employee compensation and benefits expenses for the Investment Management segment were $1.3 billion as compared to $1.3 billion in 2014. The $6 million increase was primarily attributable to higher base compensation of $16 million and higher fringes/other of $6 million partially offset by lower commissions of $14 million and incentive compensation of $6 million.

The distribution related payments decreased $19 million to $394 million in 2015 from $413 million in 2014 primarily as a result of lower distribution revenues.

The $6 million increase in other operating costs and expenses to $516 million for 2015 as compared to $510 million in 2014 was primarily due to higher portfolio services expenses of $8 million, higher technology expenses of $4 million and an increase in execution and clearing costs of $4 million. The increases were offset partially by decreases in marketing costs, office related expenses and travel and entertainment of $8 million.
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

Distribution revenues decreased $20 million in 2014 as compared to 2013. Two of AB’s subsidiaries act as distributors and/or placing agents of AB sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues typically are in line with fluctuations of the corresponding average AUM of these mutual funds.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividends, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $43 million decrease in net investment income (loss) to $15 million in 2014 as compared to $58 million in 2013 was primarily due to $28 million lower investment income from mark-to-market income on investments held by AB’s consolidated private equity fund ($6 million of investment loss in 2014 as compared to $22 million of investment income in 2013) and $18 million lower unrealized gains on equity trading securities ($20 million of unrealized gains in 2014 as compared to $38 million in 2013).

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

Real estate charges decreased $28 million in 2014 as compared to the comparable period in 2013, primarily due to one-time real estate charges in 2013. The $28 million charge in 2013 included $17 million of additional sublease losses resulting from the extension of sublease marketing periods by AB.

The $36 million increase in other operating costs and expenses to $510 million for 2014 as compared to $474 million in 2013 was primarily due to increases in trade execution and clearing costs of $9 million, marketing and communications costs of $7 million and portfolio services and transfer fees of $7 million.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

	At or For the Years Ended December 31,
	2015	2014	2013
	(In Millions)
FEES
Third party	$1,900	$1,894	$1,780
General Account and other	46	36	44
Separate Accounts	28	27	25
Total Fees	$1,974	$1,957	$1,849
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party	$387,872	$391,946
General Account and other(3)	48,405	48,802
Separate Accounts(3)	31,163	33,252
Total AB	467,440	474,000
AXA Equitable
General Account and other(2)	21,367	19,039
Separate Accounts	78,051	79,633
Total Group	99,418	98,672
Total by Account:
Third party(1)	387,872	391,946
General Account and other(2)	69,788	67,841
Separate Accounts(3)	109,198	112,885
Total Assets Under Management	$566,858	$572,672

(1)
Includes $41.4 billion and $38.8 billion of assets managed on behalf of AXA affiliates at December 31, 2015 and 2014, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $13.7 billion and $12.1 billion at December 31, 2015 and 2014, respectively, as well as mortgages and equity real estate totaling $7.7 billion and $6.9 billion at December 31, 2015 and 2014, respectively.

(3)	Includes $1.7 billion of MLOA Separate Accounts assets managed by AB.

Fees for assets under management increased 0.9% from 2014 to 2015 and increased 5.9% from 2013 to 2014, in line with the change in average assets under management for the General Account and third parties.
Total assets under management decreased $5.8 billion to $566.9 billion.  The $5.8 billion decrease at December 31, 2015 as compared to December 31, 2014 resulted primarily from market depreciation partially offset by institutional inflows.

Changes in assets under management at AB for 2015 and 2014 were as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	17.0	0.9	34.5	4.8	0.6	13.1	70.9
Redemptions/terminations	(13.8)	(1.3)	(33.0)	(2.8)	(0.5)	(2.8)	(54.2)
Cash flow/unreinvested dividends	(5.5)	(2.7)	(4.5)	(0.9)	(0.1)	0.2	(13.5)
Net long-term (outflows) inflows	(2.3)	(3.1)	(3.0)	1.1	—	10.5	3.2
Acquisitions	—	—	—	—	—	—	—
AUM adjustment(3)	0.1	—	—	(0.1)	—	—	—
Market appreciation (depreciation)	0.3	(0.9)	(9.0)	0.9	(0.1)	(1.0)	(9.8)
Net change	(1.9)	(4.0)	(12.0)	1.9	(0.1)	9.5	(6.6)
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	15.2	1.7	43.3	4.6	0.6	7.1	72.5
Redemptions/terminations	(14.9)	(1.0)	(29.4)	(3.4)	(0.7)	(4.3)	(53.7)
Cash flow/unreinvested dividends	(5.0)	(3.4)	(7.4)	0.1	0.6	1.4	(13.7)
Net long-term (outflows) inflows	(4.7)	(2.7)	6.5	1.3	0.5	4.2	5.1
Acquisitions	2.9	—	—	—	—	—	2.9
AUM adjustment(3)	(0.1)	—	(1.4)	—	—	(0.1)	(1.6)
Market appreciation (depreciation)	6.6	3.8	3.3	1.6	0.3	1.6	17.2
Net change	4.7	1.1	8.4	2.9	0.8	5.7	23.6
Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and Retail funds seed capital for which we do not charge an investment management fee from AUM.

Average assets under management at Alliance Bernstein by distribution channel and investment services were as follows:

	Years Ended December 31,			% Change
	2015	2014	2013	2015-14	2014-13
	(In Billions)
Distribution Channel:
Institutions	$242.9	$234.3	$225.4	3.6%	4.0%
Retail	160.6	159.6	149.4	0.6	6.8
Private Wealth Management	77.2	73.6	67.9	4.9	8.4
Total	$480.7	$467.5	$442.7	2.8%	5.6%
Investment Service:
Equity Actively Managed	$113.2	$111.2	$100.0	1.8%	11.2%
Equity Passively Managed(1)	49.3	49.6	45.1	(0.6)	10.0
Fixed Income Actively
Managed – Taxable	217.7	219.5	221.4	(0.8)	(0.9)
Fixed Income Actively
Managed – Tax-exempt	32.6	30.4	30.1	7.2	1.3
Fixed Income Passively
Managed(1)	10.1	9.7	8.6	4.1	12.6
Other(2)	57.8	47.1	37.5	22.7	25.5
Total	$480.7	$467.5	$442.7	2.8%	5.6%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

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
The General Account’s portfolio and investment results support the insurance and annuity liabilities of the Insurance segment’s business operations. The following table reconciles the consolidated balance sheet asset and liability amounts to GAIA.
Net General Account Investment Assets
December 31, 2015

Balance Sheet Captions:	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Fixed maturities, available for sale, at fair value	$31,893	$(205)	$32,098
Mortgage loans on real estate	7,171	(309)	7,480
Policy Loans	3,393	(106)	3,499
Other equity investments	1,477	136	1,341
Trading securities	6,805	502	6,303
Other invested assets	1,788	1,788	—
Total investments	52,527	1,806	50,721
Cash and cash equivalents	3,028	2,317	711
Short-term and long-term debt	(584)	(584)	—
Total	$54,971	$3,539	$51,432

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2015		2014		2013
	Yield	Amount	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.24%	$1,299	4.6%	$1,329	4.64%	$1,341
Ending assets		30,777		29,908		27,870
Below investment grade
Income	6.98%	109	6.57%	121	6.58%	134
Ending assets		1,321		1,847		1,937
Mortgages:
Income (loss)	5.07%	354	5.27%	336	5.51%	315
Ending assets		7,480		6,794		6,015
Other Equity Investments:
Income (loss)	4.49%	66	12.14%	204	13.25%	203
Ending assets		1,341		1,632		1,653
Policy Loans:
Income	6.09%	213	6.13%	216	6.16%	219
Ending assets		3,499		3,515		3,542
Cash and Short-term Investments:
Income	—%	(2)	0.03%	1	0.06%	1
Ending assets		711		1,895		1,506
Trading Securities:
Income	0.80%	44	0.91%	38	0.18%	5
Ending assets		6,303		4,513		3,658
Total Invested Assets:
Income	4.03%	2,083	4.53%	2,245	4.81%	2,218
Ending Assets		51,432		50,104		46,181
Debt and Other:
Interest expense and other		(9)		(15)		(16)
Ending assets (liabilities)		—		(201)		(200)
Total:
Investment income	4.10%	2,074	4.63%	2,230	4.83%	2,202
Less: investment fees	(0.11)%	(55)	(0.11)%	(52)	(0.13)%	(59)
Investment Income, Net	3.99%	$2,019	4.52%	$2,178	4.7%	$2,143
Ending Net Assets		$51,432		$49,903		$45,981

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At December 31, 2015, 74.0% of the fixed maturity portfolio was publicly traded. At December 31, 2015, GAIA held commercial mortgage backed securities ("CMBS") with an amortized cost of $591 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.  The General Account had $2.6 billion or 8.2% of exposure to the oil and gas industry ($1.7 billion in the Energy sector, $755 million in the Utility sector and $128 million in other sectors) at December 31, 2015. Of the total oil and gas industry related securities the General Account held at December 31, 2015 an amortized cost of $2.5 billion or 95.7% was above investment grade. Given recent market conditions the Company expects some of these securities to fall below investment grade in the future. See “Fixed Maturities by Industry” below.

The decline in the book yield for the twelve months ended December 31, 2015 when compared to the comparable 2014 period was accompanied by an increase in the credit quality of the portfolio.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.
Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At December 31, 2015
Corporate Securities:
Finance	$4,680	$188	$18	$4,850
Manufacturing	5,837	270	110	5,997
Utilities	3,235	200	44	3,391
Services	2,942	126	35	3,033
Energy	1,728	46	96	1,678
Retail and wholesale	1,069	38	10	1,097
Transportation	819	49	12	856
Other	74	2	1	75
Total corporate securities	20,384	919	326	20,977
U.S. government	8,783	279	305	8,757
Commercial mortgage-backed	591	29	87	533
Residential mortgage-backed(2)	607	32	—	639
Preferred stock	592	57	2	647
State & municipal	437	68	1	504
Foreign governments	397	36	17	416
Asset-backed securities	68	10	1	77
Total	$31,859	$1,430	$739	$32,550
At December 31, 2014
Corporate Securities:
Finance	$5,519	$296	$7	$5,808
Manufacturing	5,982	426	20	6,388
Utilities	3,327	330	8	3,649
Services	2,969	231	13	3,187
Energy	1,660	113	17	1,756
Retail and wholesale	1,108	73	3	1,178
Transportation	774	75	2	847
Other	78	3	—	81
Total corporate securities	21,417	1,547	70	22,894
U.S. government	6,668	672	26	7,314
Commercial mortgage-backed	855	22	142	735
Residential mortgage-backed(2)	752	42	—	794
Preferred stock	829	69	10	888
State & municipal	441	78	—	519
Foreign governments	405	48	7	446
Asset-backed securities	86	15	1	100
Total	$31,453	$2,493	$257	$33,689

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”), evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $895 million, or 2.8%, of the total fixed maturities at December 31, 2015 and $1.4 billion, or 4.4%, of the total fixed maturities at December 31, 2014. Gross unrealized losses on public and private fixed maturities increased from $257 million in 2014 to $739 million in 2015. Below investment grade fixed maturities represented 12.4% and 41.6% of the gross unrealized losses at December 31, 2015 and 2014, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in 2015 than in the prior year.

Public Fixed Maturities Credit Quality. The following table sets forth the General Account’s public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2015
1	Aaa, Aa, A	$16,263	$789	$360	$16,692
2	Baa	6,831	332	137	7,026
	Investment grade	23,094	1,121	497	23,718
3	Ba	354	4	29	329
4	B	101	—	7	94
5	C and lower	28	—	2	26
6	In or near default	3	—	—	3
	Below investment grade	486	4	38	452
Total Public Fixed Maturities		$23,580	$1,125	$535	$24,170
At December 31, 2014
1	Aaa, Aa, A	$15,068	$1,429	$71	$16,426
2	Baa	6,979	534	36	7,477
	Investment grade	22,047	1,963	107	23,903
3	Ba	668	31	8	691
4	B	107	5	1	111
5	C and lower	13	1	1	13
6	In or near default	16	—	5	11
	Below investment grade	804	37	15	826
Total Public Fixed Maturities		$22,851	$2,000	$122	$24,729

(1)	At December 31, 2015 and 2014, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.     The following table sets forth the General Account’s private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2015
1	Aaa, Aa, A	$4,167	$180	$47	$4,300
2	Baa	3,703	120	103	3,720
	Investment grade	7,870	300	150	8,020
3	Ba	243	1	7	237
4	B	46	—	7	39
5	C and lower	76	—	17	59
6	In or near default	44	4	23	25
	Below investment grade	409	5	54	360
Total Private Fixed Maturities		$8,279	$305	$204	$8,380
At December 31, 2014
1	Aaa, Aa, A	$4,370	$257	$28	$4,599
2	Baa	3,667	225	15	3,877
	Investment grade	8,037	482	43	8,476
3	Ba	280	4	10	274
4	B	73	—	9	64
5	C and lower	98	—	21	77
6	In or near default	114	7	52	69
	Below investment grade	565	11	92	484
Total Private Fixed Maturities		$8,602	$493	$135	$8,960

(1)
Includes, as of December 31, 2015 and 2014, respectively, 19 securities with amortized cost of $313 million (fair value, $307 million) and 38 securities with amortized cost of $447 million (fair value, $452 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.     The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2015
1	Aaa, Aa, A	$9,800	$514	$54	$10,260
2	Baa	9,911	396	232	10,075
	Investment grade	19,711	910	286	20,335
3	Ba	568	6	36	538
4	B	75	—	3	72
5	C and lower	29	—	1	28
6	In or near default	1	3	—	4
	Below investment grade	673	9	40	642
Total Corporate Fixed Maturities		$20,384	$919	$326	$20,977
At December 31, 2014
1	Aaa, Aa, A	$10,548	$813	$20	$11,341
2	Baa	10,072	706	39	10,739
	Investment grade	20,620	1,519	59	22,080
3	Ba	681	21	9	693
4	B	85	—	2	83
5	C and lower	30	1	—	31
6	In or near default	1	6	—	7
	Below investment grade	797	28	11	814
Total Corporate Fixed Maturities		$21,417	$1,547	$70	$22,894

(1)
Includes, as of December 31, 2015 and 2014, respectively, 18 securities with amortized cost of $312 million (fair value, $306 million) and 38 securities with amortized cost of $447 million (fair value, $452 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At December 31, 2015, the amortized cost and fair value of asset-backed securities held were $68 million and $77 million, respectively; at December 31, 2014, those amounts were $86 million and $99 million, respectively. At December 31, 2015, the amortized cost and fair value of asset-backed securities collateralized by sub-prime mortgages were $7 million and $7 million, respectively. At that same date, the amortized cost and fair value of asset-backed securities collateralized by non-sub-prime mortgages were $11 million and $11 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).
Commercial Mortgage-Backed Securities
December 31, 2015

Vintage	Moody’s Agency Rating					Total December 31, 2015	Total December 31, 2014
	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$17	$12	$4	$7	$63	$103	$150
2005	7	3	—	32	175	217	410
2006	—	—	—	1	195	196	217
2007	—	—	—	—	75	75	78
Total CMBS	$24	$15	$4	$40	$508	$591	$855
At fair value:
2004 and Prior Years	$17	$12	$4	$7	$56	$96	$138
2005	7	3	—	33	169	212	380
2006	—	—	—	1	156	157	154
2007	—	—	—	—	68	68	63
Total CMBS	$24	$15	$4	$41	$449	$533	$735
Mortgages
Investment Mix
At December 31, 2015 and 2014, respectively, approximately 14.7% and 14.0%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2015	December 31, 2014
	(In Millions)
Commercial mortgage loans	$5,230	$4,797
Agricultural mortgage loans	2,330	$2,085
Total Mortgage Loans	$7,560	$6,882

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	December 31, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Middle Atlantic	$2,101	27.8%	$1,957	28.4%
Pacific	2,014	26.6	1,736	25.2
South Atlantic	879	11.6	875	12.7
West North Central	603	8.0	497	7.3
Mountain	567	7.5	544	7.9
East North Central	535	7.1	551	8.0
West South Central	413	5.5	412	6.0
New England	272	3.6	187	2.7
East South Central	176	2.3	123	1.8
Total Mortgage Loans	$7,560	100%	$6,882	100%
By Property Type:
Agricultural properties	$2,330	30.8%	$2,085	30.3%
Office buildings	2,251	29.8	1,902	27.6
Apartment complexes	1,622	21.5	1,418	20.6
Retail Stores	471	6.2	522	7.6
Hospitality	400	5.3	439	6.4
Industrial buildings	377	5.0	405	5.9
Other	109	1.4	111	1.6
Total Mortgage Loans	$7,560	100%	$6,882	100%

At December 31, 2015, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 46.0%.
The following table provides information relating to the Loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of December 31, 2015 and 2014 respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2015

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$1,120	$116	$379	$444	$280	$51	$2,390
50% - 70%	1,538	433	933	1,151	302	47	4,404
70% - 90%	141	—	208	138	124	46	657
90% plus	63	—	—	46	—	—	109
Total Commercial and Agricultural Mortgage Loans	$2,862	$549	$1,520	$1,779	$706	$144	$7,560

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2015.
Mortgage Loans by Year of Origination

	December 31, 2015
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2015	$1,378	18.2%
2014	1,736	23.0
2013	1,731	22.9
2012	1,053	13.9
2011	799	10.6
2010 and prior	863	11.4
Total Mortgage Loans	$7,560	100%

At December 31, 2015 and 2014, respectively, $32 million and $3 million of mortgage loans were classified as problem loans while $63 million and $63 million were classified as potential problem loans and $16 million and $93 million were classified as restructured loans.

The TDR mortgage loan shown in the table below has been modified four times since 2011. The modifications were to extend the maturity from its original maturity of November 5, 2014 to December 5, 2016 and to extend interest only payments through maturity. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of the majority of the underlying collateral and $32 million from a charge-off. The remaining $16 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.
Troubled Debt Restructuring - Modifications
December 31, 2015

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(Dollars In Millions)
Commercial mortgage loans	1	$16	$16
There were no default payments on the above loan during 2015.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2015 and 2014.

	Commercial Mortgage Loans
	2015	2014	2013
	(In Millions)
Allowance for credit losses:
Beginning Balance, January 1,	$37	$42	$34
Charge-offs	(32)	(14)	—
Recoveries	(1)	—	(2)
Provision	2	9	10
Ending Balance, December 31,	$6	$37	$42
Ending Balance, December 31,
Individually Evaluated for Impairment	$6	$37	$42

Other Equity Investments

At December 31, 2015, private equity partnerships, hedge funds and real-estate related partnerships were 92.2% of total other equity investments. These interests, which represent 2.4% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	December 31, 2015	December 31, 2014
	(In Millions)
Common stock	$105	$261
Joint ventures and limited partnerships:
Private equity	884	995
Hedge funds	254	279
Real estate related	106	105
Total Other Equity Investments	$1,349	$1,640

Derivatives
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, equity options as well as repo transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.
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
For GMDB, GMIB, GIB and GWBL and other features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and other features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

The Company has in place a hedge program utilizing interest rate swaps to partially protect the overall profitability of future variable annuity sales against declining interest rates.

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
Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time, the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At December 31, 2015 and 2014, there were no positions outstanding for these programs.

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

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The SNAC under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

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
Derivative Instruments by Category
At or For the Year Ended December 31, 2015

				Gains (Losses) Reported in Net Earnings (Loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,929	$—	$—	$(92)
Swaps	1,213	7	20	(45)
Options	7,358	1,042	653	13
Interest rate contracts:(1)
Floors	1,800	61	—	12
Swaps	13,653	348	104	(7)
Futures	8,685	—		(81)
Swaptions	—	—		118
Credit contracts:(1)
Credit default swaps	2,412	14	37	(14)
Net investment income				(96)
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	(141)
GWBL and other features(2)	—	—	184	(56)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(38)
Balance, December 31, 2015	$42,050	$12,042	$1,308	$(331)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category
At or For the Year Ended December 31, 2014

				Gains (Losses) Reported in Net Earnings (Loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$5,821	$—	$—	$(517)
Swaps	1,051	21	11	(74)
Options	6,896	1,215	742	196
Interest rate contracts:(1)
Floors	2,100	120	—	9
Swaps	11,558	603	12	1,511
Futures	10,647	—		459
Swaptions	4,800	72		37
Credit contracts:(1)
Credit default swaps	1,911	7	27	4
Net investment income				1,625
Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	3,964
GWBL and other features(2)	—	—	128	(128)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(199)
Balance, December 31, 2014	$44,784	$12,749	$1,300	$5,262

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholder liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Dodd-Frank Wall Street Reform and Consumer Protection Act
Since June 2013, various new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act have become effective, requiring financial entities, including U.S. life insurers, to clear certain types of newly-executed OTC derivatives with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of OTC derivatives covered by these regulations. Centrally cleared OTC derivatives, protected by initial margin requirements and higher quality collateral are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and cleared OTC derivative contracts. Further regulations are expected to increase the amount and quality of collateral required to be posted for non-cleared OTC derivatives by requiring initial and cash-only variation margin for uncleared swaps. Additional regulations are being and will be proposed that are expected to reduce various risks, including the risk of a “run on the bank” scenario in the event of the insolvency of a dealer.
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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	2015	2014	2013
	(In Millions)
Fixed maturities	$(18)	$(54)	$(80)
Other equity investments	3	(3)	(4)
Other	(1)	(3)	(7)
Total	$(16)	$(60)	$(91)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses), Net

	2015	2014	2013
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$43	$47	$87
Total gross realized investment gains	43	47	87
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(41)	(72)	(66)
Gross losses on sales and maturities	(20)	(29)	(101)
Total gross realized investment losses	(61)	(101)	(167)
Total	$(18)	$(54)	$(80)
The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	2015	2014	2013
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(22)	$(33)	$(18)
Private fixed maturities	(19)	(39)	(48)
Total fixed maturities securities	(41)	(72)	(66)
Equity securities	—	(3)	(4)
Total	$(41)	$(75)	$(70)
OTTI on fixed maturities recorded in net earnings (loss) in 2015, 2014 and 2013 were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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
General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$2,819	14.1%	$3,137	15.6%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2	32	0.2
At contract value, less surrender charge of 5% or more	1,399	7.0	1,678	8.3
Subtotal	1,430	7.2	1,710	8.5
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,793	78.7	15,315	75.9
Total Annuity Reserves And Deposit Liabilities	$20,042	100%	$20,162	100%
Analysis of Statement of Cash Flows
Years Ended December 31, 2015 and 2014
Cash and cash equivalents of $3.0 billion at December 31, 2015 increased $302 million from $2.7 billion at December 31, 2014.
Net cash used in operating activities was $286 million in 2015 as compared to net cash used in operating activities of $617 million in 2014. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $2.4 billion, $374 million lower than the $2.8 billion net cash used by investing activities in 2014. The decrease was principally due to $1.8 billion lower net purchase of investments which was partially offset by $717 million higher net purchases of trading account securities, $470 million lower cash inflows from cash settlement related to derivatives and $368 million higher purchase of short-term investments.
Cash flows provided by financing activities decreased $809 million from $3.8 billion in 2014 to $3.0 billion in 2015. The impact of the net deposits to policyholders’ account balances was $3.9 billion and $4.0 billion in 2015 and 2014, respectively. During 2015, the Company entered into $860 million of net repurchase and reverse repurchase agreements. Change in short-term borrowings decreased $95 million in 2015 compared to a decrease of $221 million in 2014, which primarily reflect

AllianceBernstein’s commercial paper program activity. Change in collateralized pledged assets and liabilities decreased $272 million in 2015, $690 million less than the $418 million increase in 2014. In 2015, AXA Equitable paid $767 million of shareholder cash dividends to AXA Financial and repaid a $200 million surplus note to a third party at maturity. In 2014, AXA Equitable paid $382 million of shareholder cash dividends and repaid $825 million of surplus notes to AXA Financial.
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
Net cash used in investing activities was $2.8 billion, $656 million lower than the $3.4 billion net cash used by investing activities in 2013. The decrease was principally due to cash inflows related to derivatives of $999 million in 2014 as compared to cash outflows of $2.5 billion in 2013 and AB’s $61 million purchase of CPH partially offset by $2.8 billion higher net purchases of investments.
Cash flows provided by financing activities increased $1.4 billion from $2.4 billion in 2013 to $3.8 billion in 2014. The impact of the net deposits to policyholders’ account balances was $4.0 billion and $4.3 billion in 2014 and 2013, respectively. Included in 2014 deposits to policyholders’ account balances are $500 million of funding agreements with the FHLBNY. During 2014 there was an increase of $950 million due to securities sold under a repurchase agreement and an increase in the change in collateralized assets and liabilities of $1.1 billion compared to a decrease of $388 million in 2013. Change in short-term borrowings increased $221 million in 2014 compared to a decrease of $55 million in the 2013, which primarily reflect AB’s commercial paper program activity. The increases in cash provided by financing activities were partially offset by $382 million of dividends paid to AXA Financial in 2014 and distributions to noncontrolling interest of $401 million in 2014 as compared to $306 million in 2013. In both second quarter 2014 and 2013, the Company repaid $500 million 7.1% callable surplus notes to AXA Financial which were scheduled to mature on December 1, 2018. In addition, the Company repaid a $325 million 6.0% callable surplus note to AXA Financial in 2014 which was scheduled to mature on December 1, 2035.
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
AXA Equitable’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment—Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder.
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
AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2015, this asset pool included an aggregate of $2.5 billion in highly liquid short-term investments, as compared to $2.0 billion at December 31, 2014. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.
In 2015, ACMC, LLC, a wholly-owned subsidiary of AXA Equitable, received cash distributions from AB and AB Holding of $190 million as compared to $187 million in 2014. In 2015, AXA Equitable received cash distributions from AXA Equitable FMG of $350 million as compared to $300 million in 2014.

FHLBNY and repurchase agreements.  As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral.  As entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLB stock, AXA Equitable has purchased FHLBNY stock of $31 million, as of December 31, 2015.  At December 31, 2015, AXA Equitable had $500 million of outstanding funding agreements with the FHLBNY.  In addition, in second quarter 2015, the Company expanded its program of entering into repurchase agreements.  AXA Equitable previously entered into $950 million of repurchase agreements in the fourth quarter of 2014. At December 31, 2015, the total outstanding balance of repurchase agreements was $1.9 billion.  The Company utilized these funding and repurchase agreements for asset liability management purposes.

Third-party borrowings. In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note paid interest semi-annually and matured on December 1, 2015. The Company repaid the note at maturity.
At December 31, 2015, AXA Equitable had no short-term or long-term debt outstanding.
Affiliated borrowings. At December 31, 2015 and 2014 AXA Equitable had no affiliated borrowings outstanding.
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
Off Balance Sheet Transactions. At December 31, 2015 and 2014, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements.
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit primarily related to reinsurance as well as $568 million and $866 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2015.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At December 31, 2015, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.1 billion at December 31, 2015) and/or letters of credit ($3.2 billion at December 31, 2015). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required and permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity. For additional information, see “Item 1A - Risk Factors”.

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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1.5 billion during 2016. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In 2015, AXA Equitable paid $767 million in shareholder dividends and transferred approximately 10.0 million in Units of AB (fair value of $245 million) in the form of a dividend to its parent, AXA Equitable Financial Services, LLC ("AEFS"). In 2014, AXA Equitable paid $382 million, in shareholder dividends. In 2013, AXA Equitable paid $234 million in shareholder dividends and transferred approximately 10.9 million in Units of AB (fair value of $234 million) in the form of a dividend to AEFS.
For 2015, 2014 and 2013, respectively, AXA Equitable’s statutory net income (loss) totaled $2.0 billion, $1.7 billion and $(28) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.9 billion and $5.8 billion at December 31, 2015 and 2014, respectively.
For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors”.
AB
AB’s primary sources of liquidity have been cash flows from operations, the issuance of commercial paper and proceeds from sales of investments. AB requires financial resources to fund distributions to its General Partner and Unitholders, capital expenditures, repayments of commercial paper and purchases of Holding Units to fund deferred compensation plans.
Debt and Credit Facilities

At December 31, 2015 and 2014, AB had $584 million and $489 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.3% respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2015 and 2014 were $388 million and $335 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2015, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of December 31, 2015 and 2014, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During 2015 and 2014, AB and SCB LLC did not draw upon the Credit Facility.
In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while one has no stated limit.

As of December 31, 2015 and 2014, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2015 and 2014 were $4 million and $6 million, respectively, with weighted average interest rates of approximately 1.2% and 1.1% for 2015 and 2014, respectively.
AB’s financial condition and access to public and private debt markets should provide adequate liquidity for AB’s general business needs. AB’s Management believes that cash flow from operations and the issuance of debt and AB Units or Holding Units will provide AB with the resources necessary to meet its financial obligations. For further information, see AB’s Annual Report on Form 10-K for the year ended December 31, 2015.
Other AB Transactions
AB engages in open-market purchases of AB Holding Units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2015 and 2014, AB purchased 8.5 million and 3.6 million Holding units for $218 million and $93 million respectively. These amounts reflect open-market purchases of 5.8 million and 0.3 million Holding units for $151 million and $7 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.
AB granted to employees and eligible directors 7.4 million restricted AB Holding unit awards (including 7.0 million granted in December for 2015 year-end awards). During 2014, AB granted to employees and eligible directors 7.6 million restricted AB Holding awards (including 6.6 million granted in December 2014 for 2014 year-end awards and 6.5 million granted in December 2013 for 2013 year-end awards). Prior to third quarter 2013, AB funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust. In 2014, AB Holding used Holding units repurchased during the fourth quarter of 2014 and newly-issued Holding units to fund restricted Holding awards.
Effective July 1, 2013, management of AB and AB Holding retired all unallocated Holding units in AB’s consolidated rabbi trust. To retire such units, AB delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AB units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AB’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AB and AB Holding intend to retire additional units as AB purchases Holding units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding units is not available in the rabbi trust to fund new awards, AB Holding will issue new Holding units in exchange for newly-issued AB units, as was done in December 2014.
Off-Balance Sheet Arrangements
AB had no off-balance sheet arrangements other than the guarantees that are discussed below.
Guarantees
Under various circumstances, AB guarantees the obligations of its consolidated subsidiaries.
AB maintains a guarantee in connection with the $1.0 billion AB Credit Facility. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $400 million for three of SCB LLC’s uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCB LLC, its U.K.-based broker-dealer and its Cayman subsidiary. AB also maintains three additional guarantees with other commercial banks, under which it guarantees approximately $361 million of obligations for AB’s U.K.-based broker-dealer. In the event any of these entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
AB also has three smaller guarantees with a commercial bank totaling approximately $3 million, under which it guarantees certain obligations in the ordinary course of business of two foreign subsidiaries.
AB has not been required to perform under any of the above agreements and currently has no liability in connection with these agreements.

In December 2015, AB provided a 60-day guarantee to a commercial bank for borrowings by a company-sponsored fund up to a maximum of $50 million. The bank provided the fund with a limited partner subscription line for the unfunded commitments of the fund’s limited partners. The fund is expected to repay the bank by calling capital from its limited partners. To the extent the fund is not able to repay the loan to the bank, AB will repay the loan under the guarantee, up to $50 million. The fund will repay AB for all amounts paid by AB under the guarantee. AB has not been required to perform under this guarantee and currently has no liability in connection with this guarantee.

CONTRACTUAL OBLIGATIONS
The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates: See Notes 10, 11, 12 and 16 of Notes to the Consolidated Financial Statements and “Certain Relationships and Related Party Transactions” contained elsewhere herein and AB’s Report on Form 10-K for the year ended December 31, 2015 for information on related party transactions.
A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:
Contractual Obligations - December 31, 2015

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 -5 years	Over 5 years
	(In Millions)
Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities(1)	$91,167	$2,004	$4,243	$5,269	$79,651
FHLBNY Funding Agreements	500	500	—	—	—
AB commercial paper	584	584	—	—	—
Operating leases	1,933	216	416	355	946
AB Funding commitments	37	9	15	13	—
Employee benefits	62	6	9	11	36
Total Contractual Obligations	$94,283	$3,319	$4,683	$5,648	$80,633

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

Unrecognized tax benefits of $470 million including $12 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During 2009, AB entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2015, AB had funded $32 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2015, AB had funded $1 million of this commitment.

During 2012, AB entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2015, AB had funded $6 million of this commitment.

At year-end 2015, AB had a $232 million accrual for compensation and benefits, of which $135 million is expected to be paid in 2016, $14 million in 2017 and 2018, $29 million in 2019-2020 and the rest thereafter. Further, AB expects to make contributions to its qualified profit sharing plan of approximately $14 million in each of the next four years.

In addition, the Company has obligations under contingent commitments at December 31, 2015, including: AB’s Credit Facility and commercial paper program; AXA Equitable’s $18 million undrawn letters of credit; as well as the Company’s $568 million and $866 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 16 and 17 of Notes to Consolidated Financial Statements.

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
Insurance Segment
Insurance Segment results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account (“General Account Investment Assets”) and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk - Fair Value. Insurance Segment assets with interest rate risk include available-for-sale and trading fixed maturities and mortgage loans that make up 89.2% of the carrying value of General Account Investment Assets at December 31, 2015. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 BP increase in interest rates at December 31, 2015 and 2014 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2015		December 31, 2014
	Fair Value	Balance After +100 BP Change	Fair Value	Balance After +100 BP Change
	(In Millions)
Fixed Income Investments:
Available-for-sale:
Fixed rate	$30,677	$28,656	$37,628	$34,862
Floating rate	523	522	722	719
Trading securities:
Fixed rate	5,690	5,587	4,333	4,251
Floating rate	466	463	162	161
Mortgage loans	$7,171	$6,875	$7,010	$6,683
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
Investments with Equity Price Risk – Fair Value.    The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2015 and 2014:

Equity Price Risk Exposure

	December 31, 2015		December 31, 2014
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Equity Investments
Available-For-Sale	$32	$29	$32	$29
Trading	$108	$98	$—	$—
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
Liabilities with Interest Rate Risk - Fair Value. At December 31, 2015 and 2014, the aggregate carrying values of insurance contracts with interest rate risk were $2.7 billion and $2.8 billion, respectively. The aggregate fair value of such liabilities at December 31, 2015 and 2014 were $2.8 billion and $2.9 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $109 million and $133 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
Asset/liability management is integrated into many aspects of the Insurance Segment’s operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
At December 31, 2014, the aggregate fair value of short-term and long-term debt surplus notes issued by AXA Equitable was $212 million. The table below shows the potential fair value exposure to an immediate 100 BP decrease in interest rates from those prevailing at the end of 2014. During 2015, the Company repaid the note at maturity.
Interest Rate Risk Exposure

	December 31, 2014
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
At December 31, 2015 and 2014, the net fair values of the Company’s derivatives were $658 million and $1.2 billion, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Insurance Segment - Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After -100 BP Change	Fair Value	Balance After +100 BP Change
	(In Millions, Except for Weighted Average Term)
December 31, 2015
Floors	$1,800	2	$75	$61	$42
Swaps	13,653	5	2,096	244	(1,294)
Futures	8,685		(75)	—	100
Swaption	—	0	—	—	—
Credit Default Swaps	2,412	4	(23)	(23)	(23)
Total	$26,550		$2,073	$282	$(1,175)
December 31, 2014
Floors	$2,100	2	$139	$120	$100
Swaps	11,558	3	2,194	591	(696)
Futures	10,647		192	—	(114)
Swaption	4,800	2	445	72	6
Credit Default Swaps	1,911	3	(19)	(20)	(19)
Total	$31,016		$2,951	$763	$(723)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
December 31, 2015
Futures	$6,929	0	$—	$621
Swaps	1,213	1	(13)	127
Options	7,358	2	389	68
Total	$15,500		$376	$816
December 31, 2014
Futures	$5,821		$—	$533
Swaps	1,051	0	10	152
Options	6,896	2	472	262
Total	$13,768		$482	$947

In addition to the freestanding derivatives discussed above, the Company has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $10.6 billion and $10.7 billion at December 31, 2015 and 2014, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2015 and 2014, respectively, would increase the balances of the reinsurance contract asset to $11.5 billion and $11.7 billion. Also, the SCS, SIO, MSO, IUL, GIB, GWBL and other feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features was $494 million and $508 million at December 31, 2015 and 2014, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2015 and 2014, respectively, would be to decrease the liability balance to $258 million and $331 million.
Investment Management
AB’s investments consist of trading and available-for-sale investments and other investments. AB’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AB and other private investment vehicles.
Investments with Interest Rate Risk – Fair Value.    The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 BP increase in interest rates at all maturities from the levels prevailing at December 31, 2015 and 2014:
Interest Rate Risk Exposure

	December 31, 2015		December 31, 2014
	Fair Value	Balance After +100 BP Point	Fair Value	Balance After +100 BP Change
	(In Millions)
Fixed Income Investments:
Trading	$208	$196	$196	$185
Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AB management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of its investments in fixed income mutual funds and fixed income hedge funds, they are based on AB’s exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to AB management’s assessment of changing market conditions and available investment opportunities.
Investments with Equity Price Risk – Fair Value.    AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2015 and 2014:
Equity Price Risk Exposure

	December 31, 2015		December 31, 2014
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Equity Investments:
Trading	$332	$299	$410	$369
Available-for-sale and other investments	130	117	157	141

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AB management’s view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of AB’s investments in equity mutual funds and equity hedge funds, they are based on AB’s exposure at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to AB management’s assessment of changing market conditions and available investment opportunities.
For further information on AB’s market risk, see AB L.P. and AB Holding’s Annual Reports on Form 10-K for the year ended December 31, 2015.

Part II, Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
AXA EQUITABLE LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2016

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS	(In Millions)
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $31,201 and 30,795)	$31,893	$33,034
Mortgage loans on real estate (net of valuation allowances of $6 and $37)	7,171	6,463
Policy loans	3,393	3,408
Other equity investments	1,477	1,757
Trading securities, at fair value	6,805	5,143
Other invested assets	1,788	1,978
Total investments	52,527	51,783
Cash and cash equivalents	3,028	2,716
Cash and securities segregated, at fair value	565	476
Broker-dealer related receivables	1,971	1,899
Securities purchased under agreements to resell	79	—
Deferred policy acquisition costs	4,469	4,271
Goodwill and other intangible assets, net	3,733	3,762
Amounts due from reinsurers	4,466	4,051
Loans to affiliates	1,087	1,087
Guaranteed minimum income benefit reinsurance asset, at fair value	10,570	10,711
Other assets	4,634	4,190
Separate Accounts’ assets	107,497	111,059
Total Assets	$194,626	$196,005
LIABILITIES
Policyholders’ account balances	$33,033	$31,848
Future policy benefits and other policyholders liabilities	24,531	23,484
Broker-dealer related payables	404	551
Securities sold under agreements to repurchase	1,890	950
Customers related payables	1,715	1,501
Amounts due to reinsurers	131	74
Short-term debt	584	689
Current and deferred income taxes	4,647	4,785
Other liabilities	2,586	2,939
Separate Accounts’ liabilities	107,497	111,059
Total liabilities	177,018	177,880
Redeemable Noncontrolling Interest	$13	$17

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
(CONTINUED)

	2015	2014
EQUITY	(In Millions)
AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	5,321	5,957
Retained earnings	8,958	8,809
Accumulated other comprehensive income (loss)	228	351
Total AXA Equitable’s equity	14,509	15,119
Noncontrolling interest	3,086	2,989
Total equity	17,595	18,108
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$194,626	$196,005

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,574	$3,475	$3,546
Premiums	488	514	496
Net investment income (loss):
Investment income (loss) from derivative instruments	(81)	1,605	(2,866)
Other investment income (loss)	2,057	2,210	2,237
Total net investment income (loss)	1,976	3,815	(629)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(41)	(72)	(81)
Portion of loss recognized in other comprehensive income (loss)	—	—	15
Net impairment losses recognized	(41)	(72)	(66)
Other investment gains (losses), net	21	14	(33)
Total investment gains (losses), net	(20)	(58)	(99)
Commissions, fees and other income	3,942	3,930	3,823
Increase (decrease) in the fair value of the reinsurance contract asset	(141)	3,964	(4,297)
Total revenues	9,819	15,640	2,840
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,799	3,708	1,691
Interest credited to policyholders’ account balances	978	1,186	1,373
Compensation and benefits	1,783	1,739	1,743
Commissions	1,111	1,147	1,160
Distribution related payments	394	413	423
Amortization of deferred sales commissions	49	42	41
Interest expense	20	53	88
Amortization of deferred policy acquisition costs	284	215	580
Capitalization of deferred policy acquisition costs	(615)	(628)	(655)
Rent expense	165	163	169
Amortization of other intangible assets	28	27	24
Other operating costs and expenses	1,173	1,460	1,512
Total benefits and other deductions	8,169	9,525	8,149
Earnings (loss) from operations, before income taxes	1,650	6,115	$(5,309)
Income tax (expense) benefit	(186)	(1,695)	2,073
Net earnings (loss)	1,464	4,420	(3,236)
Less: net (earnings) loss attributable to the noncontrolling interest	(403)	(387)	(337)
Net Earnings (Loss) Attributable to AXA Equitable	$1,061	$4,033	$(3,573)
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,464	$4,420	$(3,236)
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(25)	(21)	(12)
Change in unrealized gains (losses), net of reclassification adjustment	(881)	969	(1,199)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(4)	(23)	299
Total other comprehensive income (loss), net of income taxes	(910)	925	(912)
Comprehensive income (loss)	554	5,345	(4,148)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(388)	(358)	(345)
Comprehensive Income (Loss) Attributable to AXA Equitable	$166	$4,987	$(4,493)
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning and end of year	$2	$2	$2
Capital in excess of par value, beginning of year	5,957	5,934	5,992
Deferred tax on dividend of AB Units	(35)	(26)	—
Non cash capital contribution from AXA Financial (See Note 12)	137	—	—
Transfer of unrecognized net actuarial loss of the AXA Equitable Qualified Pension Plan to AXA Financial (see Note 15)	(772)	—	—
Changes in capital in excess of par value	34	49	(58)
Capital in excess of par value, end of year	5,321	5,957	5,934
Retained earnings, beginning of year	8,809	5,205	9,125
Net earnings (loss)	1,061	4,033	(3,573)
Stockholder dividends	(912)	(429)	(347)
Retained earnings, end of year	8,958	8,809	5,205
Accumulated other comprehensive income (loss), beginning of year	351	(603)	317
Transfer of unrecognized net actuarial loss of the AXA Equitable Qualified Pension Plan to AXA Financial (see Note 15)	772	—	—
Other comprehensive income (loss)	(895)	954	(920)
Accumulated other comprehensive income (loss), end of year	228	351	(603)
Total AXA Equitable’s equity, end of year	14,509	15,119	10,538
Noncontrolling interest, beginning of year	2,989	2,903	2,494
Repurchase of AB Holding units	(154)	(62)	(76)
Net earnings (loss) attributable to noncontrolling interest	403	387	337
Dividends paid to noncontrolling interest	(414)	(401)	(306)
Dividend of AB Units by AXA Equitable to AXA Financial	145	48	113
Other comprehensive income (loss) attributable to noncontrolling interest	(15)	(29)	8
Other changes in noncontrolling interest	132	143	333
Noncontrolling interest, end of year	3,086	2,989	2,903
Total Equity, End of Year	$17,595	$18,108	$13,441
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In Millions)
Net earnings (loss)	$1,464	$4,420	$(3,236)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	978	1,186	1,373
Universal life and investment-type product policy fee income	(3,574)	(3,475)	(3,546)
Net change in broker-dealer and customer related receivables/payables	(38)	(525)	(740)
(Income) loss related to derivative instruments	81	(1,605)	2,866
Change in reinsurance recoverable with affiliate	(581)	(128)	(176)
Investment (gains) losses, net	20	58	99
Change in segregated cash and securities, net	(89)	505	571
Change in deferred policy acquisition costs	(331)	(413)	(74)
Change in future policy benefits	961	1,647	(384)
Change in current and deferred income taxes	258	1,448	(1,754)
Real estate related write-off charges	—	25	56
Change in accounts payable and accrued expenses	38	(259)	33
Change in the fair value of the reinsurance contract asset	141	(3,964)	4,297
Contribution to pension plans	—	(6)	—
Amortization of deferred compensation	172	171	159
Amortization of deferred sales commission	49	42	41
Amortization of reinsurance cost	39	302	302
Other depreciation and amortization	(18)	44	122
Amortization of other intangibles	28	27	24
Other, net	116	(117)	128
Net cash provided by (used in) operating activities	(286)	(617)	161
Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,996	2,975	3,691
Sales of investments	1,284	1,099	3,444
Purchases of investments	(6,145)	(6,751)	(6,057)
Purchases of trading account securities	(12,501)	(7,014)	(3,794)
Sales maturities and repayment of trading account securities	10,810	6,077	1,893
Cash settlements related to derivative instruments	529	999	(2,500)
Purchase of business, net of cash acquired	—	(61)	—
Change in short-term investments	(363)	(5)	—
Decrease in loans to affiliates	—	—	5
Increase in loans to affiliates	—	—	(56)
Investment in capitalized software, leasehold improvements and EDP equipment	(71)	(83)	(67)
Other, net	35	(9)	12
Net cash provided by (used in) investing activities	$(2,426)	$(2,773)	$(3,429)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(CONTINUED)

	2015	2014	2013
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,821	$5,034	$5,469
Withdrawals and transfers to Separate Accounts	(880)	(1,075)	(1,188)
Change in short-term financings	95	221	(55)
Change in collateralized pledged liabilities	(270)	430	(663)
Change in collateralized pledged assets	(2)	(12)	(18)
Repayment of Loans from Affiliates	—	(825)	(500)
Repayment of long term debt	(200)	—	—
Shareholder dividends paid	(767)	(382)	(234)
Repurchase of AB Holding units	(214)	(90)	(113)
Distribution to noncontrolling interest in consolidated subsidiaries	(414)	(401)	(306)
Increase (decrease) in Securities sold under agreement to repurchase	939	950	—
Change in securities sold under agreements to resale	(79)	—	—
Other, net	5	(7)	—
Net cash provided by (used in) financing activities	3,034	3,843	2,392
Effect of exchange rate changes on cash and cash equivalents	(10)	(20)	(3)
Change in cash and cash equivalents	312	433	(879)
Cash and cash equivalents, beginning of year	2,716	2,283	3,162
Cash and Cash Equivalents, End of Year	$3,028	$2,716	$2,283
Supplemental cash flow information:
Interest Paid	$19	$72	$91
Income Taxes (Refunded) Paid	$(80)	$272	$(214)
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION
AXA Equitable Life Insurance Company (“AXA Equitable,” and collectively with its consolidated subsidiaries the “Company”) is a direct, wholly-owned subsidiary of AXA Equitable Financial Services, LLC ("AEFS"). AEFS is a direct, wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial,” and collectively with its consolidated subsidiaries, “AXA Financial Group”). AXA Financial is an indirect wholly-owned subsidiary of AXA S.A. ("AXA"), a French holding company for the AXA Group, a worldwide leader in financial protection.
The Company conducts operations in two business segments: the Insurance and Investment Management segments. The Company’s management evaluates the performance of each of these segments independently.
Insurance
The Insurance segment offers a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products and investment products including mutual funds principally to individuals and small and medium size businesses and professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products.
The Company’s insurance business is conducted principally by AXA Equitable and its indirect, wholly-owned insurance subsidiaries and AXA Equitable Funds Management Group ("AXA Equitable FMG").
Investment Management
The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership (together with its consolidated subsidiaries “AB”). AB provides research, diversified investment management and related services globally to a broad range of clients. This segment also includes institutional Separate Accounts principally managed by AB that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.
AB is a private partnership for Federal income tax purposes and, accordingly, is not subject to Federal and state corporate income taxes. However, AB is subject to a 4.0% New York City unincorporated business tax (“UBT”). Domestic corporate subsidiaries of AB are subject to Federal, state and local income taxes. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.
At December 31, 2015 and 2014, the Company’s economic interest in AB was 28.6% and 32.2%, respectively. At December 31, 2015 and 2014, respectively, AXA and its subsidiaries’ economic interest in AB (including AXA Financial Group) was approximately 62.8% and 62.7%. AXA Equitable is the parent of AllianceBernstein Corporation, the general partner (“General Partner”) of the limited partnership, as a result it consolidates AB in the Company’s consolidated financial statements.

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
The accompanying consolidated financial statements include the accounts of AXA Equitable and its subsidiaries engaged in insurance related businesses (collectively, the “Insurance Group”); other subsidiaries, principally AB; and those investment companies, partnerships and joint ventures in which AXA Equitable or its subsidiaries has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2015”, “2014” and “2013” refer to the years ended December 31, 2015, 2014 and 2013, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.
Accounting and Consolidation of VIE’s
For all new investment products and entities developed by the Company (other than Collateralized Debt Obligations (“CDOs”)), the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, the Company then identifies the primary beneficiary of the VIE. If the Company is deemed to be the primary beneficiary of the VIE, then the Company consolidates the entity.
The Company provides seed capital to its investment teams to develop new products and services for their clients. The Company’s original seed investment typically represents all or a majority of the equity investment in the new product is temporary in nature. The Company evaluates its seed investments on a quarterly basis and consolidates such investments as required pursuant to U.S. GAAP.
Management of the Company reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the entities that the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.
AB earned investment management fees on client AUM of these entities but derived no other benefit from those assets and cannot utilize those assets in its operations.
At December 31, 2015, AB had significant variable interests in certain other structured products and hedge funds with approximately $28 million in client AUM. However, these VIEs do not require consolidation because management has determined that AB is not the primary beneficiary of the expected losses or expected residual returns of these entities. AB’s maximum exposure to loss in these entities is limited to its investments of $200,000 in and prospective investment management fees earned from these entities.
Adoption of New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for repurchase-to-maturity transactions, repurchase financings and added disclosure requirements, which aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements. The new guidance also requires additional disclosures about repurchase agreements and similar transactions. The accounting changes and disclosure requirements were effective for interim or annual periods beginning after December 15, 2014. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In February 2016, the FASB issued revised guidance to lease accounting.  The revised guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases.  Lessor accounting will continue to be similar to the current model, but updated to align with certain changes to the lessee model.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued new guidance related to recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. New guidance is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2017. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

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
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of AXA Equitable. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable’s General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the New York State Department of Financial Services, (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.
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
Corporate owned life insurance (“COLI”) has been purchased by AXA Equitable and certain subsidiaries on the lives of certain key employees and AXA Equitable and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2015 and 2014, the carrying value of COLI was $864 million and $803 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options and may be exchange-traded or contracted in the over-the-

counter market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “Other invested assets” or as liabilities within “Other liabilities.” The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related Credit Support Annex ("CSA") have been executed. The Company uses derivatives to manage asset/liability risk and has designated some of those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in “Investment income (loss) from derivative instruments” without considering changes in the fair value of the economically associated assets or liabilities.
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

Mortgage loans also are individually evaluated quarterly by the Company’s Investments Under Surveillance ("IUS") Committee for impairment, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2015 and 2014, the carrying values of commercial mortgage loans that had been classified as nonaccrual mortgage loans were $72 million and $89 million, respectively.
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
Unrealized investment gains (losses) on fixed maturities and equity securities designated as AFS held by the Company are accounted for as a separate component of Accumulated Other Comprehensive Income ("AOCI"), net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, insurance liability loss recognition and DAC related to universal life (“UL”) policies, investment-type products and participating traditional life policies.
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

The Company uses unadjusted quoted market prices to measure fair value for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value cannot be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
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
Premiums from participating and non-participating traditional life and annuity policies with life contingencies generally are recognized in income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of DAC.

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
AXA Equitable FMG performs investment advisory and administrative services to investment companies, currently AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”), 1290 Funds, AXA Allocation Funds Trusts and AXA Offshore Multimanager Funds Trust (“Other AXA Trusts”). AXA Equitable FMG has entered into sub-advisory agreements with affiliated and unaffiliated registered investment advisers to provide sub-advisory services to AXA Equitable FMG with respect to certain portfolios of EQAT and the Other AXA Trusts. AXA Equitable FMG’s administrative services include, among others, fund accounting and compliance services. AXA Equitable FMG has entered into a sub-administration agreement with JPMorgan Chase Bank, N.A. to provide certain sub-administration services to AXA Equitable FMG as instructed by AXA Equitable FMG. AXA Equitable FMG earns fees related to these services; the fees are calculated as a percentage of assets under management and are recorded in Commissions, fees and other income in the Consolidated statements of earnings (loss) as the related services are performed.  Sub-advisory and sub-administrative expenses associated with the services are calculated and recorded as the related services are performed in Other operating costs and expenses in the Consolidated statements of earnings (loss).
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
DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its Reversion to the Mean ("RTM") assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2015, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.65% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.65% net of product weighted average Separate Account fees) and 0.0% (-2.35% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2015, the average rate of assumed investment yields, excluding policy loans, was 5.1% grading to 4.5% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
DAC associated with non-participating traditional life policies is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy. DAC related to these policies is subject to recoverability testing as part of the Company’s premium deficiency testing. If a premium deficiency exists, DAC is reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss). If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 5.0% to 6.3% (weighted average of 5.1%) for approximately 99.0% of life insurance liabilities and from 1.6% to 6.5% (weighted average of 5.1%) for annuity liabilities.
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

Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), AXA Equitable has access to collateralized borrowings. AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral.  As entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLB stock, AXA Equitable  has purchased FHLBNY stock of $31 million, as of December 31, 2015.  At December 31, 2015, AXA Equitable had $500 million of outstanding funding agreements with the FHLBNY.  These funding agreements were used for asset liability management purposes. For other instruments used for asset liability management purposes, see “Derivative and offsetting assets and liabilities” included in Note 3.
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

At December 31, 2015, participating policies, including those in the Closed Block, represent approximately 5.2% ($18,599 million) of directly written life insurance in-force, net of amounts ceded.
Separate Accounts
Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of AXA Equitable. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of contractholders, and for which the Company does not bear the investment risk. Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. The assets and liabilities of seven Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as AFS in the accompanying consolidated financial statements. These Separate Accounts are combined on a line-by-line basis with the Company’s General Account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the General Account.
The investment results of Separate Accounts, including unrealized gains (losses), on which the Company does not bear the investment risk are reflected directly in Separate Accounts liabilities. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such Separate Accounts are offset within the same line in the consolidated statements of earnings (loss). For 2015, 2014 and 2013, investment results of such Separate Accounts were gains (losses) of $1,148 million, $5,959 million and $19,022 million, respectively.

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
Commissions paid to financial intermediaries in connection with the sale of shares of open-end AB sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by AB’s U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2015 was not impaired.
AB’s management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution services fees and CDSC. Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC are based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2015. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AB’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AB’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies, and relates principally to the acquisition of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein Acquisition”) and the purchase of units of the limited partnership interest in AB

(“AB Units”). In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.

Intangible assets related to the Bernstein Acquisition and purchases of AB Units include values assigned to contracts of businesses acquired based on their estimated fair value at the time of acquisition, less accumulated amortization. These intangible assets are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. All intangible assets are periodically reviewed for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

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

Under accounting for uncertainty in income taxes guidance, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

Out of Period Adjustments
In 2015, the Company recorded several out-of-period adjustments (“OOPA”) in its financial statements These OOPAs resulted in understating the 2015 total revenues by $112 million, and understated total benefits and other deductions by $51 million. These OOPAs primarily related to errors in the models used to calculate the initial fee liability amortization, affiliated ceded reserves and deferred cost of reinsurance for certain of its variable and interest sensitive life (“VISL”) products. In addition, the Company recorded an OOPA in 2015 related an error in the model used to calculate the deferred cost of reinsurance with an un-affiliated reinsurer related to the reinsurance of the Company’s Disability Insurance (“DI”) business. As a result of these OOPAs, the 2015 earnings (loss) from operations, before income tax was understated by $61 million, and the net earnings were understated by $40 million.
In 2014, the Company recorded several OOPAs in its financial statements. The Company refined the models used to calculate the fair value of the GMIB reinsurance asset and the GMIB and GMDB liabilities. In addition, the Company recorded an OOPA related to an understatement of the dividend of AB Units by AXA Equitable to AXA Financial during the year ended December 31, 2013 and the related deferred tax liability for the excess of the fair value of the AB Unit dividend over the recorded value. The net impact of the corrections to AXA Equitable’s shareholders’ equity and Net earnings was a decrease of $1 million and an increase of $73 million, respectively.
Management has evaluated the impact of all OOPAs both individually and in the aggregate and concluded they are not material to any previously reported quarterly or annual financial statements, or to the periods in which they were corrected.

Assumption Updates and Refinements

In 2015, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2015, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreases the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. The impact of these assumption updates in 2015 were a net decrease in the fair value of the GMIB reinsurance contract asset of $746 million, a decrease in the

GMDB/GMIB reserves of $637 million and a decrease in the amortization of DAC of $17 million. In 2015, the after tax impacts of these assumption updates decreased Net earnings by approximately$60 million.

Effective March 2016, the Company will raise cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007 which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company is raising the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the current schedule of COI rates was established. This COI rate increase is larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings for the year ended December 31, 2015.

Additionally in 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption used to calculate GMDB/GMIB and VISL reserves and amortization of DAC from 9.0% to 7.0%. The impact of this assumption update in 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In 2015, the after tax impact of this assumption update decreased Net earnings by approximately $445 million.

In 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement in 2014 resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million and an increase in the GMIB reserves of $16 million. In 2014, the after DAC and after tax impact of this assumption update increased Net earnings by approximately $30 million.

In addition, in 2014, the Company refined the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and guaranteed minimum accumulation benefit (“GMAB”) liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these refinements in 2014 were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively. In 2014, the after DAC and after tax impact of this refinements increased Net earnings by approximately $307 million.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
			(In Millions)
December 31, 2015
Fixed Maturity Securities:
Public corporate	$12,890	$688	$202	$13,376	$—
Private corporate	6,818	232	124	6,926	—
U.S. Treasury, government and agency	8,800	280	305	8,775	—
States and political subdivisions	437	68	1	504	—
Foreign governments	397	36	18	415	—
Commercial mortgage-backed	591	29	87	533	9
Residential mortgage-backed(1)	608	32	—	640	—
Asset-backed(2)	68	10	1	77	3
Redeemable preferred stock	592	57	2	647	—
Total Fixed Maturities	31,201	1,432	740	31,893	12
Equity securities	34	—	2	32	—
Total at December 31, 2015	$31,235	$1,432	$742	$31,925	$12
December 31, 2014:
Fixed Maturity Securities:
Public corporate	$13,808	$1,140	$51	$14,897	$—
Private corporate	6,934	409	20	7,323	—
U.S. Treasury, government and agency	6,685	672	26	7,331	—
States and political subdivisions	441	78	—	519	—
Foreign governments	405	48	7	446	—
Commercial mortgage-backed	855	22	142	735	10
Residential mortgage-backed(1)	752	43	—	795	—
Asset-backed(2)	86	14	1	99	3
Redeemable preferred stock	829	70	10	889	—
Total Fixed Maturities	30,795	2,496	257	33,034	13
Equity securities	36	2	—	38	—
Total at December 31, 2014	$30,831	$2,498	$257	$33,072	$13

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2015 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2015
	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,469	$1,486
Due in years two through five	7,012	7,395
Due in years six through ten	10,429	10,406
Due after ten years	10,432	10,709
Subtotal	29,342	29,996
Commercial mortgage-backed securities	591	533
Residential mortgage-backed securities	608	640
Asset-backed securities	68	77
Total	$30,609	$31,246
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
	(In Millions)
Proceeds from sales	$979	$716	$3,220
Gross gains on sales	$33	$21	$71
Gross losses on sales	$(8)	$(9)	$(88)
Total OTTI	$(41)	$(72)	$(81)
Non-credit losses recognized in OCI	—	—	15
Credit losses recognized in earnings (loss)	$(41)	$(72)	$(66)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.
Fixed Maturities - Credit Loss Impairments

	2015	2014
	(In Millions)
Balances at January 1,	$(254)	$(370)
Previously recognized impairments on securities that matured, paid, prepaid or sold	97	188
Recognized impairments on securities impaired to fair value this period(1)	(11)	—
Impairments recognized this period on securities not previously impaired	(22)	(41)
Additional impairments this period on securities previously impaired	(8)	(31)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at December 31,	$(198)	$(254)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2015	2014
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$16	$10
All other	676	2,229
Equity securities	(2)	2
Net Unrealized Gains (Losses)	$690	$2,241

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
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gain (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(7)	—	—	—	(7)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	13	—	—	—	13
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders liabilities	—	—	(4)	—	(4)
Balance, December 31, 2015	$16	$—	$(4)	$(5)	$7
Balance, January 1, 2014	$(28)	$2	$10	$5	$(11)
Net investment gains (losses) arising during the period	(1)	—	—	—	(1)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	39	—	—	—	39
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(2)	—	—	(2)
Deferred income taxes	—	—	—	(9)	(9)
Policyholders liabilities	—	—	(10)	—	(10)
Balance, December 31, 2014	$10	$—	$—	$(4)	$6

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	(1,562)	—	—	—	(1,562)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	5	—	—	—	5
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	40	—	—	40
Deferred income taxes	—	—	—	477	477
Policyholders liabilities	—	—	155	—	155
Balance, December 31, 2015	$674	$(82)	$(213)	$(133)	$246
Balance, January 1, 2014	$607	$(107)	$(245)	$(90)	$165
Net investment gains (losses) arising during the period	1,606	—	—	—	1,606
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	18	—	—	—	18
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(15)	—	—	(15)
Deferred income taxes	—	—	—	(520)	(520)
Policyholders liabilities	—	—	(123)	—	(123)
Balance, December 31, 2014	$2,231	$(122)	$(368)	$(610)	$1,131

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 810 issues at December 31, 2015 and the 601 issues at December 31, 2014 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$3,091	$129	$359	$73	$3,450	$202
Private corporate	1,926	102	184	22	2,110	124
U.S. Treasury, government and agency	3,538	305	—	—	3,538	305
States and political subdivisions	19	1	—	—	19	1
Foreign governments	73	7	39	11	112	18
Commercial mortgage-backed	67	2	261	85	328	87
Residential mortgage-backed	11	—	29	—	40	—
Asset-backed	11	—	17	1	28	1
Redeemable preferred stock	43	—	40	2	83	2
Total	$8,779	$546	$929	$194	$9,708	$740
December 31, 2014:
Fixed Maturity Securities:
Public corporate	$687	$18	$794	$33	$1,481	$51
Private corporate	627	11	254	9	881	20
U.S. Treasury, government and agency	280	6	373	20	653	26
States and political subdivisions	21	—	—	—	21	—
Foreign governments	27	1	65	6	92	7
Commercial mortgage-backed	37	2	355	140	392	142
Residential mortgage-backed	—	—	35	—	35	—
Asset-backed	—	—	20	1	20	1
Redeemable preferred stock	42	—	169	10	211	10
Total	$1,721	$38	$2,065	$219	$3,786	$257
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2015 and 2014 were $157 million and $146 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2015 and 2014, respectively, approximately $1,310 million and $1,788 million, or 4.2% and 5.8%, of the $31,201 million and $30,795 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $97 million and $85 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, respectively, the $194 million and $219 million of gross unrealized losses of twelve months or more were concentrated in corporate and commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either December 31, 2015 or 2014. As of December 31, 2015, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2015 and 2014, respectively, the Company owned $7 million and $8 million in RMBS backed by subprime residential mortgage loans, and $6 million and $7 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.
At December 31, 2015, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $8 million.
At December 31, 2015 and 2014, respectively, the amortized cost of the Company’s trading account securities was $6,866 million and $5,160 million with respective fair values of $6,805 million and $5,143 million. Also at December 31, 2015 and 2014, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $82 million and $197 million and costs of $72 million and $185 million as well as other equity securities with carrying values of $32 million and $38 million and costs of $34 million and $36 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the year ended 2015 and 2014:

Net Investment Income (Loss) from Trading Securities

	Twelve Months Ended
	December 31, 2015	December 31, 2014
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(63)	$—
Net investment gains (losses) recognized on securities sold during the period	20	22
Unrealized and realized gains (losses) on trading securities	(43)	22
Interest and dividend income from trading securities	60	41
Net investment income (loss) from trading securities	$17	$63
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Troubled Debt Restructurings
The investment in troubled debt restructured mortgage loans, based on amortized cost, amounted to $16 million and $93 million at December 31, 2015 and 2014, respectively. Gross interest income on these loans included in net investment income (loss) totaled $1 million, $1 million and $2 million in 2015, 2014 and 2013, respectively. Gross interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $0 million, $4 million and $7 million in 2015, 2014 and 2013, respectively. The TDR mortgage loan shown in the table below has been modified four times since 2011. The modifications were to extend the maturity from its original maturity of November 5, 2014 to December 5, 2016 and to extend interest only payments through maturity. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of majority of the underlying collateral and $32 million from a charge-off. The remaining $16 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow, supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.
Troubled Debt Restructuring - Modifications
December 31, 2015

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(Dollars In Millions)
Commercial mortgage loans	1	$16	$16
There were no default payments on the above loan during 2015. There were no agricultural troubled debt restructuring mortgage loans in 2015.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for 2015, 2014 and 2013 are as follows:

	Commercial Mortgage Loans
	2015	2014	2013
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$37	$42	$34
Charge-offs	(32)	(14)	—
Recoveries	(1)	—	(2)
Provision	2	9	10
Ending Balance, December 31,	$6	$37	$42
Ending Balance, December 31,:
Individually Evaluated for Impairment	$6	$37	$42
There were no allowances for credit losses for agricultural mortgage loans in 2015, 2014 and 2013.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2015 and 2014, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2015

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$533	$—	$102	$12	$24	$—	$671
50% - 70%	1,392	353	741	853	77	—	3,416
70% - 90%	141	—	206	134	124	46	651
90% plus	63	—	—	46	—	—	109
Total Commercial Mortgage Loans	$2,129	$353	$1,049	$1,045	$225	$46	$4,847
Agricultural Mortgage Loans(1)
0% - 50%	$204	$116	$277	$432	$256	$51	$1,336
50% - 70%	146	80	192	298	225	47	988
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$350	$196	$471	$734	$481	$98	$2,330
Total Mortgage Loans(1)
0% - 50%	$737	$116	$379	$444	$280	$51	$2,007
50% - 70%	1,538	433	933	1,151	302	47	4,404
70% - 90%	141	—	208	138	124	46	657
90% plus	63	—	—	46	—	—	109
Total Mortgage Loans	$2,479	$549	$1,520	$1,779	$706	$144	$7,177

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2014

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$335	$—	$—	$59	$34	$—	$428
50% - 70%	963	440	872	839	54	—	3,168
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203
Total Commercial Mortgage Loans	$1,665	$440	$933	$1,163	$167	$47	$4,415
Agricultural Mortgage Loans(1)
0% - 50%	$184	$100	$232	$408	$206	$50	$1,180
50% - 70%	143	87	201	223	204	47	905
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$327	$187	$433	$631	$410	$97	$2,085
Total Mortgage Loans(1)
0% - 50%	$519	$100	$232	$467	$240	$50	$1,608
50% - 70%	1,106	527	1,073	1,062	258	47	4,073
70% - 90%	211	—	61	265	79	—	616
90% plus	156	—	—	—	—	47	203
Total Mortgage Loans	$1,992	$627	$1,366	$1,794	$577	$144	$6,500

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2015 and 2014, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)
December 31, 2015:
Commercial	$—	$—	$30	$30	$4,817	$4,847	$—
Agricultural	12	7	4	23	2,307	2,330	4
Total Mortgage Loans	$12	$7	$34	$53	$7,124	$7,177	$4
December 31, 2014:
Commercial	$—	$—	$—	$—	$4,415	$4,415	$—
Agricultural	1	7	3	11	2,074	2,085	3
Total Mortgage Loans	$1	$7	$3	$11	$6,489	$6,500	$3

The following table provides information relating to impaired mortgage loans at December 31, 2015 and 2014, respectively.

		Impaired Mortgage Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
December 31, 2015:
With no related allowance recorded:
Commercial mortgage loans - other	$46	$46	$—	$15	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$46	$46	$—	$15	$—
With related allowance recorded:
Commercial mortgage loans - other	$63	$63	$(6)	$137	$4
Agricultural mortgage loans	—	—	—	—	—
Total	$63	$63	$(6)	$137	$4
December 31, 2014:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$156	$156	$(37)	$148	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$156	$156	$(37)	$148	$2

(1)	Represents a five-quarter average of recorded amortized cost.
Equity Method Investments
Included in other equity investments are limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,363 million and $1,490 million, respectively, at December 31, 2015 and 2014. The Company’s total equity in net earnings (losses) for these limited partnership interests was $71 million, $206 million and $206 million, respectively, for 2015, 2014 and 2013.
Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps, equity options as well as repo transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.

Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GIB features. The Company had previously issued certain variable annuity products with GWBL, guaranteed minimum withdrawal benefit (“GMWB”) and GMAB features (collectively, “GWBL and Other Features”). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB benefits, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with the GIB and GWBL and Other Features is that under-performance of the financial markets could result in the GIB and GWBL and Other Features’ benefits being higher than what accumulated policyholders’ account balances would support.

For GMDB, GMIB, GIB and GWBL and Other Features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and Other Features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

The Company has in place a hedge program utilizing interest rate swaps to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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
Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts
Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time, the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts. At December 31, 2015 and 2014, there were no positions outstanding for these programs.
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
Derivatives utilized for General Account Investment Portfolio
Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically, the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) and other sovereign inflation bonds as General Account investments and enters into asset swaps, to result in payment of the variable principal at maturity and semi-annual coupons of the bonds to the swap counterparty (pay variable) in return for fixed amounts (receive fixed). These asset swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.

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
Derivative Instruments by Category
At or For the Year Ended December 31, 2015

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,089	$2	$3	$(84)
Swaps	1,359	8	21	(45)
Options	7,358	1,042	652	14
Interest rate contracts:(1)
Floors	1,800	61	—	12
Swaps	13,718	351	108	(8)
Futures	8,685	—	—	(81)
Swaptions	—	—	—	118
Credit contracts:(1)
Credit default swaps	2,442	16	38	(14)
Other freestanding contracts:(1)
Foreign currency Contracts	263	5	4	7
Net investment income (loss)				(81)
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	(141)
GIB and GWBL and other features(2)	—	—	184	(56)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(38)
Balances, December 31, 2015	$42,714	$12,055	$1,320	$(260)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category
At or For the Year Ended December 31, 2014

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,933	$1	$2	$(522)
Swaps	1,169	22	15	(88)
Options	6,896	1,215	742	196
Interest rate contracts:(1)
Floors	2,100	120	—	9
Swaps	11,608	605	15	1,507
Futures	10,647	—	—	459
Swaptions	4,800	72	—	37
Credit contracts:(1)
Credit default swaps	1,942	9	27	4
Other freestanding contracts:(1)
Foreign currency Contracts	149	2	—	3
Net investment income (loss)				1,605
Embedded derivatives:
GMIB reinsurance contracts	—	10,711	—	3,964
GIB and GWBL and other features(2)	—	—	128	(128)
SCS, SIO, MSO and IUL indexed features(3)	—	—	380	(199)
Balances, December 31, 2014	$45,244	$12,757	$1,309	$5,242

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at December 31, 2015 are exchange-traded and net settled daily in cash. At December 31, 2015, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $276 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $33 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $49 million.
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
At December 31, 2015 and 2014, respectively, the Company held $655 million and $1,225 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties December 31, 2015 and 2014, respectively, were $5 million and $28 million, for which the Company posted collateral of $5 million and $36 million at December 31, 2015 and 2014, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements respectively, and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash, U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At December 31, 2015 and 2014, the balance outstanding under reverse repurchase transactions was $79 million and $0 million, respectively. At December 31, 2015 and 2014, the balance outstanding under securities repurchase transactions was $1,890 million and $950 million, respectively. The Company utilized these repurchase agreements for asset liability management purposes. For other instruments used for asset liability management purposes, see “Policyholders’ Account Balances and Future Policy Benefits” included in Note 2.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2015.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2015

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,049	$673	$376
Interest rate contracts	389	104	285
Credit contracts	14	37	(23)
Total Derivatives, subject to an ISDA Master Agreement	1,452	814	638
Total Derivatives, not subject to an ISDA Master Agreement	20	—	20
Total Derivatives	1,472	814	658
Other financial instruments(2) (4)	1,271	—	1,271
Other invested assets(2)	$2,743	$814	$1,929

Securities purchased under agreement to resell	$79	—	$79

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$673	$673	$—
Interest rate contracts	104	104	—
Credit contracts	37	37	—
Total Derivatives, subject to an ISDA Master Agreement	814	814	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	814	814	—
Other financial liabilities	2,586	—	2,586
Other liabilities	$3,400	$814	$2,586

Securities sold under agreement to repurchase	$1,890	$—	$1,890

(1)	Excludes Investment Management segment’s $13 million net derivative assets, $6 million long exchange traded options and $75 million of securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s $12 million net derivative liabilities, $1 million short exchange traded options and $10 million of securities loaned.

(4)	Includes margin of $(2) million related to derivative instruments.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2015.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2015

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS(1)
Counterparty A	$52	$—	$(52)	$—
Counterparty B	9	—	(7)	2
Counterparty C	61	—	(58)	3
Counterparty D	222	—	(218)	4
Counterparty E	53	—	(53)	—
Counterparty F	(2)	—	2	—
Counterparty G	129	—	(129)	—
Counterparty H	16	(11)	(5)	—
Counterparty I	44	—	(39)	5
Counterparty J	19	—	(13)	6
Counterparty K	17	—	(17)	—
Counterparty L	7	—	(7)	—
Counterparty M	11	—	(10)	1
Counterparty N	20	—	—	20
Counterparty Q	—	—	—	—
Counterparty T	(3)	—	3	—
Counterparty U	—	—	1	1
Counterparty V	3	—	(3)	—
Total Derivatives	$658	$(11)	$(605)	$42
Other financial instruments(2) (4)	1,271	—	—	1,271
Other invested assets(2)	$1,929	$(11)	$(605)	$1,313

Counterparty M	$28	$(28)	$—	$—
Counterparty V	51	(51)	—	—
Securities purchased under agreement to resell	$79	$(79)	$—	$—

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
LIABILITIES(3)
Counterparty D	$234	$(234)	$—	—
Counterparty C	1,033	(1,016)	(17)	—
Counterparty M	623	(611)	(12)	—
Securities sold under agreement to repurchase	$1,890	$(1,861)	$(29)	$—

(1)	Excludes Investment Management segment’s cash collateral received of $2 million related to derivative assets and $75 million related to securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s cash collateral pledged of $12 million related to derivative liabilities and $10 million related to securities loaned.

(4)	Includes margin of $(2) million related to derivative instruments.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2015.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
		(In Millions)
Securities sold under agreement to repurchase
U.S. Treasury and agency securities	$—	$1,865	$25	$—	$1,890
Total	$—	$1,865	$25	$—	$1,890
Securities purchased under agreement to resell
Corporate securities	$—	$79	$—	$—	$79
Total	$—	$79	$—	$—	$79

(1)	Excludes Investment Management segment’s $75 million of securities borrowed.
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
	(In Millions)
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$753	$753	$—
Interest rate contracts	12	12	—
Total Derivatives, subject to an ISDA Master Agreement	765	765	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	765	765	—
Other financial liabilities	2,939	—	2,939
Other liabilities	$3,704	$765	$2,939

Securities sold under agreement to repurchase	$950	$—	$950

(1)	Excludes Investment Management segment’s $8 million net derivative assets, $22 million long exchange traded options and $158 million of securities borrowed.

(2)	Includes $120 million related to accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s $9 million net derivative liabilities, $7 million short exchange traded options and $34 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2014.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2014

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS(1)
Counterparty A	$62	$—	$(62)	$—
Counterparty B	102	—	(95)	7
Counterparty C	111	—	(110)	1
Counterparty D	228	—	(224)	4
Counterparty E	60	—	(59)	1
Counterparty F	63	—	(60)	3
Counterparty G	145	(145)	—	—
Counterparty H	31	(31)	—	—
Counterparty I	136	—	(134)	2
Counterparty J	28	—	(22)	6
Counterparty K	44	—	(44)	—
Counterparty L	113	(113)	—	—
Counterparty M	76	—	(68)	8
Counterparty N	40	—	—	40
Counterparty Q	4	—	(4)	—
Counterparty T	3	—	(3)	—
Total Derivatives	$1,246	$(289)	$(885)	$72
Other financial instruments(2)	852	—	—	852
Other invested assets(2)	$2,098	$(289)	$(885)	$924

LIABILITIES(3)
Counterparty D	$450	$(450)	$—	—
Counterparty C	500	(500)	—	—
Securities sold under agreement to repurchase	$950	$(950)	$—	$—

(1)	Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets and $158 million related to securities borrowed.

(2)	Includes $120 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s cash collateral pledged of $10 million related to derivative liabilities and $34 million related to securities loaned.

Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

	2015	2014	2013
	(In Millions)
Fixed maturities	$1,420	$1,431	$1,462
Mortgage loans on real estate	338	306	284
Repurchase agreement	1	—	—
Other equity investments	84	200	228
Policy loans	213	216	219
Derivative investments	(81)	1,605	(2,866)
Trading securities	17	63	54
Other investment income	40	49	50
Gross investment income (loss)	2,032	3,870	(569)
Investment expenses	(53)	(53)	(57)
Interest expense	(3)	(2)	(3)
Net Investment Income (Loss)	$1,976	$3,815	$(629)
For 2015, 2014 and 2013, respectively, Net investment income (loss) from derivatives included $474 million, $899 million and $(2,829) million of realized gains (losses) on contracts closed during those periods and $(555) million, $706 million and $(37) million of unrealized gains (losses) on derivative positions at each respective year end.
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	2015	2014	2013
	(In Millions)
Fixed maturities	$(17)	$(54)	$(75)
Mortgage loans on real estate	(1)	(3)	(7)
Other equity investments	(5)	(2)	(17)
Other	3	1	—
Investment Gains (Losses), Net	$(20)	$(58)	$(99)
For 2015, 2014 and 2013, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $4 million, $5 million and $8 million.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill related to AB totaled $3,562 million and $3,562 million at December 31, 2015 and 2014, respectively. The Company annually tests this goodwill for recoverability at December 31. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of its investment in AB, the reporting unit, to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered to be impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by measuring the amount of impairment loss only if the result indicates a potential impairment. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AB as compared to its carrying value and thereby require re-performance of its annual impairment testing.
The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its investment in AB for purpose of goodwill impairment testing. The cash flows used in this technique are sourced from AB’s current business plan and projected thereafter over the estimated life of the goodwill asset by applying an annual growth rate assumption. The present value amount that results from discounting these expected cash flows is then adjusted to reflect the noncontrolling interest in AB as well as taxes incurred at the Company level in order to determine the fair value of its investment in AB. At December 31, 2015 and 2014, the Company determined that goodwill was not impaired as the fair value of its investment in AB exceeded its carrying value at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill recoverability during the periods then ended.
The gross carrying amount of AB related intangible assets was $610 million and $610 million at December 31, 2015 and 2014, respectively and the accumulated amortization of these intangible assets was $439 million and $411 million at December 31, 2015 and 2014, respectively. Amortization expense related to the AB intangible assets totaled $28 million, $27 million and $24 million for 2015, 2014 and 2013, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $29 million.
At December 31, 2015 and 2014, respectively, net deferred sales commissions totaled $99 million and $118 million and are included within Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2015 net asset balance for each of the next five years is $41 million, $32 million, $21 million, $5 million and $0 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2015, the Company determined that the deferred sales commission asset was not impaired.
On June 20, 2014, AB acquired an approximate 82.0% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3,000 million in global core equity assets for institutional investors, for a cash payment of $64 million and a contingent consideration payable of $9 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58 million of goodwill. AB recorded $24 million of finite-lived intangible assets relating to separately-managed account relationships and $4 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. AB also recorded redeemable non-controlling interest of $17 million relating to the fair value of the portion of CPH AB does not own. During 2015, AB purchased additional shares of CPH, bringing AB’s ownership interest to 85.0% as of December 31, 2015.
On December 12, 2013, AB acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that, as of December 31, 2015, managed approximately $2,000 million in U.S., Global and EAFE concentrated growth equity strategies for clients, primarily in the U.S. and Europe. On the acquisition date, AB made a cash payment of $12 per share for the approximate 4.9 million WPS shares outstanding and issued to WPS shareholders transferable Contingent Value Rights (“CVRs”) entitling the holders to an additional $4 per share if the assets under management in the acquired WPS investment services exceed $5,000 million on or before the third anniversary of the acquisition date. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $32 million of goodwill. AB also recorded $8 million of indefinite-lived intangible assets relating to the acquired fund’s investment contracts and $14 million of definite-lived intangible assets relating to separately managed account relationships. As of the acquisition date, AB recorded a contingent consideration payable of $17 million in regard to the CVRs.

Capitalized Software
Capitalized software, net of accumulated amortization, amounted to $157 million and $163 million at December 31, 2015 and 2014, respectively. Amortization of capitalized software in 2015, 2014 and 2013 were $55 million, $50 million and $119 million (including $45 million of accelerated amortization), respectively.

5)	CLOSED BLOCK
Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2015	2014
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,363	$7,537
Policyholder dividend obligation	81	201
Other liabilities	100	117
Total Closed Block liabilities	7,544	7,855
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,426 and $4,829)	4,599	5,143
Mortgage loans on real estate	1,575	1,407
Policy loans	881	912
Cash and other invested assets	49	14
Other assets	258	176
Total assets designated to the Closed Block	7,362	7,652
Excess of Closed Block liabilities over assets designated to the Closed Block	182	203
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(36) and $(43) and policyholder dividend obligation of $(81) and $(201)	67	80
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$249	$283
AXA Equitable’s Closed Block revenues and expenses follow:

	2015	2014	2013
	(In Millions)
REVENUES:
Premiums and other income	$262	$273	$286
Investment income (loss)	368	378	402
Net investment gains (losses)	2	(4)	(11)
Total revenues	632	647	677
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	576	597	637
Other operating costs and expenses	4	4	1
Total benefits and other deductions	580	601	638
Net revenues, before income taxes	52	46	39
Income tax (expense) benefit	(18)	(16)	(14)
Net Revenues (Losses)	$34	$30	$25
A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2015	2014
	(In Millions)
Balances, beginning of year	$201	$128
Unrealized investment gains (losses)	(120)	73
Balances, End of year	$81	$201

6)	CONTRACTHOLDER BONUS INTEREST CREDITS
Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2015	2014
	(In Millions)
Balance, beginning of year	$383	$518
Contractholder bonus interest credits deferred	17	15
Balance true-up	174	—
Amortization charged to income	(40)	(150)
Balance, End of Year	$534	$383

7)	FAIR VALUE DISCLOSURES
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2015 and 2014, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.
Fair Value Measurements at December 31, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$19,882	$420	$20,302
U.S. Treasury, government and agency	—	8,775	—	8,775
States and political subdivisions	—	459	45	504
Foreign governments	—	414	1	415
Commercial mortgage-backed	—	30	503	533
Residential mortgage-backed(1)	—	640	—	640
Asset-backed(2)	—	37	40	77
Redeemable preferred stock	258	389	—	647
Subtotal	258	30,626	1,009	31,893
Other equity investments	97	—	49	146
Trading securities	654	6,151	—	6,805
Other invested assets:
Short-term investments	—	369	—	369
Swaps	—	230	—	230
Credit Default Swaps	—	(22)	—	(22)
Futures	(1)	—	—	(1)
Options	—	390	—	390
Floors	—	61	—	61
Currency Contracts	—	1	—	1
Subtotal	(1)	1,029	—	1,028
Cash equivalents	2,150	—	—	2,150
Segregated securities	—	565	—	565
GMIB reinsurance contracts	—	—	10,570	10,570
Separate Accounts’ assets	104,058	2,964	313	107,335
Total Assets	$107,216	$41,335	$11,941	$160,492
Liabilities
GWBL and other features’ liability	$—	$—	$184	184
SCS, SIO, MSO and IUL indexed features’ liability	—	310	—	310
Contingent payment arrangements	—	—	31	31
Total Liabilities	$—	$310	$215	$525

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2014

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$21,840	$380	$22,220
U.S. Treasury, government and agency	—	7,331	—	7,331
States and political subdivisions	—	472	47	519
Foreign governments	—	446	—	446
Commercial mortgage-backed	—	20	715	735
Residential mortgage-backed(1)	—	793	2	795
Asset-backed(2)	—	46	53	99
Redeemable preferred stock	254	635	—	889
Subtotal	254	31,583	1,197	33,034
Other equity investments	217	—	61	278
Trading securities	710	4,433	—	5,143
Other invested assets:
Short-term investments	—	103	—	103
Swaps	—	597	—	597
Credit Default Swaps	—	(18)	—	(18)
Futures	(2)	—	—	(2)
Options	—	473	—	473
Floors	—	120	—	120
Currency Contracts	—	1	—	1
Swaptions	—	72	—	72
Subtotal	(2)	1,348	—	1,346
Cash equivalents	2,725	—	—	2,725
Segregated securities	—	476	—	476
GMIB reinsurance contracts	—	—	10,711	10,711
Separate Accounts’ assets	107,539	3,072	260	110,871
Total Assets	$111,443	$40,912	$12,229	$164,584
Liabilities
GWBL and other features’ liability	$—	$—	$128	128
SCS, SIO, MSO and IUL indexed features’ liability	—	380	—	380
Contingent payment arrangements	—	—	42	42
Total Liabilities	$—	$380	$170	$550

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At December 31, 2015 and 2014, respectively, the fair value of public fixed maturities is approximately $24,216 million and $24,779 million or approximately 16.2% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At December 31, 2015 and 2014, respectively, the fair value of private fixed maturities is approximately $7,677 million and $8,255 million or approximately 5.1% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of some of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at December 31, 2015 and 2014, respectively, the net fair value of freestanding derivative positions is approximately $659 million and $1,243 million or approximately 64.1% and 92.3% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the Over-The-Counter (“OTC”) derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At December 31, 2015 and 2014, respectively, investments classified as Level 1 comprise approximately 71.8% and 72.7% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At December 31, 2015 and 2014, respectively, investments classified as Level 2 comprise approximately 27.3% and 26.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2015 and 2014, respectively, approximately $673 million and $821 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
The Company’s SCS and EQUI-VEST variable annuity products, the IUL product, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, or 5 year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.
At December 31, 2015 and 2014, respectively, investments classified as Level 3 comprise approximately 0.9% and 1.0% of assets measured at fair value on a recurring basis and primarily include commercial mortgage-backed securities (“CMBS”) and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2015 and 2014, respectively, were approximately $119 million and $135 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $543 million and $770 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2015 and 2014, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $123 million and $147 million at December 31, 2015 and 2014, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at December 31, 2015. Equity and fixed income volatilities were modeled to reflect the current market volatility.
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
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
In 2015, AFS fixed maturities with fair values of $125 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $99 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.3% of total equity at December 31, 2015.
In 2014, AFS fixed maturities with fair values of $82 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $15 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.50% of total equity at December 31, 2014.

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2015 and 2014, respectively.
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	3	—	—	1	—	—
Investment gains (losses), net	2	—	—	(38)	—	—
Subtotal	5	—	—	(37)	—	—
Other comprehensive income (loss)	(25)	(1)	—	64	—	(4)
Purchases(3)	60	—	1	—	—	—
Sales(4)	(38)	(1)	—	(175)	(2)	(9)
Transfers into Level 3(1)	99	—	—	—	—	—
Transfers out of Level 3(1)	(61)	—	—	(64)	—	—
Balance, December 31, 2015	$420	$45	$1	$503	$—	$40
Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	2	—	—
Investment gains (losses), net	3	—	—	(89)	—	—
Subtotal	$5	$—	$—	$(87)	$—	$—
Other comprehensive income (loss)	6	2	—	135	—	7
Purchases(3)	162	—	—	—	—	—
Sales(4)	(30)	(1)	—	(20)	(2)	(37)
Transfers into Level 3(1)	15	—	—	—	—	—
Transfers out of Level 3(1)	(69)	—	—	(13)	—	—
Balance, December 31, 2014	$380	$47	$—	$715	$2	$53

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	—	—	—
Investment gains (losses), net	5	—	—	(68)	—	—
Subtotal	7	—	—	(68)	—	—
Other comprehensive income (loss)	(1)	(3)	(2)	13	(1)	3
Purchases(3)	70	—	—	31	—	—
Sales(4)	(150)	(1)	(17)	(160)	(4)	(22)
Transfers into Level 3(1)	20	—	—	—	—	—
Transfers out of Level 3(1)	(10)	—	—	(16)	—	(11)
Balance, December 31, 2013	$291	$46	$—	$700	$4	$83

	Redeem-able Preferred Stock	Other Equity Investments	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2015	$—	$61	$10,711	$260	$128	42
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	5	—	36	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	(327)	—	—	—
Policyholders’ benefits	—	—	—	—	(130)	—
Subtotal	—	5	(327)	36	(130)	—
Other comprehensive income (loss)	—	2	—	—	—	—
Purchases (2)	—	1	228	26	186	—
Sales (3)	—	(20)	(42)	(2)	—	(11)
Settlements (4)	—	—	—	(5)	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—
Balance, December 31, 2015	$—	$49	$10,570	$313	$184	31
Balance, January 1, 2014	$15	$52	$6,747	$237	$—	38
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	3	—	—	—	—
Investment gains (losses), net	—	1	—	15	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	3,774	—	—	—
Policyholders’ benefits	—	—	—	—	(8)	—
Subtotal	$—	$4	$3,774	$15	$(8)	—
Other comprehensive income(loss)	—	—	—	—	—
Purchases (2)	—	8	225	16	136	9
Sales (3)	(15)	(1)	(35)	(3)	—	(5)
Settlements (4)	—	—	—	(5)	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(2)	—	—	—	—
Balance, December 31, 2014	$—	$61	$10,711	$260	$128	42

	Redeem- able Preferred Stock	Other Equity Investments	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)
Balance, January 1, 2013	$15	$77	$(2)	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net Investment Income (loss)		10
Investment gains (losses), net	—	(7)	—	—	10	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	(4,496)	—	—
Policyholders’ benefits	—	—	—	—	—	(351)
Subtotal	—	3	—	(4,496)	10	(351)
Other comprehensive income (loss)	—	—	2	—	(1)	—
Purchases (2)	—	4	—	237	6	86
Sales (3)	—	(3)	—	(38)	(3)	—
Settlements (4)	—	—	—	—	(2)	—
Transfers into Level 3 (1)	—	—	—	—	3	—
Transfers out of Level 3 (1)	—	(29)	—	—	—	—
Balance, December 31, 2013	$15	$52	$—	$6,747	$237	$—

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for 2015 and 2014 by category for Level 3 assets and liabilities still held at December 31, 2015 and 2014, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Full Year 2015
Still Held at December 31, 2015
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(25)	$—
State and political subdivisions	—	—	—	(2)	—
Commercial mortgage-backed	—	—	—	61	—
Asset-backed	—	—	—	(4)	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$30	$—
GMIB reinsurance contracts	—	—	(141)	—	—
Separate Accounts’ assets	—	36	—	—	—
GWBL and other features’ liability	—	—	—	—	184
Total	$—	$36	$(141)	$30	$184
Level 3 Instruments
Full Year 2014
Still Held at December 31, 2014
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$6	$—
State and political subdivisions	—	—	—	2	—
Commercial mortgage-backed	—	—	—	112	—
Asset-backed	—	—	—	7	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$127	$—
GMIB reinsurance contracts	—	—	3,964	—	—
Separate Accounts’ assets	—	15	—	—	—
GWBL and other features’ liability	—	—	—	—	128
Total	$—	$15	$3,964	$127	$128

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2015 and 2014, respectively.
Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
Assets:	(In Millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$61	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 bps - 565 bps
	154	Market comparable companies	EBITDA multiples Discount rate Cash flow Multiples	7.8x - 19.1x 7.0% - 12.6% 14.0x - 16.5x
Asset-backed	3	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	10	Market comparable companies	Revenue multiple Marketability Discount	2.5x - 4.8x 30.0%
Separate Accounts’ assets	271	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.9% 5.9% 6.7%
	7	Discounted cash flow	Spread over U.S. Treasury curve Gross domestic product rate Discount factor	280 bps - 411 bps 0.0% - 1.09% 2.3% - 5.9%
GMIB reinsurance contracts	10,570	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	0.6% - 5.7% 0.2% - 8.0% 0.0% - 15% 5 bps - 18 bps 9% - 35%
Liabilities:
GMWB/GWBL(1)	120	Discounted cash flow	Lapse Rates Withdrawal rates Volatility rates—Equity	1.0% - 5.7% 0.0% - 7.0% 9% - 35%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
Assets:	(In Millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$75	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 590 bps
	132	Market comparable companies	Discount rate	11.2% - 15.2%
Asset-backed	5	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	20	Market comparable companies	Revenue multiple Discount rate Discount years	2.0x - 3.5x 18.0% 2
Separate Accounts’ assets	234	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	5.2% 6.2% 7.1%
	7	Discounted cash flow	Spread over U.S. Treasury curve Gross domestic product rate Discount factor	238 bps - 395 bps 0.0% - 2.4% 1.3% - 5.4%
GMIB reinsurance contracts	10,711	Discounted cash flow	Lapse Rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity	1.0% - 8.0% 0.2% - 8.0% 0.0% - 15.0% 5 bps - 16 bps 9.0% - 34.0%
Liabilities:
GMWB/GWBL (1)	107	Discounted cash flow	Lapse Rates Withdrawal Rates Volatility rates - Equity	1.0% - 8.0% 0.0% - 7.0% 9.0% - 34.0%

(1)	Excludes GMAB and GIB liabilities.
Excluded from the tables above at December 31, 2015 and 2014, respectively, are approximately $865 million and $1,045 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 63.1% and 68.8% of total assets classified as Level 3 and represent only 0.6% and 0.7% of total assets measured at fair value on a recurring basis at December 31, 2015 and 2014 respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at December 31, 2015 and 2014, respectively, are approximately $215 million and $207 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 51.2% and 54.4% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2015 and 2014, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2015 and 2014, are approximately 7.5% and 9.4%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AB for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at December 31, 2015 and 2014, respectively, are approximately $32 million and $31 million private venture capital fund-of-fund investments of AB for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of December 31, 2015 and 2014, AB’s aggregate unfunded commitments to these investments were approximately $3 million and $3 million, respectively.
Separate Accounts’ assets classified as Level 3 in the table at December 31, 2015 and 2014, primarily consist of a private real estate fund with a fair value of approximately $271 million and $234 million, a private equity investment with a fair value of approximately $2 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are the gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $28 million and $7 million at December 31, 2015 and $11 million and $8 million at December 31, 2014, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $31 million and $42 million as of December 31, 2015 and 2014, respectively) are currently valued using projected AUM growth rates with a weighted average of 46.0%, revenue growth rates with a weighted average of 43.0%, and discount rates of 3.0% (using a cost of debt assumption). During the fourth quarters of 2015 and 2014, AB recorded changes in estimates of the contingent consideration payable relating to recent acquisitions of $7 million and $4 million, respectively.
The carrying values and fair values at December 31, 2015 and 2014 for financial instruments not otherwise disclosed in Notes 3 and 12 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
December 31, 2015:
Mortgage loans on real estate	$7,171	$—	$—	$7,257	$7,257
Loans to affiliates	1,087	—	795	390	1,185
Policyholders liabilities: Investment contracts	7,825	—	—	7,930	7,930
Policy loans	3,393	—	—	4,343	4,343
Short-term debt	584	—	584	—	584
Separate Account Liabilities	5,124	—	—	5,124	5,124
December 31, 2014:
Mortgage loans on real estate	$6,463	$—	$—	$6,617	6,617
Loans to affiliates	1,087	—	1,203	—	1,203
Policyholders liabilities: Investment contracts	2,799	—	—	2,941	2,941
Policy loans	3,408	—	—	4,406	4,406
Short-term debt	688	—	700	—	700
Separate Account Liabilities	5,019	—	—	5,019	5,019
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
The Company’s short-term debt primarily includes commercial paper issued by AB with short-term maturities and book value approximates fair value. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined from quotations provided by brokers knowledgeable about these securities and internally assessed for reasonableness, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and FHLBNY funding agreements and escrow shield plus product reserves are held at book value.

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2013	$1,772	4,561	$6,333
Paid guarantee benefits	(237)	(325)	(562)
Other changes in reserve	91	(33)	58
Balance at December 31, 2013	1,626	4,203	5,829
Paid guarantee benefits	(231)	(220)	(451)
Other changes in reserve	334	1,661	1,995
Balance at December 31, 2014	1,729	5,644	7,373
Paid guarantee benefits	(313)	(89)	(402)
Other changes in reserve	1,570	(258)	1,312
Balance at December 31, 2015	$2,986	$5,297	$8,283
Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)
Balance at January 1, 2013	$844
Paid guarantee benefits	(109)
Other changes in reserve	56
Balance at December 31, 2013	791
Paid guarantee benefits	(114)
Other changes in reserve	155
Balance at December 31, 2014	832
Paid guarantee benefits	(148)
Other changes in reserve	746
Balance at December 31, 2015	$1,430
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2015 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,037	$132	$78	$244	$13,491
Separate Accounts	$38,438	$8,570	$3,472	$34,160	$84,640
Net amount at risk, gross	$397	$422	$2,389	$15,872	$19,080
Net amount at risk, net of amounts reinsured	$397	$302	$1,616	$6,743	$9,058
Average attained age of contractholders	51.1	65.4	71.7	66.4	55.0
Percentage of contractholders over age 70	9.0%	35.4%	58.1%	38.2%	16.6%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$41	$351	$392
Separate Accounts	N/A	N/A	$15,467	$41,092	$56,559
Net amount at risk, gross	N/A	N/A	$1,179	$6,232	$7,411
Net amount at risk, net of amounts reinsured	N/A	N/A	$351	$1,561	$1,912
Weighted average years remaining until annuitization	N/A	N/A	1.4	1.9	1.9
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The liability for SCS, SIO, MSO and IUL indexed features and the GIB and GWBL and other features, not included above, was $494 million and $508 million at December 31, 2015 and 2014, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

In-force management

The Company continues to proactively manage its in-force business. For example:

•
GMIB/GWBL Lump Sum Option. In 2015, the Company added a lump sum option to certain contracts with GMIB and GWBL benefits.  Prior to the addition of this option, if an eligible contractholder’s adjusted account value fell to zero, the contractholder would automatically receive a stream of payments over his or her lifetime.  With this option, eligible contractholders now have the ability to receive a percentage of the present value of those lifetime payments in a one-time lump sum payment.

•
GMDB/GMIB Buyback. Beginning in 2012, the Company initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts.   Most recently in 2015, the Company initiated a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider.

The Company believes that the lump sum option and buyback programs are mutually beneficial to both the Company and contractholders who no longer need or want the GMDB, GMIB or GWBL rider.  As a result of the 2015 buyback program, the Company is assuming a change in the short-term behavior of remaining contractholders, as those who do not accept are assumed to be less likely to surrender their contract over the short term.  The Company is also incorporating the expectation that some contractholders will utilize the new lump sum option product feature.

Due to the difference in accounting recognition between the GMDB/GMIB and GWBL reserves and the fair value of the GMIB reinsurance contract asset, the net impact of the addition of the lump sum option to certain contracts and the 2015 buyback offer is an after-tax loss of $247 million, which was recognized in 2015.  The net impact of a 2013 buyback that completed in 2014 was an after-tax loss of $29 million and $20 million to Net earnings in 2014 and 2013, respectively.  For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2015	2014
	(In Millions)
GMDB:
Equity	$66,230	$67,108
Fixed income	2,686	3,031
Balanced	15,350	17,505
Other	374	404
Total	$84,640	$88,048
GMIB:
Equity	$43,874	$43,850
Fixed income	1,819	1,988
Balanced	10,696	12,060
Other	170	186
Total	$56,559	$58,084
C)   Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At December 31, 2015, the total account value and net amount at risk of the hedged variable annuity contracts were $50,333 million and $7,841 million, respectively, with the GMDB feature and $32,740 million and $1,560 million, respectively, with the GMIB and GIB feature.
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
The following table summarizes the no lapse guarantee liabilities, reflected in the General Account in Future policy benefits and other policyholders’ liabilities, the related reinsurance reserve ceded, reflected in Amounts due from reinsurers and deferred cost of reinsurance, reflected in Other assets in the Consolidated balance sheets.

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	273	(131)	142
Balance at December 31, 2013	829	(441)	388
Other changes in reserves	135	(114)	21
Balance at December 31, 2014	964	(555)	409
Other changes in reserves	120	16	136
Balance at December 31, 2015	$1,084	$(539)	$545

9)	REINSURANCE AGREEMENTS
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains up to $25 million on each single-life policy and$30 million on each second-to-die policy, with the excess 100% reinsured. The Company also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.
At December 31, 2015, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 4.1% and 48.4%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 19.6% and 54.6%, respectively, of its current liability exposure resulting from the GMIB feature. See Note 8.
Based on management’s estimates of future contract cash flows and experience, the fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2015 and 2014 were $10,570 million and $10,711 million, respectively. The increases (decreases) in fair value were $(141) million, $3,964 million and $(4,297) million for 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,458 million and $2,367 million, of which $2,005 million and $2,069 million related to three specific reinsurers, which were Zurich Insurance Company Ltd. (AA - rating), Paul Revere Life Insurance Company (A rating) and Connecticut General Life Insurance Company (AA- rating). At December 31, 2015 and 2014, affiliated reinsurance recoverables related to insurance contracts amounted to $2,009 million and $1,684 million, respectively. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.
Reinsurance payables related to insurance contracts were $131 million and $74 million, at December 31, 2015 and 2014, respectively.
The Company cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $92 million and $110 million at December 31, 2015 and 2014, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
The Company has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. In addition to the sale of insurance products, AXA Equitable currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. Reinsurance assumed reserves at December 31, 2015 and 2014 were $744 million and $757 million, respectively.
For affiliated reinsurance agreements see Note 11 "Related Party Transactions."
The following table summarizes the effect of reinsurance:

	2015	2014	2013
		(In Millions)
Direct premiums	$820	$844	$848
Reinsurance assumed	207	211	213
Reinsurance ceded	(539)	(541)	(565)
Premiums	$488	$514	$496
Universal Life and Investment-type Product Policy Fee Income Ceded	$279	$270	$247
Policyholders’ Benefits Ceded	$527	$726	$703

Individual Disability Income and Major Medical
Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $80 million and $78 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, respectively, $1,652 million and $1,714 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group, rated AA-. Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2015	2014	2013
	(In Millions)
Incurred benefits related to current year	$11	$14	$15
Incurred benefits related to prior years	22	16	10
Total Incurred Benefits	$33	$30	$25
Benefits paid related to current year	$18	$20	$19
Benefits paid related to prior years	13	11	13
Total Benefits Paid	$31	$31	$32

10)	SHORT-TERM DEBT
Short-term debt consists of the following:

	December 31,
	2015	2014
	(In Millions)
Short-term debt:
AB:
Commercial paper (with interest rates of 0.5% and 0.3%)	$584	$489
AXA Equitable:
Surplus Notes, 7.7%, due 2015	—	200
Total short-term debt	$584	$689
Short-term Debt
AB has a $1,000 million committed, unsecured senior revolving credit facility (“AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1,000 million commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and management may draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2015, AB and SCB LLC were in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.
On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.
As of December 31, 2015 and 2014, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During 2015 and 2014, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while one has no stated limit. As of December 31, 2015 and 2014, SCB LLC had no bank loans outstanding.

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

Other Transactions

Effective December 31, 2015, primary liability for the obligations of AXA Equitable under the AXA Equitable Qualified Pension Plan (“AXA Equitable QP”) was transferred from AXA Equitable to AXA Financial under terms of an Assumption Agreement. For additional information regarding this transaction see Note 12.
In third quarter 2013, AXA Equitable purchased, at fair value, MONY Life Insurance Company’s (“MONY Life”), equity interest in limited partnerships for $53 million and MONY Life’s CMBS portfolio for $31 million. MONY Life was a subsidiary of AXA Financial through October 1, 2013.
The Company reimburses AXA Financial for expenses related to certain employee compensation and benefits. Such reimbursement is based on the cost to AXA Financial of the benefits provided which totaled $20 million, $29 million and $40 million, respectively, for 2015, 2014 and 2013.
In 2015, 2014 and 2013, respectively, the Company paid AXA Distribution Holding Corporation ("AXA Distribution") and its subsidiaries $603 million, $616 million and $621 million of commissions and fees for sales of insurance products. The Company charged AXA Distribution’s subsidiaries $321 million, $325 million and $345 million, respectively, for their applicable share of operating expenses in 2015, 2014 and 2013, pursuant to Service agreement.
AXA Distributors received $13 million, $2 million and $2 million in commissions and fees for the sale of MONY Life Insurance Company of America ("MONY America") insurance products in 2015, 2014 and 2013, respectively. AXA Distributors is an indirect wholly owned subsidiary of AXA Equitable.
The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products through reinsurance transactions with AXA RE Arizona Company (“AXA Arizona”), a wholly-owned subsidiary of AXA Financial.
The Company currently reinsures to AXA Arizona, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. At December 31, 2015 and 2014, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $8,741 million and $8,560 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums in 2015, 2014 and 2013 related to the UL and no lapse guarantee riders totaled approximately $453 million, $453 million and $474 million, respectively. Ceded claims paid in 2015, 2014 and 2013 were $54 million, $83 million and $70 million, respectively.
AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent that AXA Arizona holds assets in an irrevocable trust (the “Trust”) ($9,099 million at December 31, 2015) and/or letters of credit ($3,205 million at December 31, 2015). These letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
Various AXA affiliates, including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life, an affiliate. AXA Global Life, in turn, retrocedes a quota share portion of these risks prior to 2008 to AXA Equitable on a one-year term basis.
AXA Life Insurance Company Ltd (Japan), an AXA subsidiary, cedes a portion of their annuity business to AXA Equitable.
Various AXA Financial affiliates cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis.
Premiums earned from the above mentioned affiliated reinsurance transactions in 2015, 2014 and 2013 totaled approximately $21 million, $22 million and $21 million, respectively. Claims and expenses paid in 2015, 2014 and 2013 were $5 million, $10 million and $10 million, respectively.
In April 2015, AXA entered into a mortality catastrophe bond based on general population mortality in each of France, Japan and the U.S. The purpose of the bond is to protect AXA against a severe worldwide pandemic. AXA Equitable entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event. The reinsurance agreement was approved by the NYDFS with a retroactive effective date of January 1, 2015 and is due to expire on December 31, 2024. Premiums and expenses associated with the reinsurance agreement were $4 million in 2015.
AXA Equitable provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with certain AXA Financial subsidiaries and affiliates to conduct their business. The associated costs related to the service agreement are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company. As a result of such allocations, AXA Equitable was reimbursed $94 million, $75 million and $148 million for 2015, 2014 and 2013, respectively.
Both AXA Equitable and AB, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AB incurred expenses under such agreements of approximately $164 million, $173 million and $165 million in 2015, 2014 and 2013, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $14 million, $15 million and $24 million in 2015, 2014 and 2013, respectively. The net receivable (payable) related to these contracts was approximately $1 million and $3 million at December 31, 2015 and 2014, respectively.
During 2015, 2014 and 2013 AXA Equitable FMG earned $707 million, $711 million and $690 million, respectively of Investment management and administrative fees from EQAT, VIP Trust, 1290 Funds (since inception in 2014) and Other AXA Trusts. Accounts receivable from these transactions were $47 million and $48 million at December 31, 2015 and 2014, respectively.
Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AB. These revenues are described below:

	2015	2014	2013
	(In Millions)
Investment advisory and services fees	$1,056	$1,062	$1,010
Distribution revenues	415	433	455
Other revenues - shareholder servicing fees	85	91	91
Other revenues - other	5	6	6

12)	EMPLOYEE BENEFIT PLANS

AXA Equitable Retirement Plans

AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $18 million, $18 million and $0 million in 2015, 2014 and 2013, respectively.

AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees) and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan.

Effective December 31, 2015, primary liability for the obligations of AXA Equitable under the AXA Equitable QP was transferred from AXA Equitable to AXA Financial under the terms of an Assumption Agreement (the “Assumption Transaction”). Immediately preceding the Assumption Transaction, the AXA Equitable QP had plan assets (held in a trust for the exclusive benefit of plan participants) with market value of approximately $2,236 million and liabilities of approximately $2,447 million. The assumption by AXA Financial and resulting extinguishment of AXA Equitable’s primary liability for its obligations under the AXA Equitable QP was recognized by AXA Equitable as a capital contribution in the amount of $211 million ($137 million, net of tax), reflecting the non-cash settlement of its net unfunded liability for the AXA Equitable QP at December 31, 2015. In addition, approximately $1,193 million ($772 million, net of tax) unrecognized net actuarial losses related to the AXA Equitable QP and accumulated in AOCI were also transferred to AXA Financial due to the Assumption Transaction. AXA Equitable remains secondarily liable for its obligations under the AXA Equitable QP and would recognize such liability in the event AXA Financial does not perform under the terms of the Assumption Agreement.

AXA Equitable announced in the third quarter of 2013 that benefit accruals under the AXA Equitable QP would be discontinued after December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI.

AB Retirement Plans

AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified retirement plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for Federal income tax purposes.

AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000. AB’s benefits are based on years of credited service and average final base salary.

Measurement Date

The Company uses a December 31 measurement date for its pension plans.

Contributions and Funding Policy

For 2015, no cash contributions were made by AXA Equitable and AB to their respective qualified pension plans. The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum it can deduct for Federal income tax purposes. Based on the funded status of the plans at December 31, 2015, no minimum contribution is required to be made to either plan in 2016 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions during 2016. Similarly, AB currently does not plan to make a contribution to its pension plan during 2016.

Net Periodic Pension Expense

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2015	2014	2013
	(In Millions)
Service cost	$8	$9	$40
Interest cost	93	107	99
Expected return on assets	(159)	(155)	(155)
Actuarial (gain) loss	1	1	1
Net amortization	110	111	155
Curtailment	—	—	3
Net Periodic Pension Expense	$53	$73	$143

Changes in PBO

Changes in the PBO of the Company’s qualified plans were comprised of:

	December 31,
	2015	2014
	(In Millions)
Projected benefit obligation, beginning of year	$2,657	$2,463
Service cost	—	—
Interest cost	93	107
Actuarial (gains) losses	(6)	264
Benefits paid	(169)	(177)
Plan amendments and curtailments	1	—
Projected Benefit Obligation	2,576	2,657
Transfer to AXA Financial	(2,447)	—
Projected Benefit Obligation, End of Year	$129	$2,657

Changes in Plan Assets/Funded Status

The following table discloses the changes in plan assets and the funded status of the Company’s qualified pension plans. The fair value of plan assets supporting the AXA Equitable QP liability was not impacted by the Assumption Transaction and the payment of plan benefits will continue to be made from the plan assets held in trust for the exclusive benefit of plan participants.

	December 31,
	2015	2014
	(In Millions)
Pension plan assets at fair value, beginning of year	$2,473	$2,401
Actual return on plan assets	24	250
Contributions	—	6
Benefits paid and fees	(175)	(184)
Pension plan assets at fair value, end of year	2,322	2,473
PBO, immediately preceding the Transfer to AXA Financial	2,576	2,657
Excess of PBO Over Pension Plan Assets, immediately preceding the Transfer to AXA Financial	(254)	(184)
Transfer to AXA Financial	$211	$—
Excess of PBO Over Pension Plan Assets, end of year	$(43)	$(184)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $43 million and $184 million at December 31, 2015 and 2014, respectively. The aggregate PBO/accumulated benefit obligation ("ABO") and fair value of pension plan assets for plans with PBOs/ABOs in excess of those assets were $2,576 million and $2,322 million, respectively, at December 31, 2015 and $2,657 million and $2,473 million, respectively, at December 31, 2014.
Unrecognized Net Actuarial (Gain) Loss

The following table discloses the amounts included in AOCI at December 31, 2015 and 2014 that have not yet been recognized by AXA Equitable as components of net periodic pension cost. Not shown in the table at December 31, 2015 is approximately $1,193 million unrecognized net actuarial losses related to the AXA Equitable QP and accumulated in AOCI transferred to AXA Financial due to the Assumption Transaction.

	December 31,
	2015	2014
	(In Millions)
Unrecognized net actuarial (gain) loss	$49	$1,144
Unrecognized prior service cost (credit)	1	—
Total	$50	$1,144
The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are approximately $340,000 and $0, respectively.
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis. See Note 2 for a description of the fair value hierarchy.
2015 - Immediately following the Assumption Transaction, the total fair value of plan assets for the qualified pension plans of the Company at December 31, 2015 was approximately $86 million, all supporting the AB qualified retirement plan.
2014 - The tables below disclose the allocation of the approximately $2,473 million fair value of total plan assets for the qualified pension plans of the Company and their level of observability within the fair value hierarchy at December 31, 2014. At December 31, 2014, assets classified as Level 1, Level 2 and Level 3 comprised approximately 32.4%, 57.6% and 10.0%, respectively, of qualified pension plan assets. During 2014, there were no transfers in/out of the Level 3 plan asset classification; activity in Level 3 consisted only of actual returns of approximately $22 million on those assets. Except for an investment at December 31, 2014 of approximately $1 million in a private REIT through a pooled separate account, there were no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

	December 31,
	2015	2014
Fixed Maturities	24.0%	49.4%
Equity Securities	56.0	38.8
Equity real estate	—	9.8
Cash and short-term investments	—	1.3
Other	20.0	0.7
Total	100.0%	100.0%

December 31, 2015:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed Maturities:
Other structured debt	$—	$9	$—	$9
Common and preferred equity	24	—	—	24
Mutual funds	43	—	—	43
Private real estate investment trusts	—	10	—	10
Total	$67	$19	$—	$86

December 31, 2014:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed Maturities:
Corporate	$—	$833	$—	$833
U.S. Treasury, government and agency	—	358	—	358
States and political subdivisions	—	18	—	18
Other structured debt	—	9	3	12
Common and preferred equity	743	177	—	920
Mutual funds	46	—	—	46
Private real estate investment funds	—	—	1	1
Private real estate investment trusts	—	10	242	252
Cash and cash equivalents	13	—	—	13
Short-term investments	—	20	—	20
Total	$802	$1,425	$246	$2,473

Plan asset guidelines for the AB qualified retirement plan specify an allocation weighting of 30% to 60% for return seeking investments (target of 40%), 10% to 30% for risk mitigating investments (target of 15%), 0% to 25% for diversifying investments (target of 17%) and 18% to 38% for dynamic asset allocation (target of 28%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted under the guidelines. Investments are permitted in overlay portfolios (regulated mutual funds) to complement the long-term strategic asset allocation. This portfolio overlay strategy is designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes by varying the asset allocation of a portfolio through investment in the overlay portfolios.

Discount Rate and Other Assumptions
The discount rate assumptions used by AXA Equitable to measure the benefits obligations and related net periodic cost of the AXA Equitable QP reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the AXA Equitable QP were discounted using a published high-quality bond yield curve for which AXA Equitable replaced its reference to the Citigroup-AA curve with the Citigroup Above-Median-AA curve beginning in 2014, thereby reducing the PBO of AXA Equitable’s qualified pension plan and the related charge to equity to adjust the funded status of the plan by $25 million in 2014. At December 31, 2015, AXA Equitable refined its calculation of the discount rate to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient. Use of the discrete approach at December 31, 2015 produced a discount rate for the AXA Equitable QP of 3.98% as compared to a 4.00% aggregate rate, thereby increasing the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $4 million in 2015.
In fourth quarter 2015, the Society of Actuaries (SOA) released MP-2015, an update to the mortality projection scale issued last year by the SOA, indicating that while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested. For the year ended December 31, 2015 valuations of its defined benefits plans, AXA Equitable considered this new data as well as observations made from current practice regarding how best to estimate improved trends in life expectancies. As a result, AXA Equitable concluded to change the mortality projection scale used to measure and report its defined benefit obligations from 125% Scale AA to Scale BB, representing a reasonable “fit” to the results of the AXA Equitable QP mortality experience study and more aligned to current thinking in practice with respect to projections of mortality improvements. Adoption of that change increased the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $83 million. At December 31, 2014, AXA Equitable modified its then-current use of Scale AA by adopting 125% Scale AA and introduced additional refinements to its projection of assumed mortality, including use of a full generational approach, thereby increasing the year-end 2014 valuation of the AXA Equitable QP PBO by approximately $54 million.

The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2015 and 2014. As described above, AXA Equitable refined its calculation of the discount rate for the year ended December 31, 2015 valuation of its defined benefits plans to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient.

	December 31,
	2015	2014
Discount rates:
AXA Equitable QP, immediately preceding Transfer to AXA Financial	3.98%	N/A
Other AXA Equitable defined benefit plans	3.66%	N/A
AB Qualified Retirement Plan	4.3%	N/A
Benefits obligations (aggregate methodology for 2014)	N/A	3.6%
Periodic cost	3.6%	3.6%
Rates of compensation increase:
Benefit obligation	6.00%	6.00%
Periodic cost	6.46%	6.00%
Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.
Prior to 1987, participants’ benefits under the AXA Equitable QP were funded through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $6 million, $10 million and $10 million for 2015, 2014 and 2013, respectively.
Future Benefits
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2016, and in the aggregate for the five years thereafter, all of which are subsequent to the Assumption Transaction. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2015 and include benefits attributable to estimated future employee service.

Pension Benefits
(In Millions)
2016	$6
2017	4
2018	5
2019	6
2020	5
Years 2021-2025	36
AXA Financial Assumptions
In addition to the Assumption Transaction, since December 31, 1999, AXA Financial has legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable. AXA Equitable reimburses AXA Financial, Inc. for costs associated with all of these plans, as described in Note 11.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of AXA Financial and its subsidiaries, including the Company. AB also sponsors its own unit option plans for certain of its employees.
Compensations costs for 2015, 2014 and 2013 for share-based payment arrangements as further described herein are as follows:

	2015	2014	2013
	(In Millions)
Performance Units/Shares	$18	$10	$43
Stock Options	1	1	2
AXA Shareplan	16	10	13
AB Stock Options	—	—	(4)
AB Restricted Units	174	171	286
Other Compensation plans(1)	2	—	—
Total Compensation Expenses	$211	$192	$340

(1)	Other compensation plans include Stock Appreciation Rights, Restricted Stock and AXA Miles.
U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance shares under the AXA International Performance Share Plan (the “Performance Share Plan”). Prior to 2013, they were granted performance units under the AXA Performance Unit Plan.
Non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) are granted restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually under The Equity Plan for Directors. They also were granted stock options in years prior to 2014.
Performance Units and Performance Shares
2015 Grant. On June 19, 2015, under the terms of the 2015 Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to employees of AXA Equitable. The extent to which 2015-2017 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In 2015, the expense associated with the June 19, 2015 grant of performance shares were $8 million.
Settlement of 2012 Grant in 2015.   On April 2, 2015, cash distributions of approximately $53 million were made to active and former AXA Equitable employees in settlement of 2,273,008 performance units earned under the terms of the AXA Performance Unit Plan 2012.
2014 Grant.  On March 24, 2014, under the terms of the 2014 Performance Share Plan, AXA awarded approximately 2 million unearned performance shares to employees of AXA Equitable. The extent to which 2014-2016 cumulative performance targets measuring the performance of AXA and the insurance-related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The first tranche of the performance shares will vest and be settled on the third anniversary of the award date; the second tranche of these performance shares will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In 2015 and 2014, the expense associated with the March 24, 2014 grant of performance shares was approximately $4 million and $9 million, respectively.
Settlement of 2011 Grant in 2014.   On April 3, 2014, cash distributions of approximately $26 million were made to active and former AXA Equitable employees in settlement of 986,580 performance units earned under the terms of the AXA Performance Unit Plan 2011.

2013 Grant. On March 22, 2013, under the terms of the 2013 Performance Share Plan, AXA awarded approximately 2.2 million unearned performance shares to employees of AXA Equitable. 119.58% of the unearned performance shares were earned based on the performance of AXA and the insurance-related business of AXA Financial Group. The earned performance shares will vest and be settled on the third anniversary of the award date. The plan will settle in shares to all participants. In 2015, 2014 and 2013, the expense associated with the March 22, 2013 grant of performance shares was approximately $7 million, $2 million and $11 million, respectively.
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
For 2015, 2014 and 2013, the Company recognized compensation costs of $18 million, $10 million and $43 million, respectively, for performance shares and units earned to date. The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards as they are settled in cash. The fair value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2015 and 2014 was $0 and $58 million, respectively. Approximately 2 million outstanding performance shares are at risk to achievement of 2016 performance criteria, primarily representing all of the performance shares granted June 19, 2015 and the second tranche of performance shares granted March 24, 2014, for which cumulative average 2015-2017 and 2014-2016 performance targets will determine the number of performance shares earned under those awards, respectively.
Stock Options
2015 Grant. On June 19, 2015, 442,885 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 22.90 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 19, 2015, 244,597 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 19, 2015 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.58 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 23.68%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.29% and a risk-free interest rate of 0.92%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2015, the Company recognized expenses associated with the June 19, 2015 grant of options of approximately $333,000.
2014 Grant.    On March 24, 2014, 395,720 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 18.68 euros All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on March 24, 2014, 214,174 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 24, 2014 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.89 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 29.24%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.38% and a risk-free interest rate of 1.54%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2015 and 2014, the Company recognized expenses associated with the March 24, 2014 grant of options of approximately $216,000 and $345,000, respectively.
2013 Grant     On March 22, 2013, approximately 457,000 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 13.81 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 246,000 of the total options awarded on March 22, 2013 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 22, 2013 have a ten-year term. The weighted average grant date fair value per option award was estimated at $1.79 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 31.27%, a weighted average expected term of 7.7 years, an expected dividend yield of 7.52% and a risk-free interest rate of 1.34%. The total fair value of these options (net of expected forfeitures) of $818,597 is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2015, 2014 and 2013, the Company recognized expenses associated with the March 22, 2013 grant of options of approximately $71,000, $131,000 and $357,000, respectively.
Shares Authorized
There is no limitation in the Stock Option Plan or the Equity Plan for Directors on the number of shares that may be issued pursuant to option or other grants.

A summary of the activity in the AXA, AXA Financial and AB option plans during 2015 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs(3)		AB Holding Units
	Number Outstanding (In 000’s)	Weighted Average Exercise Price		Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Exercisable at January 1, 2015	16,837.9	€21.39		1,105.2	$25.53	5,942.4	$45.03
Options granted	444.0	€22.90		—	$—	29.1	$31.74
Options exercised	(4,196.7)	€18.26		(510.7)	$25.33	(541.1)	$17.06
Options forfeited, net	(483.1)	€22.75		(553.5)	$25.59	(23.1)	$89.95
Options expired/reinstated	—	—		—	—	(8.8)	$45.45
Options Outstanding at December 31, 2015	12,602.1	€21.39		41.0	$27.28	5,398.5	$47.59
Aggregate Intrinsic Value(1)		—	(2)		$245.3		—
Weighted Average Remaining Contractual Term (in years)	3.0			2.36		2.90
Options Exercisable at December 31, 2015	10,074.6	€22.50		40.9	$27.28	4,736.7	43.04
Aggregate Intrinsic Value(1)		—			$245.3		—
Weighted Average Remaining Contractual Term (in years)	2.48			2.36		2.90

(1)
Aggregate intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2015 of the respective underlying shares over the strike prices of the option awards.

(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero.

(3)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.
Cash proceeds received from exercises of stock options in 2015 was $13 million. The intrinsic value related to exercises of stock options during 2015, 2014 and 2013 were approximately $200,000, $3 million and $14 million respectively, resulting in amounts currently deductible for tax purposes of approximately $70,000, $1 million, and $5 million, respectively, for the periods then ended. In 2015, 2014 and 2013, windfall tax benefits of approximately $70,000, $1 million and $5 million, respectively, resulted from exercises of stock option awards.

At December 31, 2015, AXA Financial held 2,262 AXA ordinary shares in treasury at a weighted average cost of $24.86 per share, which were designated to fund future exercises of outstanding stock options.
For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2015, 2014 and 2013, respectively.

	AXA Ordinary Shares			AB Holding Units
	2015	2014	2013	2015	2014	2013
Dividend yield	6.29%	6.38%	7.52%	7.1%	8.4%	8.0-8.3%
Expected volatility	23.68%	29.24%	31.27%	32.1%	48.9%	49.7-49.8%
Risk-free interest rates	0.92%	1.54%	1.34%	1.5%	1.5%	0.8-1.7%
Expected life in years	8.2	8.2	7.7	6.0	6.0	6.0
Weighted average fair value per option at grant date	$1.73	$2.89	$1.79	$4.13	$4.78	$5.44
For 2015, 2014 and 2013, the Company recognized compensation costs (credits) for stock options of $1 million, $1 million and $(2) million, respectively. As of December 31, 2015, approximately $1 million of unrecognized compensation cost related to unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 2.48 years.
Restricted Awards
Under The Equity Plan for Directors, AXA Financial grants non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) restricted AXA ordinary shares Likewise, AB awards restricted AB Holding units to independent members of its General Partner. In addition, under its Century Club Plan, awards of restricted AB Holding units that vest ratably over three years are made to eligible AB employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.
AXA Equitable has also granted restricted AXA ordinary share units (“RSUs”) to certain executives. The RSUs are phantom AXA ordinary shares that, once vested, entitle the recipient to a cash payment based on the average closing price of the AXA ordinary share over the twenty trading days immediately preceding the vesting date.
For 2015, 2014 and 2013, respectively, the Company recognized compensation costs of $174 million, $171 million and $286 million for outstanding restricted stock and RSUs. The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for RSUs. At December 31, 2015, approximately 19.8 million restricted AXA ordinary shares and AB Holding unit awards remain unvested. At December 31, 2015, approximately $36 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.20 years.
The following table summarizes restricted AXA ordinary share activity for 2015. In addition, approximately 44,333 RSUs were granted during 2015 with graded vesting over a 3-year service period.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	51,460	$15.37
Granted	10,578	$23.25
Vested	28,028	$14.63
Unvested as of December 31, 2015	34,010	$18.43

Restricted AXA Ordinary shares vested in 2015, 2014 and 2013 had aggregate vesting date fair values of approximately $1 million, $1 million and $1 million, respectively.
Unrestricted Awards
Under the Equity Plan for Directors, AXA Financial provides a stock retainer to non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable).  Pursuant to the terms of the retainer, the non-officer directors receive AXA ordinary shares valued at $55,000 each year, paid on a semi-annual basis. These shares are not subject to any vesting requirement or other restriction.  For the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense of approximately $327,800, $350,300, and $350,000 for these unrestricted share awards.
AXA Shareplan
2015 AXA Shareplan.    In 2015, eligible employees and financial professionals of participating AXA Financial subsidiaries were offered the opportunity to purchase newly-issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2015. Eligible employees and financial professionals could have reserved a share purchase during the reservation period from August 31, 2015 through September 14, 2015 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 22, 2015 through October 27, 2015. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 21, 2015 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $20.17 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 8.57% formula discounted price of $23.05 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2015 which is July 1, 2020. All subscriptions became binding and irrevocable on October 27, 2015.
The Company recognized compensation expense of $16 million, $10 million and $13 million in 2015, 2014 and 2013 in connection with each respective year’s offering of AXA stock under the AXA Shareplan, representing the aggregate discount provided to AXA Equitable participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. AXA Equitable participants in AXA Shareplan 2015, 2014 and 2013 primarily invested under Investment Option B for the purchase of approximately 5 million, 5 million and 5 million AXA ordinary shares, respectively.
AXA Miles Program 2012
On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011. This vesting condition has been satisfied. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect changes in respect of the expectation for meeting the predefined performance conditions. In 2015, 2014 and 2013, respectively, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $281,000, $295,000 and $278,000.
AB Long-term Incentive Compensation Plans
AB maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives. The AB Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made, however, ACMC, LLC (“ACMC”), an indirect, wholly-owned subsidiary of AXA Equitable, is obligated to make capital contributions to AB in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives. Prior to changes implemented by AB in fourth quarter 2011, as further described below, compensation expense for the remaining active plans was recognized on a straight-line basis over the applicable vesting period. Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in Holding units or certain investment products (primarily mutual funds) sponsored by AB. Beginning in 2009, annual awards granted under the Amended and Restated AB Incentive Compensation Award Program were in the form of restricted Holding units.
In fourth quarter 2011, AB implemented changes to AB’s employee long-term incentive compensation award. AB amended all outstanding year-end deferred incentive compensation awards of active employees (i.e., those employees employed as of December 31, 2011), so that employees who terminate their employment or are terminated without cause may continue to vest, so long as the employees do not violate the agreements and covenants set forth in the applicable award agreement, including restrictions on competition, employee and client solicitation, and a claw-back for failing to follow existing risk management policies. This amendment resulted in the immediate recognition in the fourth quarter of the cost of all unamortized deferred incentive compensation on outstanding awards from prior years that would otherwise have been expensed in future periods.
In addition, awards granted in 2012 contain the same vesting provisions and, accordingly, the Company’s annual incentive compensation expense reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition closely matches the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.
AB engages in open-market purchases of AB Holding L.P. (“AB Holding”) units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2015 and 2014, AB purchased 8.5 million and 3.6 million Holding units for $218 million and $93 million respectively. These amounts reflect open-market purchases of 5.8 million and 0.3 million Holding units for $151 million and $7 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.
During 2015, AB granted to employees and eligible directors 7.4 million restricted AB Holding unit awards (including 7.0 million granted in December for 2015 year-end awards). During 2014, AB granted to employees and eligible directors 7.6 million restricted AB Holding awards (including 6.6 million granted in December 2013 for 2014 year-end awards). Prior to third quarter 2014, AB funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust.
During 2015 and 2014, AB Holding issued 0.5 million and 1.1 million Holding units, respectively, upon exercise of options to buy AB Holding units. AB Holding used the proceeds of $9 million and $19 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued Holding units.
Effective July 1, 2013, management of AB and AB Holding retired all unallocated Holding units in AB’s consolidated rabbi trust. To retire such units, AB delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AB units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AB’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AB and AB Holding intend to retire additional units as AB purchases Holding units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding units is not available in the rabbi trust to fund new awards, AB Holding will issue new Holding units in exchange for newly-issued AB units, as was done in December 2013.
The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AB totaling $173 million, $173 million and $156 million for 2015, 2014 and 2013, respectively. The cost of the 2015 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.
On July 1, 2010, the AB 2010 Long Term Incentive Plan (“2010 Plan”), as amended, was established, under which various types of Holding unit-based awards have been available for grant to its employees and eligible directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units. The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of Holding units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued Holding units. As of December 31, 2015, 302,443 options to buy Holding units had been granted and 47.2 million Holding units net of forfeitures, were subject to other Holding unit awards made under the 2010 Plan. Holding unit-based awards (including options) in respect of 12.5 million Holding units were available for grant as of December 31, 2015.

14)	INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2015	2014	2013
	(In Millions)
Income tax (expense) benefit:
Current (expense) benefit	$(36)	$(552)	$197
Deferred (expense) benefit	(150)	(1,143)	1,876
Total	$(186)	$(1,695)	$2,073
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35.0%. The sources of the difference and their tax effects are as follows:

	2015	2014	2013
	(In Millions)
Expected income tax (expense) benefit	$(578)	$(2,140)	$1,858
Noncontrolling interest	124	119	101
Separate Accounts investment activity	181	116	122
Non-taxable investment income (loss)	8	12	20
Tax audit interest	1	(6)	(14)
State income taxes	1	(4)	(6)
AB Federal and foreign taxes	2	4	2
Tax settlement	77	212	—
Other	(2)	(8)	(10)
Income tax (expense) benefit	$(186)	$(1,695)	$2,073

In second quarter 2015, the Company recognized a tax benefit of $77 million related to settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns.

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

The components of the net deferred income taxes are as follows:

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(In Millions)
Compensation and related benefits	$110	$—	$150	$—
Reserves and reinsurance	—	1,740	—	1,785
DAC	—	1,253	—	1,162
Unrealized investment gains or losses	—	134	—	614
Investments	—	1,437	—	1,490
Net operating losses and credits	424	—	512	—
Other		25	112	—
Total	$534	$4,589	$774	$5,051
As of December 31, 2015, the Company had $424 million of AMT credits which do not expire.
The Company does not provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States. As of December 31, 2015, $255 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $103 million would need to be provided if such earnings were remitted.
At December 31, 2015 and 2014, of the total amount of unrecognized tax benefits $344 million and $397 million, respectively, would affect the effective rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2015 and 2014 were $52 million and $77 million, respectively. For 2015, 2014 and 2013, respectively, there were $(25) million, $(43) million and $15 million in interest expense related to unrecognized tax benefits.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2015	2014	2013
	(In Millions)
Balance at January 1,	$475	$592	$573
Additions for tax positions of prior years	44	56	57
Reductions for tax positions of prior years	(101)	(181)	(38)
Additions for tax positions of current year	—	8	—
Balance at December 31,	$418	$475	$592
During the second quarter of 2015, the Company reached a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. The IRS commenced their examination of the 2008 and 2009 tax years in 2015. It is reasonably possible that the total amounts of unrecognized tax benefit will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

15)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2015	2014	2013
	(In Millions)
Unrealized gains (losses) on investments	$241	$1,122	$153
Foreign currency translation adjustments	(58)	(33)	(12)
Defined benefit pension plans	(12)	(780)	(757)
Total accumulated other comprehensive income (loss)	171	309	(616)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	57	42	13
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$228	$351	$(603)

Immediately preceding the Assumption Transaction, the AXA Equitable QP had approximately $1,193 million unrecognized net actuarial losses in AOCI that were transferred to AXA Financial, resulting in an increase in AOCI and a decrease in additional paid in capital of $1,193 million ($772 million net of tax), the net impact to AXA Equitable’s consolidated Shareholder’s Equity was $0.
The components of OCI for the past three years, net of tax, follow:

	2015	2014	2013
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(25)	$(21)	$(12)
(Gains) losses reclassified into net earnings (loss) during the period	—	—	—
Foreign currency translation adjustment	(25)	(21)	(12)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	(1,020)	1,043	(1,550)
(Gains) losses reclassified into net earnings (loss) during the year(1)	12	37	49
Net unrealized gains (losses) on investments	(1,008)	1,080	(1,501)
Adjustments for policyholders liabilities, DAC, insurance liability loss recognition and other	127	(111)	302
Change in unrealized gains (losses), net of adjustments and (net of deferred income tax expense (benefit) of $(480), $529 and $(654))	(881)	969	(1,199)
Change in defined benefit plans:
Net gain (loss) arising during the year	—	(95)	198
Prior service cost arising during the year	—	—	—
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	(4)	72	101
Amortization of net prior service credit included in net periodic cost	—	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(2), $(15) and $161)	(4)	(23)	299
Total other comprehensive income (loss), net of income taxes	(910)	925	(912)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	15	29	(8)
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(895)	$954	$(920)

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(6) million, $(19) million and $(26) million for 2015, 2014 and 2013, respectively.

(2)
These AOCI components are included in the computation of net periodic costs (see Note 12). Reclassification amounts presented net of income tax expense (benefit) of $2 million, $(39) million and $(54) million for 2015, 2014 and 2013, respectively.

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
Leases
The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2016 and the four successive years are $216 million, $215 million, $201 million, $189 million, $166 million and $946 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2016 and the four successive years is $32 million, $31 million, $30 million, $30 million, $13 million and $67 million thereafter.
Restructuring
As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2015, 2014 and 2013, respectively, AXA Equitable recorded $3 million, $42 million and $85 million pre-tax charges related to severance and lease costs. The amounts recorded in 2014 and 2013 included pre-tax charges of $25 million and $52 million, respectively, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2015	2014	2013
	(In Millions)
Balance, beginning of year	$113	$122	$52
Additions	10	21	140
Cash payments	(32)	(24)	(66)
Other reductions	(2)	(6)	(4)
Balance, End of Year	$89	$113	$122
During 2013, AB recorded $28 million of pre-tax real estate charges related to a global office space consolidation plan. The charges reflected the net present value of the difference between the amount of AB’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space offset by changes in estimates relating to previously recorded real estate charges. Included in the 2013, real estate charge was a charge of $17 million related to additional sublease losses resulting from the extension of sublease marketing periods. AB will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2015, these arrangements include commitments by the Company to provide equity financing of $568 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2015. The Company had $866 million of commitments under existing mortgage loan agreements at December 31, 2015.
AB maintains a guarantee in connection with the AB Credit Facility. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $400 million for the three of SCB LLC’s three uncommitted lines of credit.

AB maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCB LLC, Sanford C. Bernstein Limited (“SCBL”) and AllianceBernstein Holdings (Cayman) Ltd. (“AB Cayman”). AB also maintains three additional guarantees with other commercial banks under which it guarantees approximately $361 million of obligations for SCBL. In the event that SCB LLC, SCBL or AB Cayman is unable to meet its obligations, AB will pay the obligations when due or on demand.
During 2009, AB entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2015 AB had funded $32 million of this commitment.
During 2010, as general partner of the AB U.S. Real Estate L.P. (the “Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2015, AB had funded $1 million of this commitment.
During 2012, AB entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2015, AB had funded $6 million of this commitment.
In December 2015, AB provided a 60 day guarantee to a commercial bank for borrowings by a company-sponsored fund up to a maximum of $50 million. The bank provided the fund with a limited partner subscription line for the unfunded commitments of the fund’s limited partners. The fund is expected to repay the bank by calling capital from the limited partners. To the extent the fund is not able to repay the loan to the bank, AB will repay the loan under the guarantee, up to $50 million. The fund will repay AB for all amounts paid by AB under the guarantee.

AB has not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

17)	LITIGATION
Insurance Litigation

A lawsuit was filed in the United States District Court of the District of New Jersey in July 2011, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) (“Sivolella Litigation”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and AXA Equitable FMG for investment management services. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action. In the amended complaint, plaintiff seeks recovery of the alleged overpayments, rescission of the contracts, restitution of all fees paid, interest, costs, attorney fees, fees for expert witnesses and reserves the right to seek punitive damages where applicable. In December 2011, AXA Equitable and AXA Equitable FMG filed a motion to dismiss the amended complaint. In May 2012, the Plaintiff voluntarily dismissed her claim under Section 26(f) seeking restitution and rescission under Section 47(b) of the 1940 Act. In September 2012, the Court denied the defendants’ motion to dismiss as it related to the Section 36(b) claim and granted the defendants’ motion as it related to the unjust enrichment claim.

In January 2013, a second lawsuit was filed in the United States District Court of the District of New Jersey entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). The lawsuit was filed derivatively on behalf of eight funds, four of which are named in the Sivolella lawsuit as well as four new funds, and seeks recovery under Section 36(b) of the Investment Company Act for alleged excessive fees paid to AXA Equitable FMG for investment management services. In light of the similarities of the allegations in the Sivolella and Sanford Litigations, the parties and the Court agreed to consolidate the two lawsuits.

In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to AXA Equitable FMG in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees. In January 2015, defendants filed a motion for summary judgment as well as various motions to strike certain of the Plaintiffs’ experts in the Sivolella and Sanford Litigations. Also in January 2015, two Plaintiffs in the Sanford Litigation filed a motion for partial summary judgment relating to the EQ/Core Bond Index Portfolio as well as motions in limine to bar admission of certain documents and preclude the testimony of one of defendants’ experts. In August 2015, the Court denied Plaintiffs’ motions in limine and also denied both parties motions for summary judgment. The trial commenced in January 2016 and testimony concluded in February 2016. Closing arguments are scheduled to occur in May 2016 following post-trial briefing.

In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, entitled Andrew Yale, on behalf of himself and all others similarly situated v. AXA Life Insurance Company F/K/A AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In June 2014, AXA Equitable filed a motion to dismiss the complaint on procedural grounds, which was denied in October 2014. In February 2015, plaintiffs substituted two new named plaintiffs and the action is now entitled Ross v. AXA Equitable Life Insurance Company. In July 2015, the Court granted AXA Equitable’s motion to dismiss for lack of subject matter jurisdiction. In August 2015, plaintiffs filed a notice of appeal.

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

A lawsuit was filed in the Supreme Court of the State of New York, County of Westchester, Commercial Division (“New York state court”) in June 2014, entitled Jessica Zweiman, Executrix of the Estate of Anne Zweiman, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of “all persons who purchased variable annuities from AXA Equitable which subsequently became subject to the ATM Strategy, and who suffered injury as a result thereof.” Plaintiff asserts that AXA Equitable breached the variable annuity contracts by implementing the volatility management tool. The lawsuit seeks unspecified damages. In July 2014, AXA Equitable filed a notice of removal to the United States District Court for the Southern District of New York. In September 2015, the New York federal district court granted AXA Equitable’s motion to dismiss the Complaint. In October 2015, plaintiff filed a notice of appeal. In February 2016, plaintiff voluntarily dismissed her appeal.

In November 2014, one of the plaintiff’s law firms in Zweiman filed a separate lawsuit entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company in the Superior Court of New Jersey, Camden County (“New Jersey state court”). This lawsuit is a putative class action on behalf of “all AXA [Equitable] variable life insurance policyholders who allocated funds from their Policy Accounts to investments in AXA’s Separate Accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof” and asserts a claim for breach of contract similar to the claim in Zweiman. In February 2016, the New Jersey State Court dismissed the Complaint.

In August 2015, another of the plaintiff’s law firms in Zweiman filed a third lawsuit entitled Richard T. O’Donnell, on behalf of himself and all other similarly situated v. AXA Equitable Life Insurance Company in Connecticut Superior Court, Judicial Division of New Haven (“Connecticut state court”). This lawsuit purports to cover the same class definition, makes substantially the same allegations, and seeks the same relief as in Zweiman. In November 2016, the Connecticut federal district court transferred the action to the United States District Court for the Southern District of New York.
AllianceBernstein Litigation
During first quarter 2012, AB received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics UK Limited (“Philips”), a former pension fund client, alleging that AB Limited (one of AB’s subsidiaries organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. Philips has alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim. AB believes that it has strong defenses to these claims, which were set forth in AB’s October 12, 2012 response to the Letter of Claim and AB’s June 27, 2014 Statement of Defence in response to the Claim, and AB intends to defend this matter vigorously.
_______________________________________________________________________________

Although the outcome of litigation and regulatory matters generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and believes that the ultimate resolution of the matters described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Equitable. Management cannot make an estimate of loss, if any, or predict whether or not any of the matters described above will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described above, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. In addition, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against businesses in the jurisdictions in which AXA Equitable and its subsidiaries do business, including actions and proceedings related to alleged discrimination, alleged breaches of fiduciary duties in connection with qualified pension plans and other general business-related matters.  Some of the matters have resulted in the award of substantial judgments, including material amounts of punitive damages, or in substantial settlements. Courts, juries and regulators often have substantial discretion in awarding damage awards and fines, including punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter.

18)	INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1,525 million during 2016. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS who then has 30 days to disapprove the distribution. For 2015, 2014 and 2013, respectively, AXA Equitable’s statutory net income (loss) totaled $2,038 million, $1,664 million and $(28) million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $5,895 million and $5,793 million at December 31, 2015 and 2014, respectively. In 2015, AXA Equitable paid $767 million in shareholder dividends and transferred approximately 10.0 million in Units of AB (fair value of $245 million) in the form of a dividend to AEFS. In 2014, AXA Equitable paid $382 million in shareholder dividends. In 2013, AXA Equitable paid $234 million in shareholder dividends and transferred approximately 10.9 million in Units of AB (fair value of $234 million) in the form of a dividend to AEFS.
At December 31, 2015, AXA Equitable, in accordance with various government and state regulations, had $55 million of securities on deposit with such government or state agencies.
In 2015, AXA Equitable repaid $200 million of third party surplus notes at maturity. In 2014 and 2013 AXA Equitable, with the approval of the NYDFS, repaid at par value plus accrued interest of $825 million and $500 million, respectively, of outstanding surplus notes to AXA Financial.
At December 31, 2015 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2015.
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AB and AB Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (h) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP, (j) the fair valuing of all acquired assets and liabilities including intangible assets are required for U.S. GAAP purchase accounting and (k) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.

19)	BUSINESS SEGMENT INFORMATION
The following tables reconcile segment revenues and earnings (loss) from operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2015	2014	2013
	(In Millions)
Segment revenues:
Insurance(1)	$6,822	$12,656	$(54)
Investment Management(2)	3,025	3,011	2,915
Consolidation/elimination	(28)	(27)	(21)
Total Revenues	$9,819	$15,640	$2,840

(1)	Includes investment expenses charged by AB of approximately $45 million, $40 million and $37 million for 2015, 2014 and 2013, respectively, for services provided to the Company.

(2)
Intersegment investment advisory and other fees of approximately $73 million, $67 million and $58 million for 2015, 2014 and 2013, respectively, are included in total revenues of the Investment Management segment.

	2015	2014	2013
	(In Millions)
Segment earnings (loss) from operations, before income taxes:
Insurance	$1,033	$5,512	$(5,872)
Investment Management(1)	618	603	564
Consolidation/elimination	(1)	—	(1)
Total Earnings (Loss) from Operations, before Income Taxes	$1,650	$6,115	$(5,309)

(1)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2015	2014
	(In Millions)
Segment assets:
Insurance	$182,738	$184,018
Investment Management	11,895	11,990
Consolidation/elimination	(7)	(3)
Total Assets	$194,626	$196,005
In accordance with SEC regulations, the Investment Management segment includes securities with a fair value of $460 million and $415 million which have been segregated in a special reserve bank custody account at December 31, 2015 and 2014, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

20)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The quarterly results of operations for 2015 and 2014 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)
2015
Total Revenues	$3,567	$220	$5,714	$318
Total benefits and other deductions	$2,437	$1,973	$2,375	$1,384
Net earnings (loss)	$854	$(1,025)	$2,275	$(640)
2014
Total Revenues	$3,706	$3,524	$3,754	$4,656
Total benefits and other deductions	$2,195	$2,342	$2,186	$2,802
Net earnings (loss)	$1,056	$1,038	$1,077	$1,249

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company:
Our audits of the consolidated financial statements referred to in our report dated March 18, 2016 appearing in this Annual Report on Form 10-K of AXA Equitable Life Insurance Company also included an audit of the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules of this form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2016

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015

Type of Investment	Cost(A)	Fair Value	Carrying Value
	(In Millions)
Fixed Maturities:
U.S. government, agencies and authorities	$8,800	$8,775	$8,775
State, municipalities and political subdivisions	437	504	504
Foreign governments	387	403	403
Public utilities	3,280	3,437	3,437
All other corporate bonds	17,738	18,160	18,160
Redeemable preferred stocks	559	614	614
Total fixed maturities	31,201	31,893	31,893
Equity securities:
Common stocks:
Industrial, miscellaneous and all other(B)	34	32	32
Mortgage loans on real estate	7,171	7,257	7,171
Policy loans	3,393	4,343	3,393
Other limited partnership interests and equity investments(B)	1,443	1,443	1,445
Trading securities	6,866	6,805	6,805
Other invested assets	1,788	1,788	1,788
Total Investments	$51,896	$53,561	$52,527

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(B)	Included in Other Equity Investments.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2015

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)
Insurance	$4,469	$33,033	$24,531	$4,062	$1,898	$3,777	$284	$1,728
Investment Management	—	—	—	—	33	—	—	2,407
Consolidation/ Elimination	—	—	—	—	45	—	—	(27)
Total	$4,469	$33,033	$24,531	$4,062	$1,976	$3,777	$284	$4,108

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2014

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)
Insurance	$4,271	$31,848	$23,484	$3,989	$3,760	$4,894	$215	$2,035
Investment Management	—	—	—	—	15	—	—	2,408
Consolidation/ Elimination	—	—	—	—	40	—	—	(27)
Total	$4,271	$31,848	$23,484	$3,989	$3,815	$4,894	$215	$4,416

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2013

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)
Insurance	$3,874	$30,340	$21,697	$4,042	$(724)	$3,064	$580	$2,174
Investment Management	—	—	—	—	58	—	—	2,351
Consolidation/ Elimination	—	—	—	—	37	—	—	(20)
Total	$3,874	$30,340	$21,697	$4,042	$(629)	$3,064	$580	$4,505

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE(A)
AT OR FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Millions)
2015
Life Insurance In-Force	$406,240	$82,927	$31,427	$354,740	8.9%
Premiums:
Life insurance and annuities	$753	$494	$197	$456	42.9%
Accident and health	67	45	10	32	31.3%
Total Premiums	$820	$539	$207	$488	42.1%
2014
Life Insurance In-Force	$412,215	$87,177	$31,767	$356,805	8.9%
Premiums:
Life insurance and annuities	$775	$492	$199	$482	41.4%
Accident and health	69	49	12	32	37.5%
Total Premiums	$844	$541	$211	$514	41.1%
2013
Life Insurance In-Force	$414,362	$92,252	$33,494	$355,604	9.4%
Premiums:
Life insurance and annuities	$770	$511	$201	$460	43.7%
Accident and health	78	54	12	36	33.3%
Total Premiums	$848	$565	$213	$496	42.9%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
AXA EQUITABLE LIFE INSURANCE COMPANY
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.
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
AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2015.
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
Changes in internal control over financial reporting
There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
None.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
The Board currently consists of eleven members, including our Chairman of the Board, President and Chief Executive Officer, two senior executives of AXA, one senior executive of AB and seven independent members.

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Each of the Directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2015, except Mr. de Castries.
The current members of our Board are as follows:
Mark Pearson
Mr. Pearson, age 57, has been a Director of AXA Equitable since January 2011. Mr. Pearson currently serves as Chairman of the Board, President and Chief Executive Officer. From February 2011 through September 2013, he served as Chairman of the Board and Chief Executive Officer. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011. Mr. Pearson is also a member of the Management and Executive Committees at AXA. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants and is a member of the Board of Directors of the American Council of Life Insurers and the Financial Services Roundtable. Mr. Pearson is also a director of AXA Financial (since January 2011), MONY America (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Henri de Castries
Mr. de Castries, age 61, has been a Director of AXA Equitable since September 1993. Mr. de Castries has also served as Chairman of the Board of AXA Financial since April 1998. Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA. Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is a member of the Board of Directors of Nestle S.A., where he serves on the Audit Committee, and HSBC Holdings plc. Mr. de Castries is also a director of AXA Financial (since September 1993), MONY America (since July 2004) and various other subsidiaries and affiliates of the AXA Group. Mr. de Castries was a director of AllianceBernstein Corporation from October 1993 through July 2015.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Ramon de Oliveira
Mr. de Oliveira, age 61, has been a Director of AXA Equitable since May 2011. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 to 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, Fonds de Dotation du Louvre and JACCAR Holdings. Previously

he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial and MONY America since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Denis Duverne
Mr. Duverne, age 62, has been a Director of AXA Equitable since February 1998. Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors. From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Mr. Duverne is also a director of AXA Financial (since November 2003), MONY America (since July 2004), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has attained from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

Barbara Fallon-Walsh
Ms. Fallon-Walsh, age 63, has been a Director of AXA Equitable since May 2012.  Ms. Fallon-Walsh was with The Vanguard Group, Inc. (“Vanguard”) from 1995 until her retirement in 2012, where she held several executive positions, including Head of Institutional Retirement Plan Services from 2006 through 2011. Ms. Fallon-Walsh started her career at Security Pacific Corporation in 1979 and held a number of senior and executive positions with the company, which merged with Bank of America in 1992. From 1992 until joining Vanguard in 1995, Ms. Fallon-Walsh served as Executive Vice President, Bay Area Region and Los Angeles Gold Coast Region for Bank of America. Ms. Fallon-Walsh is currently a member of the Board of Directors of AXA Investment Managers S.A. (“AXA IM”), where she serves on the Audit and Risk Committee and the Remuneration Committee, and of AXA Rosenberg Group LLC (“AXA Rosenberg”). Ms. Fallon-Walsh is also a director of AXA Financial and MONY America since May 2012.

Ms. Fallon-Walsh brings to the Board extensive financial services and general management expertise through her executive positions at Vanguard, Bank of America and Security Pacific National Bank and through her perspective as a director of AXA IM and AXA Rosenberg. The Board also benefits from her extensive knowledge of the retirement business.

Daniel G. Kaye
Mr. Kaye, age 61, has been a Director of AXA Equitable since September 2015. From January 2013 to May 2014, Mr. Kaye served as Interim Chief Financial Officer and Treasurer of HealthEast Care System (“HealthEast”). Prior to joining HealthEast, Mr. Kaye spent 35 years with Ernst & Young LLP (“Ernst & Young”) from which he retired in 2012. Throughout his time at Ernst & Young, where he was an audit partner for 25 years, Mr. Kaye enjoyed a track record of increasing leadership and responsibilities, including serving as the New England Managing Partner and the Midwest Managing Partner of Assurance. Mr. Kaye was a member of the Board of Directors of Ferrellgas Partners L.P. (“Ferrellgas”) from August 2012 to November 2015 where he served on the Audit Committee and Corporate Governance and Nominating Committee (Chair). Mr. Kaye is a Certified Public Accountant and National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Kaye is also a director of AXA Financial and MONY America since September 2015.

Mr. Kaye brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters developed through his roles at Ernst & Young and HealthEast. The Board also benefits from his experience as a director of Ferrellgas.

Peter S. Kraus
Mr. Kraus, age 63, has been a Director of AXA Equitable since February 2009. Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AB and AB Holding. From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the

Management and Executive Committees of AXA. Mr. Kraus is also a director of AXA Financial and MONY America since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Kristi A. Matus
Ms. Matus, age 47, has been a Director of AXA Equitable since September 2015. Ms. Matus currently serves as Executive Vice President and Chief Financial & Administrative Officer of athenahealth, Inc. (“athenahealth”) since July 2014. Prior to joining athenahealth, Ms. Matus served as Executive Vice President and Head of Government Services of Aetna, Inc. (“Aetna”) from February 2012 to July 2013. Prior to Aetna, she held several senior leadership roles at United Services Automobile Association (“USAA”), including Executive Vice President and Chief Financial Officer from 2008 to 2012. She began her career at the Aid Association for Lutherans, where she held various financial and operational roles for over a decade. Ms. Matus is also a director of AXA Financial and MONY America since September 2015.

Ms. Matus brings to the Board extensive management expertise, finance, corporate governance and key leadership skills developed through her roles at athenahealth, Aetna and USAA.

Bertram L. Scott
Mr. Scott, age 64, has been a Director of AXA Equitable since May 2012. Since February 2015, Mr. Scott has served as Senior Vice President of population health of Novant Health, Inc. From November 2012 through December 2014, Mr. Scott served as President and Chief Executive Officer of Affinity Health Plans. From June 2010 to December 2011, Mr. Scott served as President, U.S. Commercial of CIGNA Corporation. Prior thereto, he served as Executive Vice President of TIAA-CREF from 2000 to June 2010 and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company from 2000 to 2007. Mr. Scott is currently a member of the Board of Directors of Becton, Dickinson and Company, where he serves on the Audit Committee (Chair) and Compensation and Benefits Committee, and Lowe’s Companies, Inc., where he serves on the Audit Committee and Governance Committee. Mr. Scott is also a director of AXA Financial and MONY America since May 2012.

Mr. Scott brings to the Board invaluable expertise as an audit committee financial expert, and strong strategic and operational expertise acquired through the variety of executive roles in which he has served during his career. The Board also benefits from his perspective as a director of Becton, Dickinson and Company and Lowe’s Companies, Inc.

Lorie A. Slutsky
Ms. Slutsky, age 63, has been a Director of AXA Equitable since September 2006. Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2.5 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky was a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She also served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial and MONY America (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Richard C. Vaughan
Mr. Vaughan, age 66, has been a Director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Finance and Risk Committee (Chair), Audit Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial and MONY America since May 2010.

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

EXECUTIVE OFFICERS
The current executive officers (other than Mr. Pearson, whose biography is included above in the Board of Directors information) are as follows:
Priscilla S. Brown, Senior Executive Director and Chief Marketing Officer
Ms. Brown, age 58, joined AXA Equitable in September 2014 and currently serves as Senior Executive Director and Chief Marketing Officer. Ms. Brown has overall responsibility for the Company’s customer strategy and building the Company’s brand. Ms. Brown leads the marketing and communications team which includes brand management and advertising, digital and multichannel programs, marketing for the Company’s core life insurance and retirement savings areas, insights and analytics and communications. In addition, she works closely with AXA on global marketing strategies. Prior to joining AXA Equitable, Ms. Brown was Senior Vice President and Chief Marketing and Development Officer at AmeriHealth Caritas, where she was responsible for marketing, product development, market expansion and corporate communications efforts across the enterprise. Before joining AmeriHealth Caritas in April 2013, Ms. Brown served as Head of Marketing U.S. for Sun Life Financial since January 2009. From February 1991 to December 2008, Ms. Brown served in numerous roles at Lincoln Financial Group, the most recent being Chief Marketing Officer. Ms. Brown is a member of the Board of Directors of AXA Assistance USA, Inc.

Dave S. Hattem, Senior Executive Director and General Counsel
Mr. Hattem, age 59, joined AXA Equitable in 1994 and currently serves as Senior Executive Director and General Counsel. Prior to his election as general counsel in 2010, Mr. Hattem served as senior vice president and deputy general counsel, taking on this role in 2004. Mr. Hattem is responsible for oversight of the Law Department, including the National Compliance Office, setting the strategic direction of the Department and ensuring the business areas are advised as to choices and opportunities available under existing law to enable company goals. Prior to joining AXA Equitable, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Mr. Hattem is a member of the Board of Directors of The Life Insurance Council of New York.

Nicholas B. Lane, Senior Executive Director and Head of U.S. Life & Retirement
Mr. Lane, age 42, rejoined AXA Equitable in February 2011 and currently serves as Senior Executive Director and Head of U.S. Life & Retirement. Prior to becoming the Head of U.S. Life & Retirement in November 2013, Mr. Lane served as Senior Executive Director and President, Retirement Savings. Mr. Lane is responsible for all aspects of manufacturing and distribution of the Company’s life and annuity business lines, including Financial Protection, Wealth Management, Employer Sponsored and Individual Annuity. Mr. Lane also leads AXA Equitable Funds Management Group. Mr. Lane rejoined AXA Equitable in 2011 from AXA, where he served as head of AXA Group Strategy since 2008. Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Equitable, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps. Mr. Lane currently serves as Chairman of the Board of Directors of the Insured Retirement Institute.

Anders Malmstrom, Senior Executive Director and Chief Financial Officer
Mr. Malmstrom, age 48, joined AXA Equitable in June 2012 and currently serves as Senior Executive Director and Chief Financial Officer. Mr. Malmstrom is responsible for all actuarial and investment functions, with oversight of the controller, tax, expense management and corporate real estate, corporate sourcing and procurement, and distribution finance areas. Prior to joining AXA Equitable, Mr. Malmstrom was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmstrom was a Senior Vice President at Swiss Life, where he was also a member of the Management Committee. Mr. Malmstrom joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure.

Salvatore Piazzolla, Senior Executive Director and Chief Human Resources Officer
Mr. Piazzolla, age 63, joined AXA Equitable in March 2011 and currently serves as Senior Executive Director and Chief Human Resources Officer. Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Prior to joining AXA Equitable, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations. Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax. Mr. Piazzolla is a member of the Board of Directors of AXA Assicurazioni S.p.A.

Sharon Ritchey, Senior Executive Director and Chief Operating Officer
Ms. Ritchey, age 57, joined AXA Equitable in November 2013 and currently serves as Senior Executive Director and Chief Operating Officer. Ms. Ritchey is responsible for operations and technology, including customer service centers, with an emphasis on leveraging AXA’s global reach and optimizing organizational nimbleness and flexibility in the U.S. market. Prior to joining AXA Equitable, Ms. Ritchey was Executive Vice President of the Retirement Plans Group at The Hartford. Ms. Ritchey joined The Hartford in 1999 and served in several roles of increasing responsibility throughout her tenure, including leading global operations and technology for the life business, and serving as chief operating officer of the U.S. wealth management, the North American property and casualty, and the affinity personal lines businesses, respectively. Prior to joining The Hartford, Ms. Ritchey spent four years in senior marketing and six sigma leadership roles at GE Capital, and got her start at Citi, with roles of increasing responsibility across the company’s retail, banking and customer service divisions. Ms. Ritchey is a member of the Insurance Advisory Board of Accenture and a member of the Board of Directors of AXA Business Services Private Limited.

CORPORATE GOVERNANCE
Committees of the Board
The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. de Castries, Mr. Duverne, Ms. Fallon-Walsh, Ms. Slutsky and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws. The Executive Committee held no meetings in 2015.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Ms. Fallon-Walsh, Mr. Kaye and Mr. Scott. The primary purposes of the Audit Committee are to: (i) assist the Board of Directors in its oversight of the (1) adequacy and effectiveness of the internal control and risk management frameworks, (2) financial reporting process and the integrity of the publicly reported results and disclosures made in the financial statements and (3) effectiveness and performance of the internal and external auditors and the independence of the external auditor; (ii) approve (1) the appointment, compensation and retention of the external auditor in connection with the annual audit and (2) the audit and non-audit services to be performed by the external auditor and (iii) resolve any disagreements between management and the external auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan, Kaye and Scott is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eight times in 2015.

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Slutsky (Chair), Ms. Fallon-Walsh, Ms. Matus and Mr. Scott. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held four meetings in 2015.

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Ms. Fallon-Walsh (Chair), Mr. de Castries, Mr. de Oliveira, Mr. Kaye, Mr. Pearson and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of the Company by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2015.
Independence of Certain Directors
Although not subject to the independence standards of the New York Stock Exchange, as a best practice we have applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors. Applying these standards, the Board of Directors has determined that Mr. de Oliveira, Ms. Fallon-Walsh, Mr. Kaye, Ms. Matus, Mr. Scott, Ms. Slutsky and Mr. Vaughan are independent as of February 19, 2016.
Code of Ethics
All of our officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are subject to the AXA Financial Policy Statement on Ethics (the “Ethics Policy Statement”), a code of ethics as defined under Regulation S-K.

The Ethics Policy Statement complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on our website at www.axa.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Ethics Policy Statement that apply to our chief executive officer, chief financial officer and chief accounting officer by posting such information on our website at the above address. To date, there have been no such amendments or waivers.
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.

Part III, Item 11.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview of the goals and principal components of AXA Equitable’s executive compensation program and describes how the compensation of the “Named Executive Officers” is determined. For 2015, the Named Executive Officers were:

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

Compensation Program Overview

Goal

The overriding goal of AXA Equitable’s executiv369950
e compensation program is to attract, retain and motivate top-performing executive officers who will dedicate themselves to the long-term financial and operational success of AXA Equitable, AXA Financial and AXA Financial Group’s insurance-related businesses (“AXA Financial Life and Savings Operations”) as well as our ultimate parent and shareholder, AXA. Accordingly, as further described below, the program incorporates metrics which measure that success.

Since the executive officers of AB are principally responsible for the success of the Investment Management Segment, they do not participate in AXA Equitable’s executive compensation program. AB maintains separate compensation plans and programs, the details of which may be found in the AB 10-K.

Philosophy and Strategy

To achieve its goal, AXA Equitable’s executive compensation program is structured to foster a pay-for-performance management culture by:

•
providing total compensation opportunities that are competitive with the levels of total compensation available at the large diversified financial services companies with which the AXA Financial Group most directly competes in the marketplace;

•
making performance-based variable compensation the principal component of executive pay to drive superior performance by basing a significant portion of the executive officers’ financial success on the financial and operational success of AXA Financial Life and Savings Operations and AXA;

•
setting performance objectives and targets for variable compensation arrangements that provide individual executives with the opportunity to earn above-median compensation by achieving above-target results;

•
establishing equity-based arrangements that align the executives’ financial interests with those of AXA by ensuring the executives have a material financial stake in the rising equity value of AXA and the business success of its affiliates; and

•	structuring compensation packages and outcomes to foster internal equity.

Compensation Components

To support this pay-for-performance strategy, the Total Compensation Program provides a mix of fixed and variable compensation components that bases the majority of each executive’s compensation on the success of AXA Financial Life and Savings Operations and AXA as well as an assessment of each executive’s overall contribution to that success.

Fixed Component

The fixed compensation component of the Total Compensation Program, base salary, falls within the market median of the large diversified financial services companies that are the AXA Financial Group’s major competitors and is meant to fairly and competitively compensate executives for their positions and the scope of their responsibilities.

Variable Components

The variable compensation components of the Total Compensation Program, the short-term incentive compensation program and equity-based awards, give executives the opportunity to receive compensation at the median of the market if they meet various corporate and individual financial and operational goals and to receive compensation above the median if they exceed their goals. The variable compensation components measure and reward performance with short-term, medium-term and long-term focuses.

The short-term incentive compensation program focuses executives on annual corporate and business unit goals that, when attained, drive AXA’s global success. It also serves as the primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership based on both qualitative and quantitative results.

Equity-based awards are currently structured to reward both medium-term and long-term value creation. Performance unit and performance share awards granted in 2012 and 2013 serve as a medium range incentive, with a three-year vesting schedule. In 2014, AXA transitioned to a four-year vesting schedule for performance shares to align with the regulatory environment and the recommendations of proxy advisors. Accordingly, the first half of the 2014 performance share grant will vest after three years and the second half will vest after four years. The 2015 performance share grant completed the transition so that the entire grant will vest after four years. Stock options are intended to focus executives on a longer time horizon. Stock options are typically granted with vesting schedules of four or five years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA. AXA Equitable is confident that the direct alignment of the long-term interests of the executives with those of AXA, combined with the multi-year vesting and performance periods of its equity-based awards, promotes executive retention, focuses executives on gearing their performances to long-term value-creation strategies and discourages excessive risk-taking.
How Compensation Decisions Are Made
Role of the AXA Board of Directors

The global framework governing the executive compensation policies for AXA Group and its U.S. subsidiaries, including AXA Equitable, is set and administered at the AXA level through the operations of AXA’s Board of Directors. The AXA Board of Directors (i) reviews the compensation policies that apply to executives of AXA Group worldwide, which are then adapted to local law, conditions and practices by the boards of directors and compensation committees of AXA’s subsidiaries, (ii) sets annual caps on equity-based awards, (iii) reviews and approves all AXA equity-based compensation programs prior to their implementation and (iv) approves individual grants of equity-based awards.

The Compensation and Governance Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Governance Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the members of the Management Committee, an internal committee established to assist the Chairman and Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. The Compensation and Governance Committee is exclusively composed of directors determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the AFEP/MEDEF Code (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées - AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France - MEDEF). The Vice-Chairman of the Board of Directors - Lead Independent Director is regularly involved with the Committee’s work, even if not a member of the Committee, and presents the compensation policies of AXA each year at the AXA shareholder meeting. The Chairman and Chief Executive Officer of AXA, although not a member of the Committee, also takes part in its work and attends its meetings unless his personal performance or compensation is being discussed.

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of four members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 19, 2016. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

The OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. In particular, the OCC of AXA Equitable is responsible for:

•	evaluating the performance of the Named Executive Officers and recommending their compensation to the Board of Directors, including their salaries and variable compensation;

•	supervising the policies relating to compensation of officers and employees; and

•	reviewing and approving corporate goals and objectives included in variable compensation arrangements and evaluating executive management performance in light of those goals and objectives.

Following its review and discussion, the OCC submits its compensation recommendations to the Board of Directors for its discussion and approval. Pursuant to the provisions of the New York Insurance Law, the Board of Directors must approve the compensation of all principal officers of AXA Equitable and comparably paid employees. As of February 19, 2016, all of the Named Executive Officers were principal officers or comparably paid employees.

Role of the Chief Executive Officer

As Chief Executive Officer of AXA Equitable, Mr. Pearson assists the OCC in its review of the total compensation of all the Named Executive Officers except himself. Mr. Pearson provides the OCC with his assessment of the performance of each named executive officer relative to the corporate and individual goals and other expectations set for the named executive officer for the preceding year. Based on these assessments, he then provides his recommendations for each Named Executive Officer’s total compensation and the appropriate goals for each in the year to come. However, the OCC is not bound by his recommendations.

Other than the Chief Executive Officer, no Named Executive Officer plays a decision-making role in determining the compensation of any other Named Executive Officer. As Chief Human Resources Officer, Mr. Piazzolla plays an administrative role as described below in “Role of AXA Equitable Human Resources.”

Role of AXA Equitable Human Resources

AXA Equitable Human Resources supports the OCC’s work on executive compensation matters and is responsible for many of the organizational and administrative tasks that underlie the compensation review and determination process and making presentations on various topics. Human Resources’ efforts include, among other things:

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

Role of Compensation Consultant

Towers Watson continues to be retained by AXA Equitable to serve as an executive compensation consultant. Towers Watson provides various services including advising AXA Equitable management on issues relating to AXA Equitable’s executive compensation practices and providing market information and analysis regarding the competitiveness of the Total Compensation Program.

During 2015, Towers Watson performed the following specific services for AXA Equitable management:

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

Although AXA Equitable management has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement, the OCC reviewed the services to be provided by Towers Watson in 2015 as well as the related fees. The total amount of fees paid to Towers Watson by AXA Equitable in 2015 for executive compensation services was approximately $92,000. AXA Equitable also paid Towers Watson $70,000 in 2015 for services related to its performance management system. The AXA Financial Group may also pay fees to Towers Watson from time to time for actuarial or other services unrelated to its compensation programs. AXA and other AXA affiliates may also pay fees to Towers Watson for various services. Specifically, AXA pays fees for services in connection with its Executive Compensation Review described below.

Executive Compensation Review

In addition to the foregoing processes, each year, AXA Human Resources conducts a comprehensive review of the total compensation paid to the top approximately 200 executives of AXA Group worldwide, including all the Named Executive Officers except Mr. Pearson since compensation of the members of AXA’s Management Committee is reviewed separately by the Compensation and Governance Committee of the AXA Board of Directors. The Management Committee participates in this review which focuses on each executive’s performance over the last year and the decisions made about the executive’s compensation in light of that performance. AXA Equitable Human Resources provides detailed information to AXA Human Resources in preparation for the review.

Use Of Competitive Compensation Data

Because AXA Equitable competes most directly for executive talent with large diversified financial services companies, AXA Equitable regards it as essential to regularly review the competitiveness of the Total Compensation Program for its executives to ensure that they are provided compensation opportunities that compare favorably with the levels of total compensation offered to similarly situated executives by peer companies. A variety of sources of compensation information are used to benchmark the competitive market for AXA Equitable executives, including the Named Executive Officers.

Primary Compensation Data Source

For all Named Executive Officers, AXA Equitable currently relies primarily on the Towers Watson U.S. Diversified Insurance Study of Executive Compensation for information to compare their total compensation to the total compensation reported for equivalent executive officer positions at peer companies. For the 2014 study (which was used in determining 2015 target compensation), the companies included:

AFLAC	Lincoln Financial	Principal Financial Group
AIG	Massachusetts Mutual	Prudential Financial
Allstate	MetLife	Securian Financial Group
CIGNA	Nationwide	Sun Life Financial
CNO Financial	New York Life	Thrivent Financial for Lutherans
Genworth Financial	Northwestern Mutual	TIAA-CREF
Guardian Life	OneAmerica Financial Partners	Transamerica
Hartford Financial Services	Pacific Life	Unum Group
John Hancock	Phoenix Companies	USAA
Voya Financial Services

Other Compensation Data Sources

The above U.S. compensation data source is supplemented with additional information from general surveys of corporate compensation and benefits published by various national compensation consulting firms. AXA Equitable also participates in surveys conducted by Mercer, McLagan Partners, Towers Watson and LOMA Executive Survey to benchmark both the executive and non-executive compensation programs.

All these information sources are employed to measure and compare actual pay levels not only on a total compensation basis but also by breaking down the Total Compensation Program component by component to review and compare specific compensation elements as well as the particular mixes of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at peer companies. This information, as collected and reviewed by Human Resources, is submitted to the OCC for review and discussion.

Pricing Philosophy

AXA Equitable’s compensation practices are designed with the aid of the market data to set the total target compensation of each Named Executive Officer at the median for total compensation with respect to the pay for comparable positions at peer companies. The analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for the Named Executive Officers in 2015 resulted chiefly from differences in each executive’s level of responsibilities, tenure, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

Components Of The Total Rewards Program

The Total Rewards Program for the Named Executive Officers consists of six components. These components include the three components of the Total Compensation Program (i.e., base salary, short-term incentive compensation and equity-based awards) as well as: (i) retirement, health and other benefit programs, (ii) severance and change-in-control benefits and (iii) perquisites.

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data. Using this data, a 50th percentile pricing philosophy is maintained, comparing base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, in some cases, base salaries include an additional amount in lieu of a housing or education allowance) or a Named Executive Officer’s experience and tenure warrant a lower initial salary with an adjustment to market over time. Once set, base salaries for the Named Executive Officers are typically not increased, except to reflect a change in job responsibility, a sustained change in the market compensation for the position or a market adjustment for a Named Executive Officer whose initial base salary was set below the 50th percentile.

Mr. Pearson is the only Named Executive Officer with an employment agreement. Under this agreement, Mr. Pearson’s employment will continue until he is age 65 unless the employment agreement is terminated earlier by either party on 30 days’ prior written notice. Mr. Pearson is entitled to a minimum rate of base salary of $1,225,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all AXA Equitable officers with the title of Executive Director or higher.

None of the Named Executive Officers received an increase in their annual rate of base salary in 2015. The amount of base salary earned by each Named Executive Officer in 2015 was:

Named Executive Officer	Base Salary
Mr. Pearson	$1,250,744
Mr. Malmstrom	$658,228
Mr. Lane	$698,121
Mr. Piazzolla	$924,622
Mr. Hattem	$551,331

The base salaries earned by the Named Executive Officers in 2015, 2014 and 2013 are reported in the Summary Compensation Table included in this Item 11.

Short-Term Incentive Compensation Program

Annual variable cash awards for the Named Executive Officers are available under The AXA Equitable Short-Term Incentive Compensation Program (the “STIC Program”).

The purpose of the STIC Program is to:

•	align incentive awards with corporate strategic objectives and reward participants based on both company and individual performance;

•	enhance the performance assessment process with a focus on accountability;

•	establish greater compensation differentiation based on performance;

•	provide competitive total compensation opportunities; and

•	attract, motivate and retain top performers.

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

Individual Targets

Initially, individual award targets are assigned to each STIC Program participant based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position.

STIC Program Pool

All the money available to pay STIC Program awards to the Named Executive Officers (other than Mr. Pearson) and certain other executive officers comes from, and is limited by, a cash pool (the “Executive STIC Pool”) from which the awards of all the Named Executive Officers other than Mr. Pearson are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all the Executive STIC Pool participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is determined by combining the individual performance percentages for AXA Financial Life and Savings Operations (weighted 90%) and AXA Group (weighted 10%) which measure their performance against certain financial and other targets.

After the performance percentage for AXA Financial Life and Savings Operations is determined, it may be adjusted positively or negatively by the Management Committee, as described below, before being combined with the AXA Group performance percentage to arrive at the Funding Percentage.

Mr. Pearson’s STIC Program award is determined independently of the Executive STIC Pool and is based 20% on AXA Group’s performance (which reflects his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee), 30% on the performance of AXA Financial Life and Savings Operations and 50% on his individual performance.

Performance Percentages

To determine the performance percentage for AXA Financial Life and Savings Operations, various performance objectives are established for AXA Financial Life and Savings Operations, and a target is set for each one. Each performance objective is separately subject to a 150% cap and a 50% cliff. For example, if a particular performance objective is weighted 15% for AXA Financial Life and Savings Operations, 15% will be added to the overall performance percentage for AXA Financial Life and Savings Operations if that target is met, regardless of AXA Financial Life and Savings Operations’ performance on its other objectives. If the target for that performance objective is exceeded, the amount added to the overall performance percentage for AXA Financial Life and Savings Operations will be increased up to a maximum of 22.5% (150% x 15%). If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% x 15%). If performance is below the threshold for a performance objective, 0% will be added to AXA Financial Life and Savings Operations’ overall performance percentage.

AXA Financial Life and Savings Operations - The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2015, along with their relative weightings. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with U.S. GAAP.

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target (1)
Underlying earnings(2)	40.0%	910
Economic expenses(3)	10.0%	1,210
Gross Written Premiums(4)	15.0%	2,291
Return on Capital(5)	10.0%	6.6%
Customer Centricity(6)
Customer Experience Tracking	20.0%	80.5%
Brand Preference Tracking	5.0%	44.0%

(1)	All numbers other than those stated in percentages are in millions of U.S. dollars.

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

(5)
“Return on Capital” means the IFRS adjusted earnings of the AXA Financial Group (excluding AllianceBernstein) divided by: (a) the opening allocated shareholders’ equity for AXA Financial Life and Savings Operations, plus (b) the adjusted earnings of the AXA Financial Group (excluding AllianceBernstein), minus (c) dividends and other similar payments to AXA, plus (d) any capital contributions from AXA.

(6)
“Customer Centricity” is comprised of two components - Customer Experience Tracking and Brand Preference Tracking. Generally, Customer Experience Tracking measures customers’ level of satisfaction based on the responses received for a certain customer survey question. Brand Preference Tracking measures brand preference among clients who currently own a life insurance or annuity product based on the percentage of favorable responses received for a certain customer survey question.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives and their relative weightings are determined based on AXA’s strategy and focus and they may change from year to year as different metrics may become more relevant. The 2015 STIC Program performance objectives remained the same as the performance objectives for the 2014 STIC Program. Their weightings were changed, however, as follows: the weightings for underlying earnings and return on capital were each reduced by 5% (from 45% and 15% respectively) and the weighting for Customer Experience Tracking was increased by 10% to reflect AXA’s steadfast commitment to focus on customers. Underlying earnings is generally the most highly weighted performance objective reflecting AXA’s belief that it is the strongest indicator of performance for a year and should be the dominant metric to determine an executive’s annual incentive income.

For 2015, the targets for Underlying Earnings, Gross Written Premiums, Return on Capital and Customer Centricity were met or exceeded. Actual Economic Expenses were slightly higher than target.

AXA Group -- AXA Group’s performance percentage is primarily based on underlying earnings per share (65%). Return on equity (20%) and customer scope (15%) are also considered. For this purpose, “return on equity” means the ratio of the change in available financial resources for a year to the average short-term economic capital. Short-term economic capital measures the portion of the available financial resources that could be lost in a year if a 1 in 200 year “shock” were to occur.

Discretionary Adjustment by the Management Committee

As stated above, the performance percentage for AXA Financial Life and Savings Operations may be adjusted by the Management Committee before being combined with AXA’s performance percentage to arrive at the Funding Percentage. When making this adjustment, the Management Committee generally considers whether any uncontrollable factors such as market fluctuations may have unduly influenced AXA Financial Life and Savings Operations’ results with respect to the performance objectives listed above and may increase or decrease the Performance Percentage by 15%, subject to an overall cap of 150% for the Funding Percentage. With respect to 2015, the Management Committee did not make an adjustment.

Individual Determinations

Once the Executive STIC Pool is determined, it is allocated to the participants in the pool based on their individual performance and demonstrated leadership behaviors. As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires. This section describes how the amounts of the STIC Program awards for the Named Executive Officers were determined.

The OCC reviewed the performance of each Named Executive Officer during 2015. Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable Board of Directors who approved the final award amounts. In making its recommendations, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2015 and the Funding Percentage. Since the executives are responsible for the success of each of AXA Equitable, AXA Financial and AXA Financial Life and Savings Operations, the OCC considered all related 2015 accomplishments. The accomplishments considered included:

•
Actively managed the capital of AXA Financial and AXA Equitable by taking such actions as:  (a) successfully negotiating sale agreements for equity real estate owned by the AXA Financial Group and located at 787 Seventh Avenue and 1285 Sixth Avenue in New York City, (b) paying part of AXA Equitable’s extraordinary dividend to AXA Financial in 10 million AB Units and (c) reducing AXA Financial’s debt to AXA Group;

•
Continued growth in new distribution channels such as the property and casualty and third party Employer-Sponsored channels, as well as growth in direct business by implementing online enrollment for certain business lines;

•	Maintained and grew market share in select segments, including the 403(b) kindergarten to 12th grade education market, the variable universal life market and individual annuity;

•	Launched the new group employee benefits business line;

•
Continued to actively manage AXA Equitable’s in-force business by:  (a) initiating a program to purchase from certain policyholders all or 50% of the GMDB and GMIB riders contained in their Accumulator contracts which AXA Equitable believes was mutually beneficial to AXA Equitable and policyholders who no longer needed or wanted the GMDB or GMIB rider and (b) adding a lump sum payment option to certain contracts with GMIB and GWBL benefits at the time their annuity account value falls to zero, giving policyholders another benefit alternative while reducing uncertainly associated with future GMIB and GWBL costs; and

•
Advanced AXA Group’s customer centricity and digital strategy by:  (a) strengthening AXA Equitable’s connection with clients, growing in key digital client metrics such as usage of AXA Equitable’s online account platform, (b) launching new client facing mobile applications for certain products and (c) launching a new brand television and multi-media campaign that effectively targeted high value segments and significantly increased AXA brand awareness.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at the recommended STIC Program award for each of the Named Executive Officers. For the Named Executive Officers who are paid their STIC Program awards from the Executive STIC Pool (i.e., all Named Executive Officers except Mr. Pearson), all received a percentage of their target award that was greater than the Funding Percentage. Mr. Pearson received an award equal to 110% of his target. The target awards and actual awards for the Named Executive Officers in 2015 were:

Named Executive Officer	Target Award	Actual Award
Mr. Pearson	$2,128,400	$2,341,000
Mr. Malmstrom	$800,000	$940,000
Mr. Lane	$1,000,000	$1,350,000
Mr. Piazzolla	$800,000	$950,000
Mr. Hattem	$600,000	$720,000

Mr. Hattem was also paid a bonus of $47,596 in May 2015 to compensate him for the loss of stock options due to regulatory and other constraints prohibiting his exercise.

The STIC Program awards and bonuses earned by the Named Executive Officers in 2015, 2014 and 2013 are reported in the Summary Compensation Table included in this Item 11.

Equity-Based Awards
Annual equity-based awards for eligible employees, including the Named Executive Officers, are available under the umbrella of AXA’s global equity program. The value of the equity-based awards is linked to the performance of AXA’s stock.
The purpose of the equity-based awards is to:

•	align strategic interests of award recipients with those of our ultimate parent and shareholder, AXA;

•	provide competitive total compensation opportunities;

•	focus on achievement of medium-range and long-term strategic business objectives; and

•	attract, motivate and retain top performers.

Equity-based awards are subject to the oversight of the AXA Board of Directors, which is authorized to approve all programs prior to their implementation and to approve all individual grants. The AXA Board of Directors also sets the size of the equity pool each year, after considering the amounts authorized by shareholders for equity-based awards (AXA’s shareholders authorize a global cap for equity-based awards every three to four years) and the recommendations of chief executive officers or boards of directors of affiliates worldwide on the number of stock option and other grants for the year. The pools are allocated annually among AXA Group affiliates based on each affiliate’s contribution to AXA Group’s financial results during the preceding year and with consideration for specific local needs (e.g., market competitiveness, consistency with local practices, group development).

The AXA Board of Directors sets the mix of equity-based awards for individual grants, which is standardized through AXA Group worldwide. Since 2004, there has been a decreasing reliance on stock options in equity-based awards. For example, in 2015, equity grants were awarded entirely in performance shares at the senior and junior employee levels. Executive officers have continued to receive a portion of their grant in stock options, however, since stock options are a long-term award and AXA believes that executive officers are required to have a more significant long-term focus than senior or junior employees.

Grants for the Named Executive Officers

Individual equity-based award targets are assigned to each of the Named Executive Officers based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position.

Each year, the OCC submits recommendations to the AXA Board of Directors with respect to equity-based awards for the Named Executive Officers, taking into account the available equity pool allocation and based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his or her current position and a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data.” The AXA Board of Directors approves the individual grants as it deems appropriate.

For 2015, grants to the Named Executive Officers involved a mix of two equity-based components: (1) AXA ordinary share options granted under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and (2) performance shares granted under the AXA International Performance Shares Plan (the “International Performance Shares Plan”).

The 2015 equity-based awards to the Named Executive Officers were granted using U.S. dollar values. The U.S. dollar values were allocated between stock options and performance shares in accordance with the mix determined by the AXA Board of Directors. For this purpose, the value of the stock options and performance shares granted were determined using a Black-Scholes pricing methodology which was based on assumptions which differ from the assumptions used in determining an option’s or performance share’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

The amounts awarded to the Named Executive Officers on June 19, 2015 were as follows:

Named Executive Officer	Stock Options	Performance Shares
Mr. Pearson	145,458	83,119
Mr. Malmstrom	37,179	21,245
Mr. Lane	74,352	42,487
Mr. Piazzolla	24,784	14,162
Mr. Hattem	37,179	21,245

Stock Options

The stock options granted to the Named Executive Officers on June 19, 2015 have a 10-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, provided that the last third will vest on June 19, 2020 only if the AXA ordinary share performs at least as well as the Stoxx Insurance Index ("SXIP Index") over a specified period of at least three years. This performance condition applies to all of Mr. Pearson’s options. The exercise price for the options is 22.90 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 19, 2015.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Hattem, Mr. Piazzolla and Mr. Pearson are currently eligible to retire, these stock options will not be forfeited due to any service condition.

Performance Shares

Awards - A performance share is a “phantom” share of AXA stock that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. Performance shares are granted unearned. Under the 2015 International Performance Shares Plan, the number of shares that is earned is determined at the end of a three-year performance period, starting on January 1, 2015 and ending on December 31, 2017, by multiplying the number of shares granted by a performance percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period.

If no dividend is paid by AXA for each of 2015, 2016 or 2017, the performance percentage for the grant will be divided in half. The performance shares granted to the Named Executive Officers on June 19, 2015 have a cliff vesting schedule of four years.

Performance Objectives - AXA Group and AXA Financial Life and Savings Operations each have their own performance objectives under the 2015 International Performance Shares Plan, with AXA Group’s performance over the performance period counting for one-third and AXA Financial Life and Savings Operations’ performance counting for two-thirds toward the final determination of how many performance shares a participant has earned. If performance targets are met, 100% of the performance shares initially granted is earned. Performance that exceeds the targets results in increases in the number of shares earned, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned with a possible forfeiture of all shares. Since AXA uses IFRS as its principal method of accounting, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with U.S. GAAP.

For performance shares granted under the 2015 International Performance Shares Plan, the performance objectives are:

AXA Financial Life and Savings
AXA Group (1/3 weight)	Operations (2/3 weight)
• Adjusted Earnings Per Share	• Adjusted Earnings	(weighted 50%)
	• Underlying Earnings	(weighted 50%)

The performance objectives and their targets are determined by the AXA Board of Directors based on their review of AXA’s strategic objectives, market practices and regulatory changes.

Payout - The settlement of 2015 performance shares will be made in AXA ordinary shares on June 19, 2019. The 2015 plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the settlement date. Accordingly, Mr. Hattem, Mr. Piazzolla and Mr. Pearson will still receive a payout under this plan if they choose to retire prior to the end of the vesting period.

Payout of 2012 Performance Units in 2015

In 2015, the Named Executive Officers received the payout of their performance units under AXA’s 2012 Performance Unit Plan. The 2012 Performance Unit Plan was similar to the 2015 International Performance Shares Plan except that 100% of the units earned were vested after three years, on March 16, 2015. Also, settlement was in cash rather than stock. As in the 2015 International Performance Shares Plan, AXA Financial Life and Savings Operations and AXA Group each had their own performance objectives under the 2012 Performance Unit Plan, with AXA Financial Life and Savings Operations’ performance over a two-year performance period (i.e., January 1, 2012 through December 31, 2013) counting for two-thirds and AXA Group’s performance over the same period counting for one-third toward the final determination of how many performance units a participant earned. AXA Group’s performance was based on net income per share while AXA Financial Life and Savings Operations’ performance was based on net income (weighted 50%) and underlying earnings (weighted 50%). The performance percentage that was ultimately achieved under the plan was 122.89%, based on AXA Financial Life and Savings Operations’ performance of 130% and AXA Group’s performance of 109%.

Detailed information on the stock option and performance share grants for each of the Named Executive Officers in 2015 is reported in the 2015 Grants of Plan-Based Awards Table included in this Item 11.

Other Compensation and Benefits

AXA Equitable believes that a comprehensive benefits program which offers long-term financial support and security for all employees plays a critical role in attracting high caliber executives and encouraging their long-term service. Accordingly, all employees, including the Named Executive Officers, are offered a benefits program that includes group health and disability coverage, group life insurance and various deferred compensation and retirement benefits. The program is periodically reviewed to ensure that the benefits it provides continue to serve business objectives and remain cost-effective and competitive with the programs offered by large diversified financial services companies.

Retirement and Deferred Compensation Plans

The following retirement and deferred compensation plans are offered to eligible employees, including the Named Executive Officers:

AXA Equitable 401(k) Plan (the “401(k) Plan”). AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan, for its eligible employees, including the Named Executive Officers. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to plan and tax law limits. The 401(k) Plan also provides participants with the opportunity to earn a discretionary profit sharing contribution and a company contribution. The discretionary profit sharing contribution for a calendar year is based on company performance for that year and ranges from 0% to 4% of annual eligible compensation (subject to tax law limits). Any contribution for a calendar year is expected to be made in the first quarter of the following year. A profit sharing contribution of 2.5% of annual eligible compensation is expected to be made for the 2015 plan year. The company contribution for a calendar year is based on the following formula and is subject to tax law limits: (i) 2.5% of eligible compensation up to the Social Security Wage Base ($118,500 in 2015 and 2016) plus, (ii) 5.0% of eligible compensation in excess of the Social Security Wage Base, up to the qualified plan compensation limit ($265,000 in 2015 and 2016).

Excess 401(k) Contributions. Because AXA Equitable believes that excess plans are an important component of competitive market-based compensation in both its peer group and generally, AXA Equitable provides excess 401(k) contributions for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit and (ii) voluntary deferrals to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives for the applicable year, and are made to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives. All the Named Executive Officers are eligible to receive excess 401(k) contributions.

AXA Equitable Retirement Plan (the “Retirement Plan”). AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan for eligible employees which was frozen effective December 31, 2013. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule. All of the Named Executive Officers other than Mr. Malmstrom participated in the plan prior to its freeze.

Prior to its freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account in the name of each Retirement Plan participant. The notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security Wage Base plus 10% of eligible compensation above the Social Security Wage Base up to the qualified plan compensation limit. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2015, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012, received an interest crediting rate of .25%.

For certain grandfathered participants, the Retirement Plan provides benefits under a formula based on final average pay, estimated Social Security benefits and service. None of the Named Executive Officers are grandfathered participants.

AXA Equitable Excess Retirement Plan (the “Excess Plan”). AXA Equitable sponsors the Excess Plan, a nonqualified defined benefit plan for eligible employees which was frozen effective December 31, 2013. Prior to its freeze, the Excess Plan allowed eligible employees, including the Named Executive Officers except Mr. Malmstrom, to earn retirement benefits in excess of what was permitted under the Code with respect to the Retirement Plan. Specifically, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for certain Code limits.

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”). AXA Equitable believes that compensation deferral is a cost-effective method of enhancing the savings of executives. Accordingly, AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of certain compensation. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. In addition, as mentioned above, excess 401(k) contributions are made to the Post-2004 Plan.

For additional information on these plan benefits for the Named Executive Officers, see the Pension Benefits Table and Nonqualified Deferred Compensation Table included in this Item 11.

Financial Protection

The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”). AXA Equitable sponsors the ESB Plan which offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of: (i) most recent short-term incentive compensation award and (ii) the average of the three highest short-term incentive compensation awards) and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

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

Mr. Pearson’s Employment Agreement. Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is terminated by AXA Equitable prior to his attaining age 65 other than for cause, excessive absenteeism or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination and (iii) a cash payment equal to the additional employer contributions that Mr. Pearson would have received under the 401(k) Plan and its related excess plan for the year of his termination if those plans provided employer contributions on his severance pay and all of his severance pay was paid in that year. For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met for each of the two consecutive fiscal years immediately preceding the year of termination.

Change in Control Arrangements

AXA Equitable believes that it is important to provide employees with a level of protection to reduce anxiety that may accompany a change in control. Accordingly, change in control benefits are provided for stock options granted under the Stock Option Plan. Under that plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.

Perquisites

The Named Executive Officers receive certain perquisites. Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use, excess liability insurance coverage, and repatriation costs.

Each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons. Also, Mr. Lane is permitted to use a corporate membership in a country club for personal purposes and Mr. Hattem and Mr. Piazzolla were provided with parking spaces in 2015.

In addition to the above, financial planning and tax preparation services are provided for the Named Executive Officers. The incremental costs of perquisites for the Named Executive Officers during 2015 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.

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

Share Ownership Policy

AXA Equitable does not have stock ownership guidelines. However, any executives who are subject to AXA’s stock ownership policy as members of AXA’s Executive Committee or Management Committee are required to meet AXA’s requirements for holding AXA Stock. Those requirements are expressed as a multiple of annual total cash compensation, with members of AXA’s Management Committee (such as Mr. Pearson) required to hold the equivalent of their total cash compensation multiplied by 1.5 and members of AXA’s Executive Committee required to hold the equivalent of their total cash compensation by 1.

Derivatives Trading and Hedging Policies

The AXA Financial Group’s reputation for integrity and high ethical standards in the conduct of its affairs is of paramount importance to it. To preserve this reputation, all employees of the AXA Financial Group, including the Named Executive Officers, are subject to the AXA Financial Insider Trading Policy. This policy prohibits, among other items, all short sales of securities of AXA and its publicly-traded subsidiaries and any hedging of equity compensation awards (including stock option, performance unit, performance share or similar awards) or the securities underlying those awards. Members of AXA’s Management Committee must pre-clear with the AXA Group General Counsel any derivatives transactions with respect to AXA securities and/or the securities of other AXA Group publicly-traded subsidiaries (including AllianceBernstein).

Impact of Accounting and Tax Rules

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

Code Section 409A provides requirements that certain nonqualified deferred compensation arrangements must meet to avoid the imposition of additional taxes, including a 20% additional income tax, on the amounts paid under the arrangements. AXA Equitable’s nonqualified deferred compensation arrangements that are subject to Code Section 409A are designed to comply with the requirements of 409A.

Accounting and tax impacts are also considered in the design of equity-based award programs.

COMPENSATION COMMITTEE REPORT

The members of the AXA Equitable Organization and Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Lorie A. Slutsky (Chair)	Barbara Fallon-Walsh
Bertram L. Scott	Kristi A. Matus

CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION

AXA Equitable has considered whether its compensation practices are reasonably likely to have a material adverse effect on AXA Equitable and determined that they do not. When conducting the analysis, AXA Equitable considered that its programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. The overall incentive design and metrics of AXA Equitable’s incentive compensation program effectively balance performance over time, considering both company earnings and individual results with various multi-year vesting and performance periods. AXA Equitable’s short-term incentive program further mitigates risk by permitting discretionary adjustments for both funding and granting purposes. AXA Equitable also considered that its general risk management controls, oversight of programs, award review and governance processes preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the OCC has served as an officer or employee of AXA Equitable or its subsidiaries. During 2015, (a) none of our executive officers served as a member of the compensation committee of any entity for which a member of our Board served as an executive officer and (b) none of our executive officers served as a director of another entity, are of whose executive officers served on the OCC.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.
SUMMARY COMPENSATION TABLE
The following table presents the total compensation of our Named Executive Officers for services performed for the AXA Financial Group for the years ended December 31, 2013, December 31, 2014, and December 31, 2015. The amounts listed in this table as well as all other executive compensation tables reflect all payments made to the Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported in the following table includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance shares and stock options. The performance shares and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “Total Compensation” as described in the Compensation Discussion and Analysis.

Name	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total
Pearson, Mark	2015	$1,250,744		$1,681,267	$261,309	$2,341,000		$573,100	$6,107,420
Chairman, President and	2014	$1,247,637		$1,543,806	$357,095	$2,439,000	$1,514,357	$695,232	$7,797,127
Chief Executive Officer	2013	$1,223,529		$1,518,878	$251,968	$2,437,000	$801,831	$350,092	$6,583,298
Malmstrom, Anders	2015	$658,228		$350,014	$61,295	$940,000	$22,125	$165,337	$2,196,999
Senior Executive	2014	$658,228		$380,912	$96,383	$700,000	$22,498	$368,629	$2,226,650
Director and Chief	2013	$658,151		$378,888	$62,873	$725,000		$319,841	$2,144,753
Financial Officer
Lane, Nicholas	2015	$698,121		$699,979	$122,580	$1,350,000	$18,882	$213,486	$3,103,048
Senior Executive Director	2014	$698,121		$704,164	$178,185	$1,225,000	$402,199	$192,119	$3,399,788
& Head of US Life	2013	$614,212		$694,634	$115,268	$1,035,000	$63,593	$30,114	$2,552,821
and Retirement
Piazzolla, Salvatore	2015	$924,622		$233,321	$40,860	$950,000	$423,637	$206,272	$2,778,712
Senior Executive	2014	$924,622		$234,139	$59,246	$945,000	$525,495	$210,354	$2,898,856
Director and Chief	2013	$924,526		$284,157	$47,154	$980,000	$393,075	$39,485	$2,668,397
Human Resources Officer
Hattem, Dave	2015	$551,331	$47,596	$429,728	$66,791	$720,000	$16,467	$159,859	$1,991,772
Senior Executive Director	2014	$545,578		$421,988	$98,216	$720,000	$916,770	$152,943	$2,855,495
& General Counsel	2013

(1)	The amounts in this column reflect actual salary paid in 2015.

(2)	Mr. Hattem was paid a bonus in May of 2015 to compensate him for the loss of stock options due to regulatory and other constraints prohibiting his exercise.

(3)
The amounts reported in this column represent the aggregate grant date fair value of performance shares awarded in each year in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the Consolidated Financial Statements. The 2015 performance share grants were valued at target which represents the probable outcome at grant date. A maximum payout for the 2015 performance share grants would result in additional values of: Pearson $2,185,653, Malmstrom $455,027, Lane $909,971, Piazzolla $303,324 and Hattem $558,656. The 2015 performance share grants are described in more detail in the below Grants of Plan-Based Awards table.

(4)
The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the Consolidated Financial Statements. The 2015 stock option grants are described in more detail in the below Grants of Plan-Based Awards table.

(5)
The amounts reported for 2015 are the awards paid in February 2016 to each of the Named Executive Officers based on their 2015 performance. The amounts reported for 2014 are the awards paid in February 2015 to each of the Named Executive Officers based on their 2014 performance. The amounts reported for 2013 are the awards paid in February 2014 to each of the Named Executive Officers based on their 2013 performance.

(6)
The amounts reported represent the increase in the actuarial present value of accumulated pension benefits for the Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2013, 2014 or 2015. Mr. Pearson experienced a decrease in pension value of $21,135 for 2015, due to an increase in the discount rate used to calculate his benefits under the Retirement Plan and the Excess Plan and the combined effect of changes in the assumptions used (discount rate and mortality assumption) and compensation increases less than assumed in calculating his benefit under the ESB Plan.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Auto(a)	Excess Liability Insurance(b)	Financial Advice(c)	Life Insurance Premiums(d)	Other Perquisites/ Benefits(e)	Total
Pearson, Mark	2015	$17,874	$8,110	$34,610	$153,330	$359,176	$573,100
	2014	$21,124	$4,820	$26,630	$279,276	$363,382	$695,232
	2013	$14,956	$4,722	$47,717	$263,855	$18,842	$350,092
Malmstrom, Anders	2015	$839		$29,190	$4,221	$131,087	$165,337
	2014	$399		$22,375	$3,853	$342,002	$368,629
	2013	$609		$25,168	$2,869	$291,195	$319,841
Lane, Nicholas	2015	$1,478		$18,200	$2,394	$191,414	$213,486
	2014	$439		$17,500	$1,969	$172,211	$192,119
	2013	$1,131		$15,321	$1,320	$12,342	$30,114
Piazzolla, Salvatore	2015	$6,188		$18,200	$4,720	$177,164	$206,272
	2014	$738		$24,875	$3,914	$180,827	$210,354
	2013	$1,254		$24,584	$3,082	$10,565	$39,485
Hattem, Dave	2015	$6,157		$17,524	$5,063	$131,115	$159,859
	2014			$15,000	$4,525	$133,418	$152,943
	2013

a.
Pursuant to his employment agreement, Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2015 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time. The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver. Mr. Piazzolla and Mr. Hattem were also provided with parking spaces during 2015. The amounts in this column reflect the actual amounts paid by AXA Equitable for the parking.

b.
AXA Equitable pays the premiums for excess liability insurance coverage for Mr. Pearson pursuant to his employment agreement. The amounts in this column reflect the actual amount of the premiums paid for each year.

c.
AXA Equitable pays for financial planning and tax preparation services for each of the Named Executive Officers. The amounts in this column reflect the actual amounts paid to the service provider for each year.

d.
This column shows the cost of life insurance coverage provided to the Named Executive Officers under the ESB Plan less the amount of any contributions made by the Named Executive Officers. For this purpose, the cost of the life insurance coverage was determined by multiplying the amount of coverage by the actual policy cost of insurance rates.

e.
This column includes the amount of any employer profit sharing contributions and company contributions received by each Named Executive Officer under the 401(k) Plan for 2015 ($6,625 for each applicable Named Executive Officer for the profit sharing contributions and $10,288 for each applicable Named Executive Officer for the company contributions). This column also includes the amount of any excess 401(k) contributions received by each Named Executive Officer under the Post-2004 Plan for 2015. These excess 401(k) contributions were: Mr. Pearson $342,264, Mr. Malmstrom $109,323, Mr. Lane $165,812, Mr. Piazzolla $160,252 and Mr. Hattem $109,558. For Mr. Malmstrom, this column includes certain air travel costs ($4,375) and costs related to having a guest accompany him to an event ($476). For Mr. Lane, this column includes certain air travel costs ($5,420), costs related to having a guest accompany him to an event ($476) and costs of his annual membership to a country club ($2,793). For Mr. Hattem, this column includes amounts related to having a guest accompany him to an event ($476) and travel costs for a guest to accompany him to a company function ($4,168).

2015 GRANTS OF PLAN-BASED AWARDS
The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table includes both equity and non-equity awards granted during 2015.

		OCC Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards(4) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Pearson, Mark			$—	$2,128,400	N/A
	6/19/2015	2/19/2015				—	145,458	145,458		$26.12	$261,309
	6/19/2015	2/19/2015				—	83,119	108,055			$1,681,267
Malmstrom, Anders			$—	$800,000	N/A
	6/19/2015	2/19/2015				—	12,393	12,393	24,786	$26.12	$61,295
	6/19/2015	2/19/2015				—	21,245	27,619			$350,014
Lane, Nicholas			$—	$1,000,000	N/A
	6/19/2015	2/19/2015				—	24,784	24,784	49,568	$26.12	$122,580
	6/19/2015	2/19/2015				—	42,487	55,233			$699,979
Piazzolla, Salvatore			$—	$800,000	N/A
	6/19/2015	2/19/2015				—	8,260	8,260	16,524	$26.12	$40,860
	6/19/2015	2/19/2015				—	14,162	18,411			$233,321
Hattem, Dave			$—	$600,000	N/A
	6/19/2015	2/19/2015				—	12,393	12,393	24,786	$26.12	$66,791
	6/19/2015	2/19/2015				—	21,245	27,619			$429,728

(1)	This column shows the date on which the OCC approved the recommendation of the grants to the AXA Board of Directors.

(2)
The target column shows the target award for 2015 for each Named Executive Officer under the AXA Equitable 2015 Short-Term Incentive Compensation Plan assuming the plan was 100% funded. There is no minimum or maximum award for any participant in this plan. The actual 2015 awards granted to the Named Executive Officers are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(3)
The second row for each Named Executive Officer shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on June 19, 2015. Except for those awarded to Mr. Pearson, these stock options have a ten-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the SXIP Index over a specified period. This performance condition applies to all of Mr. Pearson’s options.

The third row for each Named Executive Officer shows the performance shares granted under the 2015 International Performance Shares Plan on June 19, 2015. The performance shares have a cliff vesting schedule of four years. The performance shares will settle in AXA ordinary shares. Performance shares are granted unearned. Under the 2015 International Performance Shares Plan, the number of shares that is earned is determined at the end of a three-year performance period, starting on January 1, 2015 and ending on December 31, 2017, by multiplying the number of shares granted by a performance percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period.

(4)
The exercise price for the stock options granted on June 19, 2015 is equal to the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 19, 2015. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on June 18, 2015.

(5)
The amounts in this column represent the aggregate grant date fair value of stock options and performance shares granted in 2015 in accordance with FASB ASC Topic 718. The performance share grants were valued at target which represents the probable outcome at grant date.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2015
The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2015. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pearson, Mark	5,101			$33.57	03/31/16	100,449	$3,977,050	157,019	$3,298,043
	5,874		2,936	$44.60	05/10/17
	5,874		2,936	$33.21	04/01/18
	34,574			$21.59	06/10/19
	60,500			$21.08	03/19/20
	137,500			$20.63	03/18/21
	77,334		38,666	$15.96	03/16/22
	46,667		93,333	$17.83	03/22/23
			123,400	$25.74	03/24/24
			145,458	$26.12	06/19/25
Malmstrom, Anders			3,600	$15.96	03/16/22	25,108	$1,048,944	43,045	$882,956
	11,645	11,645	11,644	$17.83	03/22/23
		24,414	12,206	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25

Lane, Nicholas	3,794			$33.78	03/31/16	45,989	$1,927,395	82,787	$1,720,507
	2,803			$45.72	05/10/17
			2,258	$33.21	04/01/18
	25,614		12,805	$15.96	03/16/22
	21,349	21,349	21,348	$17.83	03/22/23
		45,134	22,566	$25.74	03/24/24
		49,568	24,784	$26.12	06/19/25
Piazzolla, Salvatore	27,968			$20.63	03/18/21	18,843	$738,420	27,562	$573,035
	13,904		6,952	$15.96	03/16/22
	8,734	8,734	8,732	$17.83	03/22/23
		15,006	7,504	$25.74	03/24/24
		16,524	8,260	$26.12	06/19/25
Hattem, Dave	9,107			$33.78	03/31/16	23,020	$965,222	41,445	$860,981
	4,674		2,335	$45.72	05/10/17
	4,506		2,251	$33.21	04/01/18
	20,882			$20.63	03/18/21
	14,636		7,317	$15.96	03/16/22
	10,675	10,675	10,673	$17.83	03/22/23
		22,626	11,314	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25

(1)
All stock options have ten-year terms. All stock options granted in 2014 and 2015 have a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, and all stock options granted in 2008 through 2013 have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date; provided that for all these grants the last third will vest only if the AXA ordinary share performs at least as well as the SXIP Index during a specified period (this condition applies to all options granted to Mr. Pearson in 2015, 2014, 2013 and 2012). All stock options granted in 2006 are vested. All stock options granted in 2007 are vested with the exception of the last third of the grants made to Mr. Pearson and Mr. Hattem. These stock options will vest only if the AXA ordinary share performs at least as well as the SXIP Index during a specified period.

(2)
All stock options have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise

(3)	This column reflects earned but unvested performance shares granted in 2013 and AXA Miles as follows:

Executive	2013 Performance Shares Vesting 3/22/16	AXA Miles Vesting 3/16/16
Mr. Pearson	100449
Mr. Malmstrom	25058	50
Mr. Lane	45939	50
Mr. Piazzolla	18793	50
Mr. Hattem	22970	50

(4)	This column reflects unearned and unvested performance shares granted in 2014 and 2015 as follows:

Executive	2014 Performance Shares Vesting 3/24/17 and 3/24/18	2015 Performance Shares Vesting 6/19/19
Mr. Pearson	73900	83119
Mr. Malmstrom	21800	21245
Mr. Lane	40300	42487
Mr. Piazzolla	13400	14162
Mr. Hattem	10200	21245

OPTION EXERCISES AND STOCK VESTED IN 2015
The following table summarizes the value received from stock option exercises and stock awards vested during 2015.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting(3) #	Value Realized on Vesting(4) ($)
Pearson, Mark	5,771	$15,271	85,532	$1,997,172
Malmstrom, Anders	27,500	$297,194	12,388	$289,260
Lane, Nicholas	59,934	$687,234	44,065	$1,028,918
Piazzolla, Salvatore			23,921	$558,555
Hattem, Dave	17,329	$202,028	25,181	$587,976

(1)	This column reflects the number of options that the Named Executive Officers exercised in 2015.

(2)	This column reflects the actual sale price received for the stock acquired upon the option exercise less the exercise price.

(3)
This column reflects the number of performance units earned by the executives under the 2012 AXA Performance Unit Plan that vested on March 16, 2015. For a description of the 2012 AXA Performance Unit Plan, please see “Compensation Discussion and Analysis” included in this item 11.

(4)
The value of the performance units that vested in 2015 was equal to the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding March 16, 2015, converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 15, 2015.

PENSION BENEFITS AS OF DECEMBER 31, 2015

The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension at December 31, 2015. Note that Mr. Malmstrom does not participate in the Retirement Plan o the Excess Plan since he was not eligible to participate in these plans prior to their freeze.

Name	Plan Name(1)	Number of Years Credited Service(2) (#)	Present Value of Accumulated Benefit(3) ($)	Payments during the last fiscal year ($)
Pearson, Mark	AXA Equitable Retirement Plan	3	$64,326	—
	AXA Equitable Excess Retirement Plan	3	$650,227	—
	AXA Equitable Executive Survivor Benefit Plan	21	$2,945,360	—
Malmstrom, Anders	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	3	$50,800	—
Lane, Nicholas	AXA Equitable Retirement Plan	8	$176,835	—
	AXA Equitable Excess Retirement Plan	8	$353,472	—
	AXA Equitable Executive Survivor Benefit Plan	11	$608,559	—
Piazzolla, Salvatore	AXA Equitable Retirement Plan	2	$38,232	—
	AXA Equitable Excess Retirement Plan	2	$192,838	—
	AXA Equitable Executive Survivor Benefit Plan	5	$1,457,898	—
Hattem, Dave	AXA Equitable Retirement Plan	19	$470,357	—
	AXA Equitable Excess Retirement Plan	19	$983,534	—
	AXA Equitable Executive Survivor Benefit Plan	22	$1,770,172	—

(1)
Except as described in the following sentence, the December 31, 2015 liabilities for the Retirement Plan, the Excess Plan, and the ESB Plan were calculated using the same participant data, plan provisions and actuarial methods and assumptions used for financial reporting purposes as described in note 12 of the notes to The Consolidated Financial Statements. A retirement age of 65 is assumed for all pension plan calculations.

(2)
Credited service for purposes of the Retirement Plan and the Excess Plan does not include an executive’s first year of service and does not include any service after the freeze of the plans on December 31, 2013. Pursuant to his employment agreement, Mr. Pearson’s credited service for purposes of the ESB Plan includes approximately 16 years of service with AXA Equitable affiliates. However, this additional credited service does not result in any benefit augmentation for Mr. Pearson.

(3)
Note that, if the Named Executive Officer has elected the Lump Sum Option for a level of benefit (as explained below in “The ESB Plan”), the present value of the tax-free death benefit provided under the life insurance policy purchased on the participant’s life is included in this column and the annual cost of the life insurance coverage provided to the Named Executive Officer is included in the “All Other Compensation” column of the Summary Compensation Table.

The Retirement Plan
The Retirement Plan is a tax-qualified defined benefit plan for eligible employees. The Retirement Plan was frozen effective December 31, 2013.
Participants become vested in their benefits under the Retirement Plan after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).

Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account for each Retirement Plan participant. This notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation included base salary and short-term incentive compensation and was subject to limits imposed by the Internal Revenue Code. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2015, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012, received an interest crediting rate of .25%.
All of the Named Executive Officers, except Mr. Malmstrom, are entitled to a frozen cash balance benefit under the Retirement Plan.
Participants elect the time and form of payment of their Retirement Plan benefits after they separate from service. The normal form of payment for retirement plan benefits depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment for their cash balance benefits:

➢ Single life annuity;
➢ Optional joint and survivor annuity of any whole percentage between 1% and 100%; and
➢ Lump sum.
The Excess Plan
The Excess Plan, which was frozen as of December 31, 2013 allows eligible employees to earn retirement benefits in excess of what is permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code, that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.
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
The ESB Plan
The ESB Plan offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus the higher of: (a) most recent short-term incentive compensation award and (b) the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.
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
NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2015
The following table provides information on (i) compensation Mr. Hattem has elected to defer and (ii) the excess 401(k) contributions paid by AXA Equitable to all the Named Executive Officers.

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY(1)($)	Aggregate Earnings in Last FY(2)($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE(3)($)
Pearson, Mark		$342,264	$(13,229)		$677,332
Malmstrom, Anders		$109,323	$(2,678)		$106,645
Lane, Nicholas		$165,812	$(6,111)		$309,454
Piazzolla, Salvatore		$160,252	$(6,702)		$321,438
Hattem, Dave		$109,558	$(31,935)	$92,061	$1,675,710

(1)	The amounts reported in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table above.

(2)	The amounts reported in this column are not reported in the Summary Compensation Table.

(3)	The amounts in this column that were previously reported as compensation in the Summary Compensation Table for previous years are:

Mr. Pearson	$342,253
Mr. Lane	$147,312
Mr. Piazzolla	$164,252
Mr. Hattem	$115,820

The Post-2004 Plan
The above table reflects the excess 401(k) contributions made by AXA Equitable to the eligible Named Executive Officers under the Post-2004 Plan.
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
In addition, AXA Equitable provides excess 401(k) contributions in the Post-2004 Plan for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit ($265,000 in 2015 and 2016) and (ii) voluntary deferrals to the Post-2004 Plan for the applicable year.
The Variable Deferred Compensation Plan for Executives (the “VDCP”)
The above table also reflects amounts deferred by Mr. Hattem under the VDCP. Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 could be deferred under the VDCP.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The table below and the accompanying text present the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2015 (the “Trigger Date”). The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.
Retirement
The Named Executive Officers would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. Note that the only Named Executive Officers eligible to retire on the Trigger Date were Mr. Pearson and Mr. Hattem. Mr. Piazzolla subsequently became eligible to retire in March 2016.
Short-Term Incentive Compensation:     The executives may have received short-term incentive compensation awards for 2015 under the Retiree Short-Term Incentive Compensation Program. Under that program, retirees who meet certain requirements are eligible to receive a short-term compensation award based on their completed months of service during the calendar year in which they retire.
Stock Options:     All stock options granted to the executives would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited).
AXA Miles and Performance Shares:     The executives would have been treated as if they continued in the employ of the company until the end of the vesting period for purposes of their AXA Miles and performance share awards. Accordingly, they would have received AXA Miles and performance share plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired.
Retirement Benefits:     The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.
Medical Benefits: The executives would have been entitled to access to retiree medical coverage.
ESB Plan: The executives would have been entitled to continuation of their participation in the ESB Plan described above.
Voluntary Termination Other Than Retirement
Named Executive Officers Who Are Not Retirement Eligible
If the Named Executive Officers who are not retirement eligible had voluntarily terminated employment on the Trigger Date:
Short-Term Incentive Compensation:     The executives would not have been entitled to any STIC Program awards for 2015.
Stock Options:     All stock options granted to the executives would have been forfeited on the termination date.
Performance Shares:     The executives would have forfeited all performance shares.
AXA Miles:     The executives would have forfeited all 50 of the AXA Miles granted on March 16, 2012.

Retirement Benefits: The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above, except that they would no longer be entitled to any benefits under the ESB Plan.
Mr. Pearson
If Mr. Pearson had voluntarily terminated on the Trigger Date for “Good Reason” as described below, he would have been entitled to: (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent STIC Program award, (b) the average of Mr. Pearson’s last three STIC Program awards and (c) Mr. Pearson’s target STIC Program award for the year in which termination occurred, (ii) a pro-rated STIC Program award at target for the year of termination and (iii) a cash payment equal to the additional employer contributions that Mr. Pearson would have received under the 401(k) Plan and its related excess plan for the year of his termination if those plans provided employer contributions on his severance pay and all of his severance pay was paid in that year.
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
Mr. Pearson would have received the following amounts if he had voluntarily terminated for Good Reason on the Trigger Date:

Severance Pay	$7,382,000
Pro-Rated Bonus	$2,128,400
Cash Payment	$738,200

In addition, because Mr. Pearson would have been eligible to retire on the Trigger Date, he would have been eligible for the retirement benefits described above, regardless of whether he terminated for Good Reason.

Death
If the Named Executive Officers had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation:     The executives’ estates would not have been entitled to any STIC Program awards for 2015.

Stock Options:     All stock options would have immediately vested and would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death.

Performance Shares:     The number of performance shares granted in 2014 and 2015 would have been multiplied by an assumed performance factor of 1.3 and the number of performance shares granted in 2013 would have been multiplied by the actual performance factor for that plan. The performance shares would have been paid in AXA ordinary shares to the executive’s heirs within 90 days following death.
AXA Miles:     The executive’s heirs would receive 50 AXA ordinary shares at the end of the vesting period (i.e., March 16, 2016).
Retirement Benefits:     The executives’ heirs would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.
Involuntary Termination Without Cause
Named Executive Officers Other than Mr. Pearson
The Named Executive Officers, excluding Mr. Pearson, would have been eligible for severance benefits under the Severance Benefit Plan, as supplemented by the Supplemental Severance Plan (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-solicitation provisions.
The severance benefits would have included:

•	severance pay equal to 52 weeks’ of base salary;

•
additional severance pay equal to the greater of: (i) the most recent STIC Program award paid to the executive, (ii) the average of the three most recent STIC Program awards paid to the executive or (iii) the executive’s target STIC Program award for 2015;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC Program award for 2015 and (ii) $40,000; and

•	one year’s continued participation in the ESB Plan.

The Named Executive Officers would have had a one-year severance period.  If a Named Executive Officer would have been eligible to retire prior to the end of the severance period, all stock options granted to the Named Executive Officer would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited).  Also, the Named Executive Officer would have been treated as if he continued in the employ of AXA Equitable until the end of the vesting period for his performance shares.

The following table lists the payments that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option and performance shares awards:

	Severance Benefits		Equity Grants
Name	Severance	Lump Sum Payment	Stock Options	Performance Shares
Malmstrom, Anders	$1,456,080	$840,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
Lane, Nicholas	$1,919,831	$1,040,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
Piazzolla, Salvatore	$1,864,979	$840,000	Continued vesting in all options and ability to exercise the options through expiration date.	Would receive payouts in the same time and in the same amounts as if he had continued to be employed.
Hattem, Dave	$1,266,590	$640,000	Continued vesting in all options and ability to exercise the options through expiration date.	Would receive payouts in the same time and in the same amounts as if he had continued to be employed.
Mr. Pearson
Under Mr. Pearson’s employment agreement, he waived any right to participate in the Severance Plan. Rather, if Mr. Pearson’s employment had been terminated without “Cause” on the Trigger Date, he would have been entitled to the same benefits as termination for Good Reason as described above, subject to the same conditions. “Cause” is defined in Mr. Pearson’s employment agreement as: (i) willful failure to perform substantially his duties after reasonable notice of his failure, (ii) willful misconduct that is materially injurious to the company, (iii) conviction of, or plea of nolo contedere to, a felony or (iv) willful breach of any written covenant or agreement with the company to not disclose information pertaining to them or to not compete or interfere with the company.

Change-in-Control

With the exception of Mr. Pearson, none of the Named Executive Officers are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided for all stock options granted under the Stock Option Plan. For those options, if there is a change in control of AXA Financial, all unvested options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.

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

2015 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for 2015 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and MONY Life Insurance Company of America. The amounts below include amounts paid for the directors’ services for all three boards.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
De Castries, Henri	$—	$—	$—	$—	$—	$467,610	$467,610
Duverne, Denis	$—	$—	$—	$—	$—	$311,740	$311,740
De Oliveira, Ramon	$83,400	$101,330	$—	$—	$—	$889	$185,619
Fallon-Walsh, Barbara	$126,500	$100,000	$—	$—	$—	$1,789	$228,289
Hale, Danny L.	$36,931	$67,473	$—	$—	$—	$1,183	$105,587
Kaye, Daniel	$28,503	$15,843	$—	$—	$—	$296	$44,642
Kraus, Peter S.	$—	$—	$—	$—	$—	$—	$—
Matus, Kristi	$22,803	$15,843	$—	$—	$—	$552	$39,198
Scott, Bertram	$91,800	$100,000	$—	$—	$—	$1,301	$193,101
Slutsky, Lorie A.	$92,200	$100,000	$—	$—	$—	$995	$193,195
Vaughan, Richard C.	$113,000	$101,330	$—	$—	$—	$3,260	$217,590

(1)	For 2015, each of our non-officer directors received the following cash compensation:
•$75,000 cash retainer (pro-rated for partial years of service);
•$1,200 for each special board meeting attended;
•$1,500 for each Audit Committee meeting attended; and
•$1,200 for all other Committee meetings attended.
In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received a $10,000 retainer and the Chairman of the Audit Committee received a $12,500 retainer.

(2)
The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2015 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the Consolidated Financial Statements. As of December 31, 2015, our directors had outstanding restricted stock awards in the following amounts:

Mr. De Oliveira	5,186 restricted shares
Ms. Fallon-Walsh	5,186 restricted shares
Mr. Hale[5]	5,186 restricted shares
Mr. Scott	5,186 restricted shares
Ms. Slutsky	5,186 restricted shares
Mr. Vaughan	5,186 restricted shares

(3)	As of December 31, 2015, our directors had outstanding stock options in the following amounts:

Mr. De Oliveira	4,361 options
Ms. Fallon-Walsh	2,127 options
Mr. Hale[5]	6,303 options
Mr. Scott	2,127 options
Ms. Slutsky	10,102 options
Mr. Vaughan	6,303 options

(4)
For Mr. De Castries and Mr. Duverne, this column lists amounts received for services performed for AXA Financial. For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or event.

(5)	Mr. Hale retired on May 20, 2015.
The Equity Plan for Directors
Under the current terms of The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:
➢ a restricted stock award of $45,000 (granted in the first quarter); and
➢ a stock retainer of $55,000, payable in two installments in June and December.

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

Non-Contributory Group Life Insurance Coverage

Non-officer directors are eligible for $125,000 of non-contributory group life insurance coverage.

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

Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
We are an indirect, wholly-owned subsidiary of AXA Financial. AXA Financial’s common stock is 100% owned by AXA and its subsidiaries.

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

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the NYDFS, until April 29, 2021. Future extensions of the term of the Voting Trust remain subject to the prior approval of the NYDFS.

SECURITY OWNERSHIP BY MANAGEMENT
The following tables set forth, as of December 31, 2015, certain information regarding the beneficial ownership of common stock of AXA and of AB Holding Units and AB Units by each of our directors and executive officers and by all of our directors and executive officers as a group.
AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Mark Pearson(2)	771,392	*
Henri de Castries(3)	3,693,423	*
Ramon de Oliveria(4)	23,028	*
Denis Duverne(5)	2,328,371	*
Barbara Fallon-Walsh(6)	15,283	*
Daniel G. Kaye	584	*
Peter S. Kraus	—	*
Kristi A. Matus	584	*
Bertram L. Scott(7)	15,288	*
Lorie A. Slutsky(8)	42,307	*
Richard C. Vaughan(9)	29,165	*
Priscilla S. Brown(10)	10,623	*
Dave S. Hattem(11)	148,080	*
Nick Lane(12)	191,313	*
Anders Malmstrom(13)	80,829	*
Salvatore Piazzolla(14)	106,878	*
Sharon Ritchey(15)	43,045	*
All directors, director nominees and executive officers as a group (17 persons)(16)	7,500,193	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 373,424 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 257,467 unvested AXA performance shares.

(3)	Includes 1,717,537 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 236,703 unvested AXA performance shares.

(4)	Includes 2,199 shares Mr. de Oliveira can acquire within 60 days under option plans.

(5)	Includes 1,019,841 shares Mr. Duverne can acquire within 60 days under option plans. Also includes 204,210 unvested AXA performance shares.

(6)	Includes (i) 709 shares Ms. Fallon-Walsh can acquire within 60 days under option plans and (ii) 14,011 deferred stock units under The Equity Plan for Directors.

(7)	Includes (i) 709 shares Mr. Scott can acquire within 60 days under option plans and (ii) 12,395 deferred stock units under The Equity Plan for Directors.

(8)	Includes (i) 7,940 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 34,367 deferred stock units under The Equity Plan for Directors.

(9)	Includes 4,141 shares Mr. Vaughan can acquire within 60 days under option plans.

(10)	Includes 10,623 unvested AXA performance shares.

(11)	Includes 64,480 shares Mr. Hattem can acquire within 60 days under option plans. Also includes 64,414 unvested AXA performance shares.

(12)	Includes 53,560 shares Mr. Lane can acquire within 60 days under option plans. Also includes 128,725 unvested AXA performance shares.

(13)	Includes 11,645 shares Mr. Malmstrom can acquire within 60 days under option plans. Also includes 68,102 unvested AXA performance shares.

(14)	Includes 50,606 shares Mr. Piazzolla can acquire within 60 days under option plans. Also includes 46,354 unvested AXA performance shares.

(15)	Includes 43,045 unvested AXA performance shares.

(16)	Includes 3,306,791 shares the directors and executive officers as a group can acquire within 60 days under option plans.

AB Holding Units and AB Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.
Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units
Mark Pearson(1)	—	*	—
Henri de Castries(1)	2,000	*	—
Ramon de Oliveira(1)	—	*	—
Denis Duverne(1)	2,000	*	—
Barbara Fallon-Walsh(1)	—	*	—
Daniel G. Kaye(1)	—	*	—
Peter S. Kraus(1) (2)	4,337,643	4.3%	—
Kristi A. Matus(1)	—	*	—
Bertram L. Scott(1)	—	*	—
Lorie A. Slutsky(1) (3)	68,029	*	—
Richard C. Vaughan(1)	—	*	—
Priscilla S. Brown(1)	—	*	—
Dave S. Hattem(1)	—	*	—
Nick Lane(1)	—	*	—
Anders Malmstrom(1)	—	*	—
Salvatore Piazzolla(1)	—	*	—
Sharon Ritchey(1)	—	*	—
All directors, director nominees and executive officer of as a group (17 persons)(4)	4,409,672	4.4%	—

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

(2)	Includes 3,266,463 restricted Holding Units awarded to Mr. Kraus’s pursuant to his employment agreements with AB.

(3)	Includes 41,826 Holding Units Ms. Slutsky can acquire within 60 days under an AB option plan.

(4)	Includes 41,826 Holding Units the directors and executive officers as a group can acquire within 60 days under an AB option plan.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Insurance
POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS
AXA Financial, our parent company, has formal policies covering its employees and directors that are designed to avoid conflicts of interests that may arise in certain related party transactions. For example, employees of AXA Financial and its subsidiaries are subject to the Ethics Policy Statement. The Ethics Policy Statement includes provisions designed to avoid conflicts of interests that may lead to divided loyalties by requiring that employees, among other things, not exercise any responsibility in a transaction in which they have an interest, receive certain approvals before awarding any contract to a relative or close personal friend and not take for their own benefit business opportunities developed or learned of during the course of employment. Similarly, AXA Equitable’s non-officer directors are subject to the AXA Financial Policy Statement on Interests of Directors and Contracts With Directors And Their Relatives for Non-Officer Directors (the “Policy Statement”). The Policy Statement includes provisions designed to maintain the directors’ independent judgment by requiring, among other things, disclosure of interests in any proposed transaction and abstention from voting if a director has a significant financial interest in the transaction or the transaction is with a business organization in which the director has an official affiliation. It further prohibits certain credit related transactions and requires disclosure of potential contracts with and employment of close relatives. Each director must submit a report annually regarding his or her compliance with the Policy Statement.
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
As a wholly-owned subsidiary of AXA Financial, and ultimately of AXA, AXA Equitable (and its subsidiaries) enter into various transactions with both AXA Financial and AXA and their subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. While there is no formal written policy for the review and approval of transactions between AXA Equitable and AXA and/or AXA Financial, such transactions are routinely subject to a review and/or approval process. For example, payments made by AXA Equitable to AXA and its subsidiaries pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis. The amount paid by AXA Equitable for any personnel, property and services provided under such Intercompany Agreements may not exceed the fair market value of such personnel, property and services. Additionally, Intercompany Agreements to which AXA Equitable is a party are subject to the approval of the NYDFS pursuant to New York’s insurance holding company systems act.
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
In practice, AB’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AB’s audit committee for review and approval. AB is not aware of any transaction during 2015 between it and any related person with respect to which these procedures were not followed.
AB’s relationships with affiliates of AXA are also subject to the applicable provisions of the insurance laws and regulations of New York and other states. Under such laws and regulations, the terms of certain investment advisory and other agreements AB enters into with affiliates of AXA are required to be fair and equitable and charges or fees for services performed must be reasonable. Also, in some cases, the agreements are subject to regulatory approval.
AB has written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of its employees are established in accordance with AB’s human resources practices, taking into consideration the defined guidelines, responsibilities and nature of the role.
For additional information about AB’s related party transactions, see the AB 10-K.
TRANSACTIONS BETWEEN THE COMPANY AND AFFILIATES
The following tables summarize transactions between the Company and related persons during 2015. The first set of tables summarize services that related persons provided to the Company, and the second set of tables summarize services that The Company provided to related persons:

INSURANCE(1)
Parties(3)	General Description of Relationship	Amount Paid or Accrued in 2015
AXA Distribution Holding Corporation (“AXA Distribution”) and its subsidiaries(2)	We pay commissions and fees to AXA Distribution and its subsidiaries for the sale of our insurance products.	$602,542,697
AXA Technology Services America, Inc. (“AXA Tech”)	AXA Tech provides certain technology related services, including data processing services and functions.	$91,927,000
AXA Financial	We reimburse AXA Financial for expenses related to certain employee compensation and benefits.	$19,630,743
AXA Business Service Private Ltd. (“ABS”)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$12,205,785
GIE Informatique AXA (“GIE Informatique”)	GIE Informatique provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$12,172,626
AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)	AXA Group Solutions provides maintenance and development support for applications.	$9,415,342
AXA Global Life	AXA Global Life provides certain services to our life business and advice on our strategic initiative.	$2,037,460
GIE AXA Universite (“GIE Universite”)	GIE Universite provides management training seminars to our management employees.	$255,520
AXA Investment Managers Inc. (“AXA IM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”)	AXA IM and AXA Rosenberg provide sub-advisory services to Our retail mutual funds.	$135,214

INVESTMENT MANAGEMENT(4)
Parties(3)	General Description of Relationship	Amount Paid or Accrued in 2015
AXA Advisors LLC (“AXA Advisors”)(5)	AXA Advisors distributes certain of AB’s retail products and provides private wealth management referrals.	$16,140,000
ABS	ABS provides data processing services and support for certain investment operations functions.	$5,453,000
AXA Technology Services India Pvt. Ltd. (“AXA Tech India”)	AXA Tech India provides certain data processing services and functions.	$4,575,000
AXA Group Solutions	AXA Group Solutions provides maintenance and development support for applications.	$2,830,000
AXA Advisors (5)	AXA Advisors sells shares of ABs mutual funds under distribution services and educational support agreements.	$1,483,000
AXA Wealth	AXA Wealth provides portfolio-related services for assets AB manages under the AXA Corporate Trustee Investment Plan.	$1,015,000
GIE	GIE provides cooperative technology development and procurement services to AB.	$530,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.

(2)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.

(3)	Each entity is an indirect wholly-owned subsidiary of AXA.

(4)	AB or one of its subsidiaries is a party to each transaction.

(5)	AXA Advisors is an indirect wholly-owned subsidiary of AXA Financial.

INSURANCE(1)
Parties(5)	General Description of Relationship	Amount Received or Accrued in 2015
AXA Distribution and its subsidiaries(4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution Holding and its subsidiaries.	$320,802,766
MONY America(2)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MONY America	$88,073,086
MONY America(2)	We receive commissions and fees from MONY America for the sale of insurance products.	$12,966,783
AXA Investment Managers (“AXA IM”), AXA Tech and AXA LM	Employees of these entities and/or their subsidiaries are enrolled in certain of our employee benefit plans and we provide certain facilities to AXA Tech.	$7,712,856
U.S. Financial Life Insurance Company (“USFL”)(3)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to USFL	$4,480,197
AXA Corporate Solutions Life Reinsurance Company (“ACS”)	We provide certain administrative services to ACS including, but not limited to marketing, branding, finance, strategy and legal.	$3,613,298
GIE	We administer the AXA Group Intranet site.	$2,678,014
MONY Life Insurance Company of the Americas, Ltd ("MLICA")(10)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to MLICA	$745,098
AXA Equitable Life and Annuity Company (“AXA L&A”)(7)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA L&A.	$692,369
AXA Arizona(6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA Arizona.	$100,064

INVESTMENT MANAGEMENT(8)
Parties(5)	General Description of Relationship(9)	Amount Paid or Accrued in 2015
AXA Life Japan Limited		$16,517,000
AXA AB Funds	AB provides investment management distribution and shareholder servicing related services.	$15,078,000
AXA Switzerland Life		$10,654,000
AXA Arizona(6)		$8,819,000
AXA U.K. Pensions Scheme		$8,308,000
AXA Hong Kong Life		$5,840,000
AXA France		$5,715,000
AXA Belgium		$2,757,000
AXA Germany		$1,662,000
MONY America(2)		$1,411,000
AXA Switzerland Property & Casualty		$944,000
AXA General Insurance Hong Kong		$691,000
AXA Corporate Solutions		$645,000
AXA Investment Managers, Ltd. Paris		$588,000
AXA Mediterranean		$497,000
USFL(3)		$430,000
AIM Deutschland GmbH		$409,000
AXA Insurance Company		$142,000
Coliseum Reinsurance		$106,000
AXA Investment Managers Ltd.		$106,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.

(2)	MONY America is an indirect wholly-owned subsidiary of AXA Financial.

(3)	USFL is an indirect wholly-owned subsidiary of AXA Financial.

(4)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.

(5)	Each entity is an indirect wholly owned subsidiary of AXA.

(6)	AXA Arizona is an indirect wholly owned subsidiary of AXA Financial.

(7)	AXA L&A is an indirect wholly-owned subsidiary of AXA Financial.

(8)	AB or one of its subsidiaries is a party to each transaction.

(9)	AB provides investment management services unless otherwise indicated.

(10)	MLICA is an indirect wholly-owned subsidiary of AXA Financial.
ADDITIONAL TRANSACTIONS WITH RELATED PERSONS
Reinsurance

AXA Equitable ceded to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Ceded premiums in 2015 to AXA Arizona totaled $453,418,085. Ceded claims paid in 2015 were $54,404,726.
Various AXA affiliates, including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life. AXA Global Life, in turn, retrocedes a quota share portion of these risks prior to 2008 to AXA Equitable on a one-year term basis.

AXA Life Insurance Company Ltd (Japan), an AXA subsidiary, cedes a portion of its annuity business to AXA Equitable.
Various AXA Financial affiliates cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis.
Premiums earned from the above mentioned affiliated reinsurance transactions in 2015 totaled $21,010,754. Claims and expenses paid in 2015 were $4,959,745.
In April 2015, AXA entered into a mortality catastrophe bond based on general population mortality in each of France, Japan and the U.S. The purpose of the bond is to protect AXA against a severe worldwide pandemic. AXA Equitable entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event. Premiums and expenses associated with the reinsurance agreement were $4,407,435,in 2015.
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
DIRECTOR INDEPENDENCE
See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

Part III, Item 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for 2015 and 2014, and fees for other services rendered by PwC:

	2015	2014
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$11,437	$10,304
Audit related fees	3,485	3,801
Tax fees	2,155	2,358
All other fees	23	648
Total	$17,100	$17,111

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

AXA Equitable’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $200,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.

AB’s audit committee has a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm. The independent registered public accounting firm must provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The audit committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000. In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2015 were pre-approved in accordance with the procedures described above.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 96.

2.	Consolidated Financial Statement Schedules
The consolidated financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 96.

3.	Exhibits
The exhibits are listed in the Index to Exhibits that begins on page E1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2016	AXA EQUITABLE LIFE INSURANCE COMPANY
	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board, President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson	Chairman of the Board, President and Chief Executive Officer, Director	March 18, 2016
Mark Pearson

/s/ Anders Malmstrom	Senior Executive Director and Chief Financial Officer	March 18, 2016
Anders B. Malmstrom

/s/ Andrea Nitzan	Executive Director, Chief Accounting Officer and Controller	March 18, 2016
Andrea M. Nitzan

/s/ Henri de Castries	Director	March 18, 2016
Henri de Castries

/s/ Ramon de Oliveira	Director	March 18, 2016
Ramon E de Oliveira

/s/ Denis Duverne	Director	March 18, 2016
Denis Duverne

/s/ Barbara Fallon-Walsh	Director	March 18, 2016
Barbara A. Fallon-Walsh

/s/ Daniel G. Kaye	Director	March 18, 2016
Daniel G. Kaye

/s/ Peter S. Kraus	Director	March 18, 2016
Peter S. Kraus

/s/ Kristi A. Matus	Director	March 18, 2016
Kristi A. Matus

/s/ Bertram L. Scott	Director	March 18, 2016
Bertram L. Scott

/s/ Lorie A. Slutsky	Director	March 18, 2016
Lorie A. Slutsky

/s/ Richard C. Vaughan	Director	March 18, 2016
Richard C. Vaughan

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value
2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference
2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Paticipations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference
3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference
3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference
10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference
10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference
10.3	Distribution and Servicing Agreement between AXA Advisors (as Successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.4	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.5	General Agent Sales Agreement between Equitable Life and AXA Network, dated as of January 1, 2000	Filed as Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.6	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
13.1	AB Risk Factors	Filed herewith	EX-13.1
21	Subsidiaries of the registrant	Filed herewith	EX-21
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1
31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2
32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1
32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2
101.INS	XBRL Instance Document	Filed herewith	EX-101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB

E-1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-2