Form 10-Q
period 2016-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2016-05-13
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2016, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein (“AB”), an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) our computer systems failing or their security being compromised; (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxvi) the perception of our brand and reputation in the marketplace; (xxvii) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxviii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxix) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AB; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.
AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $32,536 and $31,201)	$34,520	$31,893
Mortgage loans on real estate (net of valuation allowances of $7 and $6)	7,696	7,171
Policy loans	3,381	3,393
Other equity investments	1,398	1,477
Trading securities, at fair value	7,124	6,805
Other invested assets	2,143	1,788
Total investments	56,262	52,527
Assets of consolidated variable interest entities:
Cash and cash equivalents	33	—
Investments	243	—
Other Assets	76	—
Total assets of consolidated variable interest entities	352	—
Cash and cash equivalents	3,452	3,028
Cash and securities segregated, at fair value	724	565
Broker-dealer related receivables	1,852	1,971
Securities purchased under agreements to resell	205	79
Deferred policy acquisition costs	4,505	4,469
Goodwill and other intangible assets, net	3,726	3,733
Amounts due from reinsurers	4,605	4,466
Loans to affiliates	704	1,087
Guaranteed minimum income benefit reinsurance contract asset, at fair value	12,207	10,570
Other assets	4,516	4,634
Separate Accounts’ assets	106,873	107,497
Total Assets	$199,983	$194,626
LIABILITIES
Policyholders’ account balances	$33,710	$33,033
Future policy benefits and other policyholders’ liabilities	25,272	24,531
Broker-dealer related payables	734	404
Securities sold under agreements to repurchase	2,038	1,890
Amounts due to reinsurers	89	131
Customers related payables	1,850	1,715
Short-term debt	486	584
Current and deferred income taxes	5,833	4,647
Liabilities of consolidated variable interest entities	76	—
Other liabilities	2,841	2,586
Separate Accounts’ liabilities	106,873	107,497
Total liabilities	179,802	177,018

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In Millions)
Commitments and contingent liabilities (Notes 10 and 13)
Redeemable Noncontrolling Interest	$218	$13
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,317	5,321
Retained earnings	10,561	8,958
Accumulated other comprehensive income (loss)	1,014	228
Total AXA Equitable’s equity	16,894	14,509
Noncontrolling interest	3,069	3,086
Total equity	19,963	17,595
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$199,983	$194,626

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$901	$886
Premiums	126	140
Net investment income (loss):
Investment income (loss) from derivative instruments	748	337
Other investment income (loss)	696	531
Total net investment income (loss)	1,444	868
Investment gains (losses), net:
Total other-than-temporary impairment losses	(17)	(2)
Portion of loss recognized in other comprehensive income (loss)	—	—
Net impairment losses recognized	(17)	(2)
Other investment gains (losses), net	30	(1)
Total investment gains (losses), net	13	(3)
Commissions, fees and other income	913	986
Increase (decrease) in the fair value of the reinsurance contract asset	1,637	690
Total revenues	5,034	3,567
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,150	923
Interest credited to policyholders’ account balances	277	320
Compensation and benefits	426	447
Commissions	268	274
Distribution related payments	87	101
Amortization of deferred sales commissions	11	12
Interest expense	4	5
Amortization of deferred policy acquisition costs	131	140
Capitalization of deferred policy acquisition costs	(141)	(144)
Rent expense	39	39
Amortization of other intangible assets	7	7
Other operating costs and expenses	321	313
Total benefits and other deductions	2,580	2,437
Earnings (loss) from continuing operations, before income taxes	2,454	1,130
Income tax (expense) benefit	(734)	(276)
Net earnings (loss)	1,720	854
Less: net (earnings) loss attributable to the noncontrolling interest	(117)	(95)
Net Earnings (Loss) Attributable to AXA Equitable	$1,603	$759
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,720	$854
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	9	(12)
Change in unrealized gains (losses), net of reclassification adjustment	780	339
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	19
Total other comprehensive income (loss), net of income taxes	789	346
Comprehensive income (loss)	2,509	1,200
Less: Comprehensive (income) loss attributable to noncontrolling interest	(120)	(86)
Comprehensive Income (Loss) Attributable to AXA Equitable	$2,389	$1,114

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
QUARTERS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,321	5,957
Deferred tax on dividend of AB Units	—	—
Changes in capital in excess of par value	(4)	3
Capital in excess of par value, end of period	5,317	5,960

Retained earnings, beginning of year	8,958	8,809
Net earnings (loss)	1,603	759
Stockholder dividends	—	—
Retained earnings, end of period	10,561	9,568

Accumulated other comprehensive income (loss), beginning of year	228	351
Other comprehensive income (loss)	786	355
Accumulated other comprehensive income (loss), end of period	1,014	706

Total AXA Equitable’s equity, end of period	16,894	16,236

Noncontrolling interest, beginning of year	3,086	2,989
Repurchase of AB Holding units	(4)	(12)
Net earnings (loss) attributable to noncontrolling interest	117	95
Dividends paid to noncontrolling interest	(111)	(118)
Other comprehensive income (loss) attributable to noncontrolling interest	3	(9)
Other changes in noncontrolling interest	(22)	10
Noncontrolling interest, end of period	3,069	2,955

Total Equity, End of Period	$19,963	$19,191
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
Net earnings (loss)	$1,720	$854
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	277	320
Universal life and investment-type product policy fee income	(901)	(886)
(Increase) decrease in the fair value of the reinsurance contract asset	(1,637)	(690)
(Income) loss related to derivative instruments	(748)	(337)
Investment (gains) losses, net	(13)	3
Realized and unrealized (gains) losses on trading securities	(66)	(39)
Amortization of deferred compensation	1	2
Amortization of deferred sales commission	11	12
Other depreciation and amortization	4	32
Amortization of reinsurance cost	9	56
Amortization of other intangibles	7	7
Changes in:
Variable interest entities	(2)	—
Net broker-dealer and customer related receivables/payables	398	63
Reinsurance recoverable with affiliate	(145)	(40)
Segregated cash and securities, net	(159)	(44)
Deferred policy acquisition costs	(10)	(4)
Future policy benefits	572	397
Current and deferred income taxes	733	284
Accounts payable and accrued expenses	(2)	103
Other, net	50	125
Net cash provided by (used in) operating activities	99	218

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
QUARTERS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$1,255	$1,572
Mortgage loans on real estate	167	59
Trading account securities	1,788	4,510
Other	10	44
Payment for the purchase/origination of:
Fixed maturities, available for sale	(2,359)	(2,046)
Mortgage loans on real estate	(692)	(110)
Trading account securities	(2,100)	(4,957)
Other	(26)	(39)
Cash settlements related to derivative instruments	458	600
Decrease in loans to affiliates	382	—
Change in short-term investments	(94)	4
Investment in capitalized software, leasehold improvements and EDP equipment	(20)	(12)
Other, net	78	20
Net cash provided by (used in) investing activities	(1,153)	(355)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$1,507	$1,001
Withdrawals	(121)	(223)
Change in short-term financings	(98)	16
Change in collateralized pledged assets	36	30
Change in collateralized pledged liabilities	319	(1)
Repurchase of AB Holding units	(40)	(17)
Distribution to noncontrolling interests in consolidated variable interest entities	(48)	—
Distribution to noncontrolling interests in consolidated subsidiaries	(111)	(118)
Increase (decrease) in Securities sold under agreement to repurchase	147	17
(Increase) decrease in securities purchased under agreement to resell	(126)	(412)
Other, net	3	6
Net cash provided by (used in) financing activities	1,468	299
Effect of exchange rate changes on cash and cash equivalents	8	(9)
Change in cash and cash equivalents	422	153
Cash and cash equivalents, beginning of year	3,063	2,716
Cash and Cash Equivalents, End of Period	$3,485	$2,869
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION
The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited Consolidated Financial Statements of AXA Equitable for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
The accompanying consolidated financial statements include the accounts of AXA Equitable and its subsidiaries engaged in insurance related businesses (collectively, the “Insurance Segment”); other subsidiaries, principally AB, engaged in investment management related businesses (the “Investment Management Segment”), partnerships and joint ventures in which AXA Equitable or its subsidiaries have control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation (collectively the “Company”).
At March 31, 2016 and December 31, 2015, AXA Equitable’s economic interest in AB was 28.8% and 28.6%. At March 31, 2016 and December 31, 2015, respectively, AXA and its subsidiaries’ economic interest in AB was 63.2% and 62.8%.
The terms “first quarter 2016” and “first quarter 2015” refer to the three months ended March 31, 2016 and 2015, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	SIGNIFICANT ACCOUNTING POLICIES
Accounting for Variable Annuities with GMDB and GMIB Features
Future claims exposure on products with guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are sensitive to movements in the equity markets and interest rates. The Company has in place various hedging programs utilizing derivatives that are designed to mitigate the impact of movements in equity markets and interest rates. The accounting for these various hedging programs does not qualify for hedge accounting treatment. As a result, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves and deferred policy acquisition costs (“DAC”) will be recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2015, under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.
GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. The changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves and DAC for GMIB are recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2015 under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.
Adoption of New Accounting Pronouncements
In February 2015, the FASB issued a new consolidation standard that makes targeted amendments to the VIE assessment, including guidance specific to the analysis of fee arrangements and related party relationships, modifies the guidance for the evaluation of limited partnerships and similar entities for consolidation to eliminate the presumption of general partner control, and ends the deferral that had been granted to certain investment companies for applying previous VIE guidance. The Company adopted this new standard beginning January 1, 2016, having elected not to early-adopt in previous interim periods, and applied the guidance using a modified retrospective approach, thereby not requiring the restatement of prior year periods. The Company’s reevaluation of all legal entities under the new standard resulted in identification of additional VIEs and consolidation of certain investment products of the Investment Management segment that were not consolidated in accordance with previous guidance. “See Consolidation of VIEs” below.
In May 2015, the FASB issued new guidance related to disclosures for investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). Under the new guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy was intended to eliminate the diversity in practice with respect to the categorization of these investments. The only criterion for categorizing investments in the fair value hierarchy is now the observability of the inputs. The amendment was effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

Future Adoption of New Accounting Pronouncements
In March 2016, the FASB issued new guidance simplifying the transition to the equity method of accounting. The amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investments had been held. The amendment requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Additionally, the amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain (loss) in AOCI at the date the investment becomes qualified for use of the equity method. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016 and should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendment is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued new guidance on improvements to employee share-based payment accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016. The provisions will be applied using various transition approaches (prospective, retrospective and modified retrospective). Management is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
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
Consolidation of VIEs
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party who has a controlling financial interest in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that potentially could be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length.
If the Company has a variable interest in an entity that is determined not to be a VIE, the entity then is evaluated for consolidation under the voting interest entity (“VOE”) model. For limited partnerships and similar entities, the Company is deemed to have a controlling financial interest in a VOE, and would be required to consolidate the entity, if the Company owns a majority of the entity’s kick-out rights through voting limited partnership interests and other limited partners do not hold substantive participating rights (or other rights that would indicate that the Company does not control the entity). For entities other than limited partnerships, the Company is deemed to have a controlling financial interest in a VOE if it owns a majority voting interest in the entity.
The analysis performed to identify variable interests held, determine whether entities are VIEs or VOEs, and evaluate whether the Company has a controlling financial interest in such entities require the exercise of judgment and are updated on a continuous basis as circumstances change or new entities are developed. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, including consideration of economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.

At March 31, 2016, the Insurance segment’s General Account held approximately $1,202 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be Variable Interest Entities (“VIEs”), such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a “variable interest” in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as “Other equity investments” and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $136,440 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment or $1,202 million at March 31, 2016. Except for approximately $585 million of unfunded commitments at March 31, 2016, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
As a result of adopting the new guidance, the Company identified for consolidation under the VIE model three investment funds sponsored by AB. In addition, the Company identified as a VIE an AB private equity fund previously consolidated at December 31, 2015 under the VOE model. The assets and liabilities of these consolidated VIEs are presented separately on the face of the Company’s consolidated balance sheet at March 31, 2016; ownership interests not held by the Company relating to these consolidated VIEs are presented either as redeemable or non-redeemable non-controlling interest, as appropriate. As of March 31, 2016, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $36.6 billion, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $6 million at March 31, 2016. The Company has no further commitments to or economic interest in these VIEs.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
March 31, 2016:
Fixed Maturity Securities:
Public corporate	$13,064	883	92	$13,855	$—
Private corporate	6,714	325	54	6,985	—
U.S. Treasury, government and agency	10,226	856	76	11,006	—
States and political subdivisions	437	81	1	517	—
Foreign governments	343	40	11	372	—
Commercial mortgage-backed	541	26	96	471	9
Residential mortgage-backed(1)	582	35	—	617	—
Asset-backed(2)	60	9	1	68	3
Redeemable preferred stock	569	61	1	629	—
Total Fixed Maturities	32,536	2,316	332	34,520	12
Equity securities	35	—	—	35	—
Total at March 31, 2016	$32,571	$2,316	$332	$34,555	$12
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$12,890	$688	$202	$13,376	$—
Private corporate	6,818	232	124	6,926	—
U.S. Treasury, government and agency	8,800	280	305	8,775	—
States and political subdivisions	437	68	1	504	—
Foreign governments	397	36	18	415	—
Commercial mortgage-backed	591	29	87	533	9
Residential mortgage-backed(1)	608	32	—	640	—
Asset-backed(2)	68	10	1	77	3
Redeemable preferred stock	592	57	2	647	—
Total Fixed Maturities	31,201	1,432	740	31,893	12
Equity securities	34	—	2	32	—
Total at December 31, 2015	$31,235	$1,432	$742	$31,925	$12

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at March 31, 2016 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2016

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,248	$1,259
Due in years two through five	7,527	8,009
Due in years six through ten	10,223	10,562
Due after ten years	11,786	12,905
Subtotal	30,784	32,735
Commercial mortgage-backed securities	541	471
Residential mortgage-backed securities	582	617
Asset-backed securities	60	68
Redeemable preferred stock	569	629
Total	$32,536	$34,520
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the first quarters of 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Proceeds from sales	$389	$360
Gross gains on sales	$19	$5
Gross losses on sales	$(21)	$(4)
Total OTTI	$(17)	$(2)
Non-credit losses recognized in OCI	—	—
Credit losses recognized in earnings (loss)	$(17)	$(2)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2016	2015
	(In Millions)
Balances, beginning of period	$(198)	$(254)
Previously recognized impairments on securities that matured, paid, prepaid or sold	34	18
Recognized impairments on securities impaired to fair value this period(1)	(17)	—
Impairments recognized this period on securities not previously impaired	—	(2)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at March 31,	$(181)	$(238)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$9	$16
All other	1,975	676
Equity securities	—	(2)
Net Unrealized Gains (Losses)	$1,984	$690

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
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	10	—	—	—	10
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(17)	—	—	—	(17)
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	4	—	4
Balance, March 31, 2016	$9	$—	$—	$(4)	$5
Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(6)	—	—	—	(6)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	2	—	—	—	2
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	1	—	1
Balance, March 31, 2015	$6	$—	$1	$(3)	$4

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$674	$(82)	$(213)	$(133)	$246
Net investment gains (losses) arising during the period	1,262	—	—	—	1,262
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	16	—	—	—	16
Excluded from Net earnings (loss)(1)	23	—	—	—	23
Impact of net unrealized investment gains (losses) on:
DAC	—	25	—	—	25
Deferred income taxes	—	—	—	(432)	(432)
Policyholders’ liabilities	—	—	(93)	—	(93)
Balance, March 31, 2016	$1,975	$(57)	$(306)	$(565)	$1,047
Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	600	—	—	—	600
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(4)	—	—	—	(4)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(15)	—	—	(15)
Deferred income taxes	—	—	—	(184)	(184)
Policyholders’ liabilities	—	—	(62)	—	(62)
Balance, March 31, 2015	$2,827	$(137)	$(430)	$(794)	$1,466

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 522 issues at March 31, 2016 and the 810 issues at December 31, 2015 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
March 31, 2016:
Fixed Maturity Securities:
Public corporate	$1,001	$45	$568	$47	$1,569	$92
Private corporate	617	23	450	31	1,067	54
U.S. Treasury, government and agency	808	8	1,380	68	2,188	76
States and political subdivisions	—	—	19	1	19	1
Foreign governments	45	2	47	9	92	11
Commercial mortgage-backed	50	5	245	91	295	96
Residential mortgage-backed	40	—	28	—	68	—
Asset-backed	1	—	14	1	15	1
Redeemable preferred stock	54	—	12	1	66	1
Total	$2,616	$83	$2,763	$249	$5,379	$332
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$3,091	$129	$359	$73	$3,450	$202
Private corporate	1,926	102	184	22	2,110	124
U.S. Treasury, government and agency	3,538	305	—	—	3,538	305
States and political subdivisions	19	1	—	—	19	1
Foreign governments	73	7	39	11	112	18
Commercial mortgage-backed	67	2	261	85	328	87
Residential mortgage-backed	11	—	29	—	40	—
Asset-backed	11	—	17	1	28	1
Redeemable preferred stock	43	—	40	2	83	2
Total	$8,779	$546	$929	$194	$9,708	$740
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2016 and December 31, 2015 were $160 million and $157 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2016 and December 31, 2015, respectively, approximately $1,633 million and $1,310 million, or 5.0% and 4.2%, of the $32,536 million and $31,201 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $109 million and $97 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, respectively, the $249 million and $194 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed, corporates and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either March 31, 2016 or 2015. At March 31, 2016 and December 31, 2015, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At March 31, 2016 and December 31, 2015, respectively, the Company owned $7 million and $7 million in RMBS backed by subprime residential mortgage loans and $6 million and $6 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.
At March 31, 2016, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $5 million.
For the first quarters of 2016 and 2015, investment income is shown net of investment expenses of $16 million and $11 million, respectively.
At March 31, 2016 and December 31, 2015, respectively, the amortized cost of the Company’s trading account securities was $7,086 million and $6,866 million with respective fair values of $7,124 million and $6,805 million. Also at March 31, 2016 and December 31, 2015, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $82 million and $82 million and costs of $72 million and $72 million as well as other equity securities with carrying values of $35 million and $32 million and costs of $35 million and $34 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the first quarters of 2016 and 2015:

Net investment income (loss) from trading securities

	March 31,
	2016	2015

Net investment gains (losses) recognized during the period on securities held at the end of the period	$64	$33
Net investment gains (losses) recognized on securities sold during the period	(6)	—
Unrealized and realized gains (losses) on trading securities arising during the period	58	33
Interest and dividend income from trading securities	19	2
Net investment income (loss) from trading securities	$77	$35
Mortgage Loans
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2016 and December 31, 2015, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $39 million and $72 million, respectively.
Troubled Debt Restructurings
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

Troubled Debt Restructuring - Modifications

March 31, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	16	16
There were no default payments on the above loan during the first quarter of 2016.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for commercial mortgage loans for the first quarters of 2016 and 2015 was as follows:

	2016	2015
Allowance for credit losses:	(In Millions)
Beginning balance, January 1,	$6	$37
Charge-offs	—	—
Recoveries	—	—
Provision	1	—
Ending balance, March 31,	$7	$37

Ending balance, March 31, Individually Evaluated for Impairment	$7	$37
There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2016 and 2015.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2016 and December 31, 2015, before adjustments for valuation allowance.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$715	$45	$57	$12	$24	$—	$853
50% - 70%	1,713	396	739	821	77	—	3,746
70% - 90%	118	46	206	194	88	46	698
90% plus	62	—	—	16	—	—	78
Total Commercial Mortgage Loans	$2,608	$487	$1,002	$1,043	$189	$46	$5,375
Agricultural Mortgage Loans(1)
0% - 50%	$218	$130	$269	$430	$248	$45	$1,340
50% - 70%	142	70	187	318	224	41	982
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$360	$200	$458	$752	$472	$86	$2,328
Total Mortgage Loans(1)
0% - 50%	$933	$175	$326	$442	$272	$45	$2,193
50% - 70%	1,855	466	926	1,139	301	41	4,728
70% - 90%	118	46	208	198	88	46	704
90% plus	62	—	—	16	—	—	78
Total Mortgage Loans	$2,968	$687	$1,460	$1,795	$661	$132	$7,703

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2015

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$533	$—	$102	$12	$24	$—	$671
50% - 70%	1,392	353	741	853	77	—	3,416
70% - 90%	141	—	206	134	124	46	651
90% plus	63	—	—	46	—	—	109
Total Commercial Mortgage Loans	$2,129	$353	$1,049	$1,045	$225	$46	$4,847
Agricultural Mortgage Loans(1)
0% - 50%	$204	$116	$277	$432	$256	$51	$1,336
50% - 70%	146	80	192	298	225	47	988
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$350	$196	$471	$734	$481	$98	$2,330
Total Mortgage Loans(1)
0% - 50%	$737	$116	$379	$444	$280	$51	$2,007
50% - 70%	1,538	433	933	1,151	302	47	4,404
70% - 90%	141	—	208	138	124	46	657
90% plus	63	—	—	46	—	—	109
Total Mortgage Loans	$2,479	$549	$1,520	$1,779	$706	$144	$7,177

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2016 and December 31, 2015, respectively, before adjustments for valuation allowance.
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)
March 31, 2016
Commercial	$—	$—	$—	$—	$5,375	$5,375	$—
Agricultural	2	44	2	48	2,280	2,328	2
Total Mortgage Loans	$2	$44	$2	$48	$7,655	$7,703	$2
December 31, 2015
Commercial	$—	$—	$30	$30	$4,817	$4,847	$—
Agricultural	12	7	4	23	2,307	2,330	4
Total Mortgage Loans	$12	$7	$34	$53	$7,124	$7,177	$4

The following table provides information regarding impaired mortgage loans at March 31, 2016 and December 31, 2015, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
March 31, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$16	$16	$—	$31	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$16	$16	$—	$31	$—
With related allowance recorded:
Commercial mortgage loans - other	$61	$61	$(7)	$62	$1
Agricultural mortgage loans	—	—	—	—	—
Total	$61	$61	$(7)	$62	$1
December 31, 2015:
With no related allowance recorded:
Commercial mortgage loans - other	$46	$46	$—	$15	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$46	$46	$—	$15	$—
With related allowance recorded:
Commercial mortgage loans - other	$63	$63	$(6)	$137	$4
Agricultural mortgage loans	—	—	—	—	—
Total	$63	$63	$(6)	$137	$4

(1)	Represents a two-quarter average of recorded amortized cost.
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
Periodically the Company enters into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned through the year from the Company’s Separate Account products.
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
The Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade CDX index. Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss) from derivative instruments.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2016			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,530	$—	$3	$(86)
Swaps	1,577	1	84	(9)
Options	7,992	1,102	683	34
Interest rate contracts:(1)
Floors	1,500	50	—	4
Swaps	15,284	608	57	851
Futures	8,626	—	—	(46)
Credit contracts:(1)
Credit default swaps	2,470	15	26	1
Other freestanding contracts:(1)
Foreign currency contracts	198	5	6	(1)
Net investment income (loss)				748
Embedded derivatives:
GMIB reinsurance contracts	—	12,207	—	1,637
GIB and GWBL and Other Features(2)	—	—	265	(81)
SCS, SIO, MSO and IUL indexed features(3)	—	—	336	(33)
Total	$45,177	$13,988	$1,460	$2,271

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2015			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,089	$2	$3	$(185)
Swaps	1,359	8	21	(57)
Options	7,358	1,042	652	81
Interest rate contracts:(1)
Floors	1,800	61	—	8
Swaps	13,718	351	108	369
Futures	8,685	—	—	(2)
Swaptions	—	—	—	118
Credit contracts:(1)
Credit default swaps	2,442	16	38	2
Other freestanding contracts:(1)
Foreign currency contracts	263	5	4	3
Net investment income (loss)				337
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	690
GIB and GWBL and Other Features(2)	—	—	184	(39)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(82)
Total	$42,714	$12,055	$1,320	$906

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at March 31, 2016 are exchange-traded and net settled daily in cash. At March 31, 2016, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $300 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $36 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $56 million.
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
At March 31, 2016 and December 31, 2015, respectively, the Company held $896 million and $655 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at March 31, 2016 and December 31, 2015, respectively, were $1 million and $5 million, for which the Company posted collateral of $1 million and $5 million at March 31, 2016 and December 31, 2015, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At March 31, 2016 and December 31, 2015, the balance outstanding under reverse repurchase transactions was $205 million and $79 million, respectively. At March 31, 2016 and December 31, 2015, the balance outstanding under securities repurchase transactions was $2,038 million and $1,890 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 13.

The following table presents information about the Insurance Segment’s offsetting financial assets and liabilities and derivative instruments at March 31, 2016.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At March 31, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,103	$764	$339
Interest rate contracts	639	54	585
Credit contracts	13	26	(13)
Total Derivatives, subject to an ISDA Master Agreement	1,755	844	911
Total Derivatives, not subject to an ISDA Master Agreement	16	—	16
Total Derivatives	1,771	844	927
Other financial instruments(2)(4)	1,317	—	1,317
Other invested assets(2)	$3,088	$844	$2,244
Securities purchased under agreement to resell	$205	$—	$205
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$764	$764	$—
Interest rate contracts	54	54	—
Credit contracts	26	26	—
Total Derivatives, subject to an ISDA Master Agreement	844	844	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	844	844	—
Other financial liabilities	2,841	—	2,841
Other liabilities	$3,685	$844	$2,841
Securities sold under agreement to repurchase	$2,038	$—	$2,038

(1)
Excludes Investment Management segment’s $76 million net derivative assets (including derivative assets of consolidated VIEs), $5 million long exchange traded options and $26 million of securities borrowed.

(2)	Includes $101 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)
Excludes Investment Management segment’s $81 million net derivative liabilities (including derivative liabilities of consolidated VIEs), $3 million short exchange traded options and $17 million of securities loaned.

(4)	Includes margin of $5 million related to derivative instruments.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2016.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At March 31, 2016

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$55	$—	$(50)	$5
Counterparty B	18	—	(18)	—
Counterparty C	105	—	(105)	—
Counterparty D	246	—	(241)	5
Counterparty E	67	—	(64)	3
Counterparty F	12	—	(12)	—
Counterparty G	136	—	(134)	2
Counterparty H	11	(11)	—	—
Counterparty I	108	—	(108)	—
Counterparty J	40	—	(28)	12
Counterparty K	25	—	(18)	7
Counterparty L	5	—	(5)	—
Counterparty M	60	—	(60)	—
Counterparty N	16	—	—	16
Counterparty Q	—	—	1	1
Counterparty T	10	—	(10)	—
Counterparty U	5	—	(4)	1
Counterparty V	8	—	(7)	$1
Total derivatives	$927	$(11)	$(863)	$53
Other financial instruments(4)	1,317	—	—	1,317
Other invested assets(2)	$2,244	$(11)	$(863)	$1,370
Counterparty M	$205	$(205)	$—	$—
Securities purchased under agreement to resell	$205	$(205)	$—	$—
LIABILITIES:(3)				—
Counterparty D	$675	$(675)	$—	$—
Counterparty M	398	(398)	—	—
Counterparty H	965	(965)	—	—
Securities sold under agreement to repurchase	$2,038	$(2,038)	$—	$—

(1)
Excludes Investment Management segment’s cash collateral received of $3 million related to derivative assets (including those related to derivative assets of consolidated VIEs) and $26 million related to securities borrowed.

(2)	Includes $101 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)
Excludes Investment Management segment’s cash collateral pledged of $21 million related to derivative liabilities (including those related to derivative liabilities of consolidated VIEs) and $17 million related to securities loaned.

(4)	Includes initial margin of $(5) million related to derivative instruments.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at March 31, 2016.
Repurchase Agreement Accounted for as Secured Borrowings(1)

	At March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase
U.S. Treasury and agency securities	$—	$2,038	$—	$—	$2,038
Total	$—	$2,038	$—	$—	$2,038
Securities purchased under agreement to resell
Corporate securities	$—	$205	$—	$—	$205
Total	$—	$205	$—	$—	$205

(1)	Excludes Investment Management segment’s $26 million of securities borrowed and $17 million of securities loaned.

The following table presents information about the Insurance segment’s offsetting financial assets and liabilities and derivative instruments at December 31, 2015.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At December 31, 2015

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,049	$673	$376
Interest rate contracts	389	104	285
Credit contracts	14	37	(23)
Total Derivatives, subject to an ISDA Master Agreement	1,452	814	638
Total Derivatives, not subject to an ISDA Master Agreement	20	—	20
Total Derivatives	1,472	814	658
Other financial instruments(2)(4)	1,271	—	1,271
Other invested assets(2)	$2,743	$814	$1,929
Securities purchased under agreement to resell	$79	$—	$79
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$673	$673	$—
Interest rate contracts	104	104	—
Credit contracts	37	37	—
Total Derivatives, subject to an ISDA Master Agreement	814	814	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	814	814	—
Other financial liabilities	2,586	—	2,586
Other liabilities	$3,400	$814	$2,586
Securities sold under agreement to repurchase	$1,890	$—	$1,890

(1)	Excludes Investment Management segment’s $13 million net derivative assets, $6 million long exchange traded options and $75 million of securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s $12 million net derivative liabilities, $1 million short exchange traded options and $10 million of securities loaned.

(4)	Includes initial margin of $(2) million related to derivative instruments.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2015.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2015

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$52	$—	$(52)	$—
Counterparty B	9	—	(7)	2
Counterparty C	61	—	(58)	3
Counterparty D	222	—	(218)	4
Counterparty E	53	—	(53)	—
Counterparty F	(2)	—	2	—
Counterparty G	129	—	(129)	—
Counterparty H	16	(11)	(5)	—
Counterparty I	44	—	(39)	5
Counterparty J	19	—	(13)	6
Counterparty K	17	—	(17)	—
Counterparty L	7	—	(7)	—
Counterparty M	11	—	(10)	1
Counterparty N	20	—	—	20
Counterparty Q	—	—	—	—
Counterparty T	(3)	—	3	—
Counterparty U	—	—	1	1
Counterparty V	3	—	(3)	—
Total Derivatives	$658	$(11)	$(605)	$42
Other financial instruments(2)(4)	1,271	—	—	1,271
Other invested assets(2)	$1,929	$(11)	$(605)	$1,313
Counterparty M	$28	$(28)	$—	$—
Counterparty V	51	(51)	—	—
Securities purchased under agreement to resell	$79	$(79)	$—	$—
LIABILITIES(3)
Counterparty D	$234	$(234)	$—	$—
Counterparty C	1,033	(1,016)	(17)	—
Counterparty M	623	(611)	(12)	—
Securities sold under agreement to repurchase	$1,890	$(1,861)	$(29)	$—

(1)	Excludes Investment Management segment’s cash collateral received of $2 million related to derivative assets and $75 million related to securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s cash collateral pledged of $12 million related to derivative liabilities and $10 million related to securities loaned.

(4)	Includes initial margin of $(2) million related to derivative instruments.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2015.
Repurchase Agreement Accounted for as Secured Borrowings(1)

	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase
U.S. Treasury and agency securities	$—	$1,865	$25	$—	$1,890
Total	$—	$1,865	$25	$—	$1,890
Securities purchased under agreement to resell
Corporate securities	$—	$79	$—	$—	$79
Total	$—	$79	$—	$—	$79

(1)	Excludes Investment Management segment’s $75 million of securities borrowed and $10 million of securities loaned.

4)	CLOSED BLOCK
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
Summarized financial information for the Closed Block follows:

	March 31, 2016	December 31, 2015
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,296	$7,363
Policyholder dividend obligation	160	81
Other liabilities	71	100
Total Closed Block liabilities	7,527	7,544
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,216 and $4,426)	4,466	4,599
Mortgage loans on real estate	1,738	1,575
Policy loans	872	881
Cash and other invested assets	101	49
Other assets	177	258
Total assets designated to the Closed Block	7,354	7,362
Excess of Closed Block liabilities over assets designated to the Closed Block	173	182
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(35) and $(36) and policyholder dividend obligation of $(160) and $(81)	65	67
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$238	$249

Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2016	2015
	(In Millions)
REVENUES:
Premiums and other income	$63	$69
Net investment income (loss)	89	92
Net investment gains (losses)	1	1
Total revenues	153	162
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	136	153
Other operating costs and expenses	—	—
Total benefits and other deductions	136	153
Net revenues (loss) before income taxes	17	9
Income tax (expense) benefit	(6)	(3)
Net Revenues (Losses)	$11	$6
Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Balances, beginning of year	$81	$201
Unrealized investment gains (losses), net of DAC	79	29
Balances, End of Period	$160	$230

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2016	$2,986	$5,297	$8,283
Paid guarantee benefits	(97)	(188)	(285)
Other changes in reserve	195	509	704
Balance at March 31, 2016	$3,084	$5,618	$8,702
Balance at January 1, 2015	$1,729	$5,644	$7,373
Paid guarantee benefits	(65)	(14)	(79)
Other changes in reserve	97	311	408
Balance at March 31, 2015	$1,761	$5,941	$7,702
Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Balance, beginning of year	$1,430	$832
Paid guarantee benefits	(47)	(30)
Other changes in reserve	116	46
Balance, End of Period	$1,499	$848
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2016 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,178	$129	$77	$240	$13,624
Separate Accounts	$38,391	$8,542	$3,396	$33,344	$83,673
Net amount at risk, gross	$397	$423	$2,411	$16,347	$19,578
Net amount at risk, net of amounts reinsured	$397	$301	$1,637	$7,089	$9,424
Average attained age of contractholders	51.2	65.5	71.9	66.6	55.0
Percentage of contractholders over age 70	9.1%	35.7%	58.6%	38.8%	16.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$37	$344	$381
Separate Accounts	N/A	N/A	$16,066	$39,714	$55,780
Net amount at risk, gross	N/A	N/A	$1,332	$8,157	$9,489
Net amount at risk, net of amounts reinsured	N/A	N/A	$397	$2,118	$2,515
Weighted average years remaining until annuitization	N/A	N/A	1.4	1.7	1.7
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
The liability for SCS, SIO, MSO, IUL, GIB and GWBL and Other Features, not included above, was $601 million and $494 million at March 31, 2016 and December 31, 2015, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

•
In-force management. The Company continues to proactively manage its in-force business. Beginning in 2012, the Company initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts. Most recently in December 2015, the Company initiated a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider.  The Company believes that the buyback programs are mutually beneficial to both the Company and contractholders who no longer need or want the GMDB or GMIB rider.  To reflect the actual payments and reinsurance credit received from the December 2015 buy back that completed in March 2016 the Company recognized a $4 million increase to Net earnings. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2016	December 31, 2015
	(In Millions)
GMDB:
Equity	$65,761	$66,230
Fixed income	2,708	2,686
Balanced	14,822	15,350
Other	382	374
Total	$83,673	$84,640
GMIB:
Equity	$43,452	$43,874
Fixed income	1,818	1,819
Balanced	10,344	10,696
Other	166	170
Total	$55,780	$56,559
C) Hedging Programs for GMDB and GMIB Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At March 31, 2016, the total account value and net amount at risk of the hedged variable annuity contracts were $50,040 million and $8,214 million, respectively, with the GMDB feature and $33,000 million and $2,114 million, respectively, with the GMIB and GIB feature.
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

The following table summarizes the no lapse guarantee liabilities reflected in the Balance Sheet in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2016	$1,084	$(539)	$545
Other changes in reserves	50	(22)	28
Balance at March 31, 2016	$1,134	$(561)	$573
Balance at January 1, 2015	$964	$(555)	$409
Other changes in reserves	46	(23)	23
Balance at March 31, 2015	$1,010	$(578)	$432

6)	FAIR VALUE DISCLOSURES

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

The Company uses unadjusted quoted market prices to measure the fair value of instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value cannot be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At March 31, 2016 and December 31, 2015, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at March 31, 2016

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$20,342	$498	$20,840
U.S. Treasury, government and agency	—	11,006	—	11,006
States and political subdivisions	—	472	45	517
Foreign governments	—	372	—	372
Commercial mortgage-backed	—	23	448	471
Residential mortgage-backed(1)	—	617	—	617
Asset-backed(2)	—	31	37	68
Redeemable preferred stock	237	392	—	629
Subtotal	237	33,255	1,028	34,520
Other equity investments	85	—	8	93
Assets of consolidated VIEs:
Investments	77	151	15	243
Other asset - derivatives	—	66	—	66
Trading securities	559	6,563	2	7,124
Other invested assets:
Short-term investments	—	463	—	463
Swaps	—	468	—	468
Credit Default Swaps	—	(11)	—	(11)
Futures	(3)	—	—	(3)
Options	—	419	—	419
Floors	—	50	—	50
Margin	(5)	—	—	(5)
Currency Contracts	—	(1)	—	(1)
Subtotal	(8)	1,388	—	1,380
Cash equivalents	2,463	—	—	2,463
Segregated securities	—	724	—	724
GMIB reinsurance contract asset	—	—	12,207	12,207
Separate Accounts’ assets	103,537	2,841	323	106,701
Total Assets	$106,950	$44,988	$13,583	$165,521
Liabilities
GWBL and Other Features’ liability	$—	$—	$265	$265
SCS, SIO, MSO and IUL indexed features’ liability	—	336	—	336
Liabilities of consolidated VIEs - Derivatives	—	66	—	66
Contingent payment arrangements			31	31
Total Liabilities	$—	$402	$296	$698

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$19,882	$420	$20,302
U.S. Treasury, government and agency	—	8,775	—	8,775
States and political subdivisions	—	459	45	504
Foreign governments	—	414	1	415
Commercial mortgage-backed	—	30	503	533
Residential mortgage-backed(1)	—	640	—	640
Asset-backed(2)	—	37	40	77
Redeemable preferred stock	258	389	—	647
Subtotal	258	30,626	1,009	31,893
Other equity investments	97	—	49	146
Trading securities	654	6,151	—	6,805
Other invested assets:
Short-term investments	—	369	—	369
Swaps	—	230	—	230
Credit Default Swaps	—	(22)	—	(22)
Futures	(1)	—	—	(1)
Options	—	390	—	390
Floors	—	61	—	61
Currency Contracts	—	1	—	1
Subtotal	(1)	1,029	—	1,028
Cash equivalents	2,150	—	—	2,150
Segregated securities	—	565	—	565
GMIB reinsurance contract asset	—	—	10,570	10,570
Separate Accounts’ assets	104,058	2,964	313	107,335
Total Assets	$107,216	$41,335	$11,941	$160,492
Liabilities:
GWBL and Other Features’ liability	$—	$—	$184	$184
SCS, SIO, MSO and IUL indexed features’ liability	—	310	—	310
Contingent payment arrangements	—	—	31	31
Total Liabilities	$—	$310	$215	$525

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At March 31, 2016 and December 31, 2015, respectively, the fair value of public fixed maturities is approximately $26,837 million and $24,216 million or approximately 17.6% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2016 and December 31, 2015, respectively, the fair value of private fixed maturities is approximately $7,683 million and $7,677 million or approximately 5.0% and 5.4% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at March 31, 2016 and December 31, 2015, respectively, the net fair value of freestanding derivative positions is approximately $917 million and $659 million or approximately 66.4% and 64.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2016 and December 31, 2015, respectively, investments classified as Level 1 comprise approximately 70.1% and 71.8% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At March 31, 2016 and December 31, 2015, respectively, investments classified as Level 2 comprise approximately 29.0% and 27.3% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2016 and December 31, 2015, respectively, approximately $640 million and $673 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain AXA Equitable products such as the SCS and EQUI-VEST variable annuity products and the IUL product, as well as the MSO feature available in some AXA Equitable life contracts, offer investment options that permit the contract owner to participate in the performance of an index, ETF or commodity price.  These investment options (depending and the product and index selected) can have 1, 3 or 5 year terms and permit participation in the index, ETF or commodity price up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETFs or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.
At March 31, 2016 and December 31, 2015, respectively, investments classified as Level 3 comprise approximately 0.9% and 0.9% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2016 and December 31, 2015, respectively, were approximately $144 million and $119 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $485 million and $543 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2016 and December 31, 2015, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $161 million and $123 million at March 31, 2016 and December 31, 2015, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at March 31, 2016. Equity and fixed income volatilities were modeled to reflect the current market volatility.
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
In the first quarter of 2016, AFS fixed maturities with fair values of $4 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $42 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.3% of total equity at March 31, 2016.
Also, as of March 31, 2016, the three AB consolidated VIEs that are open-end Luxembourg funds hold $5 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity in other equity investments related to AB’s consolidated venture capital fund, which is also now considered a consolidated VIE.
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

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2016 and 2015, respectively:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2016	$420	$45	1	503	$—	$40
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(6)	—	—
Subtotal	—	—	—	(6)	—	—
Other comprehensive income (loss)	10	—	—	(12)	—	—
Purchases	62	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(36)	—	—	(34)	—	(3)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	42	—	—	—	—	—
Transfers out of Level 3(1)	—	—	(1)	(3)	—	—
Balance, March 31, 2016	$498	$45	—	448	$—	$37
Balance, January 1, 2015	$380	$47	—	715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(2)	—	—
Subtotal	—	—	—	(2)	—	—
Other comprehensive income (loss)	4	1	—	13	—	(1)
Purchases	30	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(8)	—	—	(25)	—	(1)
Transfers into Level 3(1)	39	—	2	—	—	—
Transfers out of Level 3(1)	(46)	—	—	(15)	—	—
Balance, March 31, 2015	$399	$48	2	686	$2	$51

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2016	$—	$17	$10,570	$313	$184	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	—	—	7	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	1,598	—	—	—
Policyholders’ benefits	—	—	—	—	30	—
Subtotal	—	—	1,598	7	30	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	2	55	6	51	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(16)	—	—	—
Settlements(5)	—	—	—	(3)	—	(1)
Transfers into Level 3(1)	—	6	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2016	$—	$25	$12,207	$323	$265	31
Balance, January 1, 2015	$—	$61	$10,711	$260	$128	42
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	(5)	—	8	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	645	—	—	—
Policyholders’ benefits	—	—	—	—	(2)	—
Subtotal	—	(5)	645	8	(2)	1
Other comprehensive income (loss)	—	3	—	—	—	—
Purchases(3)	—	—	56	3	41	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(11)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—
Balance, March 31, 2015	$—	$59	$11,401	$267	$167	42

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the first quarters of 2016 and 2015 by category for Level 3 assets and liabilities still held at March 31, 2016 and 2015, respectively:

	Earnings (Loss)
	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Quarter 2016
Held at March 31, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$11	$—
Commercial mortgage-backed	—	—	(12)	—
Asset-backed	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—
Subtotal	$—	$—	$(1)	$—
GMIB reinsurance contracts	—	1,637	—	—
Separate Accounts’ assets	7	—	—	—
GWBL and Other Features’ liability	—	—	—	81
Total	$7	$1,637	$(1)	$81
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

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$70	Matrix pricing model	Spread over the industry-specific benchmark yield curve	25 bps - 565 bps
	182	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	5.9x- 18.3x 7.0%-13.5% 14.0x-16.5x
Asset-backed	3	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	10	Market comparable companies	Revenue multiple Marketablility discount	2.7x - 4.4x 30.0%
Separate Accounts’ assets	280	Third party appraisal	Capitalization rate	4.8%
			Exit capitalization rate	5.8%
			Discount rate	6.7%
	6	Discounted cash flow	Spread over U.S. Treasury curve	287 bps - 424 bps
			Gross domestic product rate	0%- 0%
			Discount factor	2.12%- 5.50%
GMIB reinsurance contract asset	12,207	Discounted cash flow	Lapse Rates	1.5%- 5.7%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 8.0%
			Non-performance risk	4 bps - 16 bps
			Volatility rates - Equity	8% - 34%
Liabilities:
GWBL and other features liability	$265	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	8% - 34%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$61	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 bps - 565 bps
	154	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	7.8x-19.1x 7.0% - 12.6% 14.0x - 16.5x
Asset-backed	3	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	10	Market comparable companies	Revenue multiple Marketable Discount	2.5x - 4.8x 30.0%
Separate Accounts’ assets	271	Third party appraisal	Capitalization rate	4.9%
			Exit capitalization rate	5.9%
			Discount rate	6.7%
	7	Discounted cash flow	Spread over U.S. Treasury curve	280 bps - 411 bps
			Gross domestic product rate	0.0% - 1.09%
			Discount factor	2.3% - 5.9%
GMIB reinsurance contract asset	10,570	Discounted Cash flow	Lapse Rates	0.6% - 5.7%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	5 bps - 18 bps
			Volatility rates - Equity	9.0%- 35.0%
Liabilities:
GWBL and other features liability	$184	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	9.0% -35.0%
Excluded from the tables above at March 31, 2016 and December 31, 2015, are approximately $825 million and $865 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 60.0% and 63.1% of total assets classified as Level 3 at March 31, 2016 and December 31, 2015, respectively, and represent only 0.5% and 0.6% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at March 31, 2016 and December 31, 2015, respectively, are approximately $252 million and $215 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 50.6% and 51.2% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2016 and December 31, 2015, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2016 and December 31, 2015, are approximately 8.1% and 7.5%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
As of March 31, 2016, the Company’s three consolidated VIEs that are open-end Luxembourg funds hold $5 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity related to consolidated VIEs pertains to the AB consolidated venture capital fund.
Separate Accounts’ assets classified as Level 3 in the table at March 31, 2016 and December 31, 2015, primarily consist of a private real estate fund with a fair value of approximately $280 million and $271 million, a private equity investment with a fair value of approximately $1 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $32 million and $5 million at March 31, 2016 and $28 million and $7 million at December 31, 2015, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $31 million at both March 31, 2016 and December 31, 2015) are currently valued using projected AUM growth rates with a weighted average of 46.0%, revenue growth rate of 43.0%, and a discount rate of 3.0% (using a cost of debt assumption).
The carrying values and fair values at March 31, 2016 and December 31, 2015 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
March 31, 2016:
Mortgage loans on real estate	$7,696	$—	$—	$7,865	$7,865
Policy loans	3,381	—	—	4,451	4,451
Loans to affiliates	704	—	795	—	795
Policyholders’ account balances: Investment contracts	2,700	—	—	2,868	2,868
Short-term debt	486	—	486	—	486
Separate Account Liabilities	5,310	—	—	5,310	5,310
December 31, 2015:
Mortgage loans on real estate	$7,171	$—	$—	$7,257	$7,257
Policy loans	3,393	—	—	4,343	4,343
Loans to affiliates	1,087	—	795	390	1,185
Policyholders’ account balances: Investment contracts	2,701	—	—	2,806	2,806
Short-term debt	584	—	584	—	584
Separate Account Liabilities	5,124	—	—	5,124	5,124
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
The Company’s short-term debt primarily includes commercial paper issued by AB with short term maturities and book value approximates fair value. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and FHLBNY funding agreements and escrow shield plus product policyholders’ account balances are held at book value.

7)	EMPLOYEE BENEFIT PLANS
AXA Equitable
AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $4 million and $4 million in first quarter 2016 and 2015, respectively.
AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a frozen qualified defined benefit pension plan covering eligible employees and financial professionals. Effective December 31, 2015, primary liability for the obligations of AXA Equitable under the AXA Equitable QP was transferred from AXA Equitable to AXA Financial under the terms of an Assumption Agreement. AXA Equitable remains secondarily liable for its obligations under the AXA Equitable QP and would recognize such liability in the event AXA Financial does not perform under the terms of the Assumption Agreement.
AB
AB maintains the Profit Sharing Plan for Employees of AB, a tax-qualified retirement plan for U.S. employees. Employer contributions under this plan are discretionary and generally are limited to the amount deductible for Federal income tax purposes.
AB also maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AB in the United States prior to October 2, 2000 (the “AB Plan”). Benefits under the AB Plan are based on years of credited service and average final base salary.
In the first quarter of 2016, no cash contributions were made by AB to the AB Plan. Based on the funded status of the AB plan at March 31, 2016, no minimum contribution is required to be made in 2016 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2016.
The funding policy for the AB Plan is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.
Components of net periodic pension expense for the Company’s qualified plans (First quarter 2016 net periodic pension expense is solely related to the AB Plan) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$—	$2
Interest cost	1	23
Expected return on assets	(1)	(39)
Net amortization	—	30
Net Periodic Pension Expense	$—	$16

8)	SHARE-BASED COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AB also sponsors its own unit option plans for certain of its employees.
Compensation costs for the first quarters of 2016 and 2015 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Performance Units/Shares	$2,218	$862
Stock Options	109	130
AB Stock Options	—	1,900
AB Restricted Units	1,200	—
Other compensation plans(1)	(920)	80
Total Compensation Expenses	$2,607	$2,972

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.
Performance Units/Shares
In the first quarter of 2016, the expense associated with the June 19, 2015 grant of performance shares was approximately $985,599.
Settlement of 2013 Grant in 2016. On March 22, 2016, share distributions totaling approximately $55 million were made to active and former AXA Equitable employees in settlement of 2,293,998 performance shares earned under the terms of the AXA Performance Share Plan 2013.
Stock Options
In the first quarter of 2016, the Company recognized expenses associated with the June 19, 2015 grant of options of approximately $24,850.
AB Long-term Incentive Compensation Plans. During the first quarters of 2016 and 2015, AB purchased 1.9 million and 0.7 million Holding units for $40 million and $17 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.8 million and 0.6 million Holding Units for $38 million and $15 million, respectively with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the first quarters of 2016 and 2015, AB granted to employees and eligible Directors 0.3 million and 0.1 million restricted Holding awards, respectively. In the first quarters of 2016 and 2015, AB used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.
Other Compensation Plans
2012 AXA Miles. On March 16, 2016, share distributions totaling approximately $4 million were made to active and former AXA Equitable employees in settlement of 164,150 AXA Miles earned under the terms of the AXA Miles Program 2012.

9)	INCOME TAXES
Income taxes for the interim periods ended March 31, 2016 and 2015 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION
There have been no new material legal proceedings and no material developments in the specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2015, except as set forth below:
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
In November 2014, one of the plaintiff’s law firms in Zweiman filed a separate lawsuit entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company in the Superior Court of New Jersey, Camden County (“New Jersey state court”). This lawsuit is a putative class action on behalf of “all AXA [Equitable] variable life insurance policyholders who allocated funds from their Policy Accounts to investments in AXA’s Separate Accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof” and asserts a claim for breach of contract similar to the claim in Zweiman. In February 2016, the New Jersey State Court dismissed the Complaint. In April 2016, plaintiff filed a notice of appeal.
In August 2015, another of the plaintiff’s law firms in Zweiman filed a third lawsuit entitled Richard T. O’Donnell, on behalf of himself and all other similarly situated v. AXA Equitable Life Insurance Company in Connecticut Superior Court, Judicial Division of New Haven (“Connecticut state court”). This lawsuit purports to cover the same class definition, makes substantially the same allegations, and seeks the same relief as in Zweiman. In November 2015, the Connecticut federal district court transferred the action to the United States District Court for the Southern District of New York.
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
AXA Equitable reimburses AXA Financial for expenses relating to certain employee compensation and benefits. Such reimbursement is based on the cost to AXA Financial of the benefits provided which totaled $11 million and $11 million, respectively, for the first quarters of 2016 and 2015.
AXA Equitable paid $148 million and $145 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2016 and 2015. AXA Equitable charged AXA Distribution’s subsidiaries $82 million and $82 million, respectively, for their applicable share of operating expenses for the first quarters of 2016 and 2015, pursuant to agreements for services as described in the following paragraph.
AXA Equitable provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with certain AXA Financial subsidiaries and affiliates to conduct their business. The associated costs related to the service agreements are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company. As a result of such allocations, AXA Equitable was reimbursed $29 million and $19 million for the first quarters of 2016 and 2015, respectively.
Both AXA Equitable and AB, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AB incurred expenses under such agreements of approximately $38 million and $33 million for the first quarters of 2016 and 2015, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $4 million and $3 million for the first quarters of 2016 and 2015, respectively. The net receivable (payable) related to these contracts was approximately $1 million and $1 million at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016 and December 31, 2015, AXA Equitable’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $10,075 million and $8,741 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the first quarters of 2016 and 2015 related to the UL and no lapse guarantee riders totaled approximately $107 million and $109 million, respectively. Ceded claims paid in the first quarters of 2016 and 2015 were $25 million and $16 million, respectively.
In the first quarter of 2016, AXA Equitable sold artwork to AXA Financial and recognized a $20 million gain on the sale. AXA Equitable used the proceeds received from this sale to make a $20 million donation to AXA Foundation, Inc. (the “Foundation”). The Foundation was organized for the purpose of distributing grants to various tax-exempt charitable organizations and administering various matching gift programs for AXA Equitable its subsidiaries and affiliates.
In June 2009, AXA Equitable sold real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. In November 2014, this loan was refinanced and a new $382 million, seven year term loan with an interest rate of 4.0% was issued. In January 2016, the property was sold and a portion of the proceeds were used to repay the $382 million term loan outstanding and a $65 million prepayment penalty.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of March 31, 2016 and 2015 follow:

	March 31,
	2016	2015
	(In Millions)
Unrealized gains (losses) on investments	$1,021	$1,462
Foreign currency translation adjustments	(49)	(46)
Defined benefit pension plans	(12)	(761)
Total accumulated other comprehensive income (loss)	960	655
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	54	51
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$1,014	$706
The components of OCI, net-of-taxes for the first quarters of 2016 and 2015 follow:

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$9	$(12)
(Gains) losses reclassified into net earnings (loss) during the period	—	—
Foreign currency translation adjustment	9	(12)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	814	386
(Gains) losses reclassified into net earnings (loss) during the period(1)	14	(1)
Net unrealized gains (losses) on investments	828	385
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(48)	(46)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $427 and $181)	780	339
Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for (2):
Net gain (loss) arising during the period	—	19
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0 and $10)	—	19
Total other comprehensive income (loss), net of income taxes	789	346
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(3)	9
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$786	$355

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(8) million and $1 million, for the first quarters of 2016 and 2015, respectively.

(2)	Reclassification amounts presented net of income tax expense (benefit) of $0 million and $10 million for first quarters of 2016 and 2015, respectively.
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
Restructuring
In an effort to further reduce its global real estate footprint, AB completed a comprehensive review of its worldwide office locations and began implementing a global space consolidation plan in 2012. This resulted in the sublease of office space primarily in New York as well as offices in England, Australia and various U.S. locations. In first quarter 2016, the Company recorded an additional $28 million of real estate charges, recorded in Other operating costs and expenses in the Statements of earnings (loss), all of which were related to AB’s consolidation plan.
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable’s has a capacity with the FHLBNY is $4,000 million. At both March 31, 2016 and December 31, 2015 AXA Equitable had $500 million of outstanding funding agreements with the FHLBNY. AXA Equitable utilized these funding agreements for asset liability management purposes. For other instruments used for asset liability management purposes see “Derivative and offsetting assets and liabilities” included in Note 3. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

Other Commitments

AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $585 million (including $243 million with affiliates) and $885 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2016.

14)	SEGMENT INFORMATION
The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets.

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Segment revenues:
Insurance(1)	$4,270	$2,810
Investment Management(2)	769	763
Consolidation/elimination	(5)	(6)
Total Revenues	$5,034	$3,567

(1)	Includes investment expenses charged by AB of approximately $12 million and $12 million for the first quarters of 2016 and 2015, respectively, for services provided to the Insurance Segment.

(2)
Intersegment investment advisory and other fees of approximately $17 million and $18 million, for the first quarters of 2016 and 2015, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$2,284	$983
Investment Management	169	147
Consolidation/elimination	1	—
Total Earnings (Loss) from Continuing Operations, before income taxes	$2,454	$1,130

	March 31, 2016	December 31, 2015
	(In Millions)
Segment assets:
Insurance	$187,532	$182,738
Investment Management(1)	12,452	11,895
Consolidation/elimination	(1)	(7)
Total Assets	$199,983	$194,626

(1)
In accordance with SEC regulations, the assets of the Investment Management segment include securities with a fair value of $635 million and $460 million which have been segregated in a special reserve bank custody account at March 31, 2016 and December 31, 2015, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of March 31, 2016 and December 31, 2015, $89 million and $55 million, respectively, of cash was segregated in these bank accounts.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 ( “2015 Form 10-K”).
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $576.4 billion at March 31, 2016, of which approximately $479.0 billion were managed by AB. AXA Equitable is an indirect-owned subsidiary of AXA Financial, which is itself an indirect-wholly owned subsidiary of AXA.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products and investment products including mutual funds principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AB. AB provides research, diversified investment management and related services globally to a broad range of clients. This segment also includes institutional Separate Accounts principally managed by AB that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.
EXECUTIVE OVERVIEW
Earnings(loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be lower than the $1.6 billion consolidated net earnings of the Company in the first quarter of 2016. These net earnings were largely due to the market driven increases in the fair values of the GMIB reinsurance contract asset and investment income from derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the market driven increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.
Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account customer preferences and the macroeconomic environment and drives profitable growth while appropriately managing risk.
In first quarter 2016, life insurance and annuities first year premiums and deposits increased by $186 million from the comparable 2015 period. The increase in first year premiums and deposits during the first quarter 2016 was driven by $190 million higher annuity sales partially offset by $4 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.
In-force management. The Company continues to proactively manage its in-force business. For example:

•
GMDB/GMIB Buybacks. Beginning in 2012, the Company initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts. Most recently in December 2015, the Company initiated a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider. The Company believes that the buyback programs are mutually beneficial to both the Company and contractholders who no longer need or want the GMDB or GMIB rider.  To reflect the actual payments and reinsurance credit received from the December 2015 buyback that concluded in March 2016 the Company recognized a $3 million increase to Net earnings. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

•
Cost of Insurance Rates (“COI”). In March 2016, the Company raised COI rates for certain universal life (“UL”) policies issued between 2004 and 2007 which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the current schedule of COI rates was established. This COI rate increase is larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase in third quarter 2015.

Legislative and Regulatory Developments. The U.S. Department of Labor (the “DOL”) issued a final rule on April 6, 2016 that expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 ("ERISA") when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and Individual Retirement Account (“IRA”) holders. Implementation of the rule will be phased in starting in April 2017, although certain aspects of the rule covering existing business will not become effective until January 2018. The potential impacts to our business, operations and customer interactions under the new rule will be determined once we complete an assessment of the rule, but it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs.

For additional information on the potential impacts of regulation on the Company, see “Risk Factors” included elsewhere herein and “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2015 Form 10-K.
AB AUM. At AB, total AUM as of March 31, 2016 were $479.0 billion, an increase of $11.6 billion, or 2.4%, compared to December 31, 2015, and down $6.9 billion, or 1.4%, compared to March 31, 2015. During the first three months of 2016, AUM increased as a result of market appreciation of $9.4 billion and net inflows of $2.2 billion. During the twelve month period ended March 31, 2016, AUM decreased as a result of market depreciation of $6.3 billion and net outflows of $0.6 billion. For additional information, see “Fees and Assets Under Management” below.
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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the first quarters of 2016 and 2015 and the year ended December 31, 2015, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
	(In Millions)
Income (loss) on free-standing derivatives(1)	$701	$129	$(245)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	1,637	690	(141)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(427)	(350)	(367)
Total	$1,911	$469	$(753)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)

(2)	Reported in Increase (decrease) in the fair value of the reinsurance contract asset in the consolidated statements of earnings (loss)

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)
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
The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.0 billion at March 31, 2016) and/or letters of credit ($3.2 billion at March 31, 2016). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.
For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2015 Form 10-K.
2015 Assumption Changes and Model Refinements. In the first quarter of 2015, the Company launched a lump sum payment option for certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result of this new product feature, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first quarter of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first quarter of 2015, the after tax impacts of this assumption update decreased Net earnings by approximately $135 million.

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

A discussion of each of the critical accounting estimates may be found in the Company’s 2015 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS
AXA Equitable
Consolidated Results of Operations

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Universal life and investment-type product policy fee income	$901	$886
Premiums	126	140
Net investment income (loss):
Investment income (loss) from derivative instruments	748	337
Other investment income (loss)	696	531
Total net investment income (loss)	1,444	868
Investment gains (losses), net:
Total other-than-temporary impairment losses	(17)	(2)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized	(17)	(2)
Other investment gains (losses), net	30	(1)
Total investment gains (losses), net	13	(3)
Commissions, fees and other income	913	986
Increase (decrease) in the fair value of the reinsurance contract asset	1,637	690
Total revenues	5,034	3,567
Policyholders’ benefits	1,150	923
Interest credited to policyholders’ account balances	277	320
Compensation and benefits	426	447
Commissions	268	274
Distribution related payments	87	101
Amortization of deferred sales commission	11	12
Interest expense	4	5
Amortization of deferred policy acquisition costs	131	140
Capitalization of deferred policy acquisition costs	(141)	(144)
Rent expense	39	39
Amortization of other intangible assets	7	7
Other operating costs and expenses	321	313
Total benefits and other deductions	2,580	2,437
Earnings (loss) from continuing operations before income taxes	2,454	1,130
Income tax (expense) benefit	(734)	(276)
Net earnings (loss)	1,720	854
Less: net (earnings) loss attributable to the noncontrolling interest	(117)	(95)
Net Earnings (Loss) Attributable to AXA Equitable	$1,603	$759

The consolidated earnings (loss) narrative that follows discusses the results for the first quarter ended March 31, 2016 compared to the comparable 2015 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

First Quarter 2016 Compared to First Quarter 2015
Net earnings attributable to the Company in first quarter 2016 were $1.6 billion, an increase of $844 million from the $759 million of net earnings attributable to the Company in first quarter 2015. The increase is primarily attributable to a $947 million higher increase in the fair value of the GMIB reinsurance contract asset and $411 million higher investment income from derivative instruments partially offset by a $77 million higher increase in GMDB/GMIB reserves in the first quarter 2016 compared to the first quarter 2015. The first quarter 2016 higher earnings also reflected $165 million higher other investment income and $43 million lower interest credited to policyholder’s account balances primarily driven by lower interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees. The Company recorded an income tax expense of $734 million and $276 million in the first quarters of 2016 and 2015, respectively.
Net earnings attributable to the noncontrolling interest were $117 million in first quarter 2016 as compared to $95 million for first quarter 2015 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.7 billion in first quarter 2016, an increase of $866 million from net earnings of $854 million reported for first quarter 2015.
Income tax expense in first quarter 2016 was $734 million, primarily due to the $2.3 billion pre-tax earnings in the Insurance segment, compared to an income tax expense of $276 million in first quarter 2015, primarily due to the $1.0 billion pre-tax earnings in the Insurance segment. Income taxes for first quarter 2016 and 2015 were computed using an estimated annual effective tax rate. In first quarter 2016 and 2015, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.
Earnings from operations before income taxes were $2.5 billion in first quarter 2016, an increase of $1.3 billion from the $1.1 billion in pre-tax earnings reported in first quarter 2015. The Insurance segment’s pre-tax earnings from operations totaled $2.3 billion in first quarter 2016; $1.3 billion higher than the pre-tax earnings of $983 million in first quarter 2015. The Investment Management segment’s pre-tax earnings from operations were $169 million in first quarter 2016; $22 million higher than the $147 million reported in first quarter 2015. The Insurance segment’s higher pre-tax earnings in first quarter 2016 as compared to first quarter 2015 was primarily due to a $947 million higher increase in the fair value of the GMIB reinsurance contract asset and $409 million higher investment income from derivative instruments partially offset by a $77 million higher increase in GMDB/GMIB reserves in the first quarter 2016 compared to the first quarter of 2015. The first quarter 2016 higher earnings in the Insurance segment also reflected $108 million higher other investment income and $43 million lower interest credited to policyholders’ account balances primarily driven by lower interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees. The $22 million higher pre-tax earnings from operations in the Investment Management segment in the first quarter 2016 were primarily due to $59 million higher net investment income, $24 million lower compensation and benefit expenses and $14 million lower distribution related payments partially offset by $56 million lower other commission fees and other income and a $28 million real estate charge.
Total revenues were $5.0 billion in first quarter 2016, an increase of $1.5 billion from $3.6 billion reported in first quarter 2015. The Insurance segment reported total revenues of $4.3 billion in first quarter 2016, a $1.5 billion increase from the $2.8 billion reported in first quarter 2015. The Investment Management segment reported total revenues of $769 million, a $6 million increase from the $763 million of revenues reported in first quarter 2015. The increase in Insurance segment revenues was principally due to a $947 million higher increase in the fair value of the GMIB reinsurance contract asset, $409 million higher investment income from derivative instruments in first quarter 2016, $108 million higher other investment income and $13 million higher investment gains. The $6 million increase in Investment Management segment’s revenues in the first quarter 2016 was primarily due to $57 million higher other investment income partially offset by $56 million lower commission fees and other income.
Total benefits and expenses were $2.6 billion in first quarter 2016, an increase of $143 million from the $2.4 billion reported for first quarter 2015. The Insurance segment’s total benefits and expenses were $2.0 billion, an increase of $159 million from the first quarter 2015 total of $1.8 billion. The Investment Management segment’s total expenses for first quarter 2016 were $600 million; $16 million lower than the $616 million in expenses in first quarter 2015. The Insurance segment’s increase was principally due to $227 million higher policyholders’ benefits, including a $77 million higher increase in GMIB/GMDB reserves and $15 million higher other operating expense partially offset by $43 million lower interest credited to policyholders’ account balances and $9 million lower DAC amortization. The decrease in expenses for the Investment Management segment was principally due to $24 million lower compensation and benefits and $14 million lower distribution related payments partially offset by $28 million of real estate charges.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance Segment Results of Operations

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Universal life and investment-type product policy fee income	$901	$886
Premiums	126	140
Net investment income (loss):
Investment income (loss) from derivative instruments	752	343
Other investment income (loss)	607	499
Total net investment income (loss)	1,359	842
Investment gains (losses), net:
Total other-than-temporary impairment losses	(17)	(2)
Portion of losses recognized in other comprehensive income	—	—
Net impairment losses recognized	(17)	(2)
Other investment gains (losses), net	32	4
Total investment gains (losses), net	15	2
Commissions, fees and other income	232	250
Increase (decrease) in the fair value of the reinsurance contract asset	1,637	690

Total revenues	4,270	2,810

Policyholders’ benefits	1,150	923
Interest credited to policyholders’ account balances	277	320
Compensation and benefits	118	115
Commissions	268	274
Amortization of deferred policy acquisition costs	131	140
Capitalization of deferred policy acquisition costs	(141)	(144)
Rent expense	8	7
Interest expense	3	5
All other operating costs and expenses	172	187

Total benefits and other deductions	1,986	1,827

Earnings (Loss) from Continuing Operations, before Income Taxes	$2,284	$983
First Quarter 2016 Compared to First Quarter 2015
Revenues

In first quarter 2016, the Insurance segment’s revenues increased $1.5 billion to $4.3 billion from $2.8 billion in first quarter 2015. The increase was principally due to a $947 million higher increase in the fair value of the GMIB reinsurance contract asset, $409 million higher investment income from derivative instruments, $108 million higher other investment income and $13 million higher investment gains.

Universal life and investment-type product policy fee income increased $15 million to $901 million in first quarter 2016 from $886 million in first quarter 2015. The increase was principally due to an $8 million decrease in the initial fee liability in first quarter 2016 as compared to an increase of $4 million in first quarter 2015 and $3 million higher policy fee income earned on variable annuity and variable and interest sensitive life products.

Premiums totaled $126 million in first quarter 2016, $14 million lower than the $140 million in first quarter 2015. This decrease primarily resulted from lower traditional life insurance sales.

Net investment income increased $517 million to $1.4 billion in first quarter 2016 from $842 million in first quarter 2015. The increase resulted from an increase of $409 million in investment income from derivative instruments and a $108 million higher other investment income. The increase in other investment income is primarily attributable to a $66 million prepayment penalty charged to an affiliate for early prepayment of a loan, $45 million higher realized and unrealized gains from trading account securities and $17 million higher income from mortgage loans on real estate partially offset by $19 million lower income from equity in limited partnerships. The Insurance segment reported $409 million of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $343 million in first quarter 2015. The first quarter 2016 and 2015 investment income from derivatives was primarily driven by a decrease in interest rates during first quarter of both periods and relatively flat equity markets.

Investment gains (losses), net were a gain of $15 million in first quarter 2016, as compared to $2 million in first quarter 2015. The Insurance segment’s net gains in first quarter 2016 were primarily due to $16 million gains on sales of fixed maturities and a $20 million gain on sale of artwork partially offset by $17 million of writedowns of fixed maturities. The Insurance segment’s net gains in first quarter 2015 were primarily due to $4 million of investment gains on sales of fixed maturities partially offset by $2 million in writedowns of fixed maturities.

Commissions, fees and other income decreased $18 million to $232 million in first quarter 2016 as compared to $250 million in first quarter 2015. This decrease was primarily due to $18 million lower gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $161 million and $176 million in first quarter 2016 and 2015, respectively.

In first quarter 2016, there was a $947 million increase in the fair value of the GMIB reinsurance contract asset as compared to the $690 million increase in its fair value in first quarter 2015; both periods’ changes reflected existing capital market conditions. Included in first quarter 2016 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $1.6 billion, partially offsetting the increase were the impacts of relatively flat equity markets in first quarter 2016 and the December 2015 buyback program which completed in March 2016 which decreased the fair value of the GMIB reinsurance contract asset by $26 million and $53 million, respectively. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $69 million. Included in first quarter 2015 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $810 million. Partially offsetting the increase were the impacts of updated assumptions resulting from the lump sum option added to certain policyholder’s GMIB contracts in first quarter 2015 and relatively flat equity markets in first quarter 2015 which decreased the fair value of the GMIB reinsurance contract asset by $263 million and $190 million, respectively.
Benefits and Other Deductions

In first quarter 2016, total benefits and other deductions increased $159 million to $2.0 billion from $1.8 billion in first quarter 2015. The Insurance segment’s increase was principally due to a $227 million higher policyholders’ benefits and $15 million higher other operating costs and expenses partially offset by $43 million lower interest credited to policyholders’ account balances and $9 million lower amortization of DAC.

Policyholders’ benefits increased $227 million to $1.2 billion in first quarter 2016 from $923 million in first quarter 2015. The increase was primarily due to the $56 million higher increase in GMDB/GMIB reserves (an increase of $402 million in first quarter 2016 as compared to an increase of $346 million in the first quarter of 2015) and a $21 million higher increase in GWBL and GMAB reserves (an increase of $25 million in the first quarter of 2016 as compared to an increase of $4 million in first quarter 2015); both periods reflecting changes in interest rates and equity markets. The $402 million increase in GMDB/GMIB reserves in first quarter of 2016 includes a $56 million decrease in GMDB/GMIB reserves as a result of the December 2015 buyback.

Other increase in policyholders benefits include $72 million higher benefits paid and $41 million additional loss recognition in Non-par Wind-up annuity reserves.

The first quarter 2015 increase in GMIB and GWBL reserves was partially offset by the impacts of updated assumptions resulting from the lump sum option added to certain policyholder’s GMIB and GWBL contracts in first quarter 2016 which decreased the GMIB and GWBL reserve by $55 million.

In first quarter 2016, interest credited to policyholders’ account balances totaled $277 million, a decrease of $43 million from the $320 million reported in first quarter 2015 primarily due to lower interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $118 million in first quarter 2016, a $3 million increase from $115 million in first quarter 2015. The increase is primarily a result of $8 million higher employee salaries partially offset by a $4 million decrease in employee benefit costs and lower stock plan expenses.

In first quarter 2016, commission expense totaled $268 million, a decrease of $6 million compared to first quarter 2015, principally due to a decrease in indexed universal life product sales.

In first quarter 2016, interest expense totaled $3 million; a decrease of $2 million from $5 million in first quarter 2015. The decrease is due to the repayment at maturity of a $200 million callable 7.7% surplus note to third parties during fourth quarter 2015.

DAC amortization was $131 million in first quarter 2016, a decrease of $9 million from $140 million of DAC amortization in first quarter 2015. The decrease in DAC amortization is primarily due to $25 million unfavorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the first quarter 2016 compared to $29 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the comparable 2015 period and $4 million lower baseline amortization.

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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from

9.0% to 7.0%. The average gross long term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At March 31, 2016, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2015, current projections of future average gross market returns assume a 15.0% annualized return for the next three quarters, grading to a reversion to the mean of 7.0% in six quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2015 Form 10-K.
Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.
DAC capitalization totaled $141 million in first quarter 2016, a decrease of $3 million from the $144 million reported in first quarter 2015. The decrease was primarily due to a $6 million decrease in first year commissions partially offset by $3 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $173 million in first quarter 2016, a decrease of $14 million from the $187 million reported in first quarter 2015. The decrease of $14 million is primarily related to $50 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona partially offset by a $20 million donation to the AXA Foundation from the proceeds received from the sale of artwork in first quarter 2016 and $16 million other general and administrative expenses.
Premiums and Deposits.
Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

The following table lists sales for major insurance product lines for the first quarters of 2016 and 2015. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.
Premiums and Deposits

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Retail:
Annuities
First year	$911	$836
Renewal	580	500
	1,491	1,336
Life(1)
First year	31	33
Renewal	413	425
	444	458
Other(2)
First year	—	—
Renewal	57	58
	57	58
Total retail	1,992	1,852
Wholesale:
Annuities
First year	1,037	922
Renewal	80	53
	1,117	975
Life(1)
First year	8	10
Renewal	168	160
	176	170
Total wholesale	1,293	1,145
Total Premiums and Deposits	$3,285	$2,997

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for first quarter 2016 were $3.3 billion, a $288 million increase from $3.0 billion in first quarter 2015 while total first year premiums and deposits increased $186 million to $2.0 billion in first quarter 2016 from $1.8 billion in first quarter 2015. The annuity line’s first year premiums and deposits increased $190 million to $1.9 billion principally due to the $115 million and $75 million increase in sales in the wholesale and retail channels, respectively. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS, Investment EdgeSM, EQUI-VEST® and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone® and Accumulator® products. First year premiums and deposits for the life insurance products decreased $4 million, primarily due to a decrease in sales of insurance products in the wholesale channel reflecting lower sales of UL and term life products.

Surrenders and Withdrawals.
The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.
Surrenders and Withdrawals(1)

	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in Millions)
Annuities	$2,186	$1,824	7.6%	6.1%
Variable and interest-sensitive life	154	185	3.1%	3.6%
Traditional life	59	45	3.2%	2.4%
Total	$2,399	$2,054

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $345 million, from $2.1 billion in the first quarter 2015 to $2.4 billion in the first quarter 2016. There was a increase of $362 million and $14 million in annuities and traditional life, respectively, and a decrease of $31 million in variable and interest sensitive life products surrenders and withdrawals. The increase in individual annuities surrenders for the first quarter of 2016 is due to the impact of $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the first quarter of 2016.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for the first quarters of 2016 and 2015.
Investment Management - Results of Operations

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Revenues:
Investment advisory and services fees(1)	$451	$494
Bernstein research services	126	126
Distribution revenues	93	109
Other revenues	28	25
Commissions, fees and other income	698	754
Net investment income (loss)	73	14
Investment gains (losses), net	(2)	(5)
Total revenues	769	763
Expenses:
Compensation and benefits	308	332
Distribution related payments	87	101
Amortization of deferred sales commissions	11	12
Interest expense	1	—
Rent expense	31	32
Amortization of other intangible assets, net	7	7
Other operating costs and expenses	155	132
Total expenses	600	616
Earnings (Loss) from Operations before Income Taxes	$169	$147
First Quarter 2016 Compared to First Quarter 2015
Revenues

Revenues totaled $769 million in first quarter 2016, an increase of $6 million from $763 million in first quarter 2015. The increase is primarily due to $59 million higher Net investment income, $3 million lower Investment losses, and $3 million higher Other revenues offset by a $43 million decrease in Investment advisory and services fees and $16 million lower Distribution revenues.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In first quarter 2016, Investment advisory and services fees totaled $451 million, a decrease of $43 million from the $494 million in first quarter 2015. The decrease includes a decrease in base fees and performance-based fees of $39 million and $4 million, respectively. Retail investment advisory and services fees, Private Wealth Management base and performance fees and Institutional investment advisory and services decreased $25 million, $5 million and $12 million, respectively primarily due to a decrease in average AUM during the first quarter of 2016, as compared to the first quarter of 2015.

Bernstein research revenues remained flat at $126 million in first quarter 2016 and first quarter 2015.

Distribution revenues were $93 million in the first quarter 2016, a decrease of $16 million as compared to the $109 million in first quarter 2015, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $59 million increase in net investment income (loss) to $73 million in first quarter 2016 as compared to $14 million in first quarter 2015 was principally due to a $66 million increase of investment gains from the sale of an investment holding and a $3 million increase in derivative instruments income partially offset by a $10 million increase of unrealized loss in AB’s consolidated private equity fund ($3 million unrealized loss in first quarter 2016 as compared to $7 million of unrealized gains in first quarter of 2015).

Expenses

The Investment Management segment’s total expenses were $600 million in first quarter 2016, a decrease of $16 million from the $616 million in first quarter 2015 attributed to lower compensation and benefits and distribution related expenses partially offset by $28 million of real estate charges.

For first quarter 2016, employee compensation and benefits expenses for the Investment Management segment were $308 million, a decrease of $24 million as compared to $332 million in first quarter 2015. The decrease was primarily attributable to lower incentive compensation of $35 million and lower commissions of $2 million partially offset by an increase in base compensation of $13 million.

The distribution related payments decreased $14 million to $87 million in first quarter 2016 from $101 million in the first quarter 2015 primarily as a result of lower distribution revenues.

The $23 million increase in other operating costs and expenses to $155 million for first quarter 2016 as compared to $132 million in first quarter 2015 was primarily due to $28 million real estate charges partially offset by a $5 million decrease in other operating charges.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows
Fees and Assets Under Management

	At or For the
	Three Months Ended March 31,
	2016	2015
	(In Millions)
FEES
Third party	$434	$477
General Account and other	11	10
AXA Financial Insurance Segment Separate Accounts	6	7
Total Fees	$451	$494
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)	$395,483	$402,066
General Account and other(2)	52,842	50,389
AXA Financial Insurance Segment Separate Accounts(3)	30,675	33,445
Total AB	479,000	485,900
Insurance Segment
General Account and other(4)	19,477	18,202
AXA Financial Insurance Segment Separate Accounts	77,890	81,369
Total Insurance Segment	97,367	99,571
Total by Account:
Third party	395,483	402,066
General Account and other	72,319	68,591
AXA Financial Insurance Segment Separate Accounts	108,565	114,814
Total Assets Under Management	$576,367	$585,471

(1)
Includes $43.1 billion and $42.0 billion of assets managed on behalf of AXA affiliates at March 31, 2016 and 2015, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial.

(3)
Includes $1.7 billion and $1.8 billion of MONY America Separate Account assets and $29.0 billion and $31.6 billion of AXA Equitable Separate Accounts managed by AB at March 31, 2016 and 2015, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $11.7 billion and $11.2 billion at March 31, 2016 and 2015, respectively, as well as mortgages and equity real estate totaling $7.8 billion and $7.0 billion at March 31, 2016 and 2015, respectively.

Fees for assets under management decreased 8.7% for the first quarter of 2016 from the comparable period of 2015, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at March 31, 2016 decreased $7.2 billion to $578.2 billion. The $7.2 billion decrease at March 31, 2016 as compared to March 31, 2015 resulted from market depreciation.
Changes in assets under management at AB for the three months ended March 31, 2016 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	3.7	0.1	8.6	2.0	0.1	0.9	15.4
Redemptions/terminations	(3.8)	(0.4)	(4.4)	(1.1)	(0.1)	(0.7)	(10.5)
Cash flow/unreinvested dividends	—	(0.5)	(1.4)	—	(0.2)	(0.6)	(2.7)
Net long-term (outflows) inflows	(0.1)	(0.8)	2.8	0.9	(0.2)	(0.4)	2.2
AUM adjustment (3)	—	—	—	—	—	—	—
Market appreciation (depreciation)	(0.4)	(0.1)	8.9	0.6	0.5	(0.1)	9.4
Net change	(0.5)	(0.9)	11.7	1.5	0.3	(0.5)	11.6
Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0
Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9
Long-term flows:
Sales/new accounts	17.8	0.8	31.9	6.0	0.6	13.3	70.4
Redemptions/terminations	(16.2)	(1.6)	(32.4)	(4.4)	(0.6)	(3.2)	(58.4)
Cash flow/unreinvested dividends	(2.8)	(2.8)	(6.2)	(0.2)	0.1	(0.7)	(12.6)
Net long-term (outflows) inflows	(1.2)	(3.6)	(6.7)	1.4	0.1	9.4	(0.6)
AUM adjustment (3)	0.1	—	—	(0.1)	—	—	—
Market appreciation (depreciation)	(4.2)	(1.8)	0.3	1.1	0.4	(2.1)	(6.3)
Net change	(5.3)	(5.4)	(6.4)	2.4	0.5	7.3	(6.9)
Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

(3)	Excludes assets for which AB provides administrative services but not investment management services from AUM.

Average assets under management at AB by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in billions)
Distribution Channel:
Institutions	$237.5	$241.5	$(4.0)	(1.6)%
Retail	151.5	162.8	(11.3)	(7.0)%
Private Wealth Management	76.4	76.7	(0.3)	(40.0)%
Total	$465.4	$481.0	$(15.6)	(3.2)%
Investment Service:
Equity Actively Managed	$106.9	$113.8	$(6.9)	(6.1)%
Equity Passively Managed(1)	44.3	50.5	(6.2)	(12.3)%
Fixed Income Actively Managed – Taxable	211.5	223.7	(12.2)	(5.5)%
Fixed Income Actively Managed – Tax-exempt	34.2	32.3	1.9	6.2%
Fixed Income Passively Managed(1)	10.2	10.1	0.1	1.5%
Other(2)	58.3	50.6	7.7	15.1%
Total	$465.4	$481.0	$(15.6)	(3.2)%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
GENERAL ACCOUNT INVESTMENT PORTFOLIO
The General Account Investment Assets (“GAIA”) portfolio consists of a well-diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans, equity securities and other invested assets.
The General Account's portfolios and investment results support the insurance and annuity liabilities of the Insurance segment’s business operations. The following table reconciles the consolidated balance sheet asset amounts to GAIA.

The Company has asset/liability management (“ALM”) with separate investment objectives for specific classes of product liabilities. The Company establishes investment strategies to manage each product class’ investment return, duration and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.

Net General Account Investment Assets
March 31, 2016

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$34,520	$1,211	$33,309
Mortgage loans on real estate	7,696	61	7,635
Policy Loans	3,381	(101)	3,482
Other equity investments	1,421	125	1,296
Trading securities	7,124	390	6,734
Other invested assets	2,120	2,121	(1)
Total investments	56,262	3,807	52,455
Cash and cash equivalents	3,452	2,678	774
Short-term debt	(486)	(486)	—
Total	$59,228	$5,999	$53,229

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

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended March 31,				Year Ended December 31, 2015
	2016		2015
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.10%	$320	4.11%	$311	$1,299
Ending assets		31,658		30,569	30,777
Below investment grade
Income	7.57%	28	7.10%	31	109
Ending assets		1,651		1,681	1,321
Mortgages:
Income (loss)	8.57%	162	4.81%	82	354
Ending assets		7,635		6,846	7,480
Other Equity Investments:
Income (loss)	(1.68)%	(6)	4.20%	17	66
Ending assets		1,296		1,570	1,341
Policy Loans:
Income	5.97%	52	5.97%	52	213
Ending assets		3,482		3,493	3,499
Cash and Short-term Investments:
Income		2		—	(2)
Ending assets		774		1,366	711
Trading Securities:
Income	4.83%	79	2.94%	35	44
Ending assets		6,734		5,049	6,303
Total Invested Assets:
Income	4.87%	637	4.24%	528	2,083
Ending Assets		53,230		50,574	51,432
Short-term debt:
Interest expense and other		—	7.7%	(4)	(9)
Ending assets (liabilities)		—		(205)	—
Total:
Investment Income	4.87%	637	4.22%	524	2,074
Less: investment fees	(0.11)%	(14)	(0.10)%	(13)	(55)
Investment Income, Net	4.76%	$623	4.12%	$511	$2,019
Ending Net Assets		$53,230		$50,369	$51,432
Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At March 31, 2016, 76% of the fixed maturity portfolio was publicly traded. At March 31, 2016, GAIA held commercial mortgage backed securities ("CMBS") with an amortized cost of $542 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.  The General Account had $2.5 billion or 7.5% of exposure to the oil and gas industry ($1.7 billion in the Energy sector, $0.7 million in the Utility sector and $0.1 million in other sectors) at March 31, 2016. Of the total oil and gas industry related securities the General Account held at March 31, 2016 an amortized cost of $366 million or 14.7% was below investment grade. Given recent market conditions the Company expects additional oil and gas industry related securities to fall below investment grade in the future. See “Fixed Maturities by Industry” below.
The increase in the book yield for the quarter ended March 31, 2016 when compared to the comparable 2015 period was primarily due to loan prepayment income.

Fixed Maturities by Industry
The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At March 31, 2016:
Corporate Securities:
Finance	$4,721	$214	$6	$4,929
Manufacturing	5,788	371	25	6,134
Utilities	3,245	263	25	3,483
Services	3,031	187	12	3,206
Energy	1,685	51	70	1,666
Retail and wholesale	1,042	53	3	1,092
Transportation	866	64	5	925
Other	73	3	—	76
Total corporate securities	20,451	1,206	146	21,511
U.S. government and agency	10,208	856	76	10,988
Commercial mortgage-backed	542	26	96	472
Residential mortgage-backed(2)	581	35	—	616
Preferred stock	569	61	1	629
State & municipal	437	81	1	517
Foreign governments	343	40	11	372
Asset-backed securities	60	9	1	68
Total	$33,191	$2,314	$332	$35,173
At December 31, 2015
Corporate Securities:
Finance	$4,680	$188	$18	$4,850
Manufacturing	5,837	270	110	5,997
Utilities	3,235	200	44	3,391
Services	2,942	126	35	3,033
Energy	1,728	46	96	1,678
Retail and wholesale	1,069	38	10	1,097
Transportation	819	49	12	856
Other	74	2	1	75
Total corporate securities	20,384	919	326	20,977
U.S. government and agency	8,783	279	305	8,757
Commercial mortgage-backed	591	29	87	533
Residential mortgage-backed(2)	607	32	—	639
Preferred stock	592	57	2	647
State & municipal	437	68	1	504
Foreign governments	397	36	17	416
Asset-backed securities	68	10	1	77
Total	$31,859	$1,430	$739	$32,550

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.1 billion, or 3.4%, of the total fixed maturities at March 31, 2016 and $895 million, or 2.8%, of the total fixed maturities at December 31, 2015. Gross unrealized losses on public and private fixed maturities decreased from $739 million at December 31, 2015 to $332 million at March 31, 2016. Below investment grade fixed maturities represented 22.9% and 12.4% of the gross unrealized losses at March 31, 2016 and December 31, 2015, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in first quarter 2016 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.
Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)
At March 31, 2016:
1	Aaa, Aa, A	$17,638	$1,476	$95	$19,019
2	Baa	6,742	440	69	7,113
	Investment grade	24,380	1,916	164	26,132

3	Ba	512	4	21	495
4	B	149	—	5	144
5	C and lower	15	—	2	13
6	In or near default	2	—	—	2
	Below investment grade	678	4	28	654
Total Public Fixed Maturities		$25,058	$1,920	$192	$26,786

At December 31, 2015
1	Aaa, Aa, A	$16,263	$789	$360	$16,692
2	Baa	6,831	332	137	7,026
	Investment grade	23,094	1,121	497	23,718
3	Ba	354	4	29	329
4	B	101	—	7	94
5	C and lower	28	—	2	26
6	In or near default	3	—	—	3
	Below investment grade	486	4	38	452
Total Public Fixed Maturities		$23,580	$1,125	$535	$24,170

(1)	At March 31, 2016 and 2015, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At March 31, 2016:
1	Aaa, Aa, A	$4,008	$222	$44	$4,186
2	Baa	3,687	168	48	3,807
	Investment grade	7,695	390	92	7,993
3	Ba	268	1	5	264
4	B	66	—	7	59
5	C and lower	61	—	10	51
6	In or near default	43	3	26	20
	Below investment grade	438	4	48	394
Total Private Fixed Maturities		$8,133	$394	$140	$8,387

At December 31, 2015:
1	Aaa, Aa, A	$4,167	$180	$47	$4,300
2	Baa	3,703	120	103	3,720
	Investment grade	7,870	300	150	8,020
3	Ba	243	1	7	237
4	B	46	—	7	39
5	C and lower	76	—	17	59
6	In or near default	44	4	23	25
	Below investment grade	409	5	54	360
Total Private Fixed Maturities		$8,279	$305	$204	$8,380

(1)
Includes, as of March 31, 2016 and December 31, 2015, respectively, 30 securities with amortized cost of $406 million (fair value, $413 million) and 19 securities with amortized cost of $313 million (fair value, $307 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At March 31, 2016:
1	Aaa, Aa, A	$9,725	$653	$7	$10,371
2	Baa	9,809	544	110	10,243
	Investment grade	19,534	1,197	117	20,614

3	Ba	751	6	26	731
4	B	145	—	2	143
5	C and lower	20	—	1	19
6	In or near default	1	3	—	4
	Below investment grade	917	9	29	897
Total Corporate Fixed Maturities		$20,451	$1,206	$146	$21,511

At December 31, 2015:
1	Aaa, Aa, A	$9,800	$514	$54	$10,260
2	Baa	9,911	396	232	10,075
	Investment grade	19,711	910	286	20,335
3	Ba	568	6	36	538
4	B	75	—	3	72
5	C and lower	29	—	1	28
6	In or near default	1	3	—	4
	Below investment grade	673	9	40	642
Total Corporate Fixed Maturities		$20,384	$919	$326	$20,977

(1)
Includes, as of March 31, 2016 and 2015, respectively, 28 securities with amortized cost of $404 million (fair value, $411 million) and 18 securities with amortized cost of $312 million (fair value, $306 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At March 31, 2016, the amortized cost and fair value of asset backed securities held were $60 million and $68 million, respectively; at December 31, 2015, those amounts were $68 million and $77 million, respectively. At March 31, 2016, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $7 million and $6 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $11 million and $10 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities
March 31, 2016

	Moody’s Agency Rating					Total	Total at December 31, 2015
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$8	$14	$—	$9	$57	$88	$103
2005	6	3	—	27	151	187	217
2006	—	—	—	17	178	195	196
2007	—	—	—	—	72	72	75
Total CMBS	$14	$17	$—	$53	$458	$542	$591
At fair value:
2004 and Prior Years	$9	$15	$—	$9	$48	$81	$96
2005	6	2	—	28	141	177	212
2006	—	—	—	17	134	151	157
2007	—	—	—	—	63	63	68
Total CMBS	$15	$17	$—	$54	$386	$472	$533
Mortgages
Investment Mix
At March 31, 2016 and December 31, 2015, respectively, approximately 14.5% and 14.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2016	December 31, 2015
	(In Millions)
Commercial mortgage loans	$5,375	$5,230
Agricultural mortgage loans	2,328	2,330
Total Mortgage Loans	$7,703	$7,560

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$2,210	28.7%	$2,014	26.6%
Middle Atlantic	1,935	25.1	2,101	27.8
South Atlantic	1,013	13.2	879	11.6
West North Central	613	8.0	603	8.0
Mountain	570	7.4	567	7.5
East North Central	518	6.7	535	7.1
West South Central	384	5.0	413	5.5
New England	272	3.5	272	3.6
East South Central	188	2.4	176	2.3
Total Mortgage Loans	$7,703	100.0%	$7,560	100.0%
By Property Type:
Agricultural properties	$2,328	30.2%	$2,330	30.8%
Office buildings	2,083	27.1	2,251	29.8
Apartment complexes	1,959	25.4	1,622	21.5
Retail stores	490	6.4	471	6.2
Hospitality	377	4.9	400	5.3
Industrial buildings	357	4.6	377	5.0
Other	109	1.4	109	1.4
Total Mortgage Loans	$7,703	100.0%	$7,560	100.0%
At March 31, 2016, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59% while the agricultural mortgage loans weighted average loan-to-value ratio was 46%.

The following table provides information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of March 31, 2016. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2016

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$933	$175	$326	$442	$272	$45	$2,193
50% - 70%	1,855	466	926	1,139	301	41	4,728
70% - 90%	118	46	208	198	88	46	704
90% plus	62	—	—	16	—	—	78
Total Commercial and Agricultural Mortgage Loans	$2,968	$687	$1,460	$1,795	$661	$132	$7,703

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2016.
Mortgage Loans by Year of Origination

	March 31, 2016
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2016	$699	9.1%
2015	1,374	17.8%
2014	1,361	17.7%
2013	1,712	22.2%
2012	1,045	13.6%
2011 and prior	1,512	19.6%
Total Mortgage Loans	$7,703	100.0%

At March 31, 2016 and December 31, 2015, respectively, $2 million and $32 million of mortgage loans were classified as problem loans while $61 million and $63 million were classified as potential problem loans and $16 million and $16 million were classified as restructured loans.

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
Troubled Debt Restructuring - Modifications
March 31, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	16	16
There were no default payments on the above loan during the first quarter of 2016.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2016 and 2015.

	2016	2015
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$6	$37
Charge-offs	—	—
Recoveries	—	—
Provision	1	—
Ending Balance, March 31,	$7	$37
Ending Balance, March 31,:
Individually Evaluated for Impairment	$7	$37
Other Equity Investments
At March 31, 2016, private equity partnerships, hedge funds and real-estate related partnerships were 92.0% of total other equity investments. These interests, which represent 2.3% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	March 31, 2016	December 31, 2015
	(In Millions)
Common stock	$105	$105
Joint ventures and limited partnerships:
Private equity	842	884
Hedge funds	242	254
Real estate related	117	106
Total Other Equity Investments	$1,306	$1,349

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
Periodically the Company enters into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned through the year from the Company’s Separate Account products.
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
The Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade CDX index. Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss) from derivative instruments.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2016			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$7,454	$—	$—	$(89)
Swaps	1,467	—	81	(5)
Options	7,992	1,102	683	34
Interest rate contracts:(1)
Floors	1,500	50	—	4
Swaps	15,241	606	54	853
Futures	8,626	—	—	(46)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,447	13	26	1
Other freestanding contracts:(1)
Foreign currency contracts	—	—	—	—
Net investment income (loss)				752
Embedded derivatives:
GMIB reinsurance contracts	—	12,207	—	1,637
GIB and GWBL and Other Features(2)	—	—	265	(81)
SCS, SIO MSO and IUL indexed features(3)	—	—	336	(33)
Total	$44,727	$13,978	$1,445	$2,275

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2015			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,929	$—	$—	$(180)
Swaps	1,213	7	20	(53)
Options	7,358	1,042	653	81
Interest rate contracts:(1)
Floors	1,800	61	—	8
Swaps	13,653	348	104	369
Futures	8,685	—		(2)
Swaptions	—	—		118
Credit contracts:(1)
Credit default swaps	2,412	14	37	2
Net investment income				343
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	690
GWBL and Other Features(2)	—	—	184	(39)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(82)
Total	$42,050	$12,042	$1,308	$912

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Fixed maturities	$(1)	$2
Other equity investments	(2)	—
Other	(1)	—
Total	$(4)	$2
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$43	$10
Other	—	—
Total gross realized investment gains	43	10
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(17)	(2)
Gross losses on sales and maturities	(27)	(6)
Total gross realized investment losses	(44)	(8)
Total	$(1)	$2

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(17)	$(2)
Private fixed maturities	—	—
Total fixed maturities securities	(17)	(2)
Equity securities	—	—
Total	$(17)	$(2)
For the first quarter of 2016 and 2015, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion supplements that found in the 2015 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”
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

General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$3,192	15.5%	$2,819	14.1%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2%	31	0.2%
At contract value, less surrender charge of 5% or more	1,351	6.5%	1,399	7.0%
Subtotal	1,382	6.7%	1,430	7.2%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,072	77.8%	15,793	78.7%
Total Annuity Reserves And Deposit Liabilities	$20,646	100.0%	$20,042	100.0%
Analysis of Statement of Cash Flows
Cash and cash equivalents of $3.5 billion at March 31, 2016 increased $422 million from $3.1 billion at December 31, 2015.
Net cash provided by operating activities was $99 million in the first quarter of 2016, $119 million lower than the $218 million net cash provided by operating activities in the first quarter of 2015. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $1.2 billion in the first quarter of 2016; $798 million higher than the $355 million net cash used in investing activities in the first quarter of 2015. The increase was principally due to $1.0 billion higher net purchase of investments and $120 million lower cash inflows from cash settlement related to derivatives partially offset by a $382 million decrease in loans to affiliates in first quarter of 2016 as compared to first quarter of 2015 and $114 million higher net purchases of short-term investments in first quarter of 2016 as compared to first quarter of 2015.
Cash flows provided by financing activities were $1.5 billion in the first quarter of 2016; $1.2 billion higher than the $299 million net cash provided by financing activities in the first quarter of 2015. The impact of the net deposits to policyholders’ account balances was $1.4 billion and $788 million in the first quarters of 2016 and 2015, respectively. During the first quarter of 2016, the Company had net cash inflows of $21 million related to repurchase and reverse repurchase agreements compared to cash outflows of $395 million in the first quarter of 2015. Change in short term borrowings decreased $98 million in the first quarter of 2016 compared to an increase of $16 million in the first quarter of 2015, which primarily reflect AB’s commercial paper program activity. Change in collateralized pledged assets and liabilities increased $355 million in the first quarter of 2016, $326 million higher than the $29 million increase in the first quarter of 2015.
AXA Equitable
Liquidity Requirements. AXA Equitable’s liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and funding agreements; the active management of various economic hedging programs; shareholder dividends; and operating expenses, including debt service. AXA Equitable’s liabilities include, among other things, the payment of benefits under life insurance, annuity and funding agreements as well as cash payments in connection with policy surrenders, withdrawals and loans.

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
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral.  AXA Equitable’s capacity with the FHLBNY is $4.0 billion. At March 31, 2016 and December 31, 2015, AXA Equitable had $500 million of outstanding funding agreements with the FHLBNY.  During the remainder of 2016, AXA Equitable expects to issue additional funding agreements to the FHLBNY in order to increase investments in commercial mortgage loans. At March 31, 2016 and December 31, 2015, the total outstanding balance of repurchase agreements was $2.0 billion and $1.9 billion, respectively.  The Company utilized these funding and repurchase agreements for asset liability management purposes.
Off-Balance Sheet Transactions. At March 31, 2016 and December 31, 2015, AXA Equitable was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2015 Form 10-K.
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $585 million and $885 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2016. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At March 31, 2016, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
AXA Equitable currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.0 billion at March 31, 2016) and/or letters of credit ($3.2 billion at March 31, 2016). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1.5 billion during 2016. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. AXA Equitable did not pay any shareholder dividends during the first quarters of 2016 and 2015.
For the first quarters of 2016 and 2015, respectively, AXA Equitable’s statutory net income (loss) totaled $114 million and $753 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.3 billion and $5.9 billion at March 31, 2016 and December 31, 2015, respectively.
For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2015 Form 10-K.
AB
At March 31, 2016 and December 31, 2015, respectively, AB had $486 million and $584 million, outstanding under its commercial paper program.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB’s management expects to draw on the AB Credit Facility from time to time. As of March 31, 2016 and December 31, 2015, AB had no amounts outstanding under the AB Credit Facility.
On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.
As of March 31, 2016 and December 31, 2015, AB had no amounts outstanding under the AB Credit Facility. During the first three months of 2016 and the full year 2015, AB did not draw upon the AB Credit Facility.
In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AB to borrow up to an aggregate of approximately $200 million while one line has no stated limit. As of March 31, 2016 and December 31, 2015, SCB LLC had no bank loans outstanding.
SUPPLEMENTARY INFORMATION
The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11, included herein and AXA Equitable’s 2015 Form 10-K as well as AB’s Report on Form 10-K for the year ended December 31, 2015 for information on related party transactions.
Contractual Obligations
The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information – Contractual Obligations” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2015 Form 10-K for additional information.
ADOPTION AND FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2015 Form 10-K.

Item 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II        OTHER INFORMATION
Item 1.        Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 to the Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2015 Form 10-K.
Item 1A.    Risk Factors

The following should be read in conjunction with, and supplements and amends, the risk factors that may affect the Company’s business, consolidated results of operations or financial condition described in “Risk Factors” in Part I, Item 1A, of the 2015 Form 10-K. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Form 10-K.

Legal and Regulatory Risks

The following updates and replaces the similarly named section of the risk factor entitled “We are heavily regulated, and changes in regulation may reduce our profitability and limit or growth” included in the 2015 Form 10-K. There have been no material changes to other sections of such risk factor. These sections include: “Insurance Regulation,” “U.S. Federal Regulation Affecting Insurance,” “Regulation of Broker-Dealers,” “International Regulation,” and “General” within such risk factor included in the 2015 Form 10-K.

ERISA: The DOL issued a final rule on April 6, 2016 that expands the range of activities that would be considered to be fiduciary investment advice under ERISA when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and IRA holders. Implementation of the rule will be phased in starting in April 2017, although certain aspects of the rule covering existing business will not become effective until January 2018. The potential impacts to our business, operations and customer interactions under the new rule will be determined once we complete an assessment of the rule, but it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. See “Business - Regulation - ERISA Considerations” in the 2015 Form 10-K.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

Lastly, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

The aggregate annual premiums for the above-referenced insurance policies are approximately $20,900, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,136, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

Date: May 13, 2016	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: May 13, 2016		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller