Form 10-Q
period 2016-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2016-08-10
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2016, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $33,962 and $31,201)	$37,056	$31,893
Mortgage loans on real estate (net of valuation allowances of $7 and $6)	8,455	7,171
Policy loans	3,367	3,393
Other equity investments	1,447	1,477
Trading securities, at fair value	7,843	6,805
Other invested assets	2,498	1,788
Total investments	60,666	52,527
Assets of consolidated variable interest entities:
Cash and cash equivalents	35	—
Investments	247	—
Other Assets	66	—
Total assets of consolidated variable interest entities	348	—
Cash and cash equivalents	3,427	3,028
Cash and securities segregated, at fair value	666	565
Broker-dealer related receivables	2,287	1,971
Securities purchased under agreements to resell	673	79
Deferred policy acquisition costs	4,496	4,469
Goodwill and other intangible assets, net	3,719	3,733
Amounts due from reinsurers	4,523	4,466
Loans to affiliates	704	1,087
Guaranteed minimum income benefit reinsurance contract asset, at fair value	13,311	10,570
Other assets	4,501	4,634
Separate Accounts’ assets	107,721	107,497
Total Assets	$207,042	$194,626
LIABILITIES
Policyholders’ account balances	$35,661	$33,033
Future policy benefits and other policyholders’ liabilities	26,131	24,531
Broker-dealer related payables	1,273	404
Securities sold under agreements to repurchase	2,488	1,890
Amounts due to reinsurers	103	131
Customers related payables	1,778	1,715
Short-term debt	587	584
Current and deferred income taxes	6,421	4,647
Liabilities of consolidated variable interest entities	63	—
Other liabilities	3,574	2,586
Separate Accounts’ liabilities	107,721	107,497
Total liabilities	185,800	177,018

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In Millions)
Commitments and contingent liabilities (Notes 10 and 13)
Redeemable Noncontrolling Interest	$229	$13
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,318	5,321
Retained earnings	11,030	8,958
Accumulated other comprehensive income (loss)	1,637	228
Total AXA Equitable’s equity	17,987	14,509
Noncontrolling interest	3,026	3,086
Total equity	21,013	17,595
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$207,042	$194,626

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$915	$924	$1,816	$1,810
Premiums	121	121	247	261
Net investment income (loss):
Investment income (loss) from derivative instruments	598	(915)	1,346	(578)
Other investment income (loss)	602	532	1,298	1,063
Total net investment income (loss)	1,200	(383)	2,644	485
Investment gains (losses), net:
Total other-than-temporary impairment losses	(8)	(16)	(25)	(18)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	(8)	(16)	(25)	(18)
Other investment gains (losses), net	34	5	64	4
Total investment gains (losses), net	26	(11)	39	(14)
Commissions, fees and other income	931	1,019	1,844	2,005
Increase (decrease) in the fair value of the reinsurance contract asset	1,104	(1,450)	2,741	(760)
Total revenues	4,297	220	9,331	3,787
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,276	619	2,426	1,542
Interest credited to policyholders’ account balances	349	268	626	588
Compensation and benefits	428	486	854	933
Commissions	273	292	541	566
Distribution related payments	93	102	180	203
Amortization of deferred sales commissions	11	13	22	25
Interest expense	3	5	7	10
Amortization of deferred policy acquisition costs	72	18	203	158
Capitalization of deferred policy acquisition costs	(146)	(157)	(287)	(301)
Rent expense	38	41	77	80
Amortization of other intangible assets	7	7	14	14
Other operating costs and expenses	317	279	638	592
Total benefits and other deductions	2,721	1,973	5,301	4,410
Earnings (loss) from continuing operations, before income taxes	1,576	(1,753)	4,030	(623)
Income tax (expense) benefit	(515)	728	(1,249)	452
Net earnings (loss)	1,061	(1,025)	2,781	(171)
Less: net (earnings) loss attributable to the noncontrolling interest	(92)	(106)	(209)	(201)
Net Earnings (Loss) Attributable to AXA Equitable	$969	$(1,131)	$2,572	$(372)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,061	$(1,025)	$2,781	$(171)
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(5)	4	4	(8)
Change in unrealized gains (losses), net of reclassification adjustment	625	(1,020)	1,405	(681)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	20	—	39
Total other comprehensive income (loss), net of income taxes	620	(996)	1,409	(650)
Comprehensive income (loss)	1,681	(2,021)	4,190	(821)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(89)	(110)	(209)	(196)
Comprehensive Income (Loss) Attributable to AXA Equitable	$1,592	$(2,131)	$3,981	$(1,017)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2
Capital in excess of par value, beginning of year	5,321	5,957
Changes in capital in excess of par value	(3)	16
Capital in excess of par value, end of period	5,318	5,973
Retained earnings, beginning of year	8,958	8,809
Net earnings (loss)	2,572	(372)
Stockholder dividends	(500)	(517)
Retained earnings, end of period	11,030	7,920
Accumulated other comprehensive income (loss), beginning of year	228	351
Other comprehensive income (loss)	1,409	(645)
Accumulated other comprehensive income (loss), end of period	1,637	(294)
Total AXA Equitable’s equity, end of period	17,987	13,601
Noncontrolling interest, beginning of year	3,086	2,989
Repurchase of AB Holding units	(60)	(14)
Net earnings (loss) attributable to noncontrolling interest	203	201
Dividends paid to noncontrolling interest	(198)	(214)
Other comprehensive income (loss) attributable to noncontrolling interest	—	(5)
Other changes in noncontrolling interest	(5)	16
Noncontrolling interest, end of period	3,026	2,973
Total Equity, End of Period	$21,013	$16,574
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
Net earnings (loss)	$2,781	$(171)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	626	588
Universal life and investment-type product policy fee income	(1,816)	(1,810)
(Increase) decrease in the fair value of the reinsurance contract asset	(2,741)	760
(Income) loss related to derivative instruments	(1,346)	578
Investment (gains) losses, net	(39)	14
Realized and unrealized (gains) losses on trading securities	(109)	(11)
Amortization of deferred compensation	4	6
Amortization of deferred sales commission	22	25
Other depreciation and amortization	(28)	7
Amortization of reinsurance cost	64	20
Amortization of other intangibles	14	14
Changes in:
Variable interest entities	(9)	—
Net broker-dealer and customer related receivables/payables	(36)	(106)
Reinsurance recoverable	(92)	(91)
Segregated cash and securities, net	(101)	9
Deferred policy acquisition costs	(84)	(143)
Future policy benefits	1,314	562
Current and deferred income taxes	985	(513)
Accounts payable and accrued expenses	126	240
Other, net	119	(6)
Net cash provided by (used in) operating activities	(346)	(28)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$3,273	$2,678
Mortgage loans on real estate	300	350
Trading account securities	2,971	7,082
Other	23	108
Payment for the purchase/origination of:
Fixed maturities, available for sale	(5,299)	(3,441)
Mortgage loans on real estate	(1,584)	(362)
Trading account securities	(3,977)	(7,984)
Other	(141)	(65)
Cash settlements related to derivative instruments	659	(80)
Decrease in loans to affiliates	383	—
Change in short-term investments	61	5
Investment in capitalized software, leasehold improvements and EDP equipment	(41)	(24)
Other, net	95	104
Net cash provided by (used in) investing activities	(3,277)	(1,629)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$4,159	$2,204
Withdrawals	(225)	(440)
Change in short-term financings	4	(34)
Change in collateralized pledged assets	34	(158)
Change in collateralized pledged liabilities	869	(303)
Shareholder dividend paid	(500)	(517)
Repurchase of AB Holding units	(84)	(20)
Redemptions of non-controlling interests of consolidated VIEs, net	(46)	—
Distribution to noncontrolling interests in consolidated subsidiaries	(198)	(214)
Increase (decrease) in Securities sold under agreement to repurchase	596	1,183
(Increase) decrease in securities purchased under agreement to resell	(594)	(149)
Other, net	1	13
Net cash provided by (used in) financing activities	4,016	1,565
Effect of exchange rate changes on cash and cash equivalents	6	(4)
Change in cash and cash equivalents	399	(96)
Cash and cash equivalents, beginning of year	3,063	2,716
Cash and Cash Equivalents, End of Period	$3,462	$2,620
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION
The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited Consolidated Financial Statements of AXA Equitable for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
At June 30, 2016 and December 31, 2015, AXA Equitable’s economic interest in AB was 29.0% and 28.6%. At June 30, 2016 and December 31, 2015, respectively, AXA and its subsidiaries’ economic interest in AB was 63.8% and 62.8%.
The terms “second quarter 2016” and “second quarter 2015” refer to the three months ended June 30, 2016 and 2015, respectively. The terms “first six months of 2016” and “first six months of 2015” refer to the six months ended June 30, 2016 and 2015, respectively.
Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	SIGNIFICANT ACCOUNTING POLICIES AND OTHER ASSUMPTION CHANGES
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

Future Adoption of New Accounting Pronouncements
In June 2016, the FASB issued new guidance related to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods thereafter, with early adoption permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact that adoption of this guidance will have on the Company's consolidated financial statements.
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
The analysis performed to identify variable interests held, determine whether entities are VIEs or VOEs, and evaluate whether the Company has a controlling financial interest in such entities requires the exercise of judgment and is updated on a continuous basis as circumstances change or new entities are developed. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, including consideration of economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.
At June 30, 2016, the Insurance segment’s General Account held approximately $1,216 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a “variable interest” in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as “Other equity investments” and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $156,019 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,216 million at June 30, 2016. Except for approximately $600 million of unfunded commitments at June 30, 2016, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
As a result of adopting the new guidance, the Company identified for consolidation under the VIE model three investment funds sponsored by AB. In addition, the Company identified as a VIE an AB private equity fund previously consolidated at December 31, 2015 under the VOE model. The assets and liabilities of these consolidated VIEs are presented separately on the face of the Company’s consolidated balance sheet at June 30, 2016; ownership interests not held by the Company relating to these consolidated VIEs are presented either as redeemable or non-redeemable non-controlling interest, as appropriate. As of June 30, 2016, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $39,200 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $6 million at June 30, 2016. The Company has no further commitments to or economic interest in these VIEs.
Assumption Changes
During the second quarter of 2016, the Company updated its mortality assumption for certain VISL products as a result of favorable mortality experience, which decreased the amortization of DAC and the initial fee liability by $70 million and $16 million respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption for certain VISL products to reflect lower expected investment yields which increased the amortization of DAC and the initial fee liability by $79 million and $4 million, respectively. In both the second quarter and first six months of 2016, the after tax impacts of these assumption updates decreased Net earnings by approximately $14 million.
In the second quarter of 2015, based upon management’s then current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and VISL reserves and amortization DAC from 9.0% to 7.0%. The impact of this assumption update in the second quarter and first six months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In the second quarter and first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $445 million.
In the second quarter of 2015, expectations of long-term lapse rates for certain Accumulator® products at certain durations and moneyness levels were lowered based on emerging experience.  This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset.  The impact of this assumption update in the second quarter and first six months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million, an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million.  In the second quarter and first six months of 2015, the after tax impacts of this assumption update decreased the Net loss by approximately $107 million.
In the first quarter of 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first six months of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $135 million.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
June 30, 2016:
Fixed Maturity Securities:
Public corporate	$12,983	$1,098	$17	$14,064	$—
Private corporate	6,691	421	24	7,088	—
U.S. Treasury, government and agency	11,849	1,475	25	13,299	—
States and political subdivisions	437	98	—	535	—
Foreign governments	363	42	9	396	—
Commercial mortgage-backed	489	25	94	420	8
Residential mortgage-backed(1)	551	35	—	586	—
Asset-backed(2)	56	11	1	66	3
Redeemable preferred stock	543	61	2	602	—
Total Fixed Maturities	33,962	3,266	172	37,056	11
Equity securities	80	—	—	80	—
Total at June 30, 2016	$34,042	$3,266	$172	$37,136	$11
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$12,890	$688	$202	$13,376	$—
Private corporate	6,818	232	124	6,926	—
U.S. Treasury, government and agency	8,800	280	305	8,775	—
States and political subdivisions	437	68	1	504	—
Foreign governments	397	36	18	415	—
Commercial mortgage-backed	591	29	87	533	9
Residential mortgage-backed(1)	608	32	—	640	—
Asset-backed(2)	68	10	1	77	3
Redeemable preferred stock	592	57	2	647	—
Total Fixed Maturities	31,201	1,432	740	31,893	12
Equity securities	34	—	2	32	—
Total at December 31, 2015	$31,235	$1,432	$742	$31,925	$12

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at June 30, 2016 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2016

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,328	$1,344
Due in years two through five	7,525	8,078
Due in years six through ten	9,582	10,160
Due after ten years	13,888	15,800
Subtotal	32,323	35,382
Commercial mortgage-backed securities	489	420
Residential mortgage-backed securities	551	586
Asset-backed securities	56	66
Redeemable preferred stock	543	602
Total	$33,962	$37,056
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the second quarter and first six months of 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Proceeds from sales	$1,397	$265	$1,786	$625
Gross gains on sales	$66	$2	$85	$7
Gross losses on sales	$(25)	$(1)	$(46)	$(5)
Total OTTI	$(8)	$(16)	$(25)	$(18)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in earnings (loss)	$(8)	$(16)	$(25)	$(18)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Balances, beginning of period	$(181)	$(238)	$(198)	$(254)
Previously recognized impairments on securities that matured, paid, prepaid or sold	23	16	57	34
Recognized impairments on securities impaired to fair value this period(1)	—	—	(17)	—
Impairments recognized this period on securities not previously impaired	(8)	(16)	(8)	(18)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at June 30,	$(166)	$(238)	$(166)	$(238)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$15	$16
All other	3,079	676
Equity securities	—	(2)
Net Unrealized Gains (Losses)	$3,094	$690

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, April 1, 2016	$9	$—	$—	$(4)	$5
Net investment gains (losses) arising during the period	(17)	—	—	—	(17)
Reclassification adjustment:
Included in Net earnings (loss)	23	—	—	—	23
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	—	—	—
Balance, June 30, 2016	$15	$—	$—	$(6)	$9
Balance, April 1, 2015	$6	$—	$1	$(3)	$4
Net investment gains (losses) arising during the period	1	—	—	—	1
Reclassification adjustment:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	(2)	—	(2)
Balance, June 30, 2015	$7	$1	$(1)	$(3)	$4

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	(7)	—	—	—	(7)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	4	—	4
Balance, June 30, 2016	$15	$—	$—	$(6)	$9
Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(5)	—	—	—	(5)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	2	—	—	—	2
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	(1)	—	(1)
Balance, June 30, 2015	$7	$1	$(1)	$(3)	$4

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, April 1, 2016	$1,975	$(57)	$(306)	$(565)	$1,047
Net investment gains (losses) arising during the period	1,172	—	—	—	1,172
Reclassification adjustment:
Included in Net earnings (loss)	(45)	—	—	—	(45)
Excluded from Net earnings (loss)(1)	(23)	—	—	—	(23)
Impact of net unrealized investment gains (losses) on:
DAC	—	(82)	—	—	(82)
Deferred income taxes	—	—	—	(321)	(321)
Policyholders’ liabilities	—	—	(105)	—	(105)
Balance, June 30, 2016	$3,079	$(139)	$(411)	$(886)	$1,643
Balance, April 1, 2015	$2,827	$(137)	$(430)	$(794)	$1,466
Net investment gains (losses) arising during the period	(1,752)	—	—	—	(1,752)
Reclassification adjustment:
Included in Net earnings (loss)	18	—	—	—	18
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	35	—	—	35
Deferred income taxes	—	—	—	551	551
Policyholders’ liabilities	—	—	130	—	130
Balance, June 30, 2015	$1,093	$(102)	$(300)	$(243)	$448

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$674	$(82)	$(213)	$(133)	$246
Net investment gains (losses) arising during the period	2,434	—	—	—	2,434
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(29)	—	—	—	(29)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(57)	—	—	(57)
Deferred income taxes	—	—	—	(753)	(753)
Policyholders’ liabilities	—	—	(198)	—	(198)
Balance, June 30, 2016	$3,079	$(139)	$(411)	$(886)	$1,643
Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	(1,152)	—	—	—	(1,152)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	—	—	—	14
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	20	—	—	20
Deferred income taxes	—	—	—	367	367
Policyholders’ liabilities	—	—	68	—	68
Balance, June 30, 2015	$1,093	$(102)	$(300)	$(243)	$448

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 449 issues at June 30, 2016 and the 810 issues at December 31, 2015 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
June 30, 2016:
Fixed Maturity Securities:
Public corporate	$244	$1	$441	$16	$685	$17
Private corporate	254	3	413	21	667	24
U.S. Treasury, government and agency	1,596	16	326	9	1,922	25
States and political subdivisions	—	—	19	—	19	—
Foreign governments	9	—	72	9	81	9
Commercial mortgage-backed	55	8	214	86	269	94
Residential mortgage-backed	69	—	3	—	72	—
Asset-backed	1	—	9	1	10	1
Redeemable preferred stock	44	1	12	1	56	2
Total	$2,272	$29	$1,509	$143	$3,781	$172
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$3,091	$129	$359	$73	$3,450	$202
Private corporate	1,926	102	184	22	2,110	124
U.S. Treasury, government and agency	3,538	305	—	—	3,538	305
States and political subdivisions	19	1	—	—	19	1
Foreign governments	73	7	39	11	112	18
Commercial mortgage-backed	67	2	261	85	328	87
Residential mortgage-backed	11	—	29	—	40	—
Asset-backed	11	—	17	1	28	1
Redeemable preferred stock	43	—	40	2	83	2
Total	$8,779	$546	$929	$194	$9,708	$740
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2016 and December 31, 2015 were $163 million and $157 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2016 and December 31, 2015, respectively, approximately $1,481 million and $1,310 million, or 4.4% and 4.2%, of the $33,962 million and $31,201 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $58 million and $97 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, respectively, the $143 million and $194 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed, corporates and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either June 30,

2016 or 2015. At June 30, 2016 and December 31, 2015, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At June 30, 2016, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $5 million.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At June 30, 2016 and December 31, 2015, respectively, the Company owned $7 million and $7 million in RMBS backed by subprime residential mortgage loans and $6 million and $6 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.
For the second quarter and first six months of 2016 and 2015, investment income is shown net of investment expenses of $14 million, $30 million, $14 million, and $26 million, respectively.
At June 30, 2016 and December 31, 2015, respectively, the amortized cost of the Company’s trading account securities was $7,756 million and $6,866 million with respective fair values of $7,843 million and $6,805 million. Also at June 30, 2016 and December 31, 2015, respectively, Other equity investments included the General Account’s investment in Separate Accounts, which had carrying values of $73 million and $82 million and costs of $59 million and $72 million, as well as other equity securities with carrying values of $80 million and $32 million and costs of $80 million and $34 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the second quarter and first six months of 2016 and 2015:

Net investment income (loss) from trading securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$55	$(31)	$119	$7
Net investment gains (losses) recognized on securities sold during the period	(4)	—	(10)	7
Unrealized and realized gains (losses) on trading securities arising during the period	51	(31)	109	14
Interest and dividend income from trading securities	29	25	48	28
Net investment income (loss) from trading securities	$80	$(6)	$157	$42
Mortgage Loans
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2016 and December 31, 2015, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $39 million and $72 million, respectively.
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

Troubled Debt Restructuring - Modifications
June 30, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	16	16
There were no default payments on the above loan during the first six months of 2016.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for commercial mortgage loans for the first six months of 2016 and 2015 was as follows:

	2016	2015
Allowance for credit losses:	(In Millions)
Beginning balance, January 1,	$6	$37
Charge-offs	—	(1)
Recoveries	—	—
Provision	1	—
Ending balance, June 30,	$7	$36

June 30, Individually Evaluated for Impairment	$7	$36
There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2016 and 2015.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at June 30, 2016 and December 31, 2015, before adjustments for valuation allowance.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$645	$138	$57	$33	$24	$—	$897
50% - 70%	2,273	330	627	1,013	76	—	4,319
70% - 90%	141	61	277	132	88	46	745
90% plus	33	—	28	16	—	—	77
Total Commercial Mortgage Loans	$3,092	$529	$989	$1,194	$188	$46	$6,038
Agricultural Mortgage Loans(1)
0% - 50%	$246	$133	$288	$446	$272	$47	$1,432
50% - 70%	136	70	188	317	231	41	983
70% - 90%	3	—	2	4	—	—	9
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$385	$203	$478	$767	$503	$88	$2,424
Total Mortgage Loans(1)
0% - 50%	$891	$271	$345	$479	$296	$47	$2,329
50% - 70%	2,409	400	815	1,330	307	41	5,302
70% - 90%	144	61	279	136	88	46	754
90% plus	33	—	28	16	—	—	77
Total Mortgage Loans	$3,477	$732	$1,467	$1,961	$691	$134	$8,462

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2015

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$533	$—	$102	$12	$24	$—	$671
50% - 70%	1,392	353	741	853	77	—	3,416
70% - 90%	141	—	206	134	124	46	651
90% plus	63	—	—	46	—	—	109
Total Commercial Mortgage Loans	$2,129	$353	$1,049	$1,045	$225	$46	$4,847
Agricultural Mortgage Loans(1)
0% - 50%	$204	$116	$277	$432	$256	$51	$1,336
50% - 70%	146	80	192	298	225	47	988
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$350	$196	$471	$734	$481	$98	$2,330
Total Mortgage Loans(1)
0% - 50%	$737	$116	$379	$444	$280	$51	$2,007
50% - 70%	1,538	433	933	1,151	302	47	4,404
70% - 90%	141	—	208	138	124	46	657
90% plus	63	—	—	46	—	—	109
Total Mortgage Loans	$2,479	$549	$1,520	$1,779	$706	$144	$7,177

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2016 and December 31, 2015, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)
June 30, 2016
Commercial	$—	$—	$—	$—	$6,038	$6,038	$—
Agricultural	5	7	18	30	2,394	2,424	18
Total Mortgage Loans	$5	$7	$18	$30	$8,432	$8,462	$18
December 31, 2015
Commercial	$—	$—	$30	$30	$4,817	$4,847	$—
Agricultural	12	7	4	23	2,307	2,330	4
Total Mortgage Loans	$12	$7	$34	$53	$7,124	$7,177	$4

The following table provides information regarding impaired mortgage loans at June 30, 2016 and December 31, 2015, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
June 30, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$16	$16	$—	$26	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$16	$16	$—	$26	$—
With related allowance recorded:
Commercial mortgage loans - other	$61	$61	$(7)	$62	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$61	$61	$(7)	$62	$2
December 31, 2015:
With no related allowance recorded:
Commercial mortgage loans - other	$46	$46	$—	$15	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$46	$46	$—	$15	$—
With related allowance recorded:
Commercial mortgage loans - other	$63	$63	$(6)	$137	$4
Agricultural mortgage loans	—	—	—	—	—
Total	$63	$63	$(6)	$137	$4

(1)	Represents a three-quarter average of recorded amortized cost.
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

Derivative Instruments by Category

	At June 30, 2016			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,634	$1	$2	$(264)
Swaps	2,553	11	41	(39)
Options	8,879	1,302	799	135
Interest rate contracts:(1)
Floors	1,500	38	—	6
Swaps	16,990	1,054	29	1,573
Futures	7,316	—	—	(57)
Credit contracts:(1)
Credit default swaps	2,732	17	26	—
Other freestanding contracts:(1)
Foreign currency contracts	334	4	11	(8)
Net investment income (loss)				1,346
Embedded derivatives:
GMIB reinsurance contracts	—	13,311	—	2,741
GIB and GWBL and Other Features(2)	—	—	330	146
SCS, SIO, MSO and IUL indexed features(3)	—	—	410	(131)
Total	$46,938	$15,738	$1,648	$4,102

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2015			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,089	$2	$3	$(201)
Swaps	1,359	8	21	(75)
Options	7,358	1,042	652	103
Interest rate contracts:(1)
Floors	1,800	61	—	11
Swaps	13,718	351	108	(376)
Futures	8,685	—	—	(165)
Swaptions	—	—	—	118
Credit contracts:(1)
Credit default swaps	2,442	16	38	5
Other freestanding contracts:(1)
Foreign currency contracts	263	5	4	2
Net investment income (loss)				(578)
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	(760)
GIB and GWBL and Other Features(2)	—	—	184	(19)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(125)
Total	$42,714	$12,055	$1,320	$(1,482)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at June 30, 2016 are exchange-traded and net settled daily in cash. At June 30, 2016, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $253 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $32 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $46 million.
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
At June 30, 2016 and December 31, 2015, respectively, the Company held $1,484 million and $655 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at June 30, 2016 and December 31, 2015, respectively, were $0 million and $5 million, for which the Company posted collateral of $3 million and $5 million at June 30, 2016 and December 31, 2015, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At June 30, 2016 and December 31, 2015, the balance outstanding under reverse repurchase transactions was $673 million and $79 million, respectively. At June 30, 2016 and December 31, 2015, the balance outstanding under securities repurchase transactions was $2,488 million and $1,890 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 13.

The following table presents information about the Insurance Segment’s offsetting financial assets and liabilities and derivative instruments at June 30, 2016.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At June 30, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,312	$839	$473
Interest rate contracts	1,077	27	1,050
Credit contracts	16	26	(10)
Currency	—	7	(7)
Total Derivatives, subject to an ISDA Master Agreement	2,405	899	1,506
Total Derivatives, not subject to an ISDA Master Agreement	13	—	13
Total Derivatives(2)	2,418	899	1,519
Other financial instruments(4)	1,116	—	1,116
Other invested assets	$3,534	$899	$2,635
Securities purchased under agreement to resell	$673	$—	$673
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$839	$839	$—
Interest rate contracts	27	27	—
Credit contracts	26	26	—
Currency	7	7	—
Total Derivatives, subject to an ISDA Master Agreement	899	899	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	899	899	—
Other financial liabilities	3,574	—	3,574
Other liabilities	$4,473	$899	$3,574
Securities sold under agreement to repurchase(5)	$2,485	$—	$2,485

(1)
Excludes Investment Management segment’s $66 million net derivative assets (including derivative assets of consolidated VIEs), $8 million long exchange traded options and $34 million of securities borrowed.

(2)	Includes $137 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)
Excludes Investment Management segment’s $73 million net derivative liabilities (including derivative liabilities of consolidated VIEs), $0 million short exchange traded options and $13 million of securities loaned.

(4)	Includes margin of $(92) million related to derivative instruments.

(5)	Excludes expense accrual of $3 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2016.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At June 30, 2016

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$67	$—	$(53)	$14
Counterparty B	73	—	(73)	—
Counterparty C	160	—	(160)	—
Counterparty D	271	—	(271)	—
Counterparty E	106	—	(106)	—
Counterparty F	100	—	(100)	—
Counterparty G	196	—	(171)	25
Counterparty H	25	(22)	—	3
Counterparty I	160	—	(160)	—
Counterparty J	106	—	(106)	—
Counterparty K	39	—	(18)	21
Counterparty L	7	—	(7)	—
Counterparty M	141	—	(141)	—
Counterparty N	13	—	—	13
Counterparty Q	2	—	(2)	—
Counterparty T	19	—	(18)	1
Counterparty U	19	—	(17)	2
Counterparty V	15	—	2	$17
Total derivatives(2)	$1,519	$(22)	$(1,401)	$96
Other financial instruments(4)	1,116	—	—	1,116
Other invested assets	$2,635	$(22)	$(1,401)	$1,212
Counterparty M	$137	$(82)	$—	$55
Counterparty H	536	(536)	—	—
Securities purchased under agreement to resell	$673	$(618)	$—	$55
LIABILITIES:(3)				—
Counterparty D	$735	$(735)	$—	$—
Counterparty M	1,272	(1,272)	—	—
Counterparty H	478	(478)	—	—
Securities sold under agreement to repurchase (5)	$2,485	$(2,485)	$—	$—

(1)
Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets (including those related to derivative assets of consolidated VIEs) and $34 million related to securities borrowed.

(2)	Includes $137 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)
Excludes Investment Management segment’s cash collateral pledged of $15 million related to derivative liabilities (including those related to derivative liabilities of consolidated VIEs) and $13 million related to securities loaned.

(4)	Includes margin of $(92) million related to derivative instruments.

(5)	Excludes expense accrual of $3 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at June 30, 2016.
Repurchase Agreement Accounted for as Secured Borrowings(1)

	At June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase(2)
U.S. Treasury and agency securities	$—	$2,485	$—	$—	$2,485
Total	$—	$2,485	$—	$—	$2,485
Securities purchased under agreement to resell
Corporate securities	$—	$590	$83	$—	$673
Total	$—	$590	$83	$—	$673

(1)	Excludes Investment Management segment’s $34 million of securities borrowed and $13 million of securities loaned.

(2)	Excludes expense accrual of $3 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s offsetting financial assets and liabilities and derivative instruments at December 31, 2015.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At December 31, 2015

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,049	$673	$376
Interest rate contracts	389	104	285
Credit contracts	14	37	(23)
Total Derivatives, subject to an ISDA Master Agreement	1,452	814	638
Total Derivatives, not subject to an ISDA Master Agreement	20	—	20
Total Derivatives(2)	1,472	814	658
Other financial instruments(4)	1,271	—	1,271
Other invested assets	$2,743	$814	$1,929
Securities purchased under agreement to resell	$79	$—	$79
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$673	$673	$—
Interest rate contracts	104	104	—
Credit contracts	37	37	—
Total Derivatives, subject to an ISDA Master Agreement	814	814	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	814	814	—
Other financial liabilities	2,586	—	2,586
Other liabilities	$3,400	$814	$2,586
Securities sold under agreement to repurchase	$1,890	$—	$1,890

(1)	Excludes Investment Management segment’s $13 million net derivative assets, $6 million long exchange traded options and $75 million of securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s $12 million net derivative liabilities, $1 million short exchange traded options and $10 million of securities loaned.

(4)	Includes margin of $(2) million related to derivative instruments.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2015.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2015

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$52	$—	$(52)	$—
Counterparty B	9	—	(7)	2
Counterparty C	61	—	(58)	3
Counterparty D	222	—	(218)	4
Counterparty E	53	—	(53)	—
Counterparty F	(2)	—	2	—
Counterparty G	129	—	(129)	—
Counterparty H	16	(11)	(5)	—
Counterparty I	44	—	(39)	5
Counterparty J	19	—	(13)	6
Counterparty K	17	—	(17)	—
Counterparty L	7	—	(7)	—
Counterparty M	11	—	(10)	1
Counterparty N	20	—	—	20
Counterparty Q	—	—	—	—
Counterparty T	(3)	—	3	—
Counterparty U	—	—	1	1
Counterparty V	3	—	(3)	—
Total Derivatives(2)	$658	$(11)	$(605)	$42
Other financial instruments(4)	1,271	—	—	1,271
Other invested assets	$1,929	$(11)	$(605)	$1,313
Counterparty M	$28	$(28)	$—	$—
Counterparty V	51	(51)	—	—
Securities purchased under agreement to resell	$79	$(79)	$—	$—
LIABILITIES(3)
Counterparty D	$234	$(234)	$—	$—
Counterparty C	1,033	(1,016)	(17)	—
Counterparty M	623	(611)	(12)	—
Securities sold under agreement to repurchase	$1,890	$(1,861)	$(29)	$—

(1)	Excludes Investment Management segment’s cash collateral received of $2 million related to derivative assets and $75 million related to securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s cash collateral pledged of $12 million related to derivative liabilities and $10 million related to securities loaned.

(4)	Includes margin of $(2) million related to derivative instruments.

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
Summarized financial information for the Closed Block follows:

	June 30, 2016	December 31, 2015
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,248	$7,363
Policyholder dividend obligation	221	81
Other liabilities	58	100
Total Closed Block liabilities	7,527	7,544
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,152 and $4,426)	4,464	4,599
Mortgage loans on real estate	1,736	1,575
Policy loans	858	881
Cash and other invested assets	134	49
Other assets	166	258
Total assets designated to the Closed Block	7,358	7,362
Excess of Closed Block liabilities over assets designated to the Closed Block	169	182
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(35) and $(36) and policyholder dividend obligation of $(221) and $(81)	66	67
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$235	$249

Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
REVENUES:
Premiums and other income	$60	$66	$122	$135
Net investment income (loss)	84	99	174	191
Net investment gains (losses)	—	(2)	1	(1)
Total revenues	144	163	297	325
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	138	143	273	296
Other operating costs and expenses	1	1	2	1
Total benefits and other deductions	139	144	275	297
Net revenues (loss) before income taxes	5	19	22	28
Income tax (expense) benefit	3	4	(8)	1
Net Revenues (Losses)	$8	$23	$14	$29
Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended June 30,
	2016	2015
	(In Millions)
Balances, beginning of year	$81	$201
Unrealized investment gains (losses), net of DAC	140	(61)
Balances, End of Period	$221	$140

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the Balance Sheet in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2016	$2,986	$5,297	$8,283
Paid guarantee benefits	(195)	(218)	(413)
Other changes in reserve	361	1,080	1,441
Balance at June 30, 2016	$3,152	$6,159	$9,311
Balance at January 1, 2015	$1,729	$5,644	$7,373
Paid guarantee benefits	(139)	(29)	(168)
Other changes in reserve	290	360	650
Balance at June 30, 2015	$1,880	$5,975	$7,855
Related GMDB reinsurance ceded amounts were:

	Six Months Ended June 30,
	2016	2015
	(In Millions)
Balance, beginning of year	$1,430	$832
Paid guarantee benefits	(92)	(66)
Other changes in reserve	192	134
Balance, End of Period	$1,530	$900
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2016 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,361	$127	$76	$237	$13,801
Separate Accounts	$38,903	$8,628	$3,370	$33,311	$84,212
Net amount at risk, gross	$347	$358	$2,394	$16,694	$19,793
Net amount at risk, net of amounts reinsured	$347	$253	$1,630	$7,242	$9,472
Average attained age of contractholders	51.2	65.6	65.6	66.7	55.1
Percentage of contractholders over age 70	9.1%	36.0%	59.1%	39.4%	16.9%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$35	$340	$375
Separate Accounts	N/A	N/A	$16,729	$39,413	$56,142
Net amount at risk, gross	N/A	N/A	$1,409	$9,510	$10,919
Net amount at risk, net of amounts reinsured	N/A	N/A	$419	$2,488	$2,907
Weighted average years remaining until annuitization	N/A	N/A	1.5	1.6	1.6
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At June 30, 2016, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.9% and 48.2%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 18.1% and 55.2%, respectively, of its current liability exposure resulting from the GMIB feature.
The liability for SCS, SIO, MSO, IUL, GIB and GWBL and Other Features, not included above, was $740 million and $494 million at June 30, 2016 and December 31, 2015, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

•
Variable Annuity In-force management. The Company continues to proactively manage its variable annuity in-force business. Beginning in 2012, the Company initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts. Most recently in December 2015, the Company initiated a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider.  The Company believes that the buyback programs are mutually beneficial to both the Company and contractholders who no longer need or want the GMDB or GMIB rider.  To reflect the actual payments and reinsurance credit received from the December 2015 buyback that completed in March 2016 the Company recognized a $4 million increase to Net earnings in the first six months of 2016. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30, 2016	December 31, 2015
	(In Millions)
GMDB:
Equity	$66,553	$66,230
Fixed income	2,681	2,686
Balanced	14,617	15,350
Other	361	374
Total	$84,212	$84,640
GMIB:
Equity	$43,975	$43,874
Fixed income	1,801	1,819
Balanced	10,211	10,696
Other	155	170
Total	$56,142	$56,559
C) Hedging Programs for GMDB and GMIB Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At June 30, 2016, the total account value and net amount at risk of the hedged variable annuity contracts were $50,462 million and $8,294 million, respectively, with the GMDB feature and $33,561 million and $2,485 million, respectively, with the GMIB and GIB feature.
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

The following table summarizes the no lapse guarantee liabilities reflected in the Balance Sheet in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2016	$1,084	$(539)	$545
Other changes in reserves	85	(32)	53
Balance at June 30, 2016	$1,169	$(571)	$598
Balance at January 1, 2015	$964	$(555)	$409
Other changes in reserves	115	(44)	71
Balance at June 30, 2015	$1,079	$(599)	$480

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill equity real estate held for production of income, and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At June 30, 2016 and December 31, 2015, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at June 30, 2016

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$13,992	$72	$14,064
Private Corporate	—	6,665	423	7,088
U.S. Treasury, government and agency	—	13,299	—	13,299
States and political subdivisions	—	490	45	535
Foreign governments	—	396	—	396
Commercial mortgage-backed	—	18	402	420
Residential mortgage-backed(1)	—	586	—	586
Asset-backed(2)	—	40	26	66
Redeemable preferred stock	240	362	—	602
Subtotal	240	35,848	968	37,056
Other equity investments	77	—	6	83
Assets of consolidated VIEs:
Investments	100	135	12	247
Other asset - derivatives	—	57	—	57
Trading securities	563	7,280	—	7,843
Other invested assets:
Short-term investments	—	308	—	308
Swaps	—	995	—	995
Credit Default Swaps	—	(9)	—	(9)
Futures	(1)	—	—	(1)
Options	—	503	—	503
Floors	—	38	—	38
Currency Contracts	—	(7)	—	(7)
Subtotal	(1)	1,828	—	1,827
Cash equivalents	2,479	—	—	2,479
Segregated securities	—	666	—	666
GMIB reinsurance contract asset	—	—	13,311	13,311
Separate Accounts’ assets	104,472	2,773	307	107,552
Total Assets	$107,930	$48,587	$14,604	$171,121
Liabilities
GWBL and Other Features’ liability	$—	$—	$330	$330
SCS, SIO, MSO and IUL indexed features’ liability	—	410	—	410
Liabilities of consolidated VIEs - Derivatives	—	57	—	57
Contingent payment arrangements			31	31
Total Liabilities	$—	$467	$361	$828

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$13,345	$31	$13,376
Private Corporate	—	6,537	389	6,926
U.S. Treasury, government and agency	—	8,775	—	8,775
States and political subdivisions	—	459	45	504
Foreign governments	—	414	1	415
Commercial mortgage-backed	—	30	503	533
Residential mortgage-backed(1)	—	640	—	640
Asset-backed(2)	—	37	40	77
Redeemable preferred stock	258	389	—	647
Subtotal	258	30,626	1,009	31,893
Other equity investments	97	—	49	146
Trading securities	654	6,151	—	6,805
Other invested assets:
Short-term investments	—	369	—	369
Swaps	—	230	—	230
Credit Default Swaps	—	(22)	—	(22)
Futures	(1)	—	—	(1)
Options	—	390	—	390
Floors	—	61	—	61
Currency Contracts	—	1	—	1
Subtotal	(1)	1,029	—	1,028
Cash equivalents	2,150	—	—	2,150
Segregated securities	—	565	—	565
GMIB reinsurance contract asset	—	—	10,570	10,570
Separate Accounts’ assets	104,058	2,964	313	107,335
Total Assets	$107,216	$41,335	$11,941	$160,492
Liabilities:
GWBL and Other Features’ liability	$—	$—	$184	$184
SCS, SIO, MSO and IUL indexed features’ liability	—	310	—	310
Contingent payment arrangements	—	—	31	31
Total Liabilities	$—	$310	$215	$525

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At June 30, 2016 and December 31, 2015, respectively, the fair value of public fixed maturities is approximately $29,357 million and $24,216 million or approximately 18.7% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2016 and December 31, 2015, respectively, the fair value of private fixed maturities is approximately $7,699 million and $7,677 million or approximately 4.9% and 5.1% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at June 30, 2016 and December 31, 2015, respectively, the net fair value of freestanding derivative positions is approximately $1,519 million and $659 million or approximately 83.1% and 64.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2016 and December 31, 2015, respectively, investments classified as Level 1 comprise approximately 68.7% and 71.8% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At June 30, 2016 and December 31, 2015, respectively, investments classified as Level 2 comprise approximately 30.5% and 27.3% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2016 and December 31, 2015, respectively, approximately $606 million and $673 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain AXA Equitable products such as the SCS and EQUI-VEST variable annuity products and the IUL product, as well as the MSO feature available in some AXA Equitable life contracts, offer investment options that permit the contract owner to participate in the performance of an index, ETF or commodity price.  These investment options (depending on the product and index selected) can have 1, 3 or 5 year terms and permit participation in the index, ETF or commodity price up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETFs or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.
At June 30, 2016 and December 31, 2015, respectively, investments classified as Level 3 comprise approximately 0.8% and 0.9% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2016 and December 31, 2015, respectively, were approximately $145 million and $119 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $429 million and $543 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2016 and December 31, 2015, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $210 million and $123 million at June 30, 2016 and December 31, 2015, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at June 30, 2016. Equity and fixed income volatilities were modeled to reflect the current market volatility.

The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
In the first six months of 2016, AFS fixed maturities with fair values of $43 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $19 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.3% of total equity at June 30, 2016.
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

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2016 and 2015, respectively:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, April 1, 2016	$498	$45	$—	$448	$—	$37
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	1	—	—	(18)	—	—
Subtotal	1	—	—	(18)	—	—
Other comprehensive income (loss)	(1)	1	—	1	—	2
Purchases	97	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(58)	(1)	—	(27)	—	(4)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	3	—	—	—	—	—
Transfers out of Level 3(1)	(45)	—	—	(2)	—	(9)
Balance, June 30, 2016	$495	$45	$—	$402	$—	$26
Balance, April 1, 2015	$399	$48	$2	$686	$2	$51
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(18)	—	—
Subtotal	2	—	—	(17)	—	—
Other comprehensive income (loss)	(5)	(2)	—	21	—	1
Purchases	18	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(32)	—	—	(48)	(1)	(4)
Transfers into Level 3(1)	1	—	—	—	—	—
Transfers out of Level 3(1)	(10)	—	(2)	(15)	—	—
Balance, June 30, 2015	$373	$46	$—	$627	$1	$48

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2016	$420	$45	$1	$503	$—	$40
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	(1)	—	—	—	—	—
Investment gains (losses), net	—	—	—	(24)	—	—
Subtotal	(1)	—	—	(24)	—	—
Other comprehensive income (loss)	8	1	—	(11)	—	2
Purchases	150	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(72)	(1)	—	(60)	—	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	17	—	—	—	—	—
Transfers out of Level 3(1)	(27)	—	(1)	(6)	—	(9)
Balance, June 30, 2016	$495	$45	$—	$402	$—	$26
Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(20)	—	—
Subtotal	2	—	—	(19)	—	—
Other comprehensive income (loss)	(1)	(1)	—	34	—	—
Purchases	33	—	—	—	—	—
Sales	(35)	—	—	(83)	(1)	(5)
Transfers into Level 3(1)	40	—	—	—	—	—
Transfers out of Level 3(1)	(46)	—	—	(20)	—	—
Balance, June 30, 2015	$373	$46	$—	$627	$1	$48

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, April 1, 2016	$—	$25	$12,207	$323	$265	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	(1)	—	5	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	1,065	—	—	—
Policyholders’ benefits	—	—	—	—	10	—
Subtotal	—	(1)	1,065	5	10	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	55	10	55	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(16)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(6)	—	(30)	—	—
Balance, June 30, 2016	$—	$18	$13,311	$307	$330	$31
Balance, April 1, 2015	$—	$59	$11,401	$267	$167	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	9	—	1
Investment gains (losses), net	—	(8)	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	(1,496)	—	—	—
Policyholders’ benefits	—	—	—	—	(103)	—
Subtotal	—	(8)	(1,496)	9	(103)	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	57	8	45	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(11)	—	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2015	$—	$51	$9,951	$283	$109	$(42)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2016	$—	$17	$10,570	$313	$184	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	(1)	—	13	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	2,662	—	—	—
Policyholders’ benefits	—	—	—	—	40	—
Subtotal	—	(1)	2,662	13	40	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	110	10	106	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(31)	(1)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Transfers into Level 3(1)	—	2	—	1	—	—
Transfers out of Level 3(1)	—	—	—	(27)	—	—
Balance, June 30, 2016	$—	$18	$13,311	$307	$330	$31
Balance, January 1, 2015	$—	$61	$10,711	$260	$128	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	17	—	1
Investment gains (losses), net	—	(13)	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	(851)	—	—	—
Policyholders’ benefits	—	—	—	—	(104)	—
Subtotal	—	(13)	(851)	17	(104)	1
Other comprehensive income (loss)	—	3	—	—	—	—
Purchases(3)	—	—	113	11	85	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(22)	(1)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—
Balance, June 30, 2015	$—	$51	$9,951	$283	$109	$(42)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2016 and 2015 by category for Level 3 assets and liabilities still held at June 30, 2016 and 2015, respectively:

	Earnings (Loss)
	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2016
Held at June 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(2)	$—
State and political subdivisions	—	—	1	—
Commercial mortgage-backed	—	—	(4)	—
Asset-backed	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—
Subtotal	$—	$—	$(3)	$—
GMIB reinsurance contracts	—	1,104	—	—
Separate Accounts’ assets	6	—	—	—
GWBL and other features’ liability	—	—	—	65
Total	$6	$1,104	$(3)	$65
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
	(In Millions)
Level 3 Instruments
First Six Months of 2016
Held at June 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$9	$—
State and political subdivisions	—	—	—	1	—
Commercial mortgage-backed	—	—	—	(16)	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$(4)	$—
GMIB reinsurance contracts	—	—	2,741	—	—
Separate Accounts’ assets	—	13	—	—	—
GWBL and other features’ liability	—	—	—	—	146
Total	$—	$13	$2,741	$(4)	$146
Level 3 Instruments
First Six Months of 2015
Held at June 30, 2015:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(1)	$—
State and political subdivisions	—	—	—	33	—
Commercial mortgage-backed	—	—	—	—	—
Asset-backed	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$31	$—
Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(760)	—	—
Separate Accounts’ assets	—	17	—	—	—
GWBL and other features’ liability	—	—	—	—	19
Total	$—	$17	$(760)	$31	$19

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

Quantitative Information about Level 3 Fair Value Measurements
June 30, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$42	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 565 bps
	223	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	5.9x- 18.3x 7.0%-16.5% 14.0x- 16.5x
Asset-backed	2	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	9	Market comparable companies	Revenue multiple Marketablility discount	1.7x- 2.9x 15.0% - 30.0%
Separate Accounts’ assets	285	Third party appraisal	Capitalization rate	4.8%
			Exit capitalization rate	5.8%
			Discount rate	6.6%
	6	Discounted cash flow	Spread over U.S. Treasury curve	279 bps - 459 bps
			Discount factor	1.7%- 5.6%
GMIB reinsurance contract asset	13,311	Discounted cash flow	Lapse Rates	1.5%- 5.7%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 8.0%
			Non-performance risk	6 bps - 20 bps
			Volatility rates - Equity	8.0% - 36.0%
Liabilities:
GWBL and other features liability	330	Discounted Cash flow	Lapse Rates	1.0% - 5.7%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	8.0% - 36.0%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$61	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 bps - 565 bps
	154	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	7.8x-19.1x 7.0% - 12.6% 14.0x - 16.5x
Asset-backed	3	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	10	Market comparable companies	Revenue multiple Marketable Discount	2.5x - 4.8x 30.0%
Separate Accounts’ assets	271	Third party appraisal	Capitalization rate	4.9%
			Exit capitalization rate	5.9%
			Discount rate	6.7%
	7	Discounted cash flow	Spread over U.S. Treasury curve	280 bps - 411 bps
			Gross domestic product rate	0.0% - 1.09%
			Discount factor	2.3% - 5.9%
GMIB reinsurance contract asset	10,570	Discounted Cash flow	Lapse Rates	0.6% - 5.7%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	5 bps - 18 bps
			Volatility rates - Equity	9.0%- 35.0%
Liabilities:
GWBL and other features liability	184	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	9.0% -35.0%
Excluded from the tables above at June 30, 2016 and December 31, 2015, are approximately $727 million and $865 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 56.2% and 63.1% of total assets classified as Level 3 at June 30, 2016 and December 31, 2015, respectively, and represent only 0.5% and 0.6% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at June 30, 2016 and December 31, 2015, respectively, are approximately $265 million and $215 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 53.5% and 51.2% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2016 and December 31, 2015, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2016 and December 31, 2015, are approximately 7.7% and 7.5%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
As of June 30, 2016, the Company’s three consolidated VIEs that are open-end Luxembourg funds hold $2 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity related to consolidated VIEs pertains to the AB consolidated venture capital fund.
Separate Accounts’ assets classified as Level 3 in the table at June 30, 2016 and December 31, 2015, primarily consist of a private real estate fund with a fair value of approximately $285 million and $271 million, a private equity investment with a fair value of approximately $1 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $15 million and $1 million at June 30, 2016 and $28 million and $7 million at December 31, 2015, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $31 million at both June 30, 2016 and December 31, 2015) are currently valued using projected AUM growth rates with a weighted average of 46.0%, revenue growth rate of 43.0%, and a discount rate of 3.0% (using a cost of debt assumption).
The carrying values and fair values at June 30, 2016 and December 31, 2015 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
June 30, 2016:
Mortgage loans on real estate	$8,455	$—	$—	$8,695	$8,695
Policy loans	3,367	—	—	4,497	4,497
Loans to affiliates	704	—	795	—	795
Policyholders’ account balances: Investment contracts	3,705	—	—	3,911	3,911
Short-term debt	587	—	587	—	587
Separate Account Liabilities	5,526	—	—	5,526	5,526
December 31, 2015:
Mortgage loans on real estate	$7,171	$—	$—	$7,257	$7,257
Policy loans	3,393	—	—	4,343	4,343
Loans to affiliates	1,087	—	795	390	1,185
Policyholders’ account balances: Investment contracts	2,701	—	—	2,806	2,806
Short-term debt	584	—	584	—	584
Separate Account Liabilities	5,124	—	—	5,124	5,124
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
AXA Equitable
AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $4 million, $7 million, $16 million and $20 million in the second quarter and first six months of 2016 and 2015, respectively.
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
In the first six months of 2016, no cash contributions were made by AB to the AB Plan. Based on the funded status of the AB plan at June 30, 2016, no minimum contribution is required to be made in 2016 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2016.
The funding policy for the AB Plan is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.
Components of net periodic pension expense for the Company’s qualified plans (second quarter and first six months of 2016 net periodic pension expense is solely related to the AB Plan) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$—	$2	$—	$4
Interest cost	1	23	2	46
Expected return on assets	(2)	(39)	(3)	(78)
Net amortization	—	30	—	60
Net Periodic Pension Expense	$(1)	$16	$(1)	$32

8)	SHARE-BASED COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AB also sponsors its own unit option plans for certain of its employees.
Compensation costs for the second quarter and first six months of 2016 and 2015 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Performance Shares	$9,603	$10,164	$11,821	$11,026
Stock Options	606	376	715	506
AB Stock Options	—	4,500	—	6,400
AB Restricted Units	4,000	—	5,200	—
Other compensation plans(1)	7	73	(913)	153
Total Compensation Expenses	$14,216	$15,113	$16,823	$18,085

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.
Performance Shares
2016 Grant. On June 6, 2016, under the terms of the Performance Share Plan, AXA awarded approximately 1.93 million unearned performance shares to employees of AXA Equitable. The extent to which 2016-2018 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In the first six months of 2016, the expense associated with the June 6, 2016 grant of performance shares was approximately $8 million.
Settlement of 2013 Grant in 2016. On March 22, 2016, share distributions totaling approximately $55 million were made to active and former AXA Equitable employees in settlement of 2,293,998 performance shares earned under the terms of the AXA Performance Share Plan 2013.
Stock Options
2016 Grant. On June 6, 2016, 576,169 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 21.52 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 6, 2016, 316,097 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 6, 2016 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.85 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 26.6%, a weighted average expected term of 8.1 years, an expected dividend yield of 6.49% and a risk-free interest rate of 0.33%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the first six months of 2016, the Company recognized expenses associated with the June 6, 2015 grant of options of approximately $526,000.
AB Long-term Incentive Compensation Plans. During the second quarter and first six months of 2016, AB purchased 1.9 million and 3.8 million Holding units for $44 million and $84 million respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 3.7 million Holding Units for $44 million and $82 million, respectively with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2015, AB purchased 0.1 million and 0.8 million Holding units for $4 million and $21 million respectively (on a trade date basis). These amounts reflect open-market purchases of 0.1 million and 0.7 million Holding Units for $4 million and $19 million, respectively with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the first six months of both 2016 and 2015, AB granted to employees and eligible Directors 0.3 million restricted Holding awards. In the first six months of 2016 and 2015, AB used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.
During the first six months of 2016 and 2015, AB Holding issued 0.1 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $2.4 million and $9.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Other Compensation Plans

2012 AXA Miles. On March 16, 2016, AXA ordinary share distributions totaling approximately $4 million were made to active and former AXA Equitable employees in settlement of 164,150 AXA Miles earned under the terms of the AXA Miles Program 2012.

9)	INCOME TAXES
Income taxes for the interim periods ended June 30, 2016 and 2015 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The tax benefit recognized in the first six months of 2015 was limited to the amount that would have been recognized if the first six months of 2015 loss was the anticipated loss for the full year.
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
In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to AXA Equitable FMG in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees. In January 2015, defendants filed a motion for summary judgment as well as various motions to strike certain of the Plaintiffs’ experts in the Sivolella and Sanford Litigations. Also in January 2015, two Plaintiffs in the Sanford Litigation filed a motion for partial summary judgment relating to the EQ/Core Bond Index Portfolio as well as motions in limine to bar admission of certain documents and preclude the testimony of one of defendants’ experts. In August 2015, the Court denied Plaintiffs’ motions in limine and also denied both parties motions for summary judgment. The non-jury trial commenced in January 2016 and testimony concluded in February 2016. Closing arguments occurred on June 1, 2016 following a post-trial briefing.
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
In November 2014, one of the plaintiff’s law firms in Zweiman filed a separate lawsuit entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company in the Superior Court of New Jersey, Camden County (“New Jersey state court”). This lawsuit is a putative class action on behalf of “all AXA [Equitable] variable life insurance policyholders who allocated funds from their Policy Accounts to investments in AXA’s Separate Accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof” and asserts a claim for breach of contract similar to the claim in Zweiman. In February 2016, the New Jersey State Court dismissed the Complaint. In March 2016, plaintiff filed a notice of appeal.

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
The Company has cost sharing and service agreements with AXA Financial, its subsidiaries and affiliates including agreements related to personnel services, employee benefits, facilities, supplies, equipment, technology, professional development arrangements and investment management services. In addition, the Company has selling agreements to sell insurance products on behalf of affiliates or to have affiliates sell the Company’s insurance products. AB and FMG also act as investment managers for some of the Company’s affiliates and receive investment management fee revenue for the services provided. There have been no material changes in these service agreements from those disclosed in the 2015 Form 10-K.
At June 30, 2016 and December 31, 2015, AXA Equitable’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $11,010 million and $8,741 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums, deposits and fee income to AXA Arizona in the second quarter and first six months of 2016 and 2015 related to the Annuity, UL and no lapse guarantee riders totaled approximately $109 million, $216 million, $113 million and $222 million, respectively. Ceded claims paid and surrenders in the second quarter and first six months of 2016 and 2015 were $61 million, $275 million, $47 million and $90 million, respectively.
In the first quarter of 2016, AXA Equitable sold artwork to AXA Financial and recognized a $20 million gain on the sale. AXA Equitable used the proceeds received from this sale to make a $21 million donation to AXA Foundation, Inc. (the “Foundation”). The Foundation was organized for the purpose of distributing grants to various tax-exempt charitable organizations and administering various matching gift programs for AXA Equitable, its subsidiaries and affiliates.
In June 2009, AXA Equitable sold real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. In November 2014, this loan was refinanced and a new $382 million, seven year term loan with an interest rate of 4.0% was issued. In January 2016, the property was sold and a portion of the proceeds was used to repay the $382 million term loan outstanding and a $65 million prepayment penalty.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of June 30, 2016 and 2015 follow:

	June 30,
	2016	2015
	(In Millions)
Unrealized gains (losses) on investments	$1,647	$442
Foreign currency translation adjustments	(55)	(42)
Defined benefit pension plans	(12)	(741)
Total accumulated other comprehensive income (loss)	1,580	(341)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	57	47
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$1,637	$(294)

The components of OCI, net-of-taxes for the second quarter and first six months of 2016 and 2015 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(5)	$5	$4	$(7)
(Gains) losses reclassified into net earnings (loss) during the period	—	(1)	—	(1)
Foreign currency translation adjustment	(5)	4	4	(8)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	764	(1,138)	1,578	(752)
(Gains) losses reclassified into net earnings (loss) during the period(1)	(29)	11	(15)	10
Net unrealized gains (losses) on investments	735	(1,127)	1,563	(742)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(110)	107	(158)	61
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $337, $(548), and $764 and $(368).	625	(1,020)	1,405	(681)
Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for (2):
Net gain (loss) arising during the period	—		—	—
Amortization of net prior service cost included in net periodic cost	—	20	—	39
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $10, $0, and $21.	—	20	—	39
Total other comprehensive income (loss), net of income taxes	620	(996)	1,409	(650)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	3	(4)	—	5
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$623	$(1,000)	$1,409	$(645)

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $16 million, $8 million, $(6) million and $(13) million, for the second quarter and first six months of 2016 and 2015, respectively.

(2)	Reclassification amounts presented net of income tax expense (benefit) of $0 million, $0 million, $10 million and $21 million for second quarter and first six months of 2016 and 2015, respectively.
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
Restructuring
In an effort to further reduce its global real estate footprint, AB completed a comprehensive review of its worldwide office locations and began implementing a global space consolidation plan in 2012. This resulted in the sublease of office space primarily in New York as well as offices in England, Australia and various U.S. locations. In the first six months of 2016, AB recorded new real estate charges of $25 million relating to the further consolidation of office space at its New York offices. Real estate charges are recorded in Other operating costs and expenses in the Company's consolidated Statements of earnings (loss).
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable has a capacity with the FHLBNY of $4,000 million. At June 30, 2016 and December 31, 2015 AXA Equitable had $1,495 million and $500 million respectively, of outstanding funding agreements with the FHLBNY. AXA Equitable utilized these funding agreements for asset liability management and spread lending purposes. For other instruments used for asset liability management purposes see “Derivative and offsetting assets and liabilities” included in Note 3. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

Other Commitments

AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $600 million (including $217 million with affiliates) and $1,217 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2016.

14)	SEGMENT INFORMATION
The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Segment revenues:
Insurance(1)	$3,580	$(562)	$7,850	$2,248
Investment Management(2)	724	790	1,493	1,553
Consolidation/elimination	(7)	(8)	(12)	(14)
Total Revenues	$4,297	$220	$9,331	$3,787

(1)
Includes investment expenses charged by AB of approximately $13 million, $25 million, $10 million and $22 million for the second quarter and first six months of 2016 and 2015, respectively, for services provided to the Insurance Segment.

(2)
Intersegment investment advisory and other fees of approximately $20 million, $37 million, $18 million and $36 million for the second quarter and first six months of 2016 and 2015, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$1,438	$(1,912)	$3,722	$(929)
Investment Management	138	160	307	307
Consolidation/elimination	—	(1)	1	(1)
Total Earnings (Loss) from Continuing Operations, before income taxes	$1,576	$(1,753)	$4,030	$(623)

	June 30, 2016	December 31, 2015
	(In Millions)
Segment assets:
Insurance	$194,200	$182,738
Investment Management(1)	12,859	11,895
Consolidation/elimination	(17)	(7)
Total Assets	$207,042	$194,626

(1)
In accordance with SEC regulations, the assets of the Investment Management segment include securities with a fair value of $605 million and $460 million which have been segregated in a special reserve bank custody account at June 30, 2016 and December 31, 2015, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of June 30, 2016 and December 31, 2015, $62 million and $55 million, respectively, of cash were segregated in these bank accounts.

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
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $588.6 billion at June 30, 2016, of which approximately $489.5 billion were managed by AB. AXA Equitable is an indirect wholly-owned subsidiary of AXA Financial, which is itself an indirect wholly- owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings(loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The United Kingdom’s referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit” introduced additional volatility and uncertainty in the global capital markets during the second quarter of 2016. Although equity markets have recovered, bond yields decreased to historic lows during the second quarter of 2016 due to the Brexit, ongoing global social and political uncertainty and mixed macroeconomic messages related to growth, interest rates and equity markets. For additional information on how the Company’s business and consolidated results of operations are effected by conditions in the capital markets and the economy, see “Item 1A - Risk Factors - Risks relating to conditions in the capital markets and economy” in the 2015 Form 10-K.

The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be lower than the $1.0 billion and $2.6 billion consolidated net earnings of the Company and $1.0 billion and $2.5 billion consolidated net earnings of the Insurance segment in the second quarter and first six months of 2016. These net earnings were largely due to the market driven increases in the fair values of the GMIB reinsurance contract asset and investment income from derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the market driven increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.
Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account customer preferences and the macroeconomic environment and drives profitable growth while appropriately managing risk.
In second quarter 2016, life insurance and annuities first year premiums and deposits decreased by $12 million from the comparable 2015 period. The decrease in first year premiums and deposits during the second quarter 2016 was driven by $10 million and $2 million lower life insurance and annuity sales, respectively. In first six months of 2016, life insurance and annuities first year premiums and deposits increased by $176 million from the comparable 2015 period. The increase in first year premiums and deposits during the first six months of 2016 was driven by $189 million higher annuity sales partially offset by $13 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

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

Legislative and Regulatory Developments. The U.S. Department of Labor (the “DOL”) issued a final rule on April 6, 2016 that expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and Individual Retirement Account (“IRA”) holders. Implementation of the rule will be phased in starting in April 2017, although certain aspects of the rule covering existing business will not become effective until January 2018. The potential impacts to our business, operations and customer interactions under the new rule are still being determined as we complete an assessment of the rule, but it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. While the exact nature and scope of the potential impacts to our business from the new rule are still being assessed, based upon the information currently available to us, management estimates that approximately 25% of total first year premiums and deposits in 2017 could be impacted, with an expected diminishing impact thereafter following mitigating actions.

For additional information on the potential impacts of regulation on the Company, see “Risk Factors” included elsewhere herein and “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2015 Form 10-K.

AB AUM. At AB, total AUM as of June 30, 2016 were $489.5 billion, an increase of $22.1 billion, or 4.7%, compared to December 31, 2015, and up $4.4 billion, or 0.9%, compared to June 30, 2015. During the first six months of 2016, AUM increased as a result of market appreciation of $19.4 billion and net inflows of $5.7 billion partially offset by a $3.0 billion reduction in AUM due to AB’s shift from providing asset management services to consulting services for a client. During the twelve month period ended June 30, 2016, AUM increased as a result of market appreciation of $6.9 billion and net inflows of $0.7 billion partially offset by a $3.2 billion reduction in AUM for a company AB moved to provide consulting services rather than asset management services. For additional information, see “Fees and Assets Under Management” below.

Accounting for VA Guarantee Features. The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the second quarter and first six months of 2016 and the year ended December 31, 2015, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
	(In Millions)
Income (loss) on free-standing derivatives(1)	$517	$(915)	$1,218	$(786)	$(245)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	1,104	(1,450)	2,741	(760)	(141)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(640)	(47)	(1,067)	(397)	(367)
Total	$981	$(2,412)	$2,892	$(1,943)	$(753)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)

(2)	Reported in Increase (decrease) in the fair value of the reinsurance contract asset in the consolidated statements of earnings (loss)

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)
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
The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.5 billion at June 30, 2016) and/or letters of credit ($3.2 billion at June 30, 2016). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.
For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2015 Form 10-K.

2016 Assumption Changes. During the second quarter of 2016, the Company updated its mortality assumption on certain VISL products as a result of favorable mortality experience, which decreased the amortization of DAC and the initial fee liability by $70 million and $16 million respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC and the initial fee liability by $79 million and $4 million, respectively. In the second quarter and first six months of 2016, the after tax impacts of these assumption updates decreased Net earnings by approximately $14 million.

2015 Assumption Changes.  In the second quarter of 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption used to calculate GMDB/GMIB and VISL reserves and amortization of DAC from 9.0% to 7.0%. The impact of this assumption update in the second quarter and first six months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and a decrease in amortization of DAC of $67 million. In the second quarter and first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $445 million.

In the second quarter of 2015, expectations of long-term lapse rates for certain Accumulator products at certain durations and moneyness levels were lowered based on emerging experience.  This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset.  The impact of this assumption update in the second quarter and first six months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million and an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million.  In the second quarter and first six months of 2015, the after tax impacts of this assumption update decreased the Net loss by approximately $107 million.

In the first quarter of 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first six months of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first six months of 2015, the after tax impacts of this assumption update increased the Net loss by approximately $135 million.

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

CONSOLIDATED RESULTS OF OPERATIONS
AXA Equitable
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Universal life and investment-type product policy fee income	$915	$924	$1,816	$1,810
Premiums	121	121	247	261
Net investment income (loss):
Investment income (loss) from derivative instruments	598	(915)	1,346	(578)
Other investment income (loss)	602	532	1,298	1,063
Total net investment income (loss)	1,200	(383)	2,644	485
Investment gains (losses), net:
Total other-than-temporary impairment losses	(8)	(16)	(25)	(18)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	(8)	(16)	(25)	(18)
Other investment gains (losses), net	34	5	64	4
Total investment gains (losses), net	26	(11)	39	(14)
Commissions, fees and other income	931	1,019	1,844	2,005
Increase (decrease) in the fair value of the reinsurance contract asset	1,104	(1,450)	2,741	(760)
Total revenues	4,297	220	9,331	3,787
Policyholders’ benefits	1,276	619	2,426	1,542
Interest credited to policyholders’ account balances	349	268	626	588
Compensation and benefits	428	486	854	933
Commissions	273	292	541	566
Distribution related payments	93	102	180	203
Amortization of deferred sales commission	11	13	22	25
Interest expense	3	5	7	10
Amortization of deferred policy acquisition costs	72	18	203	158
Capitalization of deferred policy acquisition costs	(146)	(157)	(287)	(301)
Rent expense	38	41	77	80
Amortization of other intangible assets	7	7	14	14
Other operating costs and expenses	317	279	638	592
Total benefits and other deductions	2,721	1,973	5,301	4,410
Earnings (loss) from continuing operations before income taxes	1,576	(1,753)	4,030	(623)
Income tax (expense) benefit	(515)	728	(1,249)	452
Net earnings (loss)	1,061	(1,025)	2,781	(171)
Less: net (earnings) loss attributable to the noncontrolling interest	(92)	(106)	(209)	(201)
Net Earnings (Loss) Attributable to AXA Equitable	$969	$(1,131)	$2,572	$(372)

The consolidated earnings (loss) narrative that follows discusses the results for the second quarter and first six months of 2016 compared to the comparable 2015 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net earnings attributable to the Company in second quarter 2016 were $1.0 billion, an increase of $2.1 billion from the $1.1 billion of net loss attributable to the Company in second quarter 2015. The increase is primarily attributable to a $1.1 billion increase in the fair value of the GMIB reinsurance contract asset and $598 million of investment income from derivatives which were not fully offset by the $640 million increase in GMDB/GMIB/GWBL/GMAB reserves in the second quarter of 2016 as compared to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset, $915 million of investment losses from derivative instruments and a $47 million increase in GMDB/GMIB/GWBL/GMAB reserves in the second quarter of 2015. The second quarter 2016 higher earnings also included $69 million higher other investment income and $58 million lower compensation and benefit expenses partially offset by $88 million lower commissions fees and other income and $81 million higher interest credited to policyholders' account balances. The Company recorded an income tax expense of $515 million and $728 million benefit in the second quarters of 2016 and 2015, respectively.
Net earnings attributable to the noncontrolling interest were $92 million in second quarter 2016 as compared to $106 million for second quarter 2015 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.1 billion in second quarter 2016, an increase of $2.1 billion from net loss of $1.0 billion reported for second quarter 2015.
Income tax expense in second quarter 2016 was $515 million, primarily due to the $1.4 billion pre-tax earnings in the Insurance segment, compared to an income tax benefit of $728 million in second quarter 2015, primarily due to the $1.9 billion pre-tax loss in the Insurance segment. Income tax benefit in the second quarter 2015 was increased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income taxes for second quarters of 2016 and 2015 were computed using an estimated annual effective tax rate. In second quarter 2016 and 2015, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.
Earnings from operations before income taxes were $1.6 billion in second quarter 2016, an increase of $3.3 billion from the $1.8 billion in pre-tax loss reported in second quarter 2015. The Insurance segment’s pre-tax earnings from operations totaled $1.4 billion in second quarter 2016; $3.4 billion higher than the pre-tax loss of $1.9 billion in second quarter 2015. The Investment Management segment’s pre-tax earnings from operations were $138 million in second quarter 2016; $22 million lower than the $160 million reported in second quarter 2015. The Insurance segment’s higher pre-tax earnings in second quarter 2016 as compared to second quarter 2015 was primarily due to a $1.1 billion increase in the fair value of the GMIB reinsurance contract asset and $603 million of investment income from derivatives which were not fully offset by the $640 million increase in GMDB/GMIB/GWBL/GMAB reserves in the second quarter of 2016 as compared to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset, $918 million of investment losses from derivative instruments and a $47 million increase in GMDB/GMIB/GWBL/GMAB reserves in the second quarter of 2015. The $22 million lower pre-tax earnings from operations in the Investment Management segment in the second quarter 2016 were primarily due to $66 million lower commission fees and other income partially offset by $28 million lower compensation and benefit expenses and $9 million lower distribution related payments.
Total revenues were $4.3 billion in second quarter 2016, an increase of $4.1 billion from $220 million reported in second quarter 2015. The Insurance segment reported total revenues of $3.6 billion in second quarter 2016, a $4.1 billion increase from the $562 million loss reported in second quarter 2015. The Investment Management segment reported total revenues of $724 million, a $66 million decrease from the $790 million of revenues reported in second quarter 2015. The increase in Insurance segment revenues was principally due to a $1.1 billion increase in the fair value of the GMIB reinsurance contract asset and $603 million of investment income from derivatives in the second quarter of 2016 as compared to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset and $918 million of investment losses from derivative instruments in the second quarter of 2015. The $66 million decrease in Investment Management segment’s revenues in the second quarter 2016 was due to $66 million lower commission fees and other income.

Total benefits and expenses were $2.7 billion in second quarter 2016, an increase of $748 million from the $2.0 billion reported for second quarter 2015. The Insurance segment’s total benefits and expenses increased $792 million to $2.1 billion in second quarter 2016. The Investment Management segment’s total expenses for second quarter 2016 were $586 million; $44 million lower than the $630 million in expenses in second quarter 2015. The Insurance segment’s increase was principally due to the $593 million higher increase in GMDB/GMIB reserves (an increase of $640 million in the second quarter of 2016 as compared to an increase of $47 million in the second quarter of 2015), $81 million higher interest credited to policyholders’ account balances and $54 million higher DAC amortization in second quarter 2016 as compared to second quarter 2015. The decrease in expenses for the Investment Management segment was principally due to $28 million lower compensation and benefit expenses and $9 million lower distribution related payments.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net earnings attributable to the Company in the first six months of 2016 were $2.6 billion, an increase of $2.9 billion from the $372 million of net loss attributable to the Company in the first six months of 2015. The increase is primarily attributable to a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset and $1.3 billion of investment income from derivatives which were not fully offset by the $1.1 billion increase in GMDB/GMIB/GWBL/GMAB reserves in the first six month of 2016 as compared to a $760 million decrease in the fair value of the GMIB reinsurance contract asset, $578 million of investment losses from derivative instruments and a $397 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first six month of 2015. The first six months of 2016 Net earnings also included $235 million higher other investment income partially offset by $214 million higher other policyholder benefits and reserves and a $161 million decrease in commissions, fees and other income in the first six months of 2016 compared to the first six months of 2015. The Company recorded an income tax expense of $1.2 billion in the first six months of 2016 and a $452 million tax benefit in first six months of 2015.
Net earnings attributable to the noncontrolling interest were $209 million in the first six months of 2016 as compared to $201 million for the first six months of 2015 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $2.8 billion in the first six months of 2016, an increase of $3.0 billion from net loss of $171 million reported for the first six months of 2015.
Income tax expense in the first six months of 2016 was $1.2 billion, primarily due to the $3.7 billion pre-tax earnings in the Insurance segment, compared to an income tax benefit of $452 million in the first six months of 2015, primarily due to the $929 million pre-tax loss in the Insurance segment. Income tax benefit in the first six months of 2015 was increased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income taxes for the first six months of 2016 and 2015 were computed using an estimated annual effective tax rate. In the first six months of 2016 and 2015, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States.
Earnings from operations before income taxes were $4.0 billion in the first six months of 2016, an increase of $4.7 billion from the $623 million in pre-tax loss reported in the first six months of 2015. The Insurance segment’s pre-tax earnings from operations totaled $3.7 billion in the first six months of 2016; $4.7 billion higher than the pre-tax loss of $929 million in the first six months of 2015. The Investment Management segment’s pre-tax earnings from operations were $307 million in the first six months of both 2016 and 2015. The Insurance segment’s higher pre-tax earnings in the first six months of 2016 as compared to the first six months of 2015 was primarily due to a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset and $1.4 billion of investment income from derivatives which were not fully offset by the $1.1 billion increase in GMDB/GMIB/GWBL/GMAB reserves in the first six month of 2016 as compared to a $760 million decrease in the fair value of the GMIB reinsurance contract asset, $575 million of investment losses from derivative instruments and a $397 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first six month of 2015. The first six months of 2016 Earnings before income taxes also included $214 million higher other policyholder benefits and reserves when compared to the first six months of 2015. The Investment Management segment's $122 million lower other commission fees and other income were offset by $63 million higher net investment income, $52 million lower compensation and benefit expenses and $23 million lower distribution related payments.
Total revenues were $9.3 billion in the first six months of 2016, an increase of $5.5 billion from $3.8 billion reported in the first six months of 2015. The Insurance segment reported total revenues of $7.9 billion in the first six months of 2016, a $5.6 billion increase from the $2.2 billion total revenue reported in the first six months of 2015. The Investment Management segment reported total revenues of $1.5 billion, a $60 million decrease from the $1.6 billion of revenues reported in first six months of 2015. The increase in Insurance segment revenues was principally due to a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset and $1.4 billion of investment income from derivatives in the first six month of 2016 as compared to a $760 million decrease in the fair value of the GMIB reinsurance contract asset and $575 million of investment losses from derivative instruments in the first six month of 2015. The first six months of 2016 total revenues also included $163 million higher other investment income and $54 million higher investment gains partially offset by $38 million lower commissions fees and other income in the first six months of 2016 when compared to the first six months of 2015. The $60 million decrease in Investment Management segment’s revenues in the first six months of 2016 was primarily due to $122 million lower other commission fees and other income partially offset by $69 million higher other investment income.
Total benefits and expenses were $5.3 billion in the first six months of 2016, an increase of $891 million from the $4.4 billion reported for the first six months of 2015. The Insurance segment’s total benefits and expenses were $4.1 billion, an increase of $951 million from the first six months of 2015 total of $3.2 billion. The Investment Management segment’s total expenses for the first six months of 2016 were $1.2 billion; $60 million lower than the $1.2 billion in expenses in the first six months of 2015. The Insurance segment’s increase was principally due to $884 million higher policyholders’ benefits, including a $670 million higher increase in GMIB/GMDB reserves (a $1.1 billion increase in the first six months of 2016 as compared to an increase of $397 million in the first six month of 2015), $45 million higher DAC amortization, $38 million higher interest credited to policyholders’ account balances and $26 million higher other operating expense partially offset by a $26 million decrease in compensation and benefits expense and a $25 million decrease in commission expense. The decrease in expenses for the Investment Management segment was principally due to $52 million lower compensation and benefits and $23 million lower distribution related payments partially offset by a $19 million increase in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Universal life and investment-type product policy fee income	$915	$924	$1,816	$1,810
Premiums	121	121	247	261
Net investment income (loss):
Investment income (loss) from derivative instruments	603	(918)	1,355	(575)
Other investment income (loss)	572	517	1,179	1,016
Total net investment income (loss)	1,175	(401)	2,534	441
Investment gains (losses), net:
Total other-than-temporary impairment losses	(8)	(16)	(25)	(18)
Portion of losses recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	(8)	(16)	(25)	(18)
Other investment gains (losses), net	32	(1)	64	3
Total investment gains (losses), net	24	(17)	39	(15)
Commissions, fees and other income	241	261	473	511
Increase (decrease) in the fair value of the reinsurance contract asset	1,104	(1,450)	2,741	(760)
Total revenues	3,580	(562)	7,850	2,248

Policyholders’ benefits	1,276	619	2,426	1,542
Interest credited to policyholders’ account balances	349	268	626	588
Compensation and benefits	114	143	232	258
Commissions	273	292	541	566
Amortization of deferred policy acquisition costs	72	18	203	158
Capitalization of deferred policy acquisition costs	(146)	(157)	(287)	(301)
Rent expense	6	9	14	16
Interest expense	3	4	6	9
Other operating costs and expenses	195	154	367	341
Total benefits and other deductions	2,142	1,350	4,128	3,177
Earnings (Loss) from Continuing Operations, before Income Taxes	$1,438	$(1,912)	$3,722	$(929)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues

In second quarter 2016, the Insurance segment’s revenues increased $4.1 billion to $3.6 billion from a $562 million loss in second quarter 2015. The increase was principally due to a $1.1 billion increase in the fair value of the GMIB reinsurance contract asset and $603 million of investment income from derivatives in the second quarter of 2016 as compared to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset and $918 million of investment losses from derivative instruments in the second quarter of 2015. The second quarter 2016 higher revenues also included $55 million higher other investment income and $41 million higher investment gains.

Universal life and investment-type product policy fee income decreased $9 million to $915 million in second quarter 2016 from $924 million in second quarter 2015. The decrease was principally due to an $33 million lower policy fee income earned on annuity and VISL products partially offset by a $24 million lower increase in the initial fee liability (a $16 million increase in the second quarter of 2016 as compared to a $40 million increase in the second quarter of 2015). The second quarter 2016 increase in initial fee liability included updates resulting from favorable mortality experience for certain VISL products, which increased the initial fee liability by $16 million. The second quarter 2015 increase in initial fee liability included updates to the RTM assumption for VISL products, which increased the initial fee liability by $32 million.

Premiums were $121 million in second quarter 2016 and in second quarter 2015.

Net investment income increased $1.6 billion to $1.2 billion in second quarter 2016 from a net investment loss of $401 million in second quarter 2015. The increase resulted from $1.5 billion of higher investment income from derivative instruments and $55 million higher other investment income. The Insurance segment reported $603 million of investment income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to a $918 million investment loss in second quarter 2015. The second quarter 2016 income from derivatives was primarily driven by a decrease in interest rates partially offset by improvement in equity markets during the second quarter of 2016. The second quarter 2015 investment loss from derivative instruments was primarily driven by an increase in interest rates and relatively flat equity markets during second quarter 2015. The increase in other investment income is primarily attributable to $70 million higher realized and unrealized gains from trading account securities partially offset by $16 million lower investment income from fixed maturities.

Investment gains (losses), net were a gain of $24 million in second quarter 2016, as compared to a $17 million loss in second quarter 2015. The Insurance segment’s net gains in second quarter 2016 were primarily due to $33 million gains on sales of fixed maturities partially offset by $8 million writedowns of fixed maturities. The Insurance segment’s net loss in second quarter 2015 was primarily due to $16 million in writedowns of fixed maturities and $2 million loss on sales of fixed maturities.

Commissions, fees and other income decreased $20 million to $241 million in second quarter 2016 as compared to $261 million in second quarter 2015. This decrease was primarily due to $15 million lower gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $167 million and $181 million in second quarter 2016 and 2015, respectively.

In second quarter 2016, there was a $1.1 billion increase in the fair value of the GMIB reinsurance contract asset as compared to a $1.5 billion decrease in the fair value of the GMIB reinsurance contract asset in second quarter 2015; both periods’ changes reflected existing capital market conditions. Included in second quarter 2016 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $1.2 billion, partially offsetting the increase were the impacts of improvements in equity markets in second quarter 2016, which decreased the fair value of the GMIB reinsurance contract asset by $175 million. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $95 million. Included in second quarter 2015 were the impacts from increasing interest rates which decreased the fair value of the reinsurance contract asset by $1.6 billion, partially offsetting the decrease were the impacts of lapse assumption updates which increased the asset by $216 million and relatively flat equity markets in second quarter 2015 which increased the fair value of the GMIB reinsurance contract asset by $13 million.
Benefits and Other Deductions

In second quarter 2016, total benefits and other deductions increased $792 million to $2.1 billion from $1.4 billion in second quarter 2015. The Insurance segment’s increase was principally due to $657 million higher policyholders’ benefits, $81 million higher interest credited to policyholders’ account balances, $54 million higher DAC amortization and $41 million higher other operating expenses partially offset by a $29 million decrease in compensation and benefits and a $19 million decrease in commission expenses.

Policyholders’ benefits increased $657 million to $1.3 billion in second quarter 2016 from $619 million in second quarter 2015. The increase was primarily due to the $561 million higher increase in GMDB/GMIB reserves (an increase of $624 million in second quarter 2016 as compared to an increase of $63 million in the second quarter 2015) and a $32 million increase in GWBL and GMAB reserves (an increase of $16 million in the second quarter 2016 as compared to a decrease of $16 million in second quarter 2015); both periods reflecting changes in interest rates and equity markets. Other increase in policyholders benefits include a $76 million increase in other reserves and $18 million higher benefits paid.

The second quarter 2015 increase in GMIB and GMDB reserves includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $64 million increase in reserves resulting from the Company’s lapse assumption update.

In second quarter 2016, interest credited to policyholders’ account balances totaled $349 million; an increase of $81 million from the $268 million reported in second quarter 2015 primarily due to higher interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $114 million in second quarter 2016, a $29 million decrease from $143 million in second quarter 2015. The decrease is primarily a result of $35 million lower employee benefit costs and stock plan expenses partially offset by $6 million higher employee salaries.

In second quarter 2016, commission expense totaled $273 million, a decrease of $19 million compared to second quarter 2015, principally due to a decrease in indexed universal life product sales.

In second quarter 2016, interest expense totaled $3 million; a decrease of $1 million from $4 million in second quarter 2015. The decrease is due to the repayment at maturity of a $200 million callable 7.7% surplus note to third parties during fourth quarter 2015, partially offset by $2 million higher interest expense on repurchase agreement transactions.

DAC amortization was $72 million in second quarter 2016, an increase of $54 million from $18 million of DAC amortization in second quarter 2015. DAC amortization in the second quarter of 2016 included $27 million of favorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates to the mortality assumption on certain VISL products as a result of favorable mortality experience which decreased the amortization of DAC by $70 million and other one-time updates including balance true-ups, which decreased the amortization of DAC by $33 million partially offsetting these favorable changes was an update to the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC by $79 million. DAC amortization in the second quarter of 2015 included $129 million of favorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) including updates to the RTM and lapse assumptions, which decreased the amortization of DAC by $99 million and $22 million respectively. Other drivers offsetting the increase in DAC amortization primarily resulted from baseline amortization and DAC reactivity to realized capital gains (losses).

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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At June 30, 2016, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2015, current projections of future average gross market returns assume a 15.0% annualized return for the next four quarters, grading to a reversion to the mean of 7.0% in six quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2015 Form 10-K.
Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.
DAC capitalization totaled $146 million in second quarter 2016, a decrease of $11 million from the $157 million reported in second quarter 2015. The decrease was primarily due to a $9 million decrease in first year commissions and a $2 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $195 million in second quarter 2016, an increase of $40 million from the $155 million reported in second quarter 2015. The increase of $40 million is primarily related to $87 million higher amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona partially offset by a $47 million decrease in other general and administrative expenses.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues

In the first six months of 2016, the Insurance segment’s revenues increased $5.6 billion to $7.9 billion from $2.2 billion in the first six months of 2015. The increase was principally due to a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset and $1.4 billion of investment income from derivatives in the first six month of 2016 as compared to a $760 million decrease in the fair value of the GMIB reinsurance contract asset and $575 million of investment losses from derivative instruments in the first six month of 2015. The first six months of 2016 total revenues also included $163 million higher other investment income and $54 million higher investment gains partially offset by $38 million lower commissions fees and other income in the first six months of 2016 when compared to the first six months of 2015.

Universal life and investment-type product policy fee income increased $6 million to $1.8 billion in the first six months of 2016 from $1.8 billion in the first six months of 2015. The increase was principally due to a $35 million lower increase in the initial fee liability (a $8 million increase in the first six months of 2016 as compared to a $43 million increase in the first six months of 2015) partially offset by $29 million lower policy fee income earned on annuity and VISL products. The first six months of 2016 increase in initial fee liability included updates resulting from favorable mortality experience for certain VISL products, which increased the initial fee liability by $16 million. The first six months of 2015 increase in initial fee liability included updates to the RTM assumption for VISL products, which increased the initial fee liability by $32 million.

Premiums totaled $247 million in the first six months of 2016, $14 million lower than the $261 million in the first six months of 2015. This decrease primarily resulted from lower traditional life insurance sales.

Net investment income increased $2.1 billion to $2.5 billion in the first six months of 2016 from $441 million in the first six months of 2015. The increase resulted from an increase of $1.9 billion in investment income from derivative instruments and $163 million higher other investment income. The Insurance segment reported $1.9 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $575 million of investment losses from derivative instruments during the first six months of 2015. The first six months of 2016 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by improvement in equity markets during the first six months of 2016. The first six months of 2015 investment losses from derivative instruments were primarily driven by an increase in interest rates and relatively flat equity markets during the first six months of 2015. The increase in other investment income is primarily attributable $114 million higher realized and unrealized gains from trading account securities and a $66 million prepayment penalty charged to an affiliate for early prepayment of a loan partially offset by $15 million lower income from equity in limited partnerships and $10 million lower investment income from fixed maturities.

Investment gains (losses), net were a gain of $39 million in the first six months of 2016, as compared to a $15 million net loss in the first six months of 2015. The Insurance segment’s net gains in the first six months of 2016 were primarily due to $48 million gains on sales of fixed maturities and a $21 million gain on sale of artwork partially offset by $25 million of writedowns of fixed maturities. The Insurance segment’s net loss in the first six months of 2015 was primarily due to $18 million in writedowns of fixed maturities partially offset by $2 million of investment gains on sales of fixed maturities.

Commissions, fees and other income decreased $38 million to $473 million in the first six months of 2016 as compared to $511 million in the first six months of 2015. This decrease was primarily due to $30 million lower gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $328 million and $358 million in the first six months of 2016 and 2015, respectively.

In the first six months of 2016, there was a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset as compared to the $760 million decrease in its fair value in the first six months of 2015; both periods’ changes reflected existing capital market conditions. Included in the first six months of 2016 were the impacts from decreasing interest rates, which increased the fair value of the reinsurance contract asset by $2.8 billion, partially offsetting the increase were the impacts of improvements in equity markets in the first six months of 2016 and the December 2015 buyback program which completed in March 2016 which decreased the fair value of the GMIB reinsurance contract asset by $201 million and $53 million, respectively. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $189 million. Included in the first six months of 2015 were the impacts from increasing interest rates, the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB contracts and relatively flat equity markets which decreased the fair value of the reinsurance contract asset by $758 million, $263 million and $177 million, respectively. These decreases were partially offset by the impacts of lapse assumption updates which increased the fair value of the reinsurance contract asset by $216 million.
Benefits and Other Deductions

In the first six months of 2016, total benefits and other deductions increased $951 million to $4.1 billion from $3.2 billion in the first six months of 2015. The Insurance segment’s increase was principally due to a $884 million higher policyholders’ benefits, $38 million higher interest credited to policyholders’ account balances, an increase of $45 million amortization of DAC, $26 million higher other operating expense and a $5 million increase in other interest expense partially offset by a $26 million decrease in compensation and benefits expense and $25 million decrease in commissions expense.

Policyholders’ benefits increased $884 million to $2.4 billion in the first six months of 2016 from $1.5 billion in the first six months of 2015. The increase was primarily due to the $617 million higher increase in GMDB/GMIB reserves (an increase of $1.0 billion in the first six months of 2016 as compared to an increase of $409 million in the first six months of 2015) and a $53 million higher increase in GWBL and GMAB reserves (an increase of $41 million in the first six months of 2016 as compared to a decrease of $12 million in the first six months of 2015); both periods reflecting changes in interest rates and equity markets. The $617 million increase in GMDB/GMIB reserves in the first six months of 2016 includes a $56 million decrease in GMDB/GMIB reserves as a result of the December 2015 buyback. Other increase in policyholders benefits include $115 million other increase in reserves, $89 million higher benefits paid and $36 million additional loss recognition in Non-par Wind-up annuity reserves.

The first six months of 2015 increase in GMDB/GMIB reserves includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $64 million increase in reserves resulting from the Company’s lapse assumption update. The increase in GMDB/GMIB reserves was partially offset by the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in the first quarter of 2015 which decreased the GMIB and GWBL reserve by $55 million.

In the first six months of 2016, interest credited to policyholders’ account balances totaled $626 million, an increase of $38 million from the $588 million reported in the first six months of 2015 primarily due to higher interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $232 million in the first six months of 2016, a $26 million decrease from $258 million in the first six months of 2015. The decrease is primarily a result of $40 million decrease in employee benefit costs and stock plan expenses partially offset by $14 million higher employee salaries.

In the first six months of 2016, commission expense totaled $541 million, a decrease of $25 million compared to the first six months of 2015, principally due to a decrease in indexed universal life product sales.

In the first six months of 2016, interest expense totaled $6 million; a decrease of $3 million from $9 million in the first six months of 2015. The decrease is due to the repayment at maturity of a $200 million callable 7.7% surplus note to third parties during fourth quarter 2015, partially offset by $4 million higher interest expense on repurchase agreement transactions.

DAC amortization was $203 million in the first six months of 2016, an increase of $45 million from $158 million of DAC amortization in the first six months of 2015. DAC amortization in the first six months of 2016 included $2 million of unfavorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates to the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC by $79 million offset by updates to the mortality assumption on certain VISL products as a result of favorable mortality experience which decreased the amortization of DAC by $70 million and other one-time updates including balance true ups which decreased the amortization of DAC by $6 million. DAC amortization in the first six month of 2015 included $72 million of favorable changes in expected future margins on VISL products (partially offset in the initial fee liability) including updates to the RTM and lapse assumptions in the second quarter of 2015 which decreased the amortization of DAC by $92 million and $22 million respectively. Other drivers offsetting the increase in DAC amortization primarily resulted from baseline amortization and DAC reactivity to realized capital gains (losses).

DAC capitalization totaled $287 million in the first six months of 2016, a decrease of $14 million from the $301 million reported in the first six months of 2015. The decrease was primarily due to a $15 million decrease in first year commissions partially offset by a $1 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $367 million in the first six months of 2016, an increase of $26 million from the $341 million reported in the first six months of 2015. The increase of $26 million is primarily related to $37 million higher amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and a $21 million donation to the AXA Foundation from the proceeds received from the sale of artwork in the first six months of 2016 partially offset by a $30 million decrease in other general and administrative expenses.
Premiums and Deposits.

Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

The following table lists sales for major insurance product lines for the second quarter and first six months of 2016. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.
Premiums and Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Retail:
Annuities
First year	$890	$952	$1,802	$1,788
Renewal	597	535	1,178	1,035
	1,487	1,487	2,980	2,823
Life(1)
First year	33	40	64	73
Renewal	411	440	825	865
	444	480	889	938
Other(2)
Renewal	50	53	107	111
	50	53	107	111
Total retail	1,981	2,020	3,976	3,872
Wholesale:
Annuities
First year	1,137	1,077	2,174	1,999
Renewal	71	65	152	117
	1,208	1,142	2,326	2,116
Life(1)
First year	3	6	12	16
Renewal	178	140	346	299
	181	146	358	315
Total wholesale	1,389	1,288	2,684	2,431
Total Premiums and Deposits	$3,370	$3,308	$6,660	$6,303

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for second quarter 2016 were $3.4 billion, a $62 million increase from $3.3 billion in second quarter 2015 while total first year premiums and deposits decreased $12 million to $2.1 billion in second quarter 2016 from $2.1 billion in second quarter 2015. The annuity line’s first year premiums and deposits decreased $2 million to $2.0 billion principally due to the $62 million decrease in sales in the retail channel offset by a $60 million increase in sales from the wholesale channel. The decrease in first year annuity sales is primarily due to lower sales of Retirement Cornerstone® and Accumulator® products partially offset by higher sales of the Company’s SCS, Investment EdgeSM, EQUI-VEST® and other variable annuity products that do not offer enhanced guaranteed living benefits. First year premiums and deposits for the life insurance products decreased $10 million, primarily due to a decrease in sales of insurance products in both the retail and wholesale channels reflecting lower sales of Indexed universal life products.

Total premiums and deposits for insurance and annuity products for the first six months of 2016 were $6.7 billion, a $357 million increase from $6.3 billion in the first six months of 2015 while total first year premiums and deposits increased $176 million to $4.1 billion in the first six months of 2016 from $3.9 billion in the first six months of 2015. The annuity line’s first year premiums and deposits increased $189 million to $4.0 billion principally due to the $175 million increase in sales in the wholesale channel. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS, Investment EdgeSM, EQUI-VEST® and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone® and Accumulator® products. First year premiums and deposits for the life insurance products decreased $13 million, primarily due to a decrease in sales of Indexed universal life insurance products in both the retail and wholesale channels.
Surrenders and Withdrawals.
The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.
Surrenders and Withdrawals(1)

	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Annuities	$1,838	$1,840	$4,023	$3,664	6.9%	6.1%
Variable and interest-sensitive life	187	192	341	377	3.4%	3.7%
Traditional life	44	47	103	92	2.8%	2.5%
Total	$2,069	$2,079	$4,467	$4,133

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $10 million, from $2.1 billion in the second quarter 2015 to $2.1 billion in the second quarter 2016. There was a decrease of $5 million, $3 million and $2 million in VISL, traditional life and annuity products surrenders and withdrawals.

Surrenders and withdrawals increased $334 million, from $4.1 billion in the first six months of 2015 to $4.5 billion in the first six months of 2016. There was an increase of $359 million and $11 million in annuities and traditional life, respectively, and a decrease of $36 million in VISL products surrenders and withdrawals. The increase in individual annuities surrenders for the first six months of 2016 is due to the impact of $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the first quarter of 2016.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for the second quarter and first six months of 2016.
Investment Management - Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Revenues:
Investment advisory and services fees	$477	$516	$928	$1,010
Bernstein research services	116	122	242	248
Distribution revenues	97	112	190	221
Other revenues	20	26	48	51
Commissions, fees and other income	710	776	1,408	1,530
Net investment income (loss)	12	8	85	22
Investment gains (losses), net	2	6	—	1
Total revenues	724	790	1,493	1,553
Expenses:
Compensation and benefits	315	343	623	675
Distribution related payments	93	102	180	203
Amortization of deferred sales commissions	11	13	22	25
Interest expense	—	1	1	1
Rent expense	32	32	63	64
Amortization of other intangible assets, net	7	7	14	14
Other operating costs and expenses	128	132	283	264
Total expenses	586	630	1,186	1,246
Earnings (Loss) from Operations before Income Taxes	$138	$160	$307	$307
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues

Revenues totaled $724 million in second quarter 2016, a decrease of $66 million from $790 million in second quarter 2015. The decrease is primarily due to $39 million lower in Investment advisory and service fee income, $15 million lower Distribution revenues, $6 million lower Bernstein research revenues, and $6 million lower other revenues.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In second quarter 2016, Investment advisory and services fees totaled $477 million; $39 million lower from the $516 million in second quarter 2015. The decrease is principally due to lower base fees and performance-based fees of $26 million and $13 million, respectively. Retail investment advisory and services fees and Institutional investment advisory and services decreased $26 million and $14 million, respectively. Private Wealth Management investment advisory and services increased $1 million. The overall decrease is primarily due to lower average AUM during the second quarter 2016, as compared to the second quarter 2015.

Bernstein research services had revenues of $116 million in second quarter 2016; a $6 million decease when compared to second quarter 2015. The decrease was the result of lower market levels and trading activity.

Distribution revenues were $97 million in the second quarter 2016, a decrease of $15 million as compared to the $112 million revenue in second quarter 2015, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $4 million increase in net investment income (loss) to $12 million in second quarter 2016 as compared to $8 million in second quarter 2015 was principally due to $5 million higher income from an AB consolidated private equity fund, now considered a VIE, $5 million higher income from seed capital investments and $3 million higher dividend and interest income partially offset by $8 million lower investment income from derivative instruments.

Expenses

The Investment Management segment’s total expenses were $586 million in second quarter 2016, a decrease of $44 million from the $630 million in second quarter 2015 attributed to lower compensation and benefit expenses, lower distribution related payments and lower other operating expenses.

For second quarter 2016, employee compensation and benefits expenses for the Investment Management segment were $315 million, a decrease of $28 million as compared to $343 million in second quarter 2015. The decrease was primarily attributable to lower incentive compensation of $18 million, lower fringes and other costs of $4 million and lower commissions of $4 million.

The distribution related payments decreased $9 million to $93 million in second quarter 2016 from $102 million in the second quarter 2015 primarily as a result of lower distribution revenues.

The $4 million decrease in other operating costs and expenses to $128 million for second quarter 2016 as compared to $132 million in second quarter 2015 was primarily due to $4 million lower general and administrative expenses and the release of approximately $2 million of the real estate charge accrual due to changes in estimates of previously recorded real estate charges.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues

Revenues totaled $1.5 billion in the first six months of 2016, a decrease of $60 million from $1.6 billion in the first six months of 2015. The decrease is primarily due to an $82 million decrease in Investment advisory and services fees, $31 million lower Distribution revenues, a $6 million decrease in Bernstein research revenues and a $3 million decrease in other revenues partially offset by $63 million higher Net investment income.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In the first six months of 2016, Investment advisory and services fees totaled $928 million, a decrease of $82 million from the $1.0 billion in the first six months of 2015. The decrease includes a decrease in base fees and performance-based fees of $65 million and $17 million, respectively. Retail investment advisory and services fees, Institutional investment advisory and services, Private Wealth Management base and performance fees decreased $52 million, $26 million and $4 million, respectively primarily due to a decrease in average AUM during the first six months of 2016, as compared to the first six months of 2015.

Bernstein research revenues decreased $6 million to $242 million in the first six months of 2016 when compared to first six months of 2015. The decrease were the result of lower market levels and trading activity.

Distribution revenues were $190 million in the first six months of 2016, a decrease of $31 million as compared to the $221 million in the first six months of 2015, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $63 million increase in net investment income (loss) to $85 million in the first six months of 2016 as compared to $22 million in the first six months of 2015 was principally due to a $75 million increase of investment gains from the sale of an investment holding partially offset by a $6 million decrease in derivative instruments income and $5 million decease of unrealized gains in AB’s consolidated private equity fund ($2 million unrealized gains in the first six months of 2016 as compared to $7 million of unrealized gains in the first six months of 2015).

Expenses

The Investment Management segment’s total expenses were $1.2 billion in the first six months of 2016, a decrease of $60 million from the $1.2 billion in the first six months of 2015 attributed to lower compensation and benefits and lower distribution related expenses partially offset by $19 million higher Other operating charges.

For the first six months of 2016, employee compensation and benefits expenses for the Investment Management segment were $623 million, a decrease of $52 million as compared to $675 million in the first six months of 2015. The decrease was primarily attributable to lower incentive compensation of $53 million, lower commissions of $7 million, and lower fringes and other costs of $4 million partially offset by an increase in base compensation of $11 million, reflecting higher severance costs.

The distribution related payments decreased $23 million to $180 million in the first six months of 2016 from $203 million in the first six months of 2015 primarily as a result of lower distribution revenues.

The $19 million increase in other operating costs and expenses to $283 million for the first six months of 2016 as compared to $264 million in the first six months of 2015 was primarily due to a $25 million real estate charges recorded in the first six months of 2016.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

			At or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
FEES
Third party	$456	$497	$890	$974
General Account and other	12	12	23	22
AXA Financial Insurance Segment Separate Accounts	7	7	13	14
Total Fees	$475	$516	$926	$1,010
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)			$401,316	$396,661
General Account and other(2)			57,350	55,682
AXA Financial Insurance Segment Separate Accounts(3)			30,835	32,757
Total AB			489,501	485,100
Insurance Segment
General Account and other(4)			20,482	17,963
AXA Financial Insurance Segment Separate Accounts			78,593	81,330
Total Insurance Segment			99,075	99,293
Total by Account:
Third party			401,316	396,661
General Account and other			77,832	73,645
AXA Financial Insurance Segment Separate Accounts			109,428	114,087
Total Assets Under Management			$588,576	$584,393

(1)
Includes $44.4 billion and $40.4 billion of assets managed on behalf of AXA affiliates at June 30, 2016 and 2015, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial Insurance Segment.

(3)
Includes $1.7 billion and $1.8 billion of MONY America Separate Account assets and $29.1 billion and $31.0 billion of AXA Equitable Separate Accounts managed by AB at June 30, 2016 and 2015, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $12.0 billion and $11.0 billion at June 30, 2016 and 2015, respectively, as well as mortgages and equity real estate totaling $8.5 billion and $7.0 billion at June 30, 2016 and 2015, respectively.

Fees for assets under management decreased 8.3% for the first six months of 2016 from the comparable period of 2015, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at June 30, 2016 increased $4.2 billion to $588.6 billion. The $4.2 billion increase at June 30, 2016 as compared to June 30, 2015 resulted from market appreciation.
Changes in assets under management at AB for the three and six months ended June 30, 2016 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of April 1, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0
Long-term flows:
Sales/new accounts	3.1	0.2	12.0	2.4	0.1	0.6	18.4
Redemptions/terminations	(3.9)	—	(6.3)	(1.1)	(0.1)	(0.6)	(12.0)
Cash flow/unreinvested dividends	(0.7)	(0.2)	(2.4)	0.1	1.5	(1.2)	(2.9)
Net long-term (outflows) inflows	(1.5)	—	3.3	1.4	1.5	(1.2)	3.5
AUM adjustment (3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation (depreciation)	0.6	0.8	7.0	0.7	0.1	0.8	10.0
Net change	(0.9)	0.8	10.3	2.1	1.6	(3.4)	10.5
Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	6.9	0.3	20.5	4.5	0.1	1.5	33.8
Redemptions/terminations	(7.8)	(0.4)	(10.7)	(2.2)	(0.2)	(1.2)	(22.5)
Cash flow/unreinvested dividends	(0.7)	(0.7)	(3.8)	0.1	1.3	(1.8)	(5.6)
Net long-term (outflows) inflows	(1.6)	(0.8)	6.0	2.4	1.2	(1.5)	5.7
AUM adjustment (3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation (depreciation)	0.2	0.7	16.0	1.2	0.7	0.6	19.4
Net change	(1.4)	(0.1)	22.0	3.6	1.9	(3.9)	22.1
Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

(3)
During the second quarter of 2016, AB’s AUM decreased by $3.0 billion due to AB’s  shift from providing asset management services to consulting services for a client.  In addition, AB previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Average assets under management at AB by distribution channel and investment services were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(In billions)				(In billions)
Distribution Channel:
Institutions	$246.8	$249.9	$(3.1)	(1.2)%	$241.8	$246.0	$(4.2)	(1.6)%
Retail	159.0	164.5	(5.5)	(3.3)%	155.1	163.6	(8.5)	(7.0)%
Private Wealth Management	78.7	78.2	0.5	0.6%	77.5	77.4	0.1	(40.0)%
Total	$484.5	$492.6	$(8.1)	(1.6)%	$474.4	$487.0	$(12.6)	(3.2)%
Investment Service:
Equity Actively Managed	$110.0	$116.3	$(6.3)	(5.4)%	$108.2	$115.0	$(6.8)	(6.1)%
Equity Passively Managed(1)	46.2	51.0	(4.8)	(9.4)%	45.2	50.8	(5.6)	(12.3)%
Fixed Income Actively Managed – Taxable	222.9	223.3	(0.4)	(0.2)%	216.9	223.2	(6.3)	(5.5)%
Fixed Income Actively Managed – Tax-exempt	35.9	32.5	3.4	10.5%	35.1	32.4	2.7	6.2%
Fixed Income Passively Managed(1)	11.1	9.9	1.2	12.1%	10.7	10.0	0.7	1.5%
Other(2)	58.4	59.6	(1.2)	(2.0)%	58.3	55.6	2.7	15.1%
Total	$484.5	$492.6	$(8.1)	(1.6)%	$474.4	$487.0	$(12.6)	(3.2)%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
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
The General Account's portfolio and investment results support the insurance and annuity liabilities of the Insurance segment’s business operations. The following table reconciles the consolidated balance sheet asset amounts to GAIA.

Net General Account Investment Assets
June 30, 2016

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$37,056	$2,669	$34,387
Mortgage loans on real estate	8,455	70	8,385
Policy Loans	3,367	(98)	3,465
Other equity investments	1,447	154	1,293
Trading securities	7,843	322	7,521
Other invested assets	2,498	2,498	—
Total investments	60,666	5,615	55,051
Cash and cash equivalents	3,427	2,751	676
Short-term debt	(587)	(587)	—
Total	$63,506	$7,779	$55,727

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

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2016		2015
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	3.94%	$318	4.39%	$338
Ending assets		32,898		31,024
Below investment grade
Income	6.42%	26	7.19%	29
Ending assets		1,489		1,573
Mortgages:
Income (loss)	4.61%	92	5.82%	99
Ending assets		8,385		6,807
Other Equity Investments:
Income (loss)	7.30%	24	5.86%	22
Ending assets		1,293		1,411
Policy Loans:
Income	5.97%	52	6.07%	53
Ending assets		3,465		3,499
Cash and Short-term Investments:
Income		3	—%	(1)
Ending assets		676		6
Trading Securities:
Income	3.56%	63	—%	(1)
Ending assets		7,521		5,480
Total Invested Assets:
Income	4.14%	578	4.16%	539
Ending Assets		55,727		49,800
Short-term and long-term debt:
Interest expense and other		—	11.8%	(6)
Ending assets (liabilities)		—		(201)
Total:
Investment income	4.27%	578	4.27%	533
Less: investment fees	(0.10)%	(14)	(0.10)%	(13)
Investment Income, Net	4.17%	$564	4.17%	$520
Ending Net Assets		$55,727		$49,599

	Six Months Ended June 30,				Year Ended December 31, 2015
	2016		2015
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.02%	$638	4.25%	$649	$1,299
Ending assets		32,898		31,024	30,777
Below investment grade
Income	6.97%	54	7.14%	60	109
Ending assets		1,489		1,573	1,321
Mortgages:
Income (loss)	6.53%	254	5.31%	181	354
Ending assets		8,385		6,807	7,480
Other Equity Investments:
Income (loss)	2.77%	18	5.00%	39	66
Ending assets		1,293		1,411	1,341
Policy Loans:
Income	5.97%	104	6.02%	105	213
Ending assets		3,465		3,499	3,499
Cash and Short-term Investments:
Income		4	—%	(1)	(2)
Ending assets		676		6	711
Trading Securities:
Income	4.17%	142	1.35%	34	44
Ending assets		7,521		5,480	6,303
Total Invested Assets:
Income	4.46%	1,214	4.26%	1,067	2,083
Ending Assets		55,727		49,800	51,432
Short-term debt:
Interest expense and other		—	—%	(10)	(9)
Ending assets (liabilities)		—		(201)	—
Total:
Investment Income	4.55%	1,214	4.25%	1,057	2,074
Less: investment fees	(0.11)%	(28)	(0.10)%	(25)	(55)
Investment Income, Net	4.44%	$1,186	4.15%	$1,032	$2,019
Ending Net Assets		$55,727		$49,599	$51,432
Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At June 30, 2016, 77% of the fixed maturity portfolio was publicly traded. At June 30, 2016, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $489 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain, the Republic of Ireland and the United Kingdom.  The General Account had $2.1 billion or 6.1% of exposure to the oil and gas industry ($1.4 billion in the Energy sector, $590 million in the Utility sector and $104 million in other sectors) at June 30, 2016. Of the total oil and gas industry related securities the General Account held at June 30, 2016 an amortized cost of $182 million or 8.6% was below investment grade. See “Fixed Maturities by Industry” below.
The increase in the book yield for the quarter ended June 30, 2016 when compared to the comparable 2015 period was primarily due to loan prepayment income from an affiliate.

Fixed Maturities by Industry
The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At June 30, 2016:
Corporate Securities:
Finance	$4,899	$269	$1	$5,167
Manufacturing	5,842	464	5	6,301
Utilities	3,235	330	5	3,560
Services	2,978	221	6	3,193
Energy	1,432	89	21	1,500
Retail and wholesale	1,089	63	1	1,151
Transportation	828	77	2	903
Other	75	6	—	81
Total corporate securities	20,378	1,519	41	21,856
U.S. government and agency	11,833	1,475	25	13,283
Commercial mortgage-backed	489	25	94	420
Residential mortgage-backed(2)	552	35	—	587
Preferred stock	543	61	2	602
State & municipal	437	98	—	535
Foreign governments	363	42	9	396
Asset-backed securities	56	11	1	66
Total	$34,651	$3,266	$172	$37,745
At December 31, 2015
Corporate Securities:
Finance	$4,680	$188	$18	$4,850
Manufacturing	5,837	270	110	5,997
Utilities	3,235	200	44	3,391
Services	2,942	126	35	3,033
Energy	1,728	46	96	1,678
Retail and wholesale	1,069	38	10	1,097
Transportation	819	49	12	856
Other	74	2	1	75
Total corporate securities	20,384	919	326	20,977
U.S. government and agency	8,783	279	305	8,757
Commercial mortgage-backed	591	29	87	533
Residential mortgage-backed(2)	607	32	—	639
Preferred stock	592	57	2	647
State & municipal	437	68	1	504
Foreign governments	397	36	17	416
Asset-backed securities	68	10	1	77
Total	$31,859	$1,430	$739	$32,550

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.1 billion, or 3.1%, of the total fixed maturities at June 30, 2016 and $895 million, or 2.8%, of the total fixed maturities at December 31, 2015. Gross unrealized losses on public and private fixed maturities decreased from $739 million at December 31, 2015 to $172 million at June 30, 2016. Below investment grade fixed maturities represented 32.0% and 12.4% of the gross unrealized losses at June 30, 2016 and December 31, 2015, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in second quarter 2016 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.
Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)
At June 30, 2016:
1	Aaa, Aa, A	$19,378	$2,206	$42	$21,542
2	Baa	6,730	572	15	7,287
	Investment grade	26,108	2,778	57	28,829

3	Ba	324	6	2	328
4	B	176	—	3	173
5	C and lower	15	—	5	10
6	In or near default	2	—	—	2
	Below investment grade	517	6	10	513
Total Public Fixed Maturities		$26,625	$2,784	$67	$29,342

At December 31, 2015
1	Aaa, Aa, A	$16,263	$789	$360	$16,692
2	Baa	6,831	332	137	7,026
	Investment grade	23,094	1,121	497	23,718
3	Ba	354	4	29	329
4	B	101	—	7	94
5	C and lower	28	—	2	26
6	In or near default	3	—	—	3
	Below investment grade	486	4	38	452
Total Public Fixed Maturities		$23,580	$1,125	$535	$24,170

(1)	At June 30, 2016 and 2015, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At June 30, 2016:
1	Aaa, Aa, A	$3,938	$259	$50	$4,147
2	Baa	3,545	217	10	3,752
	Investment grade	7,483	476	60	7,899
3	Ba	366	3	16	353
4	B	72	—	1	71
5	C and lower	80	—	17	63
6	In or near default	25	3	11	17
	Below investment grade	543	6	45	504
Total Private Fixed Maturities		$8,026	$482	$105	$8,403

At December 31, 2015:
1	Aaa, Aa, A	$4,167	$180	$47	$4,300
2	Baa	3,703	120	103	3,720
	Investment grade	7,870	300	150	8,020
3	Ba	243	1	7	237
4	B	46	—	7	39
5	C and lower	76	—	17	59
6	In or near default	44	4	23	25
	Below investment grade	409	5	54	360
Total Private Fixed Maturities		$8,279	$305	$204	$8,380

(1)
Includes, as of June 30, 2016 and December 31, 2015, respectively, 32 securities with amortized cost of $396 million (fair value, $410 million) and 19 securities with amortized cost of $313 million (fair value, $307 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At June 30, 2016:
1	Aaa, Aa, A	$9,813	$782	$3	$10,592
2	Baa	9,653	725	21	10,357
	Investment grade	19,466	1,507	24	20,949

3	Ba	690	8	16	682
4	B	197	1	1	197
5	C and lower	24	—	—	24
6	In or near default	1	3	—	4
	Below investment grade	912	12	17	907
Total Corporate Fixed Maturities		$20,378	$1,519	$41	$21,856

At December 31, 2015:
1	Aaa, Aa, A	$9,800	$514	$54	$10,260
2	Baa	9,911	396	232	10,075
	Investment grade	19,711	910	286	20,335
3	Ba	568	6	36	538
4	B	75	—	3	72
5	C and lower	29	—	1	28
6	In or near default	1	3	—	4
	Below investment grade	673	9	40	642
Total Corporate Fixed Maturities		$20,384	$919	$326	$20,977

(1)
Includes, as of June 30, 2016 and December 31, 2015, respectively, 30 securities with amortized cost of $394 million (fair value, $408 million) and 18 securities with amortized cost of $312 million (fair value, $306 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At June 30, 2016, the amortized cost and fair value of asset backed securities held were $56 million and $66 million, respectively; at December 31, 2015, those amounts were $68 million and $77 million, respectively. At June 30, 2016, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $7 million and $6 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $10 million and $9 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities
June 30, 2016

	Moody’s Agency Rating					Total	Total at December 31, 2015
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$9	$11	$1	$8	$42	$71	$103
2005	1	2	—	24	127	154	217
2006	—	—	—	17	175	192	196
2007	—	—	—	—	72	72	75
Total CMBS	$10	$13	$1	$49	$416	$489	$591
At fair value:
2004 and Prior Years	$10	$11	$1	$8	$31	$61	$96
2005	1	2	—	25	125	153	212
2006	—	—	—	17	127	144	157
2007	—	—	—	—	62	62	68
Total CMBS	$11	$13	$1	$50	$345	$420	$533
Mortgages
Investment Mix
At June 30, 2016 and December 31, 2015, respectively, approximately 15.2% and 14.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated. A portion of the funds used to originate new mortgage loans in 2016 were received from the issuance of approximately $994 million of long term funding agreements to the FHLBNY.

	June 30, 2016	December 31, 2015
	(In Millions)
Commercial mortgage loans	$6,038	$5,230
Agricultural mortgage loans	2,424	2,330
Total Mortgage Loans	$8,462	$7,560

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$2,415	28.5%	$2,014	26.6%
Middle Atlantic	2,162	25.5	2,101	27.8
South Atlantic	1,061	12.5	879	11.6
West North Central	665	7.9	603	8.0
Mountain	615	7.3	567	7.5
East North Central	521	6.2	535	7.1
West South Central	397	4.7	413	5.5
New England	323	3.8	272	3.6
East South Central	303	3.6	176	2.3
Total Mortgage Loans	$8,462	100.0%	$7,560	100.0%
By Property Type:
Office buildings	$2,452	29.0%	$2,251	29.8%
Agricultural properties	2,424	28.6	2,330	30.8
Apartment complexes	2,146	25.4	1,622	21.5
Retail stores	489	5.8	471	6.2
Industrial buildings	469	5.5	377	5.0
Hospitality	358	4.2	400	5.3
Other	124	1.5	109	1.4
Total Mortgage Loans	$8,462	100.0%	$7,560	100.0%
At June 30, 2016, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 60% while the agricultural mortgage loans weighted average loan-to-value ratio was 46%.

The following table provides information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of June 30, 2016. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2016

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$891	$271	$345	$479	$296	$47	$2,329
50% - 70%	2,409	400	815	1,330	307	41	5,302
70% - 90%	144	61	279	136	88	46	754
90% plus	33	—	28	16	—	—	77
Total Commercial and Agricultural Mortgage Loans	$3,477	$732	$1,467	$1,961	$691	$134	$8,462

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2016.
Mortgage Loans by Year of Origination

	June 30, 2016
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2016	$1,618	19.1%
2015	1,375	16.3%
2014	1,334	15.8%
2013	1,684	19.9%
2012	1,035	12.2%
2011 and prior	1,416	16.7%
Total Mortgage Loans	$8,462	100.0%

At June 30, 2016 and December 31, 2015, respectively, $7 million and $32 million of mortgage loans were classified as problem loans while $61 million and $63 million were classified as potential problem loans and $16 million and $16 million were classified as restructured loans.

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
June 30, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	16	16
There were no default payments on the above loan during the first six months of 2016.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2016 and 2015.

	2016	2015
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$6	$37
Charge-offs	—	(1)
Recoveries	—	—
Provision	1	—
Ending Balance, June 30,	$7	$36
Ending Balance, June 30,:
Individually Evaluated for Impairment	$7	$36
Other Equity Investments
At June 30, 2016, private equity partnerships, hedge funds and real-estate related partnerships were 89.4% of total other equity investments. These interests, which represent 2.1% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments. The General Account had $0.1 million of exposure (less than 0.1% of other equity investments) to private equity partnerships denominated in British currency at June 30, 2016.
Other Equity Investments - Classifications

	June 30, 2016	December 31, 2015
	(In Millions)
Common stock	$141	$105
Joint ventures and limited partnerships:
Private equity	844	884
Hedge funds	244	254
Real estate related	102	106
Total Other Equity Investments	$1,331	$1,349

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
Derivative Instruments by Category

	At June 30, 2016			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,552	$—	$—	$(267)
Swaps	2,492	11	40	(32)
Options	8,879	1,302	798	134
Interest rate contracts:(1)
Floors	1,500	38	—	6
Swaps	16,953	1,053	27	1,576
Futures	7,316	—	—	(57)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,712	16	26	1
Other freestanding contracts:(1)
Foreign currency contracts	149	—	7	(6)
Net investment income (loss)				1,355
Embedded derivatives:
GMIB reinsurance contracts	—	13,311	—	2,741
GIB and GWBL and Other Features(2)	—	—	330	146
SCS, SIO MSO and IUL indexed features(3)	—	—	410	(131)
Total	$46,553	$15,731	$1,638	$4,111

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2015			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,929	$—	$—	$(198)
Swaps	1,213	7	20	(73)
Options	7,358	1,042	653	103
Interest rate contracts:(1)
Floors	1,800	61	—	11
Swaps	13,653	348	104	(376)
Futures	8,685	—		(165)
Swaptions	—	—		118
Credit contracts:(1)
Credit default swaps	2,412	14	37	5
Net investment income				(575)
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	(760)
GWBL and Other Features(2)	—	—	184	(19)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(125)
Total	$42,050	$12,042	$1,308	$(1,479)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Fixed maturities	$25	$(18)	$24	$(16)
Other equity investments	—	—	(2)	—
Other	—	1	(1)	1
Total	$25	$(17)	$21	$(15)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$69	$4	$112	$14
Other	—	—	—	—
Total gross realized investment gains	69	4	112	14
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(8)	(16)	(25)	(18)
Gross losses on sales and maturities	(36)	(6)	(63)	(12)
Total gross realized investment losses	(44)	(22)	(88)	(30)
Total	$25	$(18)	$24	$(16)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Fixed Maturities:
Public fixed maturities	$—	$(5)	$(17)	$(7)
Private fixed maturities	(8)	(11)	(8)	(11)
Total fixed maturities securities	(8)	(16)	(25)	(18)
Equity securities	—	—	—	—
Total	$(8)	$(16)	$(25)	$(18)
For the second quarters of 2016 and 2015, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion supplements that found in the 2015 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”
Overview
The Company conducts operations in two business segments: the Insurance and Investment Management segments. The liquidity and capital resource needs of each of these segments are managed independently.
Analysis of Consolidated Statement of Cash Flows
Cash and cash equivalents of $3.5 billion at June 30, 2016 increased $399 million from $3.1 billion at December 31, 2015.
Net cash used in operating activities was $346 million in the first six months of 2016, $318 million higher than the $28 million net cash used in operating activities in the first six months of 2015. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $3.3 billion in the first six months of 2016; $1.6 billion higher than the $1.6 billion net cash used in investing activities in the first six months of 2015. The increase was principally due to $851 million higher net purchase of investments and $739 million higher cash inflows from cash settlement related to derivatives, partially offset by a $383 million decrease in loans to affiliates and $56 million higher net purchases of short-term investments in the first six months of 2016 as compared to the first six months of 2015.
Cash flows provided by financing activities were $4.0 billion in the first six months of 2016; $2.5 billion higher than the $1.6 billion net cash provided by financing activities in the first six months of 2015. The impact of the net deposits to policyholders’ account balances was $3.9 billion and $1.8 billion in the first six months of 2016 and 2015, respectively. Change in collateralized pledged assets and liabilities increased $903 million in the first six months of 2016, compared to a decrease of $461 million in the first six months of 2015. During the first six months of 2016, the Company had net cash inflows of $2 million related to repurchase and reverse repurchase agreements compared to cash inflows of $1.0 billion in the first six months of 2015. Change in short term borrowings increased $4 million in the first six months of 2016 compared to a decrease of $34 million in the first six months of 2015, which primarily reflect AB’s commercial paper program activity. In the first six months of 2016 and 2015 AXA Equitable paid $500 million and $517 million shareholder cash dividends to AXA Financial respectively.
Insurance Segment

The Insurance segment’s liquidity management uses a centralized funds management process. This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity, including derivative transactions. Funds are managed through a banking system designed to reduce float and maximize funds availability. Information regarding liquidity needs and availability is used to produce forecasts of available funds and cash flow. Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.

In addition to gathering and analyzing information on funding needs, the Insurance segment has a centralized process for both investing short-term cash and borrowing funds to meet cash needs. In general, the short-term investment positions have a maturity profile of 1-7 days with considerable flexibility as to availability.

In managing the liquidity of the Insurance segment’s business, management also considers the risk of policyholder and contractholder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. Surrender charges and other contract provisions are used to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of the Insurance segment’s General Account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.
General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$3,271	15.6%	$2,819	14.1%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	29	0.1%	31	0.2%
At contract value, less surrender charge of 5% or more	1,312	6.2%	1,399	7.0%
Subtotal	1,341	6.3%	1,430	7.2%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,428	78.1%	15,793	78.7%
Total Annuity Reserves And Deposit Liabilities	$21,040	100.0%	$20,042	100.0%
Liquidity Requirements. The Insurance segment’s liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and funding agreements; the active management of various economic hedging programs; shareholder dividends; and operating expenses, including debt service. The Insurance segment’s liabilities include, among other things, the payment of benefits under life insurance, annuity and funding agreements as well as cash payments in connection with policy surrenders, withdrawals and loans.
The Insurance segment’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder.
Sources of Liquidity. The principal sources of the Insurance segment’s cash flows are premiums, deposits and charges on policies and contracts including funding agreements, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates, repurchase agreements and dividends and distributions from subsidiaries.

The Insurance segment’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet the Insurance segment’s liquidity needs. Other liquidity sources include AXA Equitable’s credit facility provided by the FHLBNY and dividends and distributions from its subsidiaries.
Off-Balance Sheet Transactions. At June 30, 2016 and December 31, 2015, the Insurance segment was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2015 Form 10-K.
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral.  AXA Equitable’s capacity with the FHLBNY is $4.0 billion. At June 30, 2016 and December 31, 2015, AXA Equitable had $1.5 billion and $500 million, respectfully, of outstanding funding agreements with the FHLBNY.  During the second quarter of 2016, AXA Equitable issued an additional $1.0 billion of funding agreements to the FHLBNY in order to increase investments in commercial mortgage loans. At June 30, 2016 and December 31, 2015, the total outstanding balance of repurchase agreements was $2.5 billion and $1.9 billion, respectively.  The Company utilized these funding and repurchase agreements for cash management, asset liability management and spread lending purposes.
Affiliated loans. In June 2009, AXA Equitable sold real estate property valued at $1.1 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. In November 2014, this loan was refinanced and a new $382 million, seven year term loan with an interest rate of 4.0% was issued. In January 2016, the property was sold and a portion of the proceeds were used to repay the $382 million term loan outstanding and a $65 million prepayment penalty.
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $600 million and $1.2 billion of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2016. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At June 30, 2016, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
AXA Equitable currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.5 billion at June 30, 2016) and/or letters of credit ($3.2 billion at June 30, 2016). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1.5 billion during 2016. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In the first six months of 2016 and 2015, respectively, AXA Equitable paid $500 million and $517 million of shareholder cash dividends to its parent AXA Equitable Financial Services , LLC.
For the second quarter and first six months of 2016 and 2015, respectively, AXA Equitable’s statutory net income (loss) totaled $321 million,$435 million, $238 million and $991 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.3 billion and $5.8 billion at June 30, 2016 and December 31, 2015, respectively.
For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2015 Form 10-K.
Investment Management Segment
The Investment Management segment’s primary sources of liquidity have been cash flows from AB’s operations, the issuance of commercial paper and proceeds from sales of investments. AB requires financial resources to fund distributions to its General Partner and Unitholders, capital expenditures, repayments of commercial paper and purchases of Holding Units to fund deferred compensation plans.
At June 30, 2016 and December 31, 2015, respectively, AB had $537 million and $584 million, outstanding under its commercial paper program.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB’s management expects to draw on the AB Credit Facility from time to time. As of June 30, 2016 and December 31, 2015, AB had no amounts outstanding under the AB Credit Facility.
On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.
As of June 30, 2016 and December 31, 2015, AB had no amounts outstanding under the AB Credit Facility. During the first six months of 2016 and 2015, AB did not draw upon the AB Credit Facility.
In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AB to borrow up to an aggregate of approximately $200 million while one line has no stated limit. As of June 30, 2016, SCB LLC had $50 million in bank loans outstanding at a weighted average interest rate of 1.0%. As of December 31, 2015, SCB LLC had no bank loans outstanding.
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

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ERISA: The DOL issued a final rule on April 6, 2016 that expands the range of activities that would be considered to be fiduciary investment advice under ERISA when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and IRA holders. Implementation of the rule will be phased in starting in April 2017, although certain aspects of the rule covering existing business will not become effective until January 2018. The potential impacts to our business, operations and customer interactions under the new rule are still being determined as we complete an assessment of the rule, but it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. While the exact nature and scope of the potential impacts to our business from the new rule are still being assessed, based upon the information currently available to us, management estimates that approximately 25% of total first year premiums and deposits in 2017 could be impacted, with an expected diminishing impact thereafter following mitigating actions. See “Business - Regulation - ERISA Considerations” in the 2015 Form 10-K.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be canceled until the policies expire.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

Lastly, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be canceled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

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

Date: August 10, 2016	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: August 10, 2016		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller