Form 10-Q
period 2016-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2016-11-10
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2016, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $33,400 and $31,201)	$36,480	$31,893
Mortgage loans on real estate (net of valuation allowances of $8 and $6)	8,769	7,171
Policy loans	3,371	3,393
Other equity investments	1,454	1,477
Trading securities, at fair value	8,702	6,805
Other invested assets	1,946	1,788
Total investments	60,722	52,527
Assets of consolidated variable interest entities:
Cash and cash equivalents	43	—
Investments	205	—
Other Assets	41	—
Total assets of consolidated variable interest entities	289	—
Cash and cash equivalents	3,658	3,028
Cash and securities segregated, at fair value	492	565
Broker-dealer related receivables	2,070	1,971
Securities purchased under agreements to resell	—	79
Deferred policy acquisition costs	4,516	4,469
Goodwill and other intangible assets, net	3,744	3,733
Amounts due from reinsurers	4,550	4,466
Loans to affiliates	704	1,087
Guaranteed minimum income benefit reinsurance contract asset, at fair value	13,113	10,570
Other assets	4,420	4,634
Separate Accounts’ assets	110,756	107,497
Total Assets	$209,034	$194,626
LIABILITIES
Policyholders’ account balances	$36,920	$33,033
Future policy benefits and other policyholders’ liabilities	26,191	24,531
Broker-dealer related payables	515	404
Securities sold under agreements to repurchase	2,145	1,890
Amounts due to reinsurers	105	131
Customers related payables	1,852	1,715
Short-term debt	387	584
Current and deferred income taxes	6,160	4,647
Liabilities of consolidated variable interest entities	55	—
Other liabilities	2,919	2,586
Separate Accounts’ liabilities	110,756	107,497
Total liabilities	188,005	177,018

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In Millions)
Commitments and contingent liabilities (Notes 10 and 13)
Redeemable Noncontrolling Interest	$146	$13
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,313	5,321
Retained earnings	10,954	8,958
Accumulated other comprehensive income (loss)	1,613	228
Total AXA Equitable’s equity	17,882	14,509
Noncontrolling interest	3,001	3,086
Total equity	20,883	17,595
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$209,034	$194,626

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$978	$937	$2,794	$2,747
Premiums	141	111	388	372
Net investment income (loss):
Investment income (loss) from derivative instruments	(248)	915	1,098	337
Other investment income (loss)	595	514	1,893	1,577
Total net investment income (loss)	347	1,429	2,991	1,914
Investment gains (losses), net:
Total other-than-temporary impairment losses	(10)	(14)	(35)	(32)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	(10)	(14)	(35)	(32)
Other investment gains (losses), net	6	10	70	14
Total investment gains (losses), net	(4)	(4)	35	(18)
Commissions, fees and other income	952	978	2,796	2,983
Increase (decrease) in the fair value of the reinsurance contract asset	(198)	2,263	2,543	1,503
Total revenues	2,216	5,714	11,547	9,501
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	611	1,251	3,037	2,793
Interest credited to policyholders’ account balances	511	(5)	1,137	583
Compensation and benefits	430	422	1,284	1,355
Commissions	271	275	812	841
Distribution related payments	96	97	276	300
Amortization of deferred sales commissions	10	12	32	37
Interest expense	4	6	11	16
Amortization of deferred policy acquisition costs	156	90	359	248
Capitalization of deferred policy acquisition costs	(152)	(155)	(439)	(456)
Rent expense	39	42	116	122
Amortization of other intangible assets	7	7	21	21
Other operating costs and expenses	263	333	901	925
Total benefits and other deductions	2,246	2,375	7,547	6,785
Earnings (loss) from continuing operations, before income taxes	(30)	3,339	4,000	2,716
Income tax (expense) benefit	52	(1,064)	(1,197)	(612)
Net earnings (loss)	22	2,275	2,803	2,104
Less: net (earnings) loss attributable to the noncontrolling interest	(98)	(90)	(307)	(291)
Net Earnings (Loss) Attributable to AXA Equitable	$(76)	$2,185	$2,496	$1,813

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$22	$2,275	$2,803	$2,104
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(1)	(11)	3	(19)
Change in unrealized gains (losses), net of reclassification adjustment	(22)	203	1,383	(478)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	19	—	58
Total other comprehensive income (loss), net of income taxes	(23)	211	1,386	(439)
Comprehensive income (loss)	(1)	2,486	4,189	1,665
Less: Comprehensive (income) loss attributable to noncontrolling interest	(99)	(85)	(308)	(281)
Comprehensive Income (Loss) Attributable to AXA Equitable	$(100)	$2,401	$3,881	$1,384

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2
Capital in excess of par value, beginning of year	5,321	5,957
Changes in capital in excess of par value	(8)	6
Capital in excess of par value, end of period	5,313	5,963
Retained earnings, beginning of year	8,958	8,809
Net earnings (loss)	2,496	1,813
Stockholder dividends	(500)	(517)
Retained earnings, end of period	10,954	10,105
Accumulated other comprehensive income (loss), beginning of year	228	351
Other comprehensive income (loss)	1,385	(429)
Accumulated other comprehensive income (loss), end of period	1,613	(78)
Total AXA Equitable’s equity, end of period	17,882	15,992
Noncontrolling interest, beginning of year	3,086	2,989
Repurchase of AB Holding units	(92)	(68)
Net earnings (loss) attributable to noncontrolling interest	299	291
Dividends paid to noncontrolling interest	(287)	(326)
Other comprehensive income (loss) attributable to noncontrolling interest	1	(10)
Other changes in noncontrolling interest	(6)	10
Noncontrolling interest, end of period	3,001	2,886
Total Equity, End of Period	$20,883	$18,878
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
Net earnings (loss)	$2,803	$2,104
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,137	583
Universal life and investment-type product policy fee income	(2,794)	(2,747)
(Increase) decrease in the fair value of the reinsurance contract asset	(2,543)	(1,503)
(Income) loss related to derivative instruments	(1,098)	(337)
Investment (gains) losses, net	(35)	18
Realized and unrealized (gains) losses on trading securities	(117)	40
Amortization of deferred compensation	7	8
Amortization of deferred sales commission	32	37
Other depreciation and amortization	(61)	(19)
Amortization of deferred cost of reinsurance asset	115	92
Amortization of other intangibles	21	21
Changes in:
Variable interest entities	(45)	—
Net broker-dealer and customer related receivables/payables	80	(111)
Reinsurance recoverable	(120)	(59)
Segregated cash and securities, net	73	94
Deferred policy acquisition costs	(80)	(208)
Future policy benefits	1,370	1,105
Current and deferred income taxes	704	546
Accounts payable and accrued expenses	208	344
Other, net	133	65
Net cash provided by (used in) operating activities	(210)	73

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(In Millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$5,038	$3,520
Mortgage loans on real estate	595	432
Trading account securities	4,664	9,314
Other	31	122
Payment for the purchase/origination of:
Fixed maturities, available for sale	(6,991)	(3,877)
Mortgage loans on real estate	(2,193)	(775)
Trading account securities	(6,543)	(10,501)
Other	(177)	(37)
Cash settlements related to derivative instruments	994	850
Decrease in loans to affiliates	383	—
Change in short-term investments	72	4
Investment in capitalized software, leasehold improvements and EDP equipment	(58)	(41)
Purchase of business, net of cash acquired	(21)	—
Other, net	118	160
Net cash provided by (used in) investing activities	(4,088)	(829)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$5,987	$3,442
Withdrawals	(306)	(651)
Change in short-term financings	(197)	(128)
Change in collateralized pledged assets	(64)	19
Change in collateralized pledged liabilities	202	(134)
(Decrease) increase in overdrafts payable	(75)	—
Shareholder dividend paid	(500)	(517)
Repurchase of AB Holding units	(129)	(100)
Redemptions of non-controlling interests of consolidated VIEs, net	(40)	—
Distribution to noncontrolling interests in consolidated subsidiaries	(287)	(326)
Increase (decrease) in Securities sold under agreement to repurchase	253	932
(Increase) decrease in securities purchased under agreement to resell	79	(224)
Other, net	6	12
Net cash provided by (used in) financing activities	4,929	2,325
Effect of exchange rate changes on cash and cash equivalents	7	(9)
Change in cash and cash equivalents	638	1,560
Cash and cash equivalents, beginning of year	3,063	2,716
Cash and Cash Equivalents, End of Period	$3,701	$4,276
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION
The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited Consolidated Financial Statements of AXA Equitable for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
At September 30, 2016 and December 31, 2015, AXA Equitable’s economic interest in AB was 29.2% and 28.6%. At September 30, 2016 and December 31, 2015, respectively, AXA and its subsidiaries’ economic interest in AB was 64.2% and 62.8%.
The terms “third quarter 2016” and “third quarter 2015” refer to the three months ended September 30, 2016 and 2015, respectively. The terms “first nine months of 2016” and “first nine months of 2015” refer to the nine months ended September 30, 2016 and 2015, respectively.
Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	SIGNIFICANT ACCOUNTING POLICIES AND OTHER CHANGES
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
In May 2015, the FASB issued new guidance related to disclosures for investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). Under the new guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy was intended to eliminate the diversity in practice with respect to the categorization of these investments. The only criterion for categorizing investments in the fair value hierarchy is now the observability of the inputs. The amendment was effective retrospectively for interim and annual periods beginning after December 15, 2015. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued new guidance, simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance was effective retrospectively for interim and annual periods beginning after December 15, 2015. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued new guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance was effective for interim and annual periods beginning after December 15, 2015. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements
In August 2016, the FASB issued new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied using a retrospective transition method. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In June 2016, the FASB issued new guidance related to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued new guidance simplifying the transition to the equity method of accounting. The amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investments had been held. The amendment is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendment is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued new guidance on improvements to employee share-based payment accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for interim and annual periods beginning after December 15, 2016. The provisions will be applied using various transition approaches (prospective, retrospective and modified retrospective). Management is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued revised guidance to lease accounting.  The revised guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases.  Lessor accounting will continue to be similar to the current model, but updated to align with certain changes to the lessee model.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The revised guidance is effective for interim and annual periods, beginning after December 15, 2018, with early adoption permitted.  Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
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
At September 30, 2016, the Insurance segment’s General Account held approximately $1,202 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a “variable interest” in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as “Other equity investments” and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $156,371 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,202 million at September 30, 2016. Except for approximately $608 million of unfunded commitments at September 30, 2016, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
As a result of adopting the new guidance, the Company identified for consolidation under the VIE model three investment funds sponsored by AB. In addition, the Company identified as a VIE an AB private equity fund previously consolidated at December 31, 2015 under the VOE model. The assets and liabilities of these consolidated VIEs are presented separately on the face of the Company’s consolidated balance sheet at September 30, 2016; ownership interests not held by the Company relating to these consolidated VIEs are presented either as redeemable or non-redeemable non-controlling interest, as appropriate.
During the nine months ended September 30, 2016, subsequent to the initial adoption of the VIEs guidance, AB consolidated two additional investment funds that were classified as VIEs in which AB obtained a controlling financial interest due to its investment in those funds and deconsolidated a VIE of which AB no longer was the primary beneficiary due to the redemption of its seed money from the fund. The table below illustrates the summary balance sheet amounts related to these VIEs at their consolidation dates.

		Nine Months Ended September 30, 2016
	January 1, 2016
	VIE Guidance Adoption	Additional VIEs Consolidated	VIEs De-consolidated
	(In Millions)
Cash and cash equivalents	$36	$22	$(13)
Investments	215	40	(126)
Other assets	14	23	(59)
Total assets	265	85	(198)
Liabilities	14	41	(60)
Redeemable non-controlling interest	251	44	(138)
Total liabilities and redeemable non-controlling interest	$265	$85	$(198)
As of September 30, 2016, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $43,000 million and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $12 million at September 30, 2016. The Company has no further commitments to or economic interest in these VIEs.
Assumption and Model Changes

In third quarter 2016, as part of a planned model conversion, the Company updated the model used to calculate the variable life policyholder benefit reserves. The update aligned the renewal premium modeling used in the variable life benefit reserve calculation with the premium funding assumption used in the DAC and the initial fee liability calculations. In addition, as part of the planned model conversion, the calculation of premium loads resulting from the dynamic premium funding assumption was updated in the model used to calculate the interest sensitive life policyholder benefit reserve.

The net impact of these model updates and assumption updates in the third quarter and first nine months of 2016, decreased policyholders’ benefits by $111 million, increased the amortization of DAC by $31 million and increased Universal life and investment-type product policy fee income by $5 million. In both the third quarter and first nine months of 2016, these model and assumption updates increased Earnings from continuing operations before income taxes and Net earnings by approximately $85 million and $55 million, respectively. Included in these balances are out-of-period adjustments (“OOPA's”) which decreased Earnings from continuing operations before income taxes by $30 million in both the third quarter and first nine months of 2016.

In second quarter 2016, the Company updated its mortality assumption for certain VISL products as a result of favorable mortality experience, which decreased the amortization of DAC and the initial fee liability by $70 million and $16 million respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption for certain VISL products to reflect lower expected investment yields which increased the amortization of DAC and the initial fee liability by $79 million and $4 million, respectively. In the first nine months of 2016, these assumption updates decreased Earnings from continuing operations before income taxes and Net earnings by approximately $21 million and $14 million, respectively.

In first quarter 2016, the Company raised cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007, which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established. This COI rate increase was larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result, management updated the assumption to reflect the actual COI rate increase, resulting in a $71 million and $46 million increase in Earnings from continuing operations before income taxes and Net earnings, respectively, for the first nine months of 2015.

In second quarter 2015, based upon management’s then current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and VISL reserves and amortization DAC from 9.0% to 7.0%. The impact of this assumption update in the first nine months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In the first nine months of 2015, this assumption update decreased Earnings from continuing operations before income taxes and Net earnings by approximately $685 million and $445 million, respectively.

In the second quarter of 2015, expectations of long-term lapse rates for certain Accumulator® products at certain durations and moneyness levels were lowered based on emerging experience.  This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset.  The impact of this assumption update in the third quarter and first nine months of 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million, an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million.  In the first nine months of 2015, this assumption update increased Earnings from continuing operations before income taxes and Net earnings by approximately $164 million and $107 million, respectively.

In the first quarter of 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first nine months of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first nine months of 2015, this assumption update decreased Earnings from continuing operations before income taxes and Net earnings by approximately $208 million and $135 million, respectively.

Out-of-Period Adjustments
In third quarter 2016, the Company recorded several out-of-period adjustments (“OOPA’s”) in its financial statements. These OOPA’s resulted in an increase of $7 million and a decrease of $4 million in total revenues and increased total benefits and other deductions by $49 million and $40 million in the third quarter and first nine months of 2016, respectively. These OOPAs primarily related to errors in the models used to calculate policyholders’ benefit reserves for certain variable and interest sensitive life (“VISL”) products.
Additionally, in third quarter 2016, the Company recorded an income tax expense as an OOPA, related to the settlement of inter-company balances between AB and its foreign subsidiaries, which created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended. As a result, the Company has been understating its income tax provision and income tax liability since 2010. As a result of the deemed dividend adjustment discussed above, the accumulated undistributed earnings permanently invested outside the U.S. will decrease significantly as of December 31, 2016. This OOPA resulted in an increase of $54 million and $47 million in income tax expense and increased Earnings attributable to noncontrolling interest by $32 million and $27 million in the third quarter and first nine months of 2016, respectively.
In the third quarter and first nine months of 2016, total OOPA’s including those discussed above, decreased Earnings from operations, before income tax by $42 million and $44 million, and Net earnings by $81 million and $76 million, respectively.
In third quarter 2015, the Company recorded an OOPA in its financial statements related to the model used to calculate affiliated ceded reserves and deferred cost of reinsurance for its VISL products. The Company also recorded an OOPA in related to the GMIB and GWBL reserves to reflect the actual impact of the lump sum payment option launched in first quarter 2015 to certain contract holders with GMIB and GWBL benefits at the time their accumulated account value (“AAV”) falls to zero. These OOPA’s increased total benefits and other deductions by $23 million and $55 million in the third quarter and first nine months of 2015, respectively.
In the third quarter and first nine months of 2015, the OOPA’s discussed above decreased Earnings from operations, before income tax by $23 million and $55 million and Net earnings by approximately $15 million and $36 million, respectively.
Management has evaluated the impact of all OOPA’s both individually and in the aggregate and concluded they are not material to any previously reported quarterly or annual financial statements, or to the periods in which they were corrected.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
September 30, 2016:
Fixed Maturity Securities:
Public corporate	$13,181	$1,089	$10	$14,260	$—
Private corporate	6,945	410	20	7,335	—
U.S. Treasury, government and agency	10,915	1,462	20	12,357	—
States and political subdivisions	432	93	1	524	—
Foreign governments	361	41	8	394	—
Commercial mortgage-backed	454	24	82	396	7
Residential mortgage-backed(1)	519	33	—	552	—
Asset-backed(2)	52	10	1	61	3
Redeemable preferred stock	541	60	—	601	—
Total Fixed Maturities	33,400	3,222	142	36,480	10
Equity securities	86	—	—	86	—
Total at September 30, 2016	$33,486	$3,222	$142	$36,566	$10
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$12,890	$688	$202	$13,376	$—
Private corporate	6,818	232	124	6,926	—
U.S. Treasury, government and agency	8,800	280	305	8,775	—
States and political subdivisions	437	68	1	504	—
Foreign governments	397	36	18	415	—
Commercial mortgage-backed	591	29	87	533	9
Residential mortgage-backed(1)	608	32	—	640	—
Asset-backed(2)	68	10	1	77	3
Redeemable preferred stock	592	57	2	647	—
Total Fixed Maturities	31,201	1,432	740	31,893	12
Equity securities	34	—	2	32	—
Total at December 31, 2015	$31,235	$1,432	$742	$31,925	$12

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at September 30, 2016 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2016

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,361	$1,378
Due in years two through five	7,668	8,201
Due in years six through ten	9,855	10,434
Due after ten years	12,950	14,857
Subtotal	31,834	34,870
Commercial mortgage-backed securities	454	396
Residential mortgage-backed securities	519	552
Asset-backed securities	52	61
Redeemable preferred stock	541	601
Total	$33,400	$36,480
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the third quarter and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Proceeds from sales	$1,080	$182	$2,866	$807
Gross gains on sales	$9	$14	$94	$21
Gross losses on sales	$(1)	$(2)	$(47)	$(7)
Total OTTI	$(10)	$(14)	$(35)	$(32)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in earnings (loss)	$(10)	$(14)	$(35)	$(32)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Balances, beginning of period	$(166)	$(238)	$(198)	$(254)
Previously recognized impairments on securities that matured, paid, prepaid or sold	8	35	65	69
Recognized impairments on securities impaired to fair value this period(1)	—	—	(17)	—
Impairments recognized this period on securities not previously impaired	(8)	(14)	(16)	(32)
Additional impairments this period on securities previously impaired	(2)	—	(2)	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at September 30,	$(168)	$(217)	$(168)	$(217)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$18	$16
All other	3,062	676
Equity securities	—	(2)
Net Unrealized Gains (Losses)	$3,080	$690

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, July 1, 2016	$15	$—	$—	$(6)	$9
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	—	—	—
Balance, September 30, 2016	$18	$—	$—	$(7)	$11
Balance, July 1, 2015	$7	$1	$(1)	$(3)	$4
Net investment gains (losses) arising during the period	1	—	—	—	1
Reclassification adjustment:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	(1)	—	(1)
Balance, September 30, 2015	$14	$—	$(2)	$(5)	$7

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	(5)	—	—	—	(5)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	7	—	—	—	7
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	4	—	4
Balance, September 30, 2016	$18	$—	$—	$(7)	$11
Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(4)	—	—	—	(4)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	8	—	—	—	8
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	(2)	—	(2)
Balance, September 30, 2015	$14	$—	$(2)	$(5)	$7

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, July 1, 2016	$3,079	$(139)	$(411)	$(886)	$1,643
Net investment gains (losses) arising during the period	(17)	—	—	—	(17)
Reclassification adjustment:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	24	—	—	24
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	1	—	1
Balance, September 30, 2016	$3,062	$(115)	$(410)	$(888)	$1,649
Balance, July 1, 2015	$1,093	$(102)	$(300)	$(243)	$448
Net investment gains (losses) arising during the period	198	—	—	—	198
Reclassification adjustment:
Included in Net earnings (loss)	(3)	—	—	—	(3)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	32	—	—	32
Deferred income taxes	—	—	—	(86)	(86)
Policyholders’ liabilities	—	—	24	—	24
Balance, September 30, 2015	$1,288	$(70)	$(276)	$(329)	$613

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$674	$(82)	$(213)	$(133)	$246
Net investment gains (losses) arising during the period	2,417	—	—	—	2,417
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(29)	—	—	—	(29)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(33)	—	—	(33)
Deferred income taxes	—	—	—	(755)	(755)
Policyholders’ liabilities	—	—	(197)	—	(197)
Balance, September 30, 2016	$3,062	$(115)	$(410)	$(888)	$1,649
Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	(953)	—	—	—	(953)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	10	—	—	—	10
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	52	—	—	52
Deferred income taxes	—	—	—	281	281
Policyholders’ liabilities	—	—	92	—	92
Balance, September 30, 2015	$1,288	$(70)	$(276)	$(329)	$613

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 423 issues at September 30, 2016 and the 810 issues at December 31, 2015 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
September 30, 2016:
Fixed Maturity Securities:
Public corporate	$401	$2	$170	$8	$571	$10
Private corporate	302	1	270	19	572	20
U.S. Treasury, government and agency	907	20	—	—	907	20
States and political subdivisions	—	—	19	1	19	1
Foreign governments	2	—	51	8	53	8
Commercial mortgage-backed	65	8	207	74	272	82
Residential mortgage-backed	96	—	5	—	101	—
Asset-backed	—	—	8	1	8	1
Redeemable preferred stock	—	—	13	—	13	—
Total	$1,773	$31	$743	$111	$2,516	$142
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$3,091	$129	$359	$73	$3,450	$202
Private corporate	1,926	102	184	22	2,110	124
U.S. Treasury, government and agency	3,538	305	—	—	3,538	305
States and political subdivisions	19	1	—	—	19	1
Foreign governments	73	7	39	11	112	18
Commercial mortgage-backed	67	2	261	85	328	87
Residential mortgage-backed	11	—	29	—	40	—
Asset-backed	11	—	17	1	28	1
Redeemable preferred stock	43	—	40	2	83	2
Total	$8,779	$546	$929	$194	$9,708	$740
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2016 and December 31, 2015 were $166 million and $157 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2016 and December 31, 2015, respectively, approximately $1,628 million and $1,310 million, or 4.9% and 4.2%, of the $33,400 million and $31,201 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $45 million and $97 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, respectively, the $111 million and $194 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed and corporates securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either September 30, 2016 or 2015. At

September 30, 2016 and December 31, 2015, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At September 30, 2016, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $6 million.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At September 30, 2016 and December 31, 2015, respectively, the Company owned $6 million and $7 million in RMBS backed by subprime residential mortgage loans and $6 million and $6 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.
For the third quarter and first nine months of 2016 and 2015, investment income is shown net of investment expenses of $16 million, $47 million, $15 million, and $41 million, respectively.
At September 30, 2016 and December 31, 2015, respectively, the amortized cost of the Company’s trading account securities was $8,611 million and $6,866 million with respective fair values of $8,702 million and $6,805 million. Also at September 30, 2016 and December 31, 2015, respectively, Other equity investments included the General Account’s investment in Separate Accounts, which had carrying values of $65 million and $82 million and costs of $49 million and $72 million, as well as other equity securities with carrying values of $86 million and $32 million and costs of $86 million and $34 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the third quarter and first nine months of 2016 and 2015:

Net investment income (loss) from trading securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$7	$(56)	$126	$(49)
Net investment gains (losses) recognized on securities sold during the period	1	2	(9)	9
Unrealized and realized gains (losses) on trading securities arising during the period	8	(54)	117	(40)
Interest and dividend income from trading securities	34	25	82	53
Net investment income (loss) from trading securities	$42	$(29)	$199	$13
Mortgage Loans
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2016 and December 31, 2015, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $35 million and $72 million, respectively.
Troubled Debt Restructurings
The TDR mortgage loan shown in the table below has been modified four times since 2011. The modifications were to extend the maturity from its original maturity of November 5, 2014 to December 5, 2016 and to extend interest only payments through maturity. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of the majority of the underlying collateral and $32 million from a charge-off. The remaining $15 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow, supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications
September 30, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	15	15
There were no default payments on the above loan during the first nine months of 2016.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for commercial mortgage loans for the first nine months of 2016 and 2015 was as follows:

	2016	2015
Allowance for credit losses:	(In Millions)
Beginning balance, January 1,	$6	$37
Charge-offs	—	(1)
Recoveries	(2)	—
Provision	4	2
Ending balance, September 30,	$8	$38

September 30, Individually Evaluated for Impairment	$8	$38
There were no allowances for credit losses for agricultural mortgage loans for the first nine months of 2016 and 2015.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at September 30, 2016 and December 31, 2015, before adjustments for valuation allowance. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
September 30, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$645	$151	$46	$57	$—	$—	$899
50% - 70%	2,644	508	624	818	76	—	4,670
70% - 90%	251	64	132	142	28	46	663
90% plus	33	—	27	15	—	—	75
Total Commercial Mortgage Loans	$3,573	$723	$829	$1,032	$104	$46	$6,307
Agricultural Mortgage Loans(1)
0% - 50%	$254	$137	$298	$438	$275	$49	$1,451
50% - 70%	130	63	197	347	223	50	1,010
70% - 90%	3	—	2	4	—	—	9
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$387	$200	$497	$789	$498	$99	$2,470
Total Mortgage Loans(1)
0% - 50%	$899	$288	$344	$495	$275	$49	$2,350
50% - 70%	2,774	571	821	1,165	299	50	5,680
70% - 90%	254	64	134	146	28	46	672
90% plus	33	—	27	15	—	—	75
Total Mortgage Loans	$3,960	$923	$1,326	$1,821	$602	$145	$8,777

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2015

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$533	$—	$102	$12	$24	$—	$671
50% - 70%	1,392	353	741	853	77	—	3,416
70% - 90%	141	—	206	134	124	46	651
90% plus	63	—	—	46	—	—	109
Total Commercial Mortgage Loans	$2,129	$353	$1,049	$1,045	$225	$46	$4,847
Agricultural Mortgage Loans(1)
0% - 50%	$204	$116	$277	$432	$256	$51	$1,336
50% - 70%	146	80	192	298	225	47	988
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$350	$196	$471	$734	$481	$98	$2,330
Total Mortgage Loans(1)
0% - 50%	$737	$116	$379	$444	$280	$51	$2,007
50% - 70%	1,538	433	933	1,151	302	47	4,404
70% - 90%	141	—	208	138	124	46	657
90% plus	63	—	—	46	—	—	109
Total Mortgage Loans	$2,479	$549	$1,520	$1,779	$706	$144	$7,177

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2016 and December 31, 2015, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)
September 30, 2016
Commercial	$—	$—	$—	$—	$6,307	$6,307	$—
Agricultural	5	12	19	36	2,434	2,470	19
Total Mortgage Loans	$5	$12	$19	$36	$8,741	$8,777	$19
December 31, 2015
Commercial	$—	$—	$30	$30	$4,817	$4,847	$—
Agricultural	12	7	4	23	2,307	2,330	4
Total Mortgage Loans	$12	$7	$34	$53	$7,124	$7,177	$4

The following table provides information regarding impaired mortgage loans at September 30, 2016 and December 31, 2015, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
September 30, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$23	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$23	$—
With related allowance recorded:
Commercial mortgage loans - other	$28	$28	$(8)	$53	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$28	$28	$(8)	$53	$2
December 31, 2015:
With no related allowance recorded:
Commercial mortgage loans - other	$46	$46	$—	$15	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$46	$46	$—	$15	$—
With related allowance recorded:
Commercial mortgage loans - other	$63	$63	$(6)	$137	$4
Agricultural mortgage loans	—	—	—	—	—
Total	$63	$63	$(6)	$137	$4

(1)	Represents a four-quarter average of recorded amortized cost.
Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps, equity options as well as bond and repo transactions to support the hedging, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.
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
Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts and interest-rate risk arising from commercial mortgage loans
Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts.
The Company originates non-recourse commercial real estate mortgage loans, the terms of which may result in short term economic interest rate risk between loan commitment and funding. The company uses forward interest-rate swaps to protect against interest rate fluctuations during this period, which are disposed at loan funding. Realized gains and losses from the disposition are amortized over the life of the loan.
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

Periodically, the Company enters into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned from the Company’s Separate Account products.

Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
Periodically, the Company purchases TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty, in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.
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
During third quarter 2016, the Company implemented a program to mitigate duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements.  As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale.  In third quarter 2016, the Company derecognized approximately $951 million U.S. Treasury securities for which the Company received proceeds of approximately $951 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost.  Reported in Other invested assets in the Company's balance sheet at September 30, 2016 is approximately $(23) million, representing the fair value of these total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At September 30, 2016			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,948	$1	$1	$(581)
Swaps	3,357	5	108	(193)
Options	10,124	1,657	915	435
Interest rate contracts:(1)
Floors	1,500	23	—	4
Swaps	18,914	452	272	1,460
Futures	7,405	—	—	(23)
Credit contracts:(1)
Credit default swaps	2,758	19	19	9
Other freestanding contracts:(1)
Cross currency swaps	487	4	15	(13)
Net investment income (loss)				1,098
Embedded derivatives:
GMIB reinsurance contracts	—	13,113	—	2,543
GIB and GWBL and Other Features(2)	—	—	301	(117)
SCS, SIO, MSO and IUL indexed features(3)	—	—	649	(441)
Total	$50,493	$15,274	$2,280	$3,083

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2015			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,089	$2	$3	$303
Swaps	1,359	8	21	54
Options	7,358	1,042	652	(167)
Interest rate contracts:(1)
Floors	1,800	61	—	17
Swaps	13,718	351	108	157
Futures	8,685	—	—	(152)
Swaptions	—	—	—	118
Credit contracts:(1)
Credit default swaps	2,442	16	38	(1)
Other freestanding contracts:(1)
Foreign currency contracts	263	5	4	8
Net investment income (loss)				337
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	1,503
GIB and GWBL and Other Features(2)	—	—	184	(97)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	137
Total	$42,714	$12,055	$1,320	$1,880

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at September 30, 2016 are exchange-traded and net settled daily in cash. At September 30, 2016, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $240 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $31 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $20 million.
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
At September 30, 2016 and December 31, 2015, respectively, the Company held $938 million and $655 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at September 30, 2016 and December 31, 2015, respectively, were $67 million and $5 million, for which the Company posted collateral of $53 million and $5 million at September 30, 2016 and December 31, 2015, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At September 30, 2016 and December 31, 2015, the balance outstanding under reverse repurchase transactions was $0 million and $79 million, respectively. At September 30, 2016 and December 31, 2015, the balance outstanding under securities repurchase transactions was $2,145 million and $1,890 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 13.

The following table presents information about the Insurance Segment’s offsetting financial assets and liabilities and derivative instruments at September 30, 2016.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At September 30, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$1,661	$1,022	$639
Interest rate contracts	467	270	197
Credit contracts	18	19	(1)
Currency	1	11	(10)
Total Derivatives, subject to an ISDA Master Agreement	2,147	1,322	825
Total Derivatives, not subject to an ISDA Master Agreement	8	—	8
Total Derivatives(2)	2,155	1,322	833
Other financial instruments(4)	1,242	—	1,242
Other invested assets	$3,397	$1,322	$2,075
Securities purchased under agreement to resell	$—	$—	$—
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$1,022	$1,022	$—
Interest rate contracts	270	270	—
Credit contracts	19	19	—
Currency	11	11	—
Total Derivatives, subject to an ISDA Master Agreement	1,322	1,322	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	1,322	1,322	—
Other financial liabilities	2,919	—	2,919
Other liabilities	$4,241	$1,322	$2,919
Securities sold under agreement to repurchase(5)	$2,142	$—	$2,142

(1)
Excludes Investment Management segment’s $11 million net derivative assets (including derivative assets of consolidated VIEs), $4 million long exchange traded options and $43 million of securities borrowed.

(2)
Includes $129 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets. Excludes Investment Management segment’s $11 million net derivative liabilities (including derivative liabilities of consolidated VIEs), $4 million short exchange traded options and $5 million of securities loaned.

(3)	Includes margin of $(41) million related to derivative instruments.

(4)	Excludes expense accrual of $3 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2016.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At September 30, 2016

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$64	$—	$(63)	$1
Counterparty B	(43)	—	43	—
Counterparty C	44	—	(44)	—
Counterparty D	239	—	(239)	—
Counterparty E	19	—	(19)	—
Counterparty F	40	—	(40)	—
Counterparty G	213	—	(213)	—
Counterparty H	56	(51)	—	5
Counterparty I	(8)	—	8	—
Counterparty J	77	—	(77)	—
Counterparty K	67	—	(67)	—
Counterparty L	2	—	(2)	—
Counterparty M	12	—	(12)	—
Counterparty N	8	—	—	8
Counterparty Q	6	—	(6)	—
Counterparty T	(1)	—	1	—
Counterparty U	(16)	—	16	—
Counterparty V	54	—	(51)	$3
Total derivatives(2)	$833	$(51)	$(765)	$17
Other financial instruments(4)	1,242	—	—	1,242
Other invested assets	$2,075	$(51)	$(765)	$1,259
Securities purchased under agreement to resell	$—	$—	$—	$—
LIABILITIES:(3)
Counterparty D	$834	$(802)	$(20)	$12
Counterparty M	518	(508)	(5)	5
Counterparty H	236	(227)	(6)	3
Counterparty W	554	(529)	(16)	9
Securities sold under agreement to repurchase (5)	$2,142	$(2,066)	$(47)	$29

(1)
Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets (including those related to derivative assets of consolidated VIEs) and $43 million related to securities borrowed.

(2)	Includes $129 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)
Excludes Investment Management segment’s cash collateral pledged of $8 million related to derivative liabilities (including those related to derivative liabilities of consolidated VIEs) and $5 million related to securities loaned.

(4)	Includes margin of $(41) million related to derivative instruments.

(5)	Excludes expense accrual of $3 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at September 30, 2016.
Repurchase Agreement Accounted for as Secured Borrowings(1)

	At September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase(2)
U.S. Treasury and agency securities	$—	$2,142	$—	$—	$2,142
Total	$—	$2,142	$—	$—	$2,142
Securities purchased under agreement to resell
Corporate securities	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

(1)	Excludes Investment Management segment’s $43 million of securities borrowed and $5 million of securities loaned.

(2)	Excludes expense accrual of $3 million in securities sold under agreement to repurchase.

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
Summarized financial information for the Closed Block follows:

	September 30, 2016	December 31, 2015
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,206	$7,363
Policyholder dividend obligation	216	81
Other liabilities	45	100
Total Closed Block liabilities	7,467	7,544
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,950 and $4,426)	4,237	4,599
Mortgage loans on real estate	1,594	1,575
Policy loans	850	881
Cash and other invested assets	444	49
Other assets	172	258
Total assets designated to the Closed Block	7,297	7,362
Excess of Closed Block liabilities over assets designated to the Closed Block	170	182
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(29) and $(36) and policyholder dividend obligation of $(216) and $(81)	53	67
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$223	$249

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
REVENUES:
Premiums and other income	$55	$59	$177	$194
Net investment income (loss)	96	88	270	279
Net investment gains (losses)	—	5	1	4
Total revenues	151	152	448	477
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	131	154	404	450
Other operating costs and expenses	1	1	3	2
Total benefits and other deductions	132	155	407	452
Net revenues (loss) before income taxes	19	(3)	41	25
Income tax (expense) benefit	(7)	1	(15)	(9)
Net Revenues (Losses)	$12	$(2)	$26	$16
Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2016	2015
	(In Millions)
Balances, beginning of year	$81	$201
Unrealized investment gains (losses), net of DAC	135	(73)
Balances, End of Period	$216	$128

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the Balance Sheet in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2016	$2,986	$5,297	$8,283
Paid guarantee benefits	(280)	(249)	(529)
Other changes in reserve	491	1,170	1,661
Balance at September 30, 2016	$3,197	$6,218	$9,415
Balance at January 1, 2015	$1,729	$5,644	$7,373
Paid guarantee benefits	(229)	(45)	(274)
Other changes in reserve	413	784	1,197
Balance at September 30, 2015	$1,913	$6,383	$8,296
Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2016	2015
	(In Millions)
Balance, beginning of year	$1,430	$832
Paid guarantee benefits	(137)	(108)
Other changes in reserve	253	193
Balance, End of Period	$1,546	$917
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2016 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,552	$124	$74	$233	$13,983
Separate Accounts	$40,144	$8,857	$3,420	$33,935	$86,356
Net amount at risk, gross	$252	$190	$2,318	$16,366	$19,126
Net amount at risk, net of amounts reinsured	$252	$133	$1,576	$7,021	$8,982
Average attained age of contractholders	51.3	65.7	72.2	66.9	55.2
Percentage of contractholders over age 70	9.2%	36.6%	59.7%	40.0%	17.1%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$35	$335	$370
Separate Accounts	N/A	N/A	$17,592	$39,968	$57,560
Net amount at risk, gross	N/A	N/A	$1,322	$8,850	$10,172
Net amount at risk, net of amounts reinsured	N/A	N/A	$406	$2,289	$2,695
Weighted average years remaining until annuitization	N/A	N/A	1.6	1.4	1.4
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At September 30, 2016, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.9% and 49.1%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 17.9% and 55.6%, respectively, of its current liability exposure resulting from the GMIB feature.
The liability for SCS, SIO, MSO, IUL, GIB and GWBL and Other Features, not included above, was $950 million and $494 million at September 30, 2016 and December 31, 2015, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

•
Variable Annuity In-force management. The Company continues to proactively manage its variable annuity in-force business. Beginning in 2012, the Company initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts. Most recently in December 2015, the Company initiated a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider.  The Company believes that the buyback programs are mutually beneficial to both the Company and contractholders who no longer need or want the GMDB or GMIB rider.  To reflect the actual payments and reinsurance credit received from the December 2015 buyback that completed in March 2016 the Company recognized a $4 million increase to Net earnings in the first nine months of 2016. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2016	December 31, 2015
	(In Millions)
GMDB:
Equity	$68,655	$66,230
Fixed income	2,630	2,686
Balanced	14,718	15,350
Other	353	374
Total	$86,356	$84,640
GMIB:
Equity	$45,339	$43,874
Fixed income	1,772	1,819
Balanced	10,296	10,696
Other	153	170
Total	$57,560	$56,559
C) Hedging Programs for GMDB and GMIB Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At September 30, 2016, the total account value and net amount at risk of the hedged variable annuity contracts were $51,698 million and $7,862 million, respectively, with the GMDB feature and $38,172 million and $3,808 million, respectively, with the GMIB and GIB feature.
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

The following table summarizes the no lapse guarantee liabilities reflected in the Balance Sheet in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2016	$1,084	$(539)	$545
Other changes in reserves	36	(66)	(30)
Balance at September 30, 2016	$1,120	$(605)	$515
Balance at January 1, 2015	$964	$(555)	$409
Other changes in reserves	116	38	154
Balance at September 30, 2015	$1,080	$(517)	$563

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill equity real estate held for production of income, and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2016 and December 31, 2015, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2016

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$14,204	$56	$14,260
Private Corporate	—	6,652	683	7,335
U.S. Treasury, government and agency	—	12,357	—	12,357
States and political subdivisions	—	480	44	524
Foreign governments	—	394	—	394
Commercial mortgage-backed	—	22	374	396
Residential mortgage-backed(1)	—	552	—	552
Asset-backed(2)	—	36	25	61
Redeemable preferred stock	238	363	—	601
Subtotal	238	35,060	1,182	36,480
Other equity investments	75	—	6	81
Assets of consolidated VIEs:
Investments	29	173	3	205
Other asset - derivatives	—	4	—	4
Trading securities	499	8,203	—	8,702
Other invested assets:
Short-term investments	—	297	—	297
Swaps	—	77	—	77
Credit Default Swaps	—	—	—	—
Futures	—	—	—	—
Options	—	742	—	742
Floors	—	23	—	23
Currency Contracts	—	(11)	—	(11)
Subtotal	—	1,128	—	1,128
Cash equivalents	2,696	—	—	2,696
Segregated securities	—	492	—	492
GMIB reinsurance contract asset	—	—	13,113	13,113
Separate Accounts’ assets	107,335	2,296	315	109,946
Total Assets	$110,872	$47,356	$14,619	$172,847
Liabilities
GWBL and Other Features’ liability	$—	$—	$301	$301
SCS, SIO, MSO and IUL indexed features’ liability	—	649	—	649
Liabilities of consolidated VIEs - Derivatives	—	4	—	4
Contingent payment arrangements	—	—	18	18
Total Liabilities	$—	$653	$319	$972

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2015

	Level 1	Level 2	Level 3	Total
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
At September 30, 2016 and December 31, 2015, respectively, the fair value of public fixed maturities is approximately $28,510 million and $24,216 million or approximately 17.9% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At September 30, 2016 and December 31, 2015, respectively, the fair value of private fixed maturities is approximately $7,970 million and $7,677 million or approximately 5.0% and 5.1% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at September 30, 2016 and December 31, 2015, respectively, the net fair value of freestanding derivative positions is approximately $833 million and $659 million or approximately 73.7% and 64.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At September 30, 2016 and December 31, 2015, respectively, investments classified as Level 1 comprise approximately 69.6% and 71.8% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At September 30, 2016 and December 31, 2015, respectively, investments classified as Level 2 comprise approximately 29.4% and 27.3% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2016 and December 31, 2015, respectively, approximately $579 million and $673 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
At September 30, 2016 and December 31, 2015, respectively, investments classified as Level 3 comprise approximately 0.9% and 0.9% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2016 and December 31, 2015, respectively, were approximately $143 million and $119 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $399 million and $543 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2016 and December 31, 2015, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $204 million and $123 million at September 30, 2016 and December 31, 2015, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at September 30, 2016. Equity and fixed income volatilities were modeled to reflect the current market volatility.

The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
In the first nine months of 2016, AFS fixed maturities with fair values of $50 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $29 million were transferred from Level 2 into the Level 3 classification. During the third quarter of 2016, one of AB’s private securities went public and, due to a trading restriction period, $24 million was transferred from a Level 3 to a Level 2 classification. These transfers in the aggregate represent approximately 0.5% of total equity at September 30, 2016.
In the first nine months of 2015, AFS fixed maturities with fair values of $112 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $31 million were transferred from Level 2 in to the Level 3 classification. These transfers in the aggregate represent approximately 0.8% of total equity at September 30, 2015.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2016 and 2015, respectively:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, July 1, 2016	$495	$45	$—	$402	$—	$26
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	1	—	—	(12)	—	—
Subtotal	1	—	—	(11)	—	—
Other comprehensive income (loss)	(2)	—	—	10	—	(1)
Purchases	256	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(21)	(1)	—	(21)	—	—
Transfers into Level 3(1)	11	—	—	—	—	—
Transfers out of Level 3(1)	(1)	—	—	(6)	—	—
Balance, September 30, 2016	$739	$44	$—	$374	$—	$25
Balance, July 1, 2015	$373	$46	$—	$627	$1	$48
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	—	—	—	(7)	—	—
Subtotal	—	—	—	(6)	—	—
Other comprehensive income (loss)	(2)	—	—	12	—	(3)
Purchases	96	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	2	(1)	—	(63)	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(25)	—	—	(30)	—	—
Balance, September 30, 2015	$444	$45	$—	$540	$1	$45

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2016	$420	$45	$1	$503	$—	$40
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	(1)	—	—	1	—	—
Investment gains (losses), net	1	—	—	(36)	—	—
Subtotal	—	—	—	(35)	—	—
Other comprehensive income (loss)	8	—	—	(1)	—	1
Purchases	399	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(89)	(1)	—	(81)	—	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	29	—	—	—	—	—
Transfers out of Level 3(1)	(28)	—	(1)	(12)	—	(9)
Balance, September 30, 2016	$739	$44	$—	$374	$—	$25
Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	1	—	—	(27)	—	—
Subtotal	2	—	—	(26)	—	—
Other comprehensive income (loss)	(3)	(1)	—	46	—	(3)
Purchases	129	—	—	—	—	—
Sales	(33)	(1)	—	(145)	(1)	(5)
Transfers into Level 3(1)	31	—	—	—	—	—
Transfers out of Level 3(1)	(62)	—	—	(50)	—	—
Balance, September 30, 2015	$444	$45	$—	$540	$1	$45

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, July 1, 2016	$—	$18	$13,311	$307	$330	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	7	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	(235)	—	—	—
Policyholders’ benefits	—	—	—	—	(88)	—
Subtotal	—	—	(235)	7	(88)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	56	3	59	11
Issues	—	—	—	—	—	—
Sales(4)	—	—	(19)	—	—	—
Settlements(5)	—	—	—	(1)	—	(24)
Activity related to consolidated VIEs	—	15	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(24)	—	(1)	—	—
Balance, September 30, 2016	$—	$9	$13,113	$315	$301	$18
Balance, July 1, 2015	$—	$51	$9,951	$283	$109	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	8	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	2,214	—	—	—
Policyholders’ benefits	—	—	—	—	68	—
Subtotal	—	—	2,214	8	68	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	58	5	48	—
Issues	—	—	—	—	—	—
Sales(4)	—	—	(9)	—	—	—
Settlements(5)	—	—	—	(1)	—	3
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	—	—	(1)	—	—
Balance, September 30, 2015	$—	$51	$12,214	$295	$225	$(39)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2016	$—	$17	$10,570	$313	$184	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	19	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	2,426	—	—	—
Policyholders’ benefits	—	—	—	—	(48)	—
Subtotal	—	(1)	2,426	19	(48)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	167	12	165	11
Issues	—	—	—	—	—	—
Sales(4)	—	—	(50)	—	—	—
Settlements(5)	—	—	—	(6)	—	(24)
Activity related to consolidated VIEs	—	17	—	—	—	—
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(24)	—	(24)	—	—
Balance, September 30, 2016	$—	$9	$13,113	$315	$301	$18
Balance, January 1, 2015	$—	$61	$10,711	$260	$128	$(42)
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	5	—	—	—	(2)
Investment gains (losses), net	—	5	—	25	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	1,363	—	—	—
Policyholders’ benefits	—	—	—	—	(37)	—
Subtotal	—	10	1,363	25	(37)	(2)
Other comprehensive income (loss)	—	(2)	—	—	—	—
Purchases(3)	—	—	171	17	134	—
Issues	—	—	—	—	—	—
Sales(4)	—	(18)	(31)	(2)	—	—
Settlements(5)	—	—	—	(3)	—	5
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—
Balance, September 30, 2015	$—	$51	$12,214	$295	$225	$(39)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents change in estimates.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2016 and 2015 by category for Level 3 assets and liabilities still held at September 30, 2016 and 2015, respectively:

	Earnings (Loss)
	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2016
Held at September 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$—
State and political subdivisions	—	—	—	—
Commercial mortgage-backed	—	—	10	—
Asset-backed	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—
Subtotal	$—	$—	$9	$—
GMIB reinsurance contracts	—	(198)	—	—
Separate Accounts’ assets	6	—	—	—
GWBL and other features’ liability	—	—	—	(29)
Total	$6	$(198)	$9	$(29)
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
	(In Millions)
Level 3 Instruments
First Nine Months of 2016
Held at September 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$9	$—
State and political subdivisions	—	—	—	1	—
Commercial mortgage-backed	—	—	—	(6)	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$5	$—
GMIB reinsurance contracts	—	—	2,543	—	—
Separate Accounts’ assets	—	19	—	—	—
GWBL and other features’ liability	—	—	—	—	117
Total	$—	$19	$2,543	$5	$117
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

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

Quantitative Information about Level 3 Fair Value Measurements
September 30, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	75 bps - 565 bps
	475	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.9x- 22.2x 7%-16.5% 14x- 16.5x
Asset-backed	2	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps
Separate Accounts’ assets	292	Third party appraisal	Capitalization rate	4.8%
			Exit capitalization rate	5.8%
			Discount rate	6.6%
	6	Discounted cash flow	Spread over U.S. Treasury curve	269 bps - 448 bps
			Discount factor	1.4%- 5.6%
GMIB reinsurance contract asset	13,113	Discounted cash flow	Lapse Rates	1.5%- 5.7%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 16.0%
			Non-performance risk	5 bps - 19 bps
			Volatility rates - Equity	9.0% - 35.0%
Liabilities:
GIB, GWBL and other features liability	301	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	9.0% - 35.0%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$61	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 bps - 565 bps
	154	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	7.8x-19.1x 7.0% - 12.6% 14.0x - 16.5x
Asset-backed	3	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	10	Market comparable companies	Revenue multiple Marketable Discount	2.5x - 4.8x 30.0%
Separate Accounts’ assets	271	Third party appraisal	Capitalization rate	4.9%
			Exit capitalization rate	5.9%
			Discount rate	6.7%
	7	Discounted cash flow	Spread over U.S. Treasury curve	280 bps - 411 bps
			Gross domestic product rate	0.0% - 1.09%
			Discount factor	2.3% - 5.9%
GMIB reinsurance contract asset	10,570	Discounted Cash flow	Lapse Rates	0.6% - 5.7%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	5 bps - 18 bps
			Volatility rates - Equity	9.0%- 35.0%
Liabilities:
GIB, GWBL and other features liability	184	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	9.0% -35.0%
Excluded from the tables above at September 30, 2016 and December 31, 2015, are approximately $678 million and $865 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 45.0% and 63.1% of total assets classified as Level 3 at September 30, 2016 and December 31, 2015, respectively, and represent only 0.4% and 0.6% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at September 30, 2016 and December 31, 2015, respectively, are approximately $528 million and $215 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 71.4% and 51.2% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2016 and December 31, 2015, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2016 and December 31, 2015, are approximately 8.0% and 7.5%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
As of September 30, 2016, the Company’s three consolidated VIEs that are open-end Luxembourg funds hold $3 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity related to consolidated VIEs pertains to the AB consolidated venture capital fund.
Separate Accounts’ assets classified as Level 3 in the table at September 30, 2016 and December 31, 2015, primarily consist of a private real estate fund with a fair value of approximately $292 million and $271 million, a private equity investment with a fair value of approximately $1 million and $2 million and mortgage loans with fair value of approximately $5 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $15 million and $2 million at September 30, 2016 and $28 million and $7 million at December 31, 2015, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
During the third quarter of 2016, AB recorded a $21 million change in estimate of the contingent consideration payable relating to its 2010 and 2013 acquisitions. As of September 30, 2016, management determined the targets will probably not be met and, as a result, reversed the contingent consideration payables.
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $18 million and $31 million at September 30, 2016 and December 31, 2015, respectively) are valued using projected AUM growth rates with a weighted average of 18.0% and 46.0%, revenue growth rate (with a range of 4.0% to 31.0%) and 43.0%, and a discount rate (with a range of 1.4% to 6.4%) and 3.0% as of September 30, 2016 and December 31, 2015, respectively.
The carrying values and fair values at September 30, 2016 and December 31, 2015 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
September 30, 2016:
Mortgage loans on real estate	$8,769	$—	$—	$8,994	$8,994
Policy loans	3,371	—	—	4,468	4,468
Loans to affiliates	704	—	795	—	795
Policyholders’ account balances: Investment contracts	3,717	—	—	3,912	3,912
Short-term debt	387	—	387	—	387
Separate Account Liabilities	5,980	—	—	5,980	5,980
December 31, 2015:
Mortgage loans on real estate	$7,171	$—	$—	$7,257	$7,257
Policy loans	3,393	—	—	4,343	4,343
Loans to affiliates	1,087	—	795	390	1,185
Policyholders’ account balances: Investment contracts	2,701	—	—	2,806	2,806
Short-term debt	584	—	584	—	584
Separate Account Liabilities	5,124	—	—	5,124	5,124
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
AXA Equitable
AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $3 million, $10 million, $2 million and $18 million in the third quarter and first nine months of 2016 and 2015, respectively.
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
In the first nine months of 2016, no cash contributions were made by AB to the AB Plan. Based on the funded status of the AB plan at September 30, 2016, no minimum contribution is required to be made in 2016 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2016.
The funding policy for the AB Plan is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.
Components of net periodic pension expense for the Company’s qualified plans (third quarter and first nine months of 2016 net periodic pension expense is solely related to the AB Plan) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$—	$2	$—	$6
Interest cost	2	23	4	69
Expected return on assets	(1)	(39)	(4)	(117)
Net amortization	—	29	—	89
Actuarial (gain) loss	—	1	—	1
Net Periodic Pension Expense	$1	$16	$—	$48

8)	SHARE-BASED COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AB also sponsors its own unit option plans for certain of its employees.
Compensation costs for the third quarter and first nine months of 2016 and 2015 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Performance Shares	$2,953	$3,200	$14,774	$14,226
Stock Options	110	117	825	623
AB Stock Options	200	2,900	200	9,300
AB Restricted Units	1,200	—	6,400	—
Other compensation plans(1)	154	(64)	(759)	488
Total Compensation Expenses	$4,617	$6,153	$21,440	$24,637

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.
Performance Shares
2016 Grant. On June 6, 2016, under the terms of the Performance Share Plan, AXA awarded approximately 1.93 million unearned performance shares to employees of AXA Equitable. The extent to which 2016-2018 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In the third quarter and first nine months of 2016, the expense associated with the June 6, 2016 grant of performance shares were approximately $1 million and $9 million, respectively.
Settlement of 2013 Grant in 2016. On March 22, 2016, share distributions totaling approximately $55 million were made to active and former AXA Equitable employees in settlement of 2,293,998 performance shares earned under the terms of the AXA Performance Share Plan 2013.
Stock Options
2016 Grant. On June 6, 2016, 576,169 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 21.52 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 6, 2016, 316,097 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 6, 2016 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.85 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 26.6%, a weighted average expected term of 8.1 years, an expected dividend yield of 6.49% and a risk-free interest rate of 0.33%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the third quarter and first nine months of 2016, the Company recognized expenses associated with the June 6, 2015 grant of options of approximately $31,000 and $558,000, respectively.
2016 AXA Shareplan. In 2016, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2016. Eligible employees could have reserved a share purchase during the reservation period from August 29, 2016 through September 9, 2016 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 17, 2016 through October 19, 2016. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 13, 2016 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of 15.53 euros/per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at an 8.63% formula discounted price of 17.73 euros/per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2016, which is July 1, 2021. All subscriptions became binding and irrevocable on October 19, 2016.
AB Long-term Incentive Compensation Plans. During the third quarter and first nine months of 2016, AB purchased 2.0 million and 5.8 million Holding units for $45 million and $129 million respectively (on a trade date basis). These amounts reflect open-market purchases of 2.0 million and 5.7 million Holding Units for $45 million and $127 million, respectively with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2015, AB purchased 3.0 million and 3.8 million Holding units for $82 million and $103 million respectively (on a trade date basis). These amounts reflect open-market purchases of 3.0 million and 3.7 million Holding Units for $82 million and $101 million, respectively with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the first nine months of 2016 and 2015, AB granted to employees and eligible Directors 0.7 million and 0.3 million restricted Holding awards. In the first nine months of 2016 and 2015, AB used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.
During the first nine months of 2016 and 2015, AB Holding issued 0.1 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $2.0 million and $9.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Other Compensation Plans

2012 AXA Miles. On March 16, 2016, AXA ordinary share distributions totaling approximately $4 million were made to active and former AXA Equitable employees in settlement of 164,150 AXA Miles earned under the terms of the AXA Miles Program 2012.

9)	INCOME TAXES
Income taxes for the interim periods ended September 30, 2016 and 2015 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.
During the second quarter of 2015, the Company reached a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. The impact of this settlement on the Company’s financial statements and unrecognized tax benefits in first nine months of 2015 was a tax benefit of $77 million.

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
In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to AXA Equitable FMG in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees. In January 2015, defendants filed a motion for summary judgment as well as various motions to strike certain of the Plaintiffs’ experts in the Sivolella and Sanford Litigations. Also in January 2015, two Plaintiffs in the Sanford Litigation filed a motion for partial summary judgment relating to the EQ/Core Bond Index Portfolio as well as motions in limine to bar admission of certain documents and preclude the testimony of one of defendants’ experts. In August 2015, the Court denied Plaintiffs’ motions in limine and also denied both parties motions for summary judgment. The non-jury trial commenced in January 2016 and testimony concluded in February 2016. Closing arguments occurred in June 2016 following post-trial briefing. In August 2016, the Court issued its decision in favor of AXA Equitable and AXA Equitable FMG, finding that the Plaintiffs had failed to meet their burden to demonstrate that AXA Equitable and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) or show any actual damages. In September 2016, the Plaintiffs filed a motion to amend the trial opinion and to amend or make new findings of fact and/or conclusions of law. AXA Equitable’s and AXA Equitable FMG’s response to this motion was filed in October 2016.
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
In November 2015, plaintiffs filed a motion to consolidate the Ross and Yarbrough appeals. In December 2015, the Second Circuit denied the motion to consolidate but ordered that the appeals be heard together before a single panel of judges. Briefing on the appeals was complete as of September 2016.
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
In addition to the matters described above, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. In addition, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against businesses in the jurisdictions in which AXA Equitable and its subsidiaries do business, including actions and proceedings related to alleged discrimination, alleged breaches of fiduciary duties in connection with qualified pension plans and other general business-related matters.  Some of the matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. Courts, juries and regulators often have substantial discretion in awarding damage awards and fines, including punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted

that the frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter.

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
At September 30, 2016 and December 31, 2015, AXA Equitable’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $10,899 million and $8,741 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums, deposits and fee income to AXA Arizona in the third quarter and first nine months of 2016 and 2015 related to the Annuity, UL and no lapse guarantee riders totaled approximately $113 million, $329 million, $114 million and $337 million, respectively. Ceded claims paid and surrenders in the third quarter and first nine months of 2016 and 2015 were $62 million, $336 million, $39 million and $129 million, respectively.
In first quarter 2016, AXA Equitable sold artwork to AXA Financial and recognized a $20 million gain on the sale. AXA Equitable used the proceeds received from this sale to make a $21 million donation to AXA Foundation, Inc. (the “Foundation”). The Foundation was organized for the purpose of distributing grants to various tax-exempt charitable organizations and administering various matching gift programs for AXA Equitable, its subsidiaries and affiliates.
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
In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), AXA Equitable owns 70% and Saum Sing owns 30% of Broad Vista. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $25 million, reported in Other equity investments in the consolidated balance sheets.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of September 30, 2016 and 2015 follow:

	September 30,
	2016	2015
	(In Millions)
Unrealized gains (losses) on investments	$1,624	$645
Foreign currency translation adjustments	(55)	(53)
Defined benefit pension plans	(12)	(722)
Total accumulated other comprehensive income (loss)	1,557	(130)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	56	52
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$1,613	$(78)

The components of OCI, net-of-taxes for the third quarter and first nine months of 2016 and 2015 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(1)	$(10)	$3	$(17)
(Gains) losses reclassified into net earnings (loss) during the period	—	(1)	—	(2)
Foreign currency translation adjustment	(1)	(11)	3	(19)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(10)	130	1,568	(622)
(Gains) losses reclassified into net earnings (loss) during the period(1)	1	2	(14)	12
Net unrealized gains (losses) on investments	(9)	132	1,554	(610)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(13)	71	(171)	132
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(13), $107, and $751 and $(261)	(22)	203	1,383	(478)
Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for (2):
Net gain (loss) arising during the period	—		—	—
Amortization of net prior service cost included in net periodic cost	—	19	—	58
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $10, $0, and $31.	—	19	—	58
Total other comprehensive income (loss), net of income taxes	(23)	211	1,386	(439)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(1)	5	(1)	10
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(24)	$216	$1,385	$(429)

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $13 million, $1 million, $7 million and $(2) million, for the third quarter and first nine months of 2016 and 2015, respectively.

(2)	Reclassification amounts presented net of income tax expense (benefit) of $0 million, $0 million, $6 million and $17 million for third quarter and first nine months of 2016 and 2015, respectively.
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
Restructuring
In an effort to further reduce its global real estate footprint, AB completed a comprehensive review of its worldwide office locations and began implementing a global space consolidation plan in 2012. This resulted in the sublease of office space primarily in New York as well as offices in England, Australia and various U.S. locations. In the first nine months of 2016, AB recorded new real estate charges of $25 million relating to the further consolidation of office space at its New York offices. Real estate charges are recorded in Other operating costs and expenses in the Company’s consolidated Statements of earnings (loss).
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable has a capacity with the FHLBNY of $4,000 million. At September 30, 2016 and December 31, 2015 AXA Equitable had $1,495 million and $500 million respectively, of outstanding funding agreements with the FHLBNY. AXA Equitable utilized these funding agreements for asset liability management and spread lending purposes. For other instruments used for asset liability management purposes see “Derivative and offsetting assets and liabilities” included in Note 3. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

Other Commitments

AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $608 million (including $233 million with affiliates) and $1,212 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2016.

Effective December 31, 2015, primary liability for the obligations of AXA Equitable under the AXA Equitable QP was transferred from AXA Equitable to AXA Financial under the terms of an Assumption Agreement. AXA Equitable remains secondarily liable for its obligations under the AXA Equitable QP and would recognize such liability in the event AXA Financial does not perform under the terms of the Assumption Agreement. In addition, since December 31, 1999, AXA Financial has legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable.

14)	SEGMENT INFORMATION
The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Segment revenues:
Insurance(1)	$1,473	$4,983	$9,323	$7,231
Investment Management(2)	750	738	2,243	2,291
Consolidation/elimination	(7)	(7)	(19)	(21)
Total Revenues	$2,216	$5,714	$11,547	$9,501

(1)
Includes investment expenses charged by AB of approximately $14 million, $39 million, $12 million and $34 million for the third quarter and first nine months of 2016 and 2015, respectively, for services provided to the Insurance Segment.

(2)
Intersegment investment advisory and other fees of approximately $21 million, $58 million, $19 million and $55 million for the third quarter and first nine months of 2016 and 2015, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(212)	$3,200	$3,510	$2,271
Investment Management	183	138	490	445
Consolidation/elimination	(1)	1	—	—
Total Earnings (Loss) from Continuing Operations, before income taxes	$(30)	$3,339	$4,000	$2,716

	September 30, 2016	December 31, 2015
	(In Millions)
Segment assets:
Insurance	$196,468	$182,738
Investment Management(1)	12,568	11,895
Consolidation/elimination	(2)	(7)
Total Assets	$209,034	$194,626

(1)
In accordance with SEC regulations, the assets of the Investment Management segment include securities with a fair value of $444 million and $460 million which have been segregated in a special reserve bank custody account at September 30, 2016 and December 31, 2015, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of September 30, 2016 and December 31, 2015, $48 million and $55 million, respectively, of cash were segregated in these bank accounts.

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
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $592.3 billion at September 30, 2016, of which approximately $490.2 billion were managed by AB. AXA Equitable is an indirect wholly-owned subsidiary of AXA Financial, which is itself an indirect wholly- owned subsidiary of AXA.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products, employee benefit products and investment products including mutual funds principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AB. AB provides research, diversified investment management and related services globally to a broad range of clients. This segment also includes institutional Separate Accounts principally managed by AB that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

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

The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be lower than the $2.5 billion consolidated net earnings of the Company and $2.4 billion consolidated net earnings of the Insurance segment in the first nine months of 2016. These net earnings were largely due to the market driven increases in the fair values of the GMIB reinsurance contract asset and investment income from derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) which were not fully offset by the market driven increase in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.
Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account customer preferences and the macroeconomic environment and drives profitable growth while appropriately managing risk.
In third quarter 2016, life insurance and annuities first year premiums and deposits increased by $147 million from the comparable 2015 period. The increase in first year premiums and deposits during the third quarter 2016 was driven by $140 million and $7 million higher annuity and life insurance sales, respectively. In the first nine months of 2016, life insurance and annuities first year premiums and deposits increased by $321 million from the comparable 2015 period. The increase in first year premiums and deposits during the first nine months of 2016 was driven by $329 million higher annuity sales partially offset by $7 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.
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

•
Cost of Insurance Rates (“COI”). In March 2016, the Company raised COI rates for certain universal life (“UL”) policies issued between 2004 and 2007 which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established. This COI rate increase was larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings in third quarter 2015.

Legislative and Regulatory Developments. The U.S. Department of Labor (the “DOL”) issued a final rule in April 2016 that expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and Individual Retirement Account (“IRA”) holders. Implementation of the rule will be phased in starting in April 2017, although certain aspects of the rule covering existing business will not become effective until January 2018. The potential impacts to our business, operations and customer interactions under the new rule are still being determined as we complete an assessment of the rule, but it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. While the exact nature and scope of the potential impacts to our business from the new rule are still being assessed, based upon the information currently available to us, management estimates that approximately 25% of total first year premiums and deposits in 2017 could be impacted, with an expected diminishing impact thereafter following mitigating actions.

In March 2015, the NAIC established the Variable Annuities Issues (E) Working Group to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive transactions. In September 2016, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding Actuarial Guideline 43 and C3 Phase II requirements. These recommendations generally focus on (i) mitigating the asset-liability mismatch between hedge instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater comparability. A variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, and there is a 90-day comment period on the proposal. This proposal included the initial recommendations from 2015, but also some new aspects. These recommendations, if adopted, would apply to all existing business and could significantly change the sensitivity of reserve and capital requirements to capital markets including interest rate and equity markets and create prescribed assumptions for policyholder behavior. While the exact nature and scope of the final framework is not predictable at this time, some of the recommendations being discussed in the current proposal would adversely impact the capital management benefits we receive under our reinsurance arrangement with AXA Arizona and could cause us to recapture the business reinsured to AXA Arizona and adjust the design of our risk mitigation and hedging programs.

For additional information on the potential impacts of regulation on the Company, see “Risk Factors” included elsewhere herein and “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2015 Form 10-K.

AB AUM. At AB, total AUM as of September 30, 2016 were $490.2 billion, an increase of $22.8 billion, or 4.9%, compared to December 31, 2015, and up $27.3 billion, or 5.9%, compared to September 30, 2015. During the first nine months of 2016, AUM increased as a result of market appreciation of $33.0 billion and $2.5 billion from an acquisition partially offset by net outflows of $9.7 billion and by a $3.0 billion reduction in AUM due to AB’s shift from providing asset management services to consulting services for a client. During the twelve month period ended September 30, 2016, AUM increased as a result of market appreciation of $40.0 billion and $2.5 billion from an acquisition partially offset net out outflows of $12.2 billion and by a $3.0 billion reduction in AUM for a company AB moved to provide consulting services rather than asset management services. For additional information, see “Fees and Assets Under Management” below.

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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the third quarter and first nine months of 2016 and the year ended December 31, 2015, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
	(In Millions)
Income (loss) on free-standing derivatives(1)	$(567)	$1,114	$651	$328	$(245)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(198)	2,263	2,543	1,503	(141)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(63)	(533)	(1,130)	(930)	(367)
Total	$(828)	$2,844	$2,064	$901	$(753)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)

(2)	Reported in Increase (decrease) in the fair value of the reinsurance contract asset in the consolidated statements of earnings (loss)

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)
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
The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.1 billion at September 30, 2016) and/or letters of credit ($3.2 billion at September 30, 2016). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.
For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2015 Form 10-K.

2016 Assumption Changes. During the second quarter of 2016, the Company updated its mortality assumption on certain VISL products as a result of favorable mortality experience, which decreased the amortization of DAC and the initial fee liability by $70 million and $16 million respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC and the initial fee liability by $79 million and $4 million, respectively. In the first nine months of 2016, the after tax impacts of these assumption updates decreased Net earnings by approximately $14 million.

2015 Assumption Changes.  In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption used to calculate GMDB/GMIB and VISL reserves and amortization of DAC from 9.0% to 7.0%. The impact of this assumption update in the first nine months of 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and a decrease in amortization of DAC of $67 million. In the first nine months of 2015, the after tax impacts of this assumption update decreased the Net earnings by approximately $445 million.

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

In the first quarter of 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in the first six months of 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of $55 million. In the first nine months of 2015, the after tax impacts of this assumption update decreased the Net earnings by approximately $135 million.

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

CONSOLIDATED RESULTS OF OPERATIONS
AXA Equitable
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Universal life and investment-type product policy fee income	$978	$937	$2,794	$2,747
Premiums	141	111	388	372
Net investment income (loss):
Investment income (loss) from derivative instruments	(248)	915	1,098	337
Other investment income (loss)	595	514	1,893	1,577
Total net investment income (loss)	347	1,429	2,991	1,914
Investment gains (losses), net:
Total other-than-temporary impairment losses	(10)	(14)	(35)	(32)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	(10)	(14)	(35)	(32)
Other investment gains (losses), net	6	10	70	14
Total investment gains (losses), net	(4)	(4)	35	(18)
Commissions, fees and other income	952	978	2,796	2,983
Increase (decrease) in the fair value of the reinsurance contract asset	(198)	2,263	2,543	1,503
Total revenues	2,216	5,714	11,547	9,501
Policyholders’ benefits	611	1,251	3,037	2,793
Interest credited to policyholders’ account balances	511	(5)	1,137	583
Compensation and benefits	430	422	1,284	1,355
Commissions	271	275	812	841
Distribution related payments	96	97	276	300
Amortization of deferred sales commission	10	12	32	37
Interest expense	4	6	11	16
Amortization of deferred policy acquisition costs	156	90	359	248
Capitalization of deferred policy acquisition costs	(152)	(155)	(439)	(456)
Rent expense	39	42	116	122
Amortization of other intangible assets	7	7	21	21
Other operating costs and expenses	263	333	901	925
Total benefits and other deductions	2,246	2,375	7,547	6,785
Earnings (loss) from continuing operations before income taxes	(30)	3,339	4,000	2,716
Income tax (expense) benefit	52	(1,064)	(1,197)	(612)
Net earnings (loss)	22	2,275	2,803	2,104
Less: net (earnings) loss attributable to the noncontrolling interest	(98)	(90)	(307)	(291)
Net Earnings (Loss) Attributable to AXA Equitable	$(76)	$2,185	$2,496	$1,813

The consolidated earnings (loss) narrative that follows discusses the results for the third quarter and first nine months of 2016 compared to the comparable 2015 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net loss attributable to the Company in third quarter 2016 was $76 million, a decrease of $2.3 billion from the $2.2 billion of net earnings attributable to the Company in third quarter 2015. The decrease is primarily attributable to a $198 million decrease in the fair value of the GMIB reinsurance contract asset, $248 million of investment loss from derivatives and a $63 million increase in GMDB/GMIB/GWBL/GMAB reserves in the third quarter of 2016 as compared to a $2.3 billion increase in the fair value of the GMIB reinsurance contract asset, $915 million of investment income from derivative instruments which were not fully offset by the $533 million increase in GMDB/GMIB/GWBL/GMAB reserves in the third quarter of 2015. The third quarter 2016 net loss also included $516 million higher interest credited to policyholders’ account balances partially offset by $81 million higher other investment income, $70 million lower other operating expenses, $41 million higher Universal life and investment-type product policy fee income and $30 million higher premiums when compared to the comparable 2015 quarter. The Company recorded a $52 million income tax benefit and a $1.1 billion income tax expense in the third quarters of 2016 and 2015, respectively.
Net earnings attributable to the noncontrolling interest were $98 million in third quarter 2016 as compared to $90 million for third quarter 2015 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $22 million in third quarter 2016, a decrease of $2.3 billion from net earnings of $2.3 billion reported for third quarter 2015.
Income tax benefit in third quarter 2016 was $52 million, primarily due to the $212 million pre-tax loss in the Insurance segment, compared to an income tax expense of $1.1 billion in third quarter 2015, primarily due to the $3.2 billion pre-tax earnings in the Insurance segment. Income taxes for third quarters of 2016 and 2015 were computed using an estimated annual effective tax rate. In third quarter 2016 and 2015, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed current and historical earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States. Effective January 1, 2017, the Company intends to repatriate future earnings outside the U.S., as a result of which the effective tax rate is expected to increase.
Loss from operations before income taxes was $30 million in third quarter 2016, a decrease of $3.4 billion from the $3.3 billion in pre-tax earnings reported in third quarter 2015. The Insurance segment’s pre-tax loss from operations totaled $212 million in third quarter 2016; a decrease of $3.4 billion from the pre-tax earnings of $3.2 billion in third quarter 2015. The Investment Management segment’s pre-tax earnings from operations were $183 million in third quarter 2016; $45 million higher than the $138 million reported in third quarter 2015. The Insurance segment’s pre-tax loss in third quarter 2016 as compared to the pre-tax earnings in third quarter 2015 was primarily due to a $198 million decrease in the fair value of the GMIB reinsurance contract asset, $240 million of investment loss from derivatives and a $63 million increase in GMDB/GMIB/GWBL/GMAB reserves in the third quarter of 2016 as compared to a $2.3 billion increase in the fair value of the GMIB reinsurance contract asset and $892 million of investment income from derivative instruments which were not fully offset by the $533 million increase in GMDB/GMIB/GWBL/GMAB reserves in the third quarter of 2015. Also included in the third quarter 2016 net loss were $516 million higher interest credited to policyholders’ account balances and $66 million higher amortization of DAC. The $45 million higher pre-tax earnings from operations in the Investment Management segment in the third quarter 2016 were primarily due to $34 million higher net investment income and $31 million lower other operating costs and expenses partially offset by $20 million lower commission fees and other income.
Total revenues were $2.2 billion in third quarter 2016, a decrease of $3.5 billion from $5.7 billion reported in third quarter 2015. The Insurance segment reported total revenues of $1.5 billion in third quarter 2016, a $3.5 billion decrease from the $5.0 billion of revenues reported in third quarter 2015. The Investment Management segment reported total revenues of $750 million, a $12 million increase from the $738 million of revenues reported in third quarter 2015. The decrease in Insurance segment revenues was principally due to a $198 million decrease in the fair value of the GMIB reinsurance contract asset and $240 million of investment loss from derivatives in the third quarter of 2016 as compared to a $2.3 billion increase in the fair value of the GMIB reinsurance contract asset and $892 million of investment income from derivative instruments in the third quarter of 2015. The $12 million increase in Investment Management segment’s revenues in the third quarter 2016 was due to $34 million higher net investment income partially offset by $20 million lower commission fees and other income.

Total benefits and expenses were $2.2 billion in third quarter 2016, a decrease of $129 million from the $2.4 billion reported for third quarter 2015. The Insurance segment’s total benefits and expenses decreased $98 million to $1.7 billion in third quarter 2016. The Investment Management segment’s total expenses for third quarter 2016 were $567 million; $33 million lower than the $600 million in expenses in third quarter 2015. The Insurance segment’s decrease was principally due to $640 million lower policyholders’ benefit expenses partially offset by $516 million higher interest credited to policyholders’ account balances and $66 million higher DAC amortization in third quarter 2016 as compared to third quarter 2015. The decrease in expenses for the Investment Management segment was principally due to $31 million lower other operating costs and expenses.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net earnings attributable to the Company in the first nine months of 2016 were $2.5 billion, an increase of $683 million from the $1.8 billion of net earnings attributable to the Company in the first nine months of 2015. The increase is primarily attributable to a $2.5 billion increase in the fair value of the GMIB reinsurance contract asset and $1.1 billion of investment income from derivative instruments which were not fully offset by the $1.1 billion increase in GMDB/GMIB/GWBL/GMAB reserves in the first nine month of 2016 as compared to a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset, $337 million of investment income from derivative instruments which were not fully offset by the $930 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first nine months of 2015. The first nine months of 2016 Net earnings also included $554 million higher interest credited to policyholders’ account balances, a $187 million decrease in commissions, fees and other income and $111 million higher amortization of DAC partially offset by $316 million higher other investment income when compared to the first nine months of 2015. The Company recorded an income tax expense of $1.2 billion and $612 million in the first nine months of 2016 and 2015, respectively.
Net earnings attributable to the noncontrolling interest were $307 million in the first nine months of 2016 as compared to $291 million for the first nine months of 2015 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $2.8 billion in the first nine months of 2016, an increase of $699 million from net earnings of $2.1 billion reported for the first nine months of 2015.
Income tax expense in the first nine months of 2016 was $1.2 billion, primarily due to the $3.5 billion pre-tax earnings in the Insurance segment, compared to an income tax expense of $612 million in the first nine months of 2015, primarily due to the $2.3 billion pre-tax earnings in the Insurance segment. Income tax expense in the first nine months of 2015 was decreased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income taxes for the first nine months of 2016 and 2015 were computed using an estimated annual effective tax rate. In the first nine months of 2016 and 2015, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed current and historical earnings of non-U.S. corporate subsidiaries as such earnings are permanently invested outside of the United States. Effective January 1, 2017, the Company intends to repatriate future earnings outside the U.S., as a result of which the effective tax rate is expected to increase.
Earnings from operations before income taxes were $4.0 billion in the first nine months of 2016, an increase of $1.3 billion from the $2.7 billion in pre-tax earnings reported in the first nine months of 2015. The Insurance segment’s pre-tax earnings from operations totaled $3.5 billion in the first nine months of 2016; $1.2 billion higher than the pre-tax earnings of $2.3 billion in the first nine months of 2015. The Investment Management segment’s pre-tax earnings from operations were $490 million in the first nine months of 2016 as compared to $445 million for the first nine months of 2015. The Insurance segment’s higher pre-tax earnings in the first nine months of 2016 as compared to the first nine months of 2015 was primarily due to a $2.5 billion increase in the fair value of the GMIB reinsurance contract asset and $1.1 billion of investment income from derivative instruments which were not fully offset by the $1.1 billion increase in GMDB/GMIB/GWBL/GMAB reserves in the first nine month of 2016 as compared to a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset and $317 million of investment income from derivative instruments which were not fully offset by the $930 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first nine months of 2015. The first nine months of 2016 Net earnings also included $554 million higher interest credited to policyholders’ account balances and $111 million higher amortization of DAC partially offset by $177 million higher other investment income when compared to the first nine months of 2015. The Investment Management segment’s higher pre-tax earnings in the first nine months of 2016 as compared to the first nine months of 2015 was primarily due to $97 million higher net investment income, $51 million lower compensation and benefit expenses and $24 million lower distribution related payments partially offset by $142 million lower other commission fees and other income.

Total revenues were $11.5 billion in the first nine months of 2016, an increase of $2.0 billion from $9.5 billion reported in the first nine months of 2015. The Insurance segment reported total revenues of $9.3 billion in the first nine months of 2016, a $2.1 billion increase from the $7.2 billion total revenue reported in the first nine months of 2015. The Investment Management segment reported total revenues of $2.2 billion, a $48 million decrease from the $2.3 billion of revenues reported in first nine months of 2015. The increase in Insurance segment revenues was principally due to a $2.5 billion increase in the fair value of the GMIB reinsurance contract asset and $1.1 billion of investment income from derivative instruments in the first nine month of 2016 as compared to a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset and $317 million of investment income from derivative instruments in the first nine month of 2015. The first nine months of 2016 total revenues also included $177 million higher other investment income and $56 million higher investment gains partially offset by $42 million lower commissions fees and other income in the first nine months of 2016 when compared to the first nine months of 2015. The $48 million decrease in Investment Management segment’s revenues in the first nine months of 2016 was primarily due to $142 million lower other commission fees and other income partially offset by $97 million higher net investment income.
Total benefits and expenses were $7.5 billion in the first nine months of 2016, an increase of $762 million from the $6.8 billion reported for the first nine months of 2015. The Insurance segment’s total benefits and expenses were $5.8 billion, an increase of $853 million from the first nine months of 2015 total of $5.0 billion. The Investment Management segment’s total expenses for the first nine months of 2016 were $1.8 billion; $93 million lower than the $1.8 billion in expenses in the first nine months of 2015. The Insurance segment’s increase was principally due to $554 million higher interest credited to policyholders’ account balances, $244 million higher policyholders’ benefits, including a $200 million higher increase in GMDB/GMIB/GWBL/GMAB reserves (a $1.1 billion increase in the first nine months of 2016 as compared to an increase of $930 million in the first nine months of 2015) and $111 million higher DAC amortization partially offset by a $29 million decrease in commission expense, a $20 million decrease in compensation and benefits expense and $14 million lower other operating expense. The decrease in expenses for the Investment Management segment was principally due to $51 million lower compensation and benefits, $24 million lower distribution related payments and a $12 million decrease in other operating expenses.
RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Universal life and investment-type product policy fee income	$978	$937	$2,794	$2,747
Premiums	141	111	388	372
Net investment income (loss):
Investment income (loss) from derivative instruments	(240)	892	1,115	317
Other investment income (loss)	546	532	1,725	1,548
Total net investment income (loss)	306	1,424	2,840	1,865
Investment gains (losses), net:
Total other-than-temporary impairment losses	(10)	(14)	(35)	(32)
Portion of losses recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	(10)	(14)	(35)	(32)
Other investment gains (losses), net	7	9	71	12
Total investment gains (losses), net	(3)	(5)	36	(20)
Commissions, fees and other income	249	253	722	764
Increase (decrease) in the fair value of the reinsurance contract asset	(198)	2,263	2,543	1,503
Total revenues	1,473	4,983	9,323	7,231

Policyholders’ benefits	611	1,251	3,037	2,793
Interest credited to policyholders’ account balances	511	(5)	1,137	583
Compensation and benefits	106	100	338	358
Commissions	271	275	812	841
Amortization of deferred policy acquisition costs	156	90	359	248
Capitalization of deferred policy acquisition costs	(152)	(155)	(439)	(456)
Rent expense	8	10	22	26
Interest expense	3	6	9	15
Other operating costs and expenses	171	211	538	552
Total benefits and other deductions	1,685	1,783	5,813	4,960
Earnings (Loss) from Continuing Operations, before Income Taxes	$(212)	$3,200	$3,510	$2,271

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues

In third quarter 2016, the Insurance segment’s revenues decreased $3.5 billion to $1.5 billion from $5.0 billion in third quarter 2015. The decrease was principally due to a $198 million decrease in the fair value of the GMIB reinsurance contract asset and $240 million of investment loss from derivatives in the third quarter of 2016 as compared to a $2.3 billion increase in the fair value of the GMIB reinsurance contract asset and $892 million of investment income from derivative instruments in the third quarter of 2015. The third quarter of 2016 lower revenues were partially offset by $41 million higher universal life and investment-type product policy fee income and $30 million higher premiums.

Universal life and investment-type product policy fee income increased $41 million to $978 million in third quarter 2016 from $937 million in third quarter 2015. The increase was principally due to a $54 million higher policy fee income earned on annuity and VISL products partially offset by a $13 million higher increase in the initial fee liability (a $6 million increase in the third quarter of 2016 primarily resulting from assumption and model updates on certain VISL products as compared to a $7 million decrease in the third quarter of 2015 primarily as a result of favorable changes in expected future margins on certain VISL products).

Premiums were $141 million in third quarter 2016, $30 million higher than the $111 million in third quarter 2015 primarily due to higher renewal of traditional life premiums.

Net investment income decreased $1.1 billion to $306 million in third quarter 2016 from a net investment income of $1.4 billion in third quarter 2015. The decrease resulted from $1.1 billion of lower investment income from derivative instruments partially offset by $14 million higher other investment income. The Insurance segment reported $240 million of investment loss from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts in third quarter 2016 as compared to $892 million of investment income from derivative instruments in third quarter 2015. The third quarter 2016 loss from derivative instruments was primarily driven by improvements in equity markets and relatively flat interest rates during the third quarter of 2016. The third quarter 2015 investment income from derivative instruments was primarily driven by a decrease in interest rates and decreasing equity markets during third quarter 2015. The increase in other investment income is primarily attributable to $30 million higher realized and unrealized gains from trading account securities and $26 million higher investment income from mortgage loans on real estate partially offset by $33 million lower income from equity income from limited partnerships and $9 million lower investment income from fixed maturities.

Investment gains (losses), net were a loss of $3 million in third quarter 2016, as compared to a $5 million loss in third quarter 2015. The Insurance segment’s investment loss in third quarter 2016 was primarily due to $10 million in writedowns of fixed maturities and a $2 million increase in the mortgage loans valuation allowance partially offset by $8 million of gains on sales of fixed maturities. The Insurance segment’s net loss in third quarter 2015 was primarily due to $14 million in writedowns of fixed maturities and a $3 million increase in the mortgage loans valuation allowance partially offset by $12 million of gains on sales of fixed maturities.

Commissions, fees and other income decreased $4 million to $249 million in third quarter 2016 as compared to $253 million in third quarter 2015. This decrease was primarily due to $3 million lower gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $174 million and $176 million in third quarter 2016 and 2015, respectively.

In third quarter 2016, there was a $198 million decrease in the fair value of the GMIB reinsurance contract asset as compared to a $2.3 billion increase in the fair value of the GMIB reinsurance contract asset in third quarter 2015; both periods’ changes reflected existing capital market conditions. Included in third quarter 2016 were the impacts from improvements in equity markets which decreased the fair value of the reinsurance contract asset by $380 million partially offset by relatively flat interest rates which increased the fair value of the reinsurance contract asset by $236 million. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items decreased the fair value of the GMIB reinsurance contract asset by $54 million. Included in third quarter 2015 were the impacts from decreasing interest rates and decreasing equity markets which increased the fair value of the reinsurance contract asset by $1.5 billion and $600 million, respectively.
Benefits and Other Deductions

In third quarter 2016, total benefits and other deductions decreased $98 million to $1.7 billion from $1.8 billion in third quarter 2015. The Insurance segment’s decrease was principally due to $640 million lower policyholders’ benefits and $40 million lower other operating expenses partially offset by $516 million higher interest credited to policyholders’ account balances and $66 million higher DAC amortization.

Policyholders’ benefits decreased $640 million to $611 million in third quarter 2016 from $1.3 billion in third quarter 2015. The decrease was primarily due to the $418 million lower increase in GMDB/GMIB reserves (an increase of $74 million in third quarter 2016 as compared to an increase of $492 million in the third quarter 2015) and a $51 million decrease in GWBL and GMAB reserves (a decrease of $10 million in the third quarter 2016 as compared to an increase of $41 million in third quarter 2015); both periods reflecting changes in interest rates and equity markets. Other decreases in policyholders benefits include the impact of updates in the model used to calculate the VISL policyholder benefit reserves, including an update to the premium load calculation on dynamic premiums within the interest sensitive life reserve model, resulting in a decrease in policyholders’ reserves of $111 million.

Policyholders’ benefits in third quarter 2015 included an increase in the no lapse guarantee reserve, reflecting an $82 million decrease in ceded reserves as a result of model updates in the calculation of affiliated ceded reserves offset by a $71 million decrease in gross policyholders’ reserves for variable and interest-sensitive life products to reflect an assumption update for the actual COI rate increase.

In third quarter 2016, interest credited to policyholders’ account balances totaled $511 million; an increase of $516 million from the $(5) million reported in third quarter 2015 primarily due to higher interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $106 million in third quarter 2016, a $6 million increase from $100 million in third quarter 2015. The increase is primarily a result of $17 million higher employee salaries partially offset by $11 million lower employee benefit costs and stock plan expenses.

In third quarter 2016, commission expense totaled $271 million, a decrease of $4 million compared to third quarter 2015, principally due to a decrease in indexed universal life product sales.

In third quarter 2016, interest expense totaled $3 million; a decrease of $3 million from $6 million in third quarter 2015. The decrease is due to the repayment at maturity of a $200 million callable 7.7% surplus note to third parties during fourth quarter 2015, partially offset by $2 million higher interest expense on repurchase agreement transactions.

DAC amortization was $156 million in third quarter 2016, an increase of $66 million from $90 million of DAC amortization in third quarter 2015. DAC amortization in the third quarter of 2016 included $11 million of favorable changes primarily resulting from updates in the VISL persistency assumption partially offset by the impact of reflecting the updated benefit reserve projection in the DAC calculation. DAC amortization in the third quarter of 2015 included $39 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) primarily as a result of lapse assumption updates in the third quarter of 2015. Other drivers offsetting the increase in DAC amortization primarily resulted from baseline amortization and DAC reactivity to realized capital gains (losses).

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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In third quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At September 30, 2016, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2015, current projections of future average gross market returns assume a 15.0% annualized return for the next two quarters, grading to a reversion to the mean of 7.0% in five quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2015 Form 10-K.
Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.
DAC capitalization totaled $152 million in third quarter 2016, a decrease of $3 million from the $155 million reported in third quarter 2015. The decrease was primarily due to a $3 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $171 million in third quarter 2016, a decrease of $(40) million from the $211 million reported in third quarter 2015. The decrease of $(40) million is primarily related to $26 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and by a $20 million decrease in other general and administrative expenses.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues

In the first nine months of 2016, the Insurance segment’s revenues increased $2.1 billion to $9.3 billion from $7.2 billion in the first nine months of 2015. The increase was principally due to a $2.5 billion increase in the fair value of the GMIB reinsurance contract asset and $1.1 billion of investment income from derivative instruments in the first nine month of 2016 as compared to a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset and $317 million of investment income from derivative instruments in the first nine month of 2015. The first nine months of 2016 total revenues also included $177 million higher other investment income and $56 million higher investment gains partially offset by $42 million lower commissions fees and other income in the first nine months of 2016 when compared to the first nine months of 2015.

Universal life and investment-type product policy fee income increased $47 million to $2.8 billion in the first nine months of 2016 from $2.7 billion in the first nine months of 2015. The increase was principally due to $25 million higher policy fee income earned on annuity and VISL products and $22 million lower increase in the initial fee liability (a $14 million increase in the first nine months of 2016 primarily resulting from favorable mortality experience as well as assumption and model updates for certain VISL products, which increased the initial fee liability by $23 million as compared to a $36 million increase in the first nine months of 2015 primarily resulting from updates to the RTM assumption for VISL products, which increased the initial fee liability by $32 million).

Premiums totaled $388 million in the first nine months of 2016, $16 million higher than the $372 million in the first nine months of 2015 primarily due to higher renewal traditional life premiums.

Net investment income increased $1.0 billion to $2.8 billion in the first nine months of 2016 from $1.9 billion in the first nine months of 2015. The increase resulted from an increase of $798 million in investment income from derivative instruments and $177 million higher other investment income. The Insurance segment reported $1.1 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $317 million of investment income from derivative instruments during the first nine months of 2015. The first nine months of 2016 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by improvement in equity markets during the first nine months of 2016. The first nine months of 2015 investment income from derivative instruments were primarily driven by a decrease in both equity markets and interest rates. The increase in other investment income is primarily attributable $151 million higher realized and unrealized gains from trading account securities and a $66 million prepayment penalty charged to an affiliate for early prepayment of a loan partially and $40 million higher income from mortgage loans on real estate offset by $48 million lower income from equity in limited partnerships and $19 million lower investment income from fixed maturities.

Investment gains (losses), net were a gain of $36 million in the first nine months of 2016, as compared to a $20 million net loss in the first nine months of 2015. The Insurance segment’s net gains in the first nine months of 2016 were primarily due to $56 million gains on sales of fixed maturities and a $21 million gain on sale of artwork partially offset by $35 million of writedowns of fixed maturities. The Insurance segment’s net loss in the first nine months of 2015 was primarily due to $32 million in writedowns of fixed maturities partially offset by $14 million of realized gains from fixed maturity securities.

Commissions, fees and other income decreased $42 million to $722 million in the first nine months of 2016 as compared to $764 million in the first nine months of 2015. This decrease was primarily due to $41 million lower gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $502 million and $534 million in the first nine months of 2016 and 2015, respectively.

In the first nine months of 2016, there was a $2.5 billion increase in the fair value of the GMIB reinsurance contract asset as compared to the $1.5 billion increase in its fair value in the first nine months of 2015; both periods’ changes reflected existing capital market conditions. Included in the first nine months of 2016 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $3.1 billion partially offsetting the increase were the impacts of improvements in equity markets in the first nine months of 2016 and the December 2015 buyback program which completed in March 2016 which decreased the fair value of the GMIB reinsurance contract asset by $581 million and $53 million, respectively. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $134 million. Included in the first nine months of 2015 were the impacts from decreasing interest rates, decreasing equity markets and impacts of lapse assumption updates which increased the fair value of the reinsurance contract asset by $718 million, $421 million and $216 million, respectively. These increases were partially offset by the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB contracts which decreased the fair value of the reinsurance contract asset by $263 million.
Benefits and Other Deductions

In the first nine months of 2016, total benefits and other deductions increased $853 million to $5.8 billion from $5.0 billion in the first nine months of 2015. The Insurance segment’s increase was principally due to $554 million higher interest credited to policyholders’ account balances, $244 million higher policyholders’ benefits, including a $200 million higher increase in GMDB/GMIB/GWBL/GMAB reserves (a $1.1 billion increase in the first nine months of 2016 as compared to an increase of $930 million in the first nine months of 2015) and $111 million higher DAC amortization partially offset by a $29 million decrease in commission expense, a $20 million decrease in compensation and benefits expense and $14 million lower other operating expense.

Policyholders’ benefits increased $244 million to $3.0 billion in the first nine months of 2016 from $2.8 billion in the first nine months of 2015. The increase was primarily due to the $199 million higher increase in GMDB/GMIB reserves (an increase of $1.1 billion in the first nine months of 2016 as compared to an increase of $901 million in the first nine months of 2015) and a $2 million higher increase in GWBL and GMAB reserves (an increase of $30 million in the first nine months of 2016 as compared to an increase of $28 million in the first nine months of 2015); both periods reflecting changes in interest rates and equity markets. The $1.1 billion increase in GMDB/GMIB reserves in the first nine months of 2016 includes a $56 million decrease in GMDB/GMIB reserves as a result of the December 2015 buyback. Other increase in policyholders benefits include $58 million higher benefits paid and $36 million additional loss recognition in Non-par Wind-up annuity reserves. Partially offsetting these increases is a $111 million decrease in policyholders’ reserves as a result of updates in the model used to calculate the VISL policyholder benefit reserves, including an update to the premium load calculation on dynamic premiums within the interest sensitive life reserve model as well as a $28 million lower policyholder dividend expense.

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

In the first nine months of 2016, interest credited to policyholders’ account balances totaled $1.1 billion, an increase of $554 million from the $583 million reported in the first nine months of 2015 primarily due to higher interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $338 million in the first nine months of 2016, a $20 million decrease from $358 million in the first nine months of 2015. The decrease is primarily a result of a $52 million decrease in employee benefit costs and stock plan expenses partially offset by $32 million higher employee salaries.

In the first nine months of 2016, commission expense totaled $812 million, a decrease of $29 million compared to the first nine months of 2015, principally due to a decrease in indexed universal life product sales.

In the first nine months of 2016, interest expense totaled $9 million; a decrease of $6 million from $15 million in the first nine months of 2015. The decrease is due to the repayment at maturity of a $200 million callable 7.7% surplus note to third parties during fourth quarter 2015, partially offset by $4 million higher interest expense on repurchase agreement transactions.

DAC amortization was $359 million in the first nine months of 2016, an increase of $111 million from $248 million of DAC amortization in the first nine months of 2015. DAC amortization in the first nine months of 2016 included $9 million of favorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates to the mortality assumption as a result of favorable mortality experience and updates to the persistency assumption on certain VISL products which decreased the amortization of DAC by $102 million partially offset by updates to the General Account spread assumption to reflect lower expected investment yields and the impact of reflecting the updated benefit reserve projection in the DAC calculation which increased the amortization of DAC by $110 million. Other one-time updates including balance true ups which decreased the amortization of DAC by $18 million. DAC amortization in the first nine month of 2015 included $138 million of favorable changes in expected future margins on VISL products (partially offset in the initial fee liability) including updates to the RTM and lapse assumptions in the third quarter of 2015 which decreased the amortization of DAC by $92 million and $22 million respectively. Other drivers offsetting the increase in DAC amortization primarily resulted from baseline amortization and DAC reactivity to realized capital gains (losses).

DAC capitalization totaled $439 million in the first nine months of 2016, a decrease of $17 million from the $456 million reported in the first nine months of 2015. The decrease was primarily due to a $16 million and $1 million decrease in first year commissions and deferrable operating expenses, respectively.

Other operating costs and expenses totaled $538 million in the first nine months of 2016, a decrease of $14 million from the $552 million reported in the first nine months of 2015. The decrease of $14 million is primarily related to $47 million lower other general and administrative expenses partially offset by a $21 million donation to the AXA Foundation from the proceeds received from the sale of artwork in the first nine months of 2016 and $12 million higher amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.
Premiums and Deposits.

Over the past several years, the Company has modified its product portfolio with the objective of offering a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk.

The following table lists sales for major insurance product lines for the third quarter and first nine months of 2016. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.
Premiums and Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Retail:
Annuities
First year	$902	$955	$2,704	$2,743
Renewal	459	470	1,647	1,631
	1,361	1,425	4,351	4,374
Life(1)
First year	49	42	113	115
Renewal	417	400	1,242	1,264
	466	442	1,355	1,379
Other(2)
Renewal	62	59	169	122
	62	59	169	123
Total retail	1,889	1,926	5,875	5,876
Wholesale:
Annuities
First year	1,219	1,026	3,393	3,025
Renewal	66	63	217	180
	1,285	1,089	3,610	3,205
Life(1)
First year	7	7	18	23
Renewal	177	168	523	467
	184	175	541	490
Total wholesale	1,469	1,264	4,151	3,695
Total Premiums and Deposits	$3,358	$3,190	$10,026	$9,571

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for third quarter 2016 were $3.4 billion, a $168 million increase from $3.2 billion in third quarter 2015, while total first year premiums and deposits increased $147 million to $2.2 billion in third quarter 2016 from $2.0 billion in third quarter 2015. The annuity line’s first year premiums and deposits increased $140 million to $2.1 billion principally due to the $193 million increase in sales in the wholesale channel partially offset by a $53 million decrease in sales from the retail channel. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone®. First year premiums and deposits for the life insurance products increased $7 million, primarily due to a increase in sales of insurance products in the retail channel reflecting higher sales of interest sensitive life products partially offset by lower sales of Indexed universal life products.

Total premiums and deposits for insurance and annuity products for the first nine months of 2016 were $10.0 billion, a $455 million increase from $9.6 billion in the first nine months of 2015 while total first year premiums and deposits increased $321 million to $6.2 billion in the first nine months of 2016 from $5.9 billion in the first nine months of 2015. The annuity line’s first year premiums and deposits increased $329 million to $6.1 billion principally due to the $368 million increase in sales in the wholesale channel. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone® and Accumulator® products. First year premiums and deposits for the life insurance products decreased $7 million, primarily due to a decrease in sales of Indexed universal life insurance products in both the retail and wholesale channels.
Surrenders and Withdrawals.
The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.
Surrenders and Withdrawals(1)

	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Annuities	$1,919	$1,780	$5,943	$5,444	6.5%	6.1%
Variable and interest-sensitive life	188	169	528	546	3.5%	3.6%
Traditional life	46	54	149	146	2.7%	2.6%
Total	$2,153	$2,003	$6,620	$6,136

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $150 million, from $2.0 billion in the third quarter 2015 to $2.2 billion in the third quarter 2016. There was an increase of $139 million and $19 million in annuity and VISL products, respectively and a decrease of $8 million in traditional life products surrenders and withdrawals.

Surrenders and withdrawals increased $484 million, from $6.1 billion in the first nine months of 2015 to $6.6 billion in the first nine months of 2016. There was an increase of $499 million and $3 million in annuities and traditional life, respectively, and a decrease of $18 million in VISL products surrenders and withdrawals. The increase in individual annuities surrenders for the first nine months of 2016 is due to the impact of $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the first quarter of 2016.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for the third quarter and first nine months of 2016.

Investment Management - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Revenues:
Investment advisory and services fees	$490	$486	$1,418	$1,496
Bernstein research services	110	127	352	375
Distribution revenues	98	105	288	326
Other revenues	26	26	74	77
Commissions, fees and other income	724	744	2,132	2,274
Net investment income (loss)	27	(7)	112	15
Investment gains (losses), net	(1)	1	(1)	2
Total revenues	750	738	2,243	2,291
Expenses:
Compensation and benefits	324	323	947	998
Distribution related payments	96	97	276	300
Amortization of deferred sales commissions	10	12	32	37
Interest expense	1	—	2	1
Rent expense	31	32	94	96
Amortization of other intangible assets, net	7	7	21	21
Other operating costs and expenses	98	129	381	393
Total expenses	567	600	1,753	1,846
Earnings (Loss) from Operations before Income Taxes	$183	$138	$490	$445
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues

Revenues totaled $750 million in third quarter 2016, an increase of $12 million from $738 million in third quarter 2015. The increase is primarily due to an increase of $34 million in Net investment income and $4 million higher Investment advisory and service fee income, partially offset by $17 million lower Bernstein research revenues and $7 million lower Distribution revenues.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In third quarter 2016, Investment advisory and services fees totaled $490 million; $4 million higher from the $486 million in third quarter 2015. The increase is principally due to higher base fees of $4 million. Private Wealth Management investment advisory and services and Institutional investment advisory and services increased $2 million and $1 million, respectively. The overall increase is primarily due to higher average AUM during the third quarter 2016, as compared to the third quarter 2015.

Bernstein research services had revenues of $110 million in third quarter 2016; a $17 million decrease when compared to third quarter 2015. The decrease was the result of a steep drop in market trading volumes across the U.S. and Europe.

Distribution revenues were $98 million in the third quarter 2016, a decrease of $7 million as compared to the $105 million revenue in third quarter 2015, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $34 million increase in net investment income to $27 million in third quarter 2016 as compared to the $7 million of investment loss in third quarter 2015 was principally due to $32 million higher income from seed capital investments, $22 million higher income from AB private equity investment fund and other consolidated VIE investments, $8 million of investment income from trading account securities supporting AB’s deferred compensations plans and $3 million higher dividend and interest income partially offset by $31 million lower investment income from derivative instruments. ($8 million of investment losses from derivative instruments in the third quarter of 2016 as compared to $23 million of investment income from derivative instruments in the third quarter of 2015).

Expenses

The Investment Management segment’s total expenses were $567 million in third quarter 2016, a decrease of $33 million from the $600 million in third quarter 2015 attributed to lower other operating expenses.

For third quarter 2016, employee compensation and benefits expenses for the Investment Management segment were $324 million, an increase of $1 million as compared to $323 million in third quarter 2015. The increase was primarily attributable to higher incentive compensation of $2 million offset by lower fringes and other costs of $1 million.

The distribution related payments decreased $1 million to $96 million in third quarter 2016 from $97 million in the third quarter 2015 primarily as a result of lower distribution revenues.

The $31 million decrease in other operating costs and expenses to $98 million for third quarter 2016 as compared to $129 million in third quarter 2015 was primarily due to expense related to VIEs.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues

Revenues totaled $2.2 billion in the first nine months of 2016, a decrease of $48 million from $2.3 billion in the first nine months of 2015. The decrease is primarily due to a $78 million decrease in Investment advisory and services fees, $38 million lower Distribution revenues, a $23 million decrease in Bernstein research revenues and a $3 million decrease in other revenues partially offset by $97 million higher Net investment income.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In the first nine months of 2016, Investment advisory and services fees totaled $1.4 billion, a decrease of $78 million from the $1.5 billion in the first nine months of 2015. The decrease includes a decrease in base fees and performance-based fees of $62 million and $16 million, respectively. Retail investment advisory and services fees, Institutional investment advisory and services, Private Wealth Management base and performance fees decreased $51 million, $25 million and $2 million, respectively primarily due to a decrease in average AUM during the first nine months of 2016, as compared to the first nine months of 2015.

Bernstein research revenues decreased $23 million to $352 million in the first nine months of 2016 when compared to first nine months of 2015. The decrease was the result of declines in client revenues across the U.S., Europe and Asia.

Distribution revenues were $288 million in the first nine months of 2016, a decrease of $38 million as compared to the $326 million in the first nine months of 2015, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $97 million increase in net investment income to $112 million in the first nine months of 2016 as compared to $15 million in the first nine months of 2015 was principally due to a $65 million investment gain from the sale of an investment holding $42 million higher income from seed capital investments, $17 million higher income from AB private equity investment fund and other consolidated VIE investments partially offset by a $37 million lower investment income from derivative instruments ($17 million of investment losses from derivative instruments in the first nine months of 2016 as compared to $20 million of investment income from derivative instruments in the first nine months of 2015).

Expenses

The Investment Management segment’s total expenses were $1.8 billion in the first nine months of 2016, a decrease of $93 million from the $1.8 billion in the first nine months of 2015 attributed to lower compensation and benefits and lower distribution related expenses partially offset by $12 million higher Other operating charges.

For the first nine months of 2016, employee compensation and benefits expenses for the Investment Management segment were $947 million, a decrease of $51 million as compared to $1.0 billion in the first nine months of 2015. The decrease was primarily attributable to lower incentive compensation of $51 million, lower commissions of $6 million, and lower fringes and other costs of $5 million partially offset by an increase in base compensation of $9 million, reflecting higher severance costs.

The distribution related payments decreased $24 million to $276 million in the first nine months of 2016 from $300 million in the first nine months of 2015 primarily as a result of lower distribution revenues.

The $12 million decrease in other operating costs and expenses to $381 million for the first nine months of 2016 as compared to $393 million in the first nine months of 2015 was primarily due to a $25 million real estate charges recorded in the first nine months of 2016 offset by a decrease in other general and administrative expenses.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

			At or For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
FEES
Third party	$473	$468	$1,363	$1,442
General Account and other	12	12	35	34
AXA Financial Insurance Segment Separate Accounts	7	7	20	21
Total Fees	$492	$487	$1,418	$1,497
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)			$402,454	$384,711
General Account and other(2)			56,161	47,871
AXA Financial Insurance Segment Separate Accounts(3)			31,585	30,318
Total AB			490,200	462,900
Insurance Segment
General Account and other(4)			21,138	20,244
AXA Financial Insurance Segment Separate Accounts			80,941	75,961
Total Insurance Segment			102,079	96,205
Total by Account:
Third party			402,454	384,711
General Account and other			77,299	68,115
AXA Financial Insurance Segment Separate Accounts			112,526	106,279
Total Assets Under Management			$592,279	$559,105

(1)
Includes $46.5 billion and $40.6 billion of assets managed on behalf of AXA affiliates at September 30, 2016 and 2015, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial Insurance Segment.

(3)
Includes $1.8 billion and $1.7 billion of MONY America Separate Accounts’ assets and $31.6 billion and $30.3 billion of AXA Equitable Separate Accounts’ assets managed by AB at September 30, 2016 and 2015, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $21.1 billion and $20.2 billion at September 30, 2016 and 2015, respectively, as well as mortgages and equity real estate totaling $8.8 billion and $7.3 billion at September 30, 2016 and 2015, respectively.

Fees for assets under management decreased 5.3% for the first nine months of 2016 from the comparable period of 2015, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at September 30, 2016 increased $33.2 billion to $592.3 billion. The $33.2 billion increase at September 30, 2016 as compared to September 30, 2015 primarily resulted from market appreciation and an acquisition of $2.5 billion of AUM partially offset by net outflows and a $3.0 billion AUM adjustment due to AB’s  shift from providing asset management services to consulting services for a client.
Changes in assets under management at AB for the three and nine months ended September 30, 2016 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of July 1, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5
Long-term flows:
Sales/new accounts	3.4	0.1	13.5	2.2	—	0.7	19.9
Redemptions/terminations	(7.2)	(0.1)	(13.5)	(1.0)	(0.2)	(7.1)	(29.1)
Cash flow/unreinvested dividends	(1.0)	0.2	(2.9)	(0.1)	(0.4)	(1.9)	(6.1)
Net long-term (outflows) inflows	(4.8)	0.2	(2.9)	1.1	(0.6)	(8.3)	(15.3)
Acquisition	—	—	—	—	—	2.5	2.5
Market appreciation (depreciation)	6.7	2.0	3.4	—	0.3	1.1	13.5
Net change	1.9	2.2	0.5	1.1	(0.3)	(4.7)	0.7
Balance as of September 30, 2016	$111.1	$48.5	$229.9	$38.2	$11.6	$50.9	$490.2
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	10.1	0.4	34.1	6.6	0.2	2.2	53.6
Redemptions/terminations	(14.9)	(0.5)	(24.3)	(3.1)	(0.5)	(8.3)	(51.6)
Cash flow/unreinvested dividends	(1.6)	(0.6)	(6.7)	—	0.9	(3.7)	(11.7)
Net long-term (outflows) inflows	(6.4)	(0.7)	3.1	3.5	0.6	(9.8)	(9.7)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustment (3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation (depreciation)	6.9	2.8	19.4	1.2	1.0	1.7	33.0
Net change	0.5	2.1	22.5	4.7	1.6	(8.6)	22.8
Balance as of September 30, 2016	$111.1	$48.5	$229.9	$38.2	$11.6	$50.9	$490.2

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

(3)
During the third quarter of 2016, AB’s AUM decreased by $3.0 billion due to AB’s  shift from providing asset management services to consulting services for a client.  In addition, AB previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Average assets under management at AB by distribution channel and investment services were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(In billions)				(In billions)
Distribution Channel:
Institutions	$250.0	$240.8	$9.2	3.8%	$244.3	$244.1	$0.2	(1.6)%
Retail	161.5	158.6	2.9	1.8%	157.1	161.6	(4.5)	(7.0)%
Private Wealth Management	80.5	76.8	3.7	4.8%	78.5	77.2	1.3	(40.0)%
Total	$492.0	$476.2	$15.8	3.3%	$479.9	$482.9	$(3.0)	(3.2)%
Investment Service:
Equity Actively Managed	$110.8	$111.2	$(0.4)	(0.4)%	$109.1	$113.4	$(4.3)	(6.1)%
Equity Passively Managed(1)	47.9	48.3	(0.4)	(0.8)%	46.2	49.8	(3.6)	(12.3)%
Fixed Income Actively Managed – Taxable	230.1	212.9	17.2	8.1%	221.0	219.9	1.1	(5.5)%
Fixed Income Actively Managed – Tax-exempt	37.7	32.7	5.0	15.3%	35.9	32.5	3.4	6.2%
Fixed Income Passively Managed(1)	11.6	10.3	1.3	12.6%	10.9	10.2	0.7	1.5%
Other(2)	53.9	60.8	(6.9)	(11.3)%	56.8	57.1	(0.3)	15.1%
Total	$492.0	$476.2	$15.8	3.3%	$479.9	$482.9	$(3.0)	(3.2)%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.
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

Net General Account Investment Assets
September 30, 2016

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$36,480	$2,132	$34,348
Mortgage loans on real estate	8,769	59	8,710
Policy Loans	3,371	(104)	3,475
Other equity investments	1,454	164	1,290
Trading securities	8,702	301	8,401
Other invested assets	1,946	1,946	—
Total investments	60,722	4,498	56,224
Cash and cash equivalents	3,658	2,889	769
Short-term debt	(387)	(387)	—
Total	$63,993	$7,000	$56,993

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

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended September 30,
	2016		2015
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.21%	$345	4.28%	$330
Ending assets		32,706		30,709
Below investment grade
Income	6.10%	24	7.55%	28
Ending assets		1,642		1,415
Mortgages:
Income (loss)	4.97%	106	4.85%	85
Ending assets		8,710		7,140
Other Equity Investments:
Income (loss)	6.81%	22	9.00%	32
Ending assets		1,290		1,389
Policy Loans:
Income	6.05%	53	6.08%	53
Ending assets		3,475		3,504
Cash and Short-term Investments:
Income		2		(1)
Ending assets		769		1,654
Trading Securities:
Income	1.09%	22		21
Ending assets		8,401		6,034
Total Invested Assets:
Income	3.95%	574	4.12%	548
Ending Assets		56,993		51,845
Short-term and long-term debt:
Interest expense and other		—		(3)
Ending assets (liabilities)		—		(205)
Total:
Investment income	4.07%	574	4.30%	545
Less: investment fees	(0.12)%	(17)	(0.11)%	(13)
Investment Income, Net	3.95%	$557	4.19%	$532
Ending Net Assets		$56,993		$51,640

	Nine Months Ended September 30,				Year Ended December 31, 2015
	2016		2015
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.08%	$983	4.26%	$979	$1,299
Ending assets		32,706		30,709	30,777
Below investment grade
Income	6.68%	78	7.26%	88	109
Ending assets		1,642		1,415	1,321
Mortgages:
Income (loss)	5.98%	360	5.16%	266	354
Ending assets		8,710		7,140	7,480
Other Equity Investments:
Income (loss)	4.10%	40	6.24%	70	66
Ending assets		1,290		1,389	1,341
Policy Loans:
Income	6.00%	156	6.04%	159	213
Ending assets		3,475		3,504	3,499
Cash and Short-term Investments:
Income		7		(2)	(2)
Ending assets		769		1,654	711
Trading Securities:
Income	3.03%	164		55	44
Ending assets		8,401		6,034	6,303
Total Invested Assets:
Income	4.23%	1,788	4.24%	1,615	2,083
Ending Assets		56,993		51,845	51,432
Short-term debt:
Interest expense and other		—	—%	(13)	(9)
Ending assets (liabilities)		—		(205)	—
Total:
Investment Income	4.38%	1,788	4.25%	1,602	2,074
Less: investment fees	(0.11)%	(46)	(0.10)%	(39)	(55)
Investment Income, Net	4.27%	$1,742	4.15%	$1,563	$2,019
Ending Net Assets		$56,993		$51,640	$51,432
Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At September 30, 2016, 76.0% of the fixed maturity portfolio was publicly traded. At September 30, 2016, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $454 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain, the Republic of Ireland and the United Kingdom.  The General Account had $2.1 billion or 6.3% of exposure to the oil and gas industry ($1.4 billion in the Energy sector, $597 million in the Utility sector and $89 million in other sectors) at September 30, 2016. Of the total oil and gas industry related securities the General Account held at September 30, 2016 an amortized cost of $194 million or 9.1% was below investment grade. See “Fixed Maturities by Industry” below.

The increase in the book yield for the nine months ended September 30, 2016 when compared to the comparable 2015 period was primarily due to loan prepayment income from an affiliate.

Fixed Maturities by Industry
The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At September 30, 2016:
Corporate Securities:
Finance	$5,093	$263	$1	$5,355
Manufacturing	5,909	446	4	6,351
Utilities	3,328	325	1	3,652
Services	3,079	225	3	3,301
Energy	1,435	98	19	1,514
Retail and wholesale	1,090	62	1	1,151
Transportation	818	74	1	891
Other	78	6	—	84
Total corporate securities	20,830	1,499	30	22,299
U.S. government and agency	10,900	1,462	20	12,342
Commercial mortgage-backed	454	24	82	396
Residential mortgage-backed(2)	519	33	—	552
Preferred stock	541	60	—	601
State & municipal	432	93	1	524
Foreign governments	361	41	8	394
Asset-backed securities	52	10	1	61
Total	$34,089	$3,222	$142	$37,169
At December 31, 2015
Corporate Securities:
Finance	$4,680	$188	$18	$4,850
Manufacturing	5,837	270	110	5,997
Utilities	3,235	200	44	3,391
Services	2,942	126	35	3,033
Energy	1,728	46	96	1,678
Retail and wholesale	1,069	38	10	1,097
Transportation	819	49	12	856
Other	74	2	1	75
Total corporate securities	20,384	919	326	20,977
U.S. government and agency	8,783	279	305	8,757
Commercial mortgage-backed	591	29	87	533
Residential mortgage-backed(2)	607	32	—	639
Preferred stock	592	57	2	647
State & municipal	437	68	1	504
Foreign governments	397	36	17	416
Asset-backed securities	68	10	1	77
Total	$31,859	$1,430	$739	$32,550

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.2 billion, or 3.5%, of the total fixed maturities at September 30, 2016 and $895 million, or 2.8%, of the total fixed maturities at December 31, 2015. Gross unrealized losses on public and private fixed maturities decreased from $739 million at December 31, 2015 to $142 million at September 30, 2016. Below investment grade fixed maturities represented 42% and 12.4% of the gross unrealized losses at September 30, 2016 and December 31, 2015, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in third quarter 2016 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)
At September 30, 2016:
1	Aaa, Aa, A	$18,513	$2,150	$36	$20,627
2	Baa	6,708	584	6	7,286
	Investment grade	25,221	2,734	42	27,913

3	Ba	387	9	3	393
4	B	174	1	4	171
5	C and lower	19	—	4	15
6	In or near default	2	—	—	2
	Below investment grade	582	10	11	581
Total Public Fixed Maturities		$25,803	$2,744	$53	$28,494

At December 31, 2015
1	Aaa, Aa, A	$16,263	$789	$360	$16,692
2	Baa	6,831	332	137	7,026
	Investment grade	23,094	1,121	497	23,718
3	Ba	354	4	29	329
4	B	101	—	7	94
5	C and lower	28	—	2	26
6	In or near default	3	—	—	3
	Below investment grade	486	4	38	452
Total Public Fixed Maturities		$23,580	$1,125	$535	$24,170

(1)	At September 30, 2016 and 2015, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At September 30, 2016:
1	Aaa, Aa, A	$4,024	$247	$36	$4,235
2	Baa	3,643	223	5	3,861
	Investment grade	7,667	470	41	8,096
3	Ba	435	4	18	421
4	B	95	1	2	94
5	C and lower	70	—	17	53
6	In or near default	19	3	11	11
	Below investment grade	619	8	48	579
Total Private Fixed Maturities		$8,286	$478	$89	$8,675

At December 31, 2015:
1	Aaa, Aa, A	$4,167	$180	$47	$4,300
2	Baa	3,703	120	103	3,720
	Investment grade	7,870	300	150	8,020
3	Ba	243	1	7	237
4	B	46	—	7	39
5	C and lower	76	—	17	59
6	In or near default	44	4	23	25
	Below investment grade	409	5	54	360
Total Private Fixed Maturities		$8,279	$305	$204	$8,380

(1)
Includes, as of September 30, 2016 and December 31, 2015, respectively, 16 securities with amortized cost of $247 million (fair value, $250 million) and 19 securities with amortized cost of $313 million (fair value, $307 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At September 30, 2016:
1	Aaa, Aa, A	$10,056	$738	$2	$10,792
2	Baa	9,727	744	8	10,463
	Investment grade	19,783	1,482	10	21,255

3	Ba	809	13	19	803
4	B	217	2	1	218
5	C and lower	20	—	—	20
6	In or near default	1	2	—	3
	Below investment grade	1,047	17	20	1,044
Total Corporate Fixed Maturities		$20,830	$1,499	$30	$22,299

At December 31, 2015:
1	Aaa, Aa, A	$9,800	$514	$54	$10,260
2	Baa	9,911	396	232	10,075
	Investment grade	19,711	910	286	20,335
3	Ba	568	6	36	538
4	B	75	—	3	72
5	C and lower	29	—	1	28
6	In or near default	1	3	—	4
	Below investment grade	673	9	40	642
Total Corporate Fixed Maturities		$20,384	$919	$326	$20,977

(1)
Includes, as of September 30, 2016 and December 31, 2015, respectively, 16 securities with amortized cost of $247 million (fair value, $250 million) and 18 securities with amortized cost of $312 million (fair value, $306 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At September 30, 2016, the amortized cost and fair value of asset backed securities held were $52 million and $61 million, respectively; at December 31, 2015, those amounts were $68 million and $77 million, respectively. At September 30, 2016, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $6 million and $6 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $15 million and $14 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).
Commercial Mortgage-Backed Securities
September 30, 2016

	Moody’s Agency Rating					Total	Total at December 31, 2015
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$15	$2	$3	$8	$29	$57	$103
2005	3	—	1	21	116	141	217
2006	—	—	—	15	169	184	196
2007	—	—	—	—	72	72	75
Total CMBS	$18	$2	$4	$44	$386	$454	$591
At fair value:
2004 and Prior Years	$16	$2	$3	$8	$25	$54	$96
2005	3	—	1	22	113	139	212
2006	—	—	—	15	124	139	157
2007	—	—	—	—	64	64	68
Total CMBS	$19	$2	$4	$45	$326	$396	$533
Mortgages
Investment Mix
At September 30, 2016 and December 31, 2015, respectively, approximately 15.4% and 14.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated. A portion of the funds used to originate new mortgage loans in 2016 were received from the issuance of approximately $1.0 billion of long term funding agreements to the FHLBNY.

	September 30, 2016	December 31, 2015
	(In Millions)
Commercial mortgage loans	$6,307	$5,230
Agricultural mortgage loans	2,470	2,330
Total Mortgage Loans	$8,777	$7,560

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	September 30, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Middle Atlantic	$2,360	26.9%	$2,101	27.8%
Pacific	2,355	26.8	2,014	26.6
South Atlantic	1,069	12.2	879	11.6
West North Central	692	7.9	603	8.0
Mountain	636	7.3	567	7.5
East North Central	578	6.6	535	7.1
West South Central	415	4.7	413	5.5
New England	372	4.2	272	3.6
East South Central	300	3.4	176	2.3
Total Mortgage Loans	$8,777	100.0%	$7,560	100.0%
By Property Type:
Office buildings	$2,747	31.3%	$2,251	29.8%
Agricultural properties	2,470	28.1	2,330	30.8
Apartment complexes	2,164	24.7	1,622	21.5
Retail stores	531	6.0	471	6.2
Industrial buildings	385	4.4	377	5.0
Hospitality	357	4.1	400	5.3
Other	123	1.4	109	1.4
Total Mortgage Loans	$8,777	100.0%	$7,560	100.0%
At September 30, 2016, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 61.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 46.0%.

The following table provides information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of September 30, 2016. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
September 30, 2016

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$899	$288	$344	$495	$275	$49	$2,350
50% - 70%	2,774	571	821	1,165	299	50	5,680
70% - 90%	254	64	134	146	28	46	672
90% plus	33	—	27	15	—	—	75
Total Commercial and Agricultural Mortgage Loans	$3,960	$923	$1,326	$1,821	$602	$145	$8,777

(1)	The debt service coverage ratio is calculated using actual results from property operations.
The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2016.
Mortgage Loans by Year of Origination

	September 30, 2016
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2016	$2,267	25.8%
2015	1,405	16.0%
2014	1,333	15.2%
2013	1,663	19.0%
2012	965	11.0%
2011 and prior	1,144	13.0%
Total Mortgage Loans	$8,777	100.0%

At September 30, 2016 and December 31, 2015, respectively, $19 million and $32 million of mortgage loans were classified as problem loans while $60 million and $63 million were classified as potential problem loans and $15 million and $16 million were classified as restructured loans.

The TDR mortgage loan shown in the table below has been modified four times since 2011.  The modifications were to extend the maturity from its original maturity of November 5, 2014 to December 5, 2016 and to extend interest only payments through maturity.  In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of the majority of the underlying collateral and $32 million from a charge-off.  The remaining $15 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow, supporting the mortgage loan.  Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications
September 30, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	15	15
There were no default payments on the above loan during the first nine months of 2016.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2016 and 2015.

	2016	2015
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$6	$37
Charge-offs	—	(1)
Recoveries	(2)	—
Provision	4	2
Ending Balance, September 30,	$8	$38
Ending Balance, September 30,:
Individually Evaluated for Impairment	$8	$38
Other Equity Investments
At September 30, 2016, private equity partnerships, hedge funds and real-estate related partnerships were 89.5% of total other equity investments. These interests, which represent 2.1% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments. The General Account had $0.1 million of exposure (less than 0.1% of other equity investments) to private equity partnerships denominated in British currency at September 30, 2016.
Other Equity Investments - Classifications

	September 30, 2016	December 31, 2015
	(In Millions)
Common stock	$141	$105
Joint ventures and limited partnerships:
Private equity	828	884
Hedge funds	241	254
Real estate related	128	106
Total Other Equity Investments	$1,338	$1,349

Derivatives
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps, equity options as well as bond and repo transactions to support the hedging, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.
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
Derivatives utilized to hedge risks associated with interest margins on Interest Sensitive Life and Annuity Contracts and interest-rate risk arising from commercial mortgage loans
Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, is intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. From time to time the Company uses interest rate swaptions and other instruments to reduce the risk associated with minimum guarantees on these interest-sensitive contracts.

The Company originates non-recourse commercial real estate mortgage loans, the terms of which may result in short term economic interest rate risk between loan commitment and funding. The company uses forward interest-rate swaps to protect against interest rate fluctuations during this period, which are disposed at loan funding. Realized gains and losses from the disposition are amortized over the life of the loan.

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
Periodically the Company enters into futures on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned from the Company’s Separate Account products.
Derivatives utilized for General Account Investment Portfolio
Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The SNAC under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
Periodically, the Company purchases TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty, in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.
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
Derivative Instruments by Category

	At September 30, 2016			Gains (Losses) Reported in Net Earnings (Loss) Nine Months Ended September 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$5,857	$—	$—	$(578)
Swaps	3,272	5	107	(185)
Options	10,124	1,657	915	435
Interest rate contracts:(1)
Floors	1,500	23	—	4
Swaps	18,871	451	270	1,462
Futures	7,405	—	—	(23)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,712	18	19	10
Other freestanding contracts:(1)
Foreign currency contracts	350	1	12	(10)
Interest rate swaps - Forward	—	—	—	—
Net investment income (loss)				1,115
Embedded derivatives:
GMIB reinsurance contracts	—	13,113	—	2,543
GIB and GWBL and Other Features(2)	—	—	301	(117)
SCS, SIO MSO and IUL indexed features(3)	—	—	649	(441)
Total	$50,091	$15,268	$2,273	$3,100

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2015			Gains (Losses) Reported in Net Earnings (Loss) Nine Months Ended September 30, 2015
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,929	$—	$—	$290
Swaps	1,213	7	20	55
Options	7,358	1,042	653	(167)
Interest rate contracts:(1)
Floors	1,800	61	—	17
Swaps	13,653	348	104	158
Futures	8,685	—		(153)
Swaptions	—	—		118
Credit contracts:(1)
Credit default swaps	2,412	14	37	(1)
Net investment income				317
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	1,503
GWBL and Other Features(2)	—	—	184	(197)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	137
Total	$42,050	$12,042	$1,308	$1,760

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Dodd-Frank Wall Street Reform and Consumer Protection Act
Since June 2013, various new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act have become effective, requiring financial entities, including U.S. life insurers, to clear certain types of newly executed OTC derivatives with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of OTC derivatives covered by these regulations. Centrally cleared OTC derivatives, protected by initial margin requirements and higher quality collateral are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and cleared OTC derivative contracts. Further regulations will increase the amount and quality of collateral required to be posted for non-cleared OTC derivatives by requiring initial margin for uncleared swaps, as well as mandate thresholds, transfer timing, and haircuts for variation margin. Additional regulations are expected to reduce various risks, including the risk of a “run on the bank” scenario in the event of the insolvency of a dealer.

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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Fixed maturities	$(3)	$(2)	$21	$(18)
Other equity investments	(1)	(12)	(3)	(12)
Other	(1)	(3)	(2)	(2)
Total	$(5)	$(17)	$16	$(32)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$10	$16	$122	$30
Other	—	—	—	—
Total gross realized investment gains	10	16	122	30
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(10)	(14)	(35)	(32)
Gross losses on sales and maturities	(3)	(4)	(66)	(16)
Total gross realized investment losses	(13)	(18)	(101)	(48)
Total	$(3)	$(2)	$21	$(18)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Fixed Maturities:
Public fixed maturities	$—	$(14)	$(17)	$(21)
Private fixed maturities	(10)	—	(18)	(11)
Total fixed maturities securities	(10)	(14)	(35)	(32)
Equity securities	—	—	—	—
Total	$(10)	$(14)	$(35)	$(32)
For the third quarters of 2016 and 2015, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion supplements that found in the 2015 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”
Overview
The Company conducts operations in two business segments: the Insurance and Investment Management segments. The liquidity and capital resource needs of each of these segments are managed independently.
Analysis of Consolidated Statement of Cash Flows
Cash and cash equivalents of $3.7 billion at September 30, 2016 increased $638 million from $3.1 billion at December 31, 2015.
Net cash used in operating activities was $210 million in the first nine months of 2016, $283 million higher than the $73 million net cash used in operating activities in the first nine months of 2015. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $4.1 billion in the first nine months of 2016; $3.3 billion higher than the $829 million net cash used in investing activities in the first nine months of 2015. The increase was principally due to $3.8 billion higher net purchase of investments and $68 million higher net purchases of short-term investments partially offset by a $383 million decrease in loans to affiliates and $144 million higher cash inflows from cash settlement related to derivatives, in the first nine months of 2016 as compared to the first nine months of 2015.
Cash flows provided by financing activities were $4.9 billion in the first nine months of 2016; $2.6 billion higher than the $2.3 billion net cash provided by financing activities in the first nine months of 2015. The impact of the net deposits to policyholders’ account balances was $5.7 billion and $2.8 billion in the first nine months of 2016 and 2015, respectively. Change in collateralized pledged assets and liabilities increased $138 million in the first nine months of 2016, compared to a decrease of $115 million in the first nine months of 2015. During the first nine months of 2016, the Company had net cash inflows of $332 million related to repurchase and reverse repurchase agreements compared to cash inflows of $708 million in the first nine months of 2015. Change in short term borrowings increased $197 million in the first nine months of 2016 compared to a decrease of $128 million in the first nine months of 2015, which primarily reflect AB’s commercial paper program activity. In the first nine months of 2016 and 2015 AXA Equitable paid $500 million and $517 million shareholder cash dividends to AXA Financial respectively.

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
General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$3,284	15.0%	$2,819	14.1%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	29	0.1%	31	0.2%
At contract value, less surrender charge of 5% or more	1,240	5.7%	1,399	7.0%
Subtotal	1,269	5.8%	1,430	7.2%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,392	79.2%	15,793	78.7%
Total Annuity Reserves And Deposit Liabilities	$21,945	100.0%	$20,042	100.0%
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
Off-Balance Sheet Transactions. At September 30, 2016 and December 31, 2015, the Insurance segment was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2015 Form 10-K.
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral.  AXA Equitable’s capacity with the FHLBNY is $4.0 billion. At September 30, 2016 and December 31, 2015, AXA Equitable had $1.5 billion and $500 million, respectfully, of outstanding funding agreements with the FHLBNY.  During the second quarter of 2016, AXA Equitable issued an additional $1.0 billion of funding agreements to the FHLBNY in order to increase investments in commercial mortgage loans. At September 30, 2016 and December 31, 2015, the total outstanding balance of repurchase agreements was $2.1 billion and $1.9 billion, respectively.  The Company utilized these funding and repurchase agreements for cash management, asset liability management and spread lending purposes.
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
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $608 million and $1.2 billion of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2016. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At September 30, 2016, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
AXA Equitable currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.1 billion at September 30, 2016) and/or letters of credit ($3.2 billion at September 30, 2016). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1.5 billion during 2016. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In the first nine months of 2016 and 2015, respectively, AXA Equitable paid $500 million and $517 million of shareholder cash dividends to its parent AXA Equitable Financial Services , LLC.
For the third quarter and first nine months of 2016 and 2015, respectively, AXA Equitable’s statutory net income (loss) totaled $448 million, $883 million, $25 million and $1.0 billion. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.5 billion and $5.8 billion at September 30, 2016 and December 31, 2015, respectively.
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
At September 30, 2016 and December 31, 2015, respectively, AB had $387 million and $584 million, outstanding under its commercial paper program.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB’s management expects to draw on the AB Credit Facility from time to time. As of September 30, 2016 and December 31, 2015, AB had no amounts outstanding under the AB Credit Facility.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.
As of September 30, 2016 and December 31, 2015, AB had no amounts outstanding under the AB Credit Facility. During the first nine months of 2016 and 2015, AB did not draw upon the AB Credit Facility.
In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit AB to borrow up to an aggregate of approximately $225 million while one line has no stated limit. As of September 30, 2016 and December 31, 2015, SCB LLC had $5 million and $4 million in bank loans outstanding at weighted average interest rates of approximately 1.1% and 1.2% respectively.
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

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,094 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $914.

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

Lastly, AXA has informed us that AXA France, an AXA insurance subsidiary, has identified a property insurance contract for Bank Sepah in Paris, France.  This business commenced in July 2016 for a total annual premium of approximately $1,400 and the annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $210.

The aggregate annual premium for the above-referenced insurance policies is approximately $24,644, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,697, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

Date: November 10, 2016	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: November 10, 2016		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller