Form 10-K
period 2016-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2017-03-24
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒
No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2016.
As of March 24, 2017, 2,000,000 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are incorporated by reference into Part I hereof.

i

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein L.P. (“AB”), an acceleration in deferred acquisition cost amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our guaranteed minimum income benefit reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA RE Arizona Company (“AXA Arizona”) hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law or interpretation thereof; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) our computer systems failing or their security being compromised; (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxvi) the perception of our brand and reputation in the marketplace; (xxvii) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxviii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxix) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AB; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the United States Securities and Exchange Commission.
AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.
BUSINESS1
GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States. We are part of a diversified financial services organization offering a broad spectrum of insurance, financial advisory and investment management products and services. Together with our subsidiaries, including AB, we are a leading asset manager, with total assets under management of approximately $582.7 billion at December 31, 2016, of which approximately $480.2 billion were managed by AB. We are an indirect, wholly-owned subsidiary of AXA Financial, which is an indirect, wholly-owned subsidiary of AXA. For additional information regarding AXA, see “Business - Parent Company.”

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance. The Insurance segment is principally comprised of the insurance business of AXA Equitable.

Investment Management. The Investment Management segment is principally comprised of the investment management business of AB. For additional information about AB, see AB’s Annual Report on Form 10-K for the year-ended December 31, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2017 (the “AB 10-K”), the AB Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2016, our economic interest in AB was 29.0%. At December 31, 2016, AXA and its subsidiaries’ total economic interest in AB was approximately 63.7%.

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

We offer a variety of term, variable and universal life insurance products, variable annuity products, employee benefit products, and investment products including mutual funds, principally to individuals, small and medium-size businesses and professional and trade associations. Variable annuity and variable life insurance products continue to account for the majority of our new sales. Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options. The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.
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

Universal Life. Universal life is a form of permanent life insurance that provides protection in case of death, as well as a savings or cash value component. The cash value of a universal life policy is based on the amount of premiums paid, the declared interest crediting rate and the policy charges. Unlike term life insurance, flexible premium universal life policies permit flexibility in the amount and timing of premium payments (within limits), and they generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value.

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

We offer an investment option, on our variable universal life product that offers a policyholder growth potential (up to a cap) and downside protection through a buffer. Through the use of the upside caps and a downside buffer, this investment option helps a policyholder manage volatility in his/her variable universal life policy, which may reduce or potentially eliminate losses.

Life insurance products accounted for 2.0% of our total first year premiums and deposits in 2016.

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

Annuity Products. We offer a variety of variable annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Our primary annuity product offerings include:

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

Certain of our variable annuity products offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include guaranteed minimum living benefits and/or an enhanced guaranteed minimum death benefit (“GMDB”). Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”) and guaranteed income benefits (“GIB”). We have issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates.”

In furtherance of our efforts to develop an innovative and diversified variable annuity product offering, over the past several years, we have introduced several new and/or enhanced variable annuities. Certain of these variable annuities do not offer enhanced guarantee features.

For example, we offer variable annuity products with index-linked features. These variable and index-linked annuities provide for asset accumulation and distribution needs. The index-linked feature allows the policyholder to make deposits into various segments, as determined by the policyholder. The segments are separate accounts whose performance is tied to that of a securities index, a commodities index, or exchange-traded fund that tracks an index for a set period (e.g. 1, 3, or 5 years). The risks associated with such segments are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon segment maturity. We currently offer segment buffers ranging from -10% to -30%. These variable annuity products do not offer enhanced guarantee features and they are general account obligations.

Variable annuity products continue to account for the majority of our sales, with 97.8% of our total first year premium and deposits in 2016 attributable to variable annuities. For additional information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employee Benefit Products. In 2016, we entered the group employee benefits business. We currently offer a suite of insurance products to small and medium-size businesses located in New York. Sales of employee benefit products to businesses located outside of New York are being issued through MONY America.

Our primary employee benefit product offerings include:

Dental. We have partnered with a leading national PPO network to provide flexible, comprehensive dental coverage, as well as access to an extensive network with approximately 200,000 dental access points and over 80,000 unique dental providers. Our plans cover routine cleanings, fillings and major dental procedures, as well as optional orthodontia and teeth whitening benefits.

Vision. We have partnered with a leading vision network with over 71,000 access points and nearly 4,500 participating retail chain locations. Our plans cover eye exams, glasses, and contact lenses as well as discounts on laser vision correction surgery.

Life Insurance. Life insurance can provide security and help offset financial burdens in the event of death. Additional benefits options can include supplemental life, voluntary life, or family protection.

Short- and Long-Term Disability. Disability insurance provides partial replacement of lost earnings for insured employees who become disabled, as defined by their plan provisions. Our products include both short- and long-term disability coverage options.

Deductible Insurance. Deductible insurance provides employees with access to additional coverage that can relieve the expenses of high out-of-pocket medical costs and help cover deductibles, coinsurance and copays.

Hospital-Plus. Hospital Plus (aka Hospital Indemnity) provides employees with coverage for a variety of expenses, including hospital stays, emergency room visits, rehabilitation and even childcare during hospitalization.

Critical Illness. Critical illness coverage protects employees from expenses that can arise from a serious illness, such as a heart attack, stroke, or cancer. Payments are made directly to employees and can be used for items not covered by their medical plans, such as paying for childcare or making necessary modifications to their home.

Sales of employee benefit products were not significant in 2016.

Retail Mutual Funds. AXA Equitable FMG (in this respect, d/b/a 1290 Asset Managers) serves as investment adviser and administrator to 1290 Funds, an open-end investment company currently consisting of eight retail mutual funds. At December 31, 2016, 1290 Funds had total net assets of $228.7 million. Portfolio management services for the retail mutual funds may be provided, on a sub-advisory basis, by various affiliated and unaffiliated sub-advisers.  AXA Investment Managers, Inc. and AXA Rosenberg Investment Management LLC provided sub-advisory services to the retail mutual funds representing approximately 27% of the total net assets in the retail mutual funds at December 31, 2016, and unaffiliated investment sub-advisers provided sub-advisory services in respect of the balance of the assets in the retail mutual funds.

Funding Agreements. We offer a funding agreement that offers an alternative to an escrow account used in a merger or acquisition transaction. These funding agreements provides acquiring and selling parties with the ability to preserve the principal value of escrow payments while earning a competitive crediting rate. We also issue funding agreements to receive advances from the Federal Home Loan Bank of New York (“FHLBNY”). The funding agreements issued to the FHLBNY require us to pledge qualified mortgage-backed assets and/or government securities as collateral. For additional information of funding agreements see “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, 7 and 16 of Notes to Consolidated Financial Statements.

For additional information regarding products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Premiums and Deposits.”

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Separate Account assets for individual variable annuities and variable life insurance policies totaled $111.4 billion at December 31, 2016. Of the 2016 year-end amount, approximately $99.4 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which our subsidiary, AXA Equitable FMG, serves as the investment manager and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

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

As of December 31, 2016, policyholders allocated $46.0 billion to the allocation portfolios of EQAT and VIP Trust and $53.4 billion to the individual portfolios of EQAT. Of the $99.4 billion invested in EQAT and VIP Trust, approximately 71% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 29% of these assets are actively managed.

Markets

We primarily target affluent and emerging affluent individuals and families, employees of public school systems, universities, not-for-profit entities and certain other tax-exempt organizations, small business owners and existing clients. Variable annuity products are primarily targeted to individuals saving for retirement or seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments), as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Variable and universal life insurance is targeted to individuals for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Our employee benefit products are targeted to small and medium-size businesses located in New York seeking to streamline employee benefits management. Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs. Mutual funds and other investment products add breadth and depth to the range of needs-based services and products we are able to provide.

Distribution

We distribute our products through retail and wholesale distribution channels.

Retail Distribution. Our products are offered on a retail basis by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. These financial professionals also have access to and can offer a broad array of annuity, life insurance, employee benefits products and investment products and services from unaffiliated insurers and other financial service providers.

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

Wholesale Distribution. AXA Distributors, our broker-dealer and insurance general agency subsidiary, distributes our annuity products on a wholesale basis through national and regional securities firms, independent financial planning and other broker-dealers, banks, property and casualty insurers, and brokerage general agencies. AXA Distributors also distributes our life insurance products on a wholesale basis principally through brokerage general agencies and property and casualty insurers.

For our employee benefits business we have developed targeted partnerships with influential regional, national and local brokers and general agents across the country. We have also developed strategic partnerships with other types of employee benefits distributors in the market - including private exchanges, health plans, and professional employer organizations.

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

Reinsurance. We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products with regard to a portion of the enhanced guarantee features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than approximately 1.0% of our total policy reserves (including Separate Accounts).

In 2016, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies. For amounts issued in excess of those limits, and for certain lower amounts, we typically obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by us in exchange for an agreed-upon premium.

We also have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005. At December 31, 2016, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 18.2% of our net amount at risk resulting from the GMIB feature and approximately 3.8% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2016.

In addition to non-affiliated reinsurance, we have ceded to our affiliate, AXA Arizona, a captive reinsurance company established by AXA Financial in 2003, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. The GMDB/GMIB reinsurance transaction currently allows for a more efficient use of our capital and design of our hedging programs. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007.

For additional information on reinsurance, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Notes 9 and 11 of Notes to Consolidated Financial Statements.

Hedging. We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMDB, GMIB, GWBL, and GIB liabilities and some associated fee revenue that have not been reinsured. A wide range of derivative contracts are used in these hedging programs. For GMDB, GMIB, GWBL and GIB, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GWBL and GIB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps and fixed income indices.

We also hedge crediting rates to mitigate certain risks associated with certain of our products and investment options that permit the contract owner to participate in the performance of an index, ETF or a commodity price movement up to a cap for a set period of time while we absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price. In order to support the returns associated with these products and features, we enter into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.

We also use derivatives contracts and other financial instruments for other asset and liability management purposes. This includes, among other things, the management of interest rate risks in the General Account, the hedging of interest rate risks in anticipated sales of variable annuities and the hedging of equity linked and commodity indexed crediting rates in life and annuity products.

For additional information about reinsurance and hedging strategies, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Derivatives - Liquidity and Capital Resources,” “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed. We also act as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although in practice, we currently use lower internal retention limits for life reinsurance assumed. We have also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. We generally discontinued our participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continue to be exposed to claims in connection with pools we participated in prior to that time. We audit or otherwise review the records of many of these reinsurance pools and arrangements as part of our ongoing efforts to manage our claims risk. For additional information on reinsurance assumed, see Notes 9 and 11 of Notes to Consolidated Financial Statements.

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

For our group employee benefit products that do not require submission of medical evidence, risk is assessed at the group level. We will set appropriate plans for the group based on demographic information and, on larger groups, will also evaluate the experience of the group. For group employee benefit products that require submission of medical evidence, risk is assessed at the individual level. For individual employee benefit products, guarantee issue is offered based on plan design and/or achievement of minimum participation requirements.

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

Our annuity, life insurance and employee benefit products are highly regulated and approved by the individual state regulators where these products are sold. Annuity products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. From time to time, we reevaluate the type and level of guarantee and other features currently being offered and may change the nature and/or pricing of such features for new sales.

We continually review our underwriting and pricing guidelines with a view to maintaining competitive offerings that are consistent with maintaining our financial strength and meeting profitability goals.

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AB. Our consolidated economic interest in AB as of December 31, 2016 was approximately 29.0%, including the general partnership interests held indirectly by AXA Equitable as the parent company of AllianceBernstein Corporation, the general partner (“AB General Partner”) of AB Holding and AB. For additional information about AB, see the AB 10-K.

Clients

AB provides research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and its sell-side business, Bernstein Research Services.

As of December 31, 2016, 2015, and 2014, AB’s client assets under management (“AUM”) were approximately $480 billion, $467 billion and $474 billion, respectively, and its net revenues as of each December 31, 2016, 2015 and 2014 were approximately $3.0 billion. AXA and its subsidiaries (including AXA Equitable), whose AUM consist primarily of fixed income investments, together constitute AB’s largest client. AB’s affiliates represented approximately 24%, 24% and 23% of its AUM as of December 31, 2016, 2015 and 2014, respectively, and AB earned approximately 5% of its net revenues from services it provided to its affiliates in each of those years.

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

Investment Services

AB’s broad range of investment services includes: (a) actively-managed equity strategies with global and regional portfolios across capitalization ranges and investment strategies, including value, growth, and core equities; (b) actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies; (c) passive management, including index and enhanced index strategies; (d) alternative investments, including hedge funds, funds of funds and private equity (e.g., direct real estate investing and direct lending); and (e) multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

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

AXA and its subsidiaries (including AXA Equitable) together constitute AB’s largest institutional client. AXA’s AUM accounted for approximately 35%, 33% and 32% of AB’s institutional AUM as of December 31, 2016, 2015 and 2014, respectively, and approximately 28%, 26% and 22% of AB’s institutional revenues for 2016, 2015 and 2014, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of AB’s net revenues for the year ended December 31, 2016.

As of December 31, 2016, 2015 and 2014, Institutional Services represented approximately 50%, 51% and 50%, respectively, of AB’s AUM, and the fees AB earned for providing these services represented approximately 14% of AB’s net revenues for each of those years.

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

The mutual funds AB sub-advises for AXA and its subsidiaries (including AXA Equitable) together constitute AB’s largest client. They accounted for approximately 21%, 22% and 21% of AB’s retail AUM as of December 31, 2016, 2015, and 2014, respectively, and approximately 4%, 4% and 3% of AB’s retail net revenues as of 2016, 2015 and 2014, respectively.

Certain subsidiaries of AXA, including AXA Advisors, a subsidiary of AXA Financial, were responsible for approximately 2%, 4% and 3% of total sales of shares of open-end AB Funds in 2016, 2015 and 2014, respectively. HSBC was responsible for approximately 12% of AB’s open-end AB Fund sales in 2016. UBS AG was responsible for approximately 8% and 11% of AB’s open-end AB Fund sales in 2015 and 2014, respectively. Neither AB’s affiliates, HSBC or UBS AG are under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of AB’s open-end AB Fund sales.

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

As of December 31, 2016, retail U.S. Fund AUM were approximately $41 billion, or 26% of retail AUM, as compared to $45 billion, or 29%, as of December 31, 2015, and $49 billion, or 30%, as of December 31, 2014. Non-U.S. Fund AUM, as of December 31, 2016, totaled $59 billion, or 37% of retail AUM, as compared to $52 billion, or 33%, as of December 31, 2015, and $57 billion, or 36%, as of December 31, 2014.

AB’s Retail Services represented approximately 33%, 33% and 34% of AB’s AUM as of December 31, 2016, 2015 and 2014, respectively, and the fees AB earned from providing these services represented approximately 42%, 45% and 46% of AB’s net revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

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

AB’s Private Wealth Services represented approximately 17%, 16% and 16% of AB’s AUM as of December 31, 2016, 2015 and 2014, and the fees AB earned from providing these services represented approximately 23%, 23% and 22% of AB’s net revenues for 2016, 2015 and 2014, respectively.

Bernstein Research Services. AB offers high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors, such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). AB serves its clients, which are based in the United States and in other major markets around the world, through AB’s trading professionals, who are primarily based in New York, London and Hong Kong, and AB’s sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock price movements.

AB earns revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate AB principally by directing AB to execute brokerage transactions on their behalf, for which AB earns commissions. These services accounted for approximately 16% of AB’s net revenues as of each December 31, 2016, 2015 and 2014.

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

EMPLOYEES

As of December 31, 2016, the Company had approximately 7,442 full time employees. Of these, approximately 4,004 were employed full-time by AXA Equitable and approximately 3,438 were employed full-time by AB.

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

The principal competitive factors affecting our business are our financial strength as evidenced, in part, by our financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of our brand in the marketplace; reputation and quality of service; the tax-favored status certain of our products receive under the current federal and state laws and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.

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

To grow its business, AB believes it must be able to compete effectively for AUM. Key competitive factors include (i) AB’s investment performance for clients; (ii) AB’s commitment to place the interests of its clients first; (iii) the quality of AB’s research; (iv) AB’s ability to attract, motivate and retain highly skilled, and often highly specialized, personnel; (v) the array of investment products AB offers; (vi) the fees AB charges; (vii) Morningstar/Lipper rankings for the AB Funds; (viii) AB’s ability to sell its actively-managed investment services despite the fact that many investors favor passive services; (ix) AB’s operational effectiveness; (x) AB’s ability to further develop and market its brand; and (xi) AB’s global presence.

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

We are required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which we do business. Such agencies may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on Legal and Regulatory Risk, see “Risk Factors.”

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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. The New York insurance laws were amended, effective for dividends paid in 2016 and thereafter, to permit payment of ordinary dividends without regulatory approval based on one of two standards. The first standard allows a domestic stock life insurer to pay an ordinary dividend out of earned surplus. The second standard allows an insurer to pay an ordinary dividend out of other than earned surplus if such insurer does not have sufficient positive earned surplus to pay an ordinary dividend. Dividends in excess of these limits are considered to be extraordinary transactions and require explicit approval from the NYDFS.

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

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by New York. ORSA requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments.  The assessment is documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. We have been filing an ORSA summary report with the NYDFS since 2015.

In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based reserving approach became effective for new business on January 1, 2017 in the states where it has been adopted with a three-year phase-in period. The NYDFS has publicly stated its intention to implement the principles-based reserving approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards.

Captive Reinsurer Regulation. As described above, we utilize a captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities.

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

In March 2015, the NAIC established the Variable Annuities Issues (E) Working Group to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding Actuarial Guideline 43 and C3 Phase II requirements. These recommendations generally focused on (i) mitigating the asset-liability mismatch between hedge instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater comparability. A variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, and there was a 90-day comment period on the proposal. This proposal included the initial recommendations from 2015, but also some new aspects. These recommendations, if adopted, would apply to all existing business and could significantly change the sensitivity of reserve and capital requirements to capital markets including interest rate and equity markets and create prescribed assumptions for policyholder behavior. While the exact nature and scope of the final framework is not predictable at this time, some of the recommendations being discussed in the current proposal would adversely impact the capital management benefits we receive under our reinsurance arrangement with AXA Arizona.

We cannot predict what, if any, changes may result from these reviews, further regulation and/or pending lawsuits regarding the use of captive reinsurers. If the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use our captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected. This could cause us to recapture the business reinsured to AXA Arizona and adjust the design of our risk mitigation and hedging programs. For additional information on our use of a captive reinsurance company, see “Business - Reinsurance and Hedging”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this legislation may be interpreted and enforced or the full extent to which implementing regulations and policies may affect us. Also, the Trump administration and Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended. There is considerable uncertainty with respect to the impact the Trump administration and Congressional majority may have, if any, and any changes likely will take time to unfold. We cannot predict the ultimate content, timing or effect of any reform legislation or the impact of potential legislation on us.

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

The DOL issued a final rule (the “Rule”) on April 6, 2016 that significantly expands the range of activities that would be considered to be fiduciary investment advice under ERISA when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and Individual Retirement Account (“IRA”) holders. Implementation of the Rule is currently scheduled to be phased in starting on April 10, 2017, although certain aspects of it covering existing business would not be implemented until January 1, 2018. In February 2017, however, the DOL was directed by executive order and memorandum (the “President’s Order and Memorandum”) to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. On March 2, 2017, the DOL submitted a proposal to delay for sixty days the applicability date of the Rule and invited comments on both the proposed extension and the examination described in the President’s Order and Memorandum. Comments on the proposed extension are due by March 17, 2017, and on the President’s Order and Memorandum by April 17, 2017. While the outcome of the foregoing cannot be anticipated at this time, it is likely to result in implementation of the Rule being delayed. Although implementation of the Rule remains uncertain, and is currently subject to judicial challenge, management continues to evaluate its potential impact on our business. If the Rule is implemented as planned, it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs, which may have a significant adverse effect on our business and consolidated results of operations

International Regulation

Regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. On July 18, 2013, the International Association of Insurance Supervisors (“IAIS”) published an initial assessment methodology for designating global systemically important insurers (“GSIIs”), as part of the global initiative launched by the G20 with the assistance of the Financial Stability Board (the “FSB”) to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity On the same date, the FSB published its initial list of nine GSIIs, which included the AXA Group. The GSII list is updated annually following consultation with the IAIS and respective national supervisory authorities. The AXA Group remained on the list as updated in November 2014, 2015 and 2016.

On July 18, 2013, the FSB published its initial list of nine GSIIs, which included the AXA Group. The GSII list is updated annually following consultation with the IAIS and respective national supervisory authorities. The AXA Group remained on the list as updated in November 2014, 2015 and 2016. The policy measures for GSIIs, published by the IAIS in July 2013, include (1) the introduction of new capital requirements; a “basic” capital requirement (“BCR”) applicable to all GSII activities which serves as a basis for an additional level of capital, called “Higher Loss Absorbency” (“HLA”) required from GSIIs in relation to their systemic activities, (2) greater regulatory oversight over holding companies, (3) various measures to promote the structural and financial “self-sufficiency” of group companies and reduce group interdependencies including restrictions on intra-group financing and other arrangements, and (4) in general, a greater level of regulatory scrutiny for GSIIs (including a requirement to establish a Systemic Risk Management Plan (“SRMP”), a Liquidity Risk Management Plan (“LRMP”) and a Recovery and Resolution Plan

(“RRP”)) which have entailed significant new processes, reporting and compliance burdens and costs. The contemplated policy measures include the constitution of a Crisis Management Group (“CMG”) by the group-wide supervisor, the preparation of the above-mentioned documents (SRMP, LRMP and RRP) and the development and implementation of the BCR in 2014, while other measures are to be phased in more gradually, such as the HLA (the first version of which was endorsed by the FSB in October 2015 but which is expected to be revised before its implementation in 2019).

On June 16, 2016, the IAIS published an updated assessment methodology, applicable to the 2016 designation process, which is yet to be endorsed by the FSB. To support some adjustments proposed by the revised assessment methodology, the IAIS also published a paper on June 16, 2016, describing the “Systemic Features Framework” that the IAIS intends to employ in assessing whether certain contractual features and other factors are likely to expose an insurer to a greater degree of systemic risk, focusing specifically on two sets of risks: macroeconomic exposure and substantial liquidity risk. Also, the IAIS stated that the 2016 assessment methodology, along with the Systemic Features Framework, will lead to a change in HLA design and calibration.

As part of its efforts to create a common framework for the supervision of internationally active insurance groups (“IAIGs”), the IAIS has also been developing a comprehensive, group-wide international insurance capital standard (the “ICS”) to be applied to both GSIIs and IAIGs, although it is not expected to be finalized until at least 2019. Although the BCR and HLA are more developed than the ICS at present, the IAIS has stated that it intends to revisit both standards following development and refinement of the ICS, and that the BCR will eventually be replaced by the ICS.

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

Tax Reform Initiatives. Tax reform initiatives have been underway in Congress over the last several years. During that discourse, wholesale changes to long-standing provisions governing the taxation of insurance companies have been considered, including proposals that would modify (i) the calculation of the dividends-received deduction (“DRD”) with respect to life insurance company separate accounts in a way that largely would eliminate the benefit that life insurance companies receive, (ii) the calculation of insurance reserves in a manner that would decrease the federal tax deduction available to life insurance companies for such reserves, and (iii) the rules concerning the capitalization of certain policy acquisition expenses in a way that would increase the amount of policy acquisition expense that an insurance company would be required to capitalize and amortize for federal tax purposes. Recent proposals would limit the ability of companies, potentially including life insurance companies, to claim deductions for interest expenses in excess of annual interest income and would potentially impose a border adjustment on imported services, potentially including reinsurance purchased from non-US companies that could increase our costs of doing business. In addition, the tax reform plan released by President Trump during the presidential campaign would limit the tax deferral on inside build-up for high-income consumers. The likelihood of enactment of these (or of any other) proposals, whether as part of a comprehensive tax reform package or as discrete legislative changes, is uncertain at this time due to the current political and economic environment as well as the ambiguity that comes with any tax reform initiative.

Presidential Budget Proposals. The President submits a budget proposal to Congress on an annual basis. To varying degrees, these budget proposals typically include federal tax and related proposals that, if enacted into law, could affect our profitability and the attractiveness of our products to consumers. For example, budget proposals from the Obama Administration included proposals that sought to modify the calculation of the DRD with respect to life insurance company separate accounts and impose a “financial fee” on certain firms in the financial sector, including insurance companies. If enacted into law, these proposals could have an adverse effect on our profitability. Budget proposals from the Obama Administration also proposed changes to the federal tax laws that could affect purchasers of products offered and sold through our various business lines, including proposals that would (i) expand the pro‑rata interest expense disallowance for COLI policies, (ii) increase the top capital gains rate, and (iii) restore and permanently extend the estate, gift, and generation-skipping transfer tax exemptions and tax rates as they applied in prior years. Some of these proposals, should they become law, could have the potential to improve the attractiveness of our products to consumers and enhance our sales, while other proposals could have the opposite effect. It remains to be seen to what extent any of these budget proposals will be included in tax reform initiatives or Trump administration budget proposals. To date, indications from the Trump administration have suggested that it plans to comprehensively modify and simplify the tax code, including the imposition of significantly lower tax rates.

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

Certain subsidiaries and affiliates of AXA Equitable including, AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and Sanford C. Bernstein & Co., LLC (“SCB LLC”) are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers, registered representatives or employees or other similar sanctions.

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

Certain subsidiaries and affiliates of AXA Equitable including, AXA Equitable FMG, AXA Advisors and AB and certain of its subsidiaries and affiliates are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees or investment adviser representatives, limitations on engaging in business for specific periods, revocation of registration of the firm as an investment advisor or of the registration of its investment advisor representatives, censures and fines.

AXA Equitable FMG is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association (“NFA”). AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodities introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and antifraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and recordkeeping obligations. Violations of the rules of the CFTC or NFA could result in remedial actions including censures, fines, registration restrictions, trading prohibitions, limitations on engaging in business for specific periods or the revocations of CFTC registration or NFA membership.

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

AB has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.” The [A/B] logo and “Ahead of Tomorrow” are service marks of AB. In January 2015, AB established two new brand identities. Although the legal names of AB did not change, the corporate entity, and its Institutions and Retail businesses now are referred to as “AB”. Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”. Also, AB adopted the [A/B] logo and “Ahead of Tomorrow” service marks described above. AB has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein” and the W.P. Stewart & Co., Ltd. services marks, including the logo “WPSTEWART”.

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

Additionally, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $535 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $80.

In addition, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

Lastly, AXA has informed us that AXA France, an AXA insurance subsidiary, has identified a property insurance contract for Bank Sepah in Paris, France. This business commenced in July 2016 for a total annual premium of approximately $1,400 and the annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $210. This business was cancelled in September 2016.

The aggregate annual premium for the above-referenced insurance policies is approximately $398,847, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $59,777, representing approximately 0.0009% of AXA’s 2016 aggregate net profit.

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

Voting Trust. In connection with AXA’s application to the Superintendent for approval of its acquisition of the capital stock of AXA Financial, AXA and certain trustees (the “Voting Trustees”) of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Second Amended and Restated Voting Trust Agreement, dated April 29, 2011, the “Voting Trust Agreement”). Pursuant to the Voting Trust Agreement, AXA and its affiliates (“AXA Parties”) have deposited the shares of AXA Financial’s Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

AXA and any other holder of Voting Trust certificates are the beneficial owner of the shares deposited by it, except that the Voting Trustees are entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Voting Trustees must act to protect the legitimate economic interests of AXA and any other holders of Voting Trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares are paid directly to the holders of Voting Trust certificates. If a holder of Voting Trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of Voting Trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the NYDFS, until April 29, 2021. Future extensions of the term of the Voting Trust remain subject to the prior approval of the NYDFS.

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

Our business, consolidated results of operations and financial condition are materially affected by conditions in the global capital markets and the economy generally. While financial markets in the U.S. generally performed well in 2016, a wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the U.S., continued low interest rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, the strength of the U.S. Dollar, the uncertainty created by what actions the Trump administration may pursue, global economic factors including quantitative easing or similar programs by the European Central Bank, the United Kingdom’s vote to exit from the European Union, and geopolitical issues. Given our interest rate and equity market exposure, certain of these factors could have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity, insurance and/or investment products and our investment returns could be adversely affected. In addition, the levels of surrenders and withdrawals of our variable life and annuity contracts we face may be adversely impacted. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect our earnings negatively and could have a material adverse effect on our business, consolidated results of operations and financial condition. See “Business - Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment.”

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

•
when interest rates rise rapidly, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC;

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

•
changes in interest rates could result in changes to the fair value of our GMIB reinsurance contracts asset, which could increase the volatility of our earnings. Higher interest rates reduce the value of the GMIB reinsurance contract asset which reduces our earnings while lower interest rates increase the value of the GMIB reinsurance contract asset which increases our earnings;

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

We currently reinsure to AXA Arizona, an indirect, wholly-owned subsidiary of AXA Financial, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.  AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. Under applicable statutory accounting rules, we are entitled to a credit in our calculation of reserves for amounts reinsured to AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust and/or letters of credit. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could impact AXA Arizona’s liquidity.

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

Recently, the NAIC, certain state regulators, including the NYDFS, and others have been scrutinizing and further regulating insurance companies’ use of affiliated captive reinsurers or off-shore entities. For example, the NAIC’s Variable Annuities Issues (E) Working Group is developing a revised variable annuities framework that is expected to include a number of changes to the statutory requirements dealing with variable annuities. While the exact nature and scope of the final framework is not predictable at this time, some of the recommendations being discussed in the most recent proposal would adversely impact the capital management benefits we receive under our reinsurance arrangement with AXA Arizona and could cause us to recapture the business reinsured to AXA Arizona and adjust the design of our risk mitigation and hedging programs. In addition, a number of lawsuits have been filed against insurance companies, including AXA Equitable, over the use of captive reinsurers. For additional information, see “Business - Regulation - Insurance Regulation” and Note 17 of Notes to Consolidated Financial Statements. If

the NYDFS or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use a captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected which could adversely affect our competitive position, capital, liquidity and financial condition and results of operations.

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

We are a wholly owned subsidiary of AXA Financial, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, AXA Financial could sell insurance, annuity, investment and/or employee benefit products through another one of its subsidiaries. For example, most sales of indexed universal life insurance to policyholders located outside of New York and sales of employee benefit products to businesses located outside of New York are issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. It is expected that AXA Financial will continue to issue newly-developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary instead of or in addition to AXA Equitable, or the impact to AXA Equitable.

Our consolidated results of operations and financial condition depend in significant part on the performance of AB’s business.

AB is one of our principal subsidiaries. Consequently, our results of operations and financial condition depend in significant part on the performance of AB’s business. For information regarding risk factors associated with AB and its business, see “Item 1A - Risk Factors” included in AB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

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

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; new regulations and/or different interpretations of existing regulations; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; the tax-favored status certain of our products receive under current federal and state laws; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance. See “Business - Competition.”

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience, and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions on a quarterly basis and make adjustments when appropriate. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could adversely impact our earnings and/or capital. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates.”

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 30.8% of the carrying value of our total cash and invested assets as of December 31, 2016. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General Accounts Investment Portfolio.”

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net earnings.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2016 were approximately $859 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General Accounts Investment Portfolio.”

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

ERISA: The DOL issued a final Rule on April 6, 2016 that significantly expands the range of activities that would be considered to be fiduciary investment advice under ERISA when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and IRA holders. Implementation of the Rule is currently scheduled to be phased in starting on April 10, 2017, although certain aspects of it covering existing business would not be implemented until January 1, 2018. In February 2017, however, the DOL was directed by the President’s Order and Memorandum to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. On March 2, 2017, the DOL submitted a proposal to delay for sixty days the applicability date of the Rule and invited comments on both the proposed extension and the examination described in the President’s Order and Memorandum. Comments on the proposed extension are due by March 17, 2017, and on the President’s Order and Memorandum by April 17, 2017. While the outcome of the foregoing cannot be anticipated at this time, it is likely to result in implementation of the Rule being delayed. Although implementation of the Rule remains uncertain, and is currently subject to judicial challenge, management continues to evaluate its potential impact on our business. If the Rule is implemented as planned, it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs, which may have a significant adverse effect on our business and consolidated results of operations. See “Business - Regulation - ERISA Considerations.”

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

General: The NYDFS is completing its periodic statutory examinations of the books, records and accounts of AXA Equitable for the years 2011 through 2015, but has not yet issued its final report. We have responded to various information requests made during this examination. From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business

- Regulation.” Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our consolidated results of operations and financial condition.

The results of the 2016 United States Presidential and Congressional elections have created regulatory uncertainty for the financial services industry.

During the 2016 U.S. Presidential election campaign and following his inauguration, President Trump has consistently argued that the U.S. is over-regulated and requested a review of a wide range of government laws and regulations. While we cannot ascertain what actions the Trump administration may ultimately pursue and what actions will have the support of the U.S. Congress, some of the items being discussed could negatively impact our business, consolidated results of operations and financial condition.

Changes in U.S. tax laws and regulations or interpretations thereof could reduce our earnings and negatively impact our business.

Currently, we derive federal and state corporate income tax benefits from certain items, including but not limited to, the DRD, various tax credits and insurance reserve and interest expense deductions. There is a risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these or other items from which we derive tax benefits.  Such modifications or eliminations could reduce our earnings by increasing our actual tax rate and adversely affect our financial condition, consolidated results of operations and liquidity.  The modification or elimination of interest expense deductions could also impact our investments and investment strategies.

Moreover, many of the products that we sell benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, life insurance and annuity contracts currently allow policyholders to defer the recognition of taxable income earned within the contract. The modification or elimination of this tax-favored status could reduce demand for our products.  Also, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts.  It is difficult to predict how this would impact our business.

Finally, a decrease in individual income tax rates could also affect the demand for our products.  See “Business - Regulation - Federal Tax Legislation.”

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

A number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life and health insurers and asset managers in the jurisdictions in which we do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payment of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. In addition, a number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against businesses in the jurisdictions in which we do business, including actions and proceedings related to alleged discrimination, alleged breaches of fiduciary duties in connection with qualified pension plans and other general business-related matters.  Some of these matters have resulted in the award of substantial fines and judgments including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, NYDFS and other state insurance departments and other regulators on a wide range of issues. At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be. See “Business - Regulation” and Note 17 of Notes to Consolidated Financial Statements.

Operational and other risks

Our computer systems may fail or their security may be compromised, which could adversely impact our business and consolidated results of operations and financial condition.

Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with outside vendors and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and modelling, hedging and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems and those of our outside vendors and third-party service providers may be vulnerable to physical or cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our computer systems through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

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

AXA Equitable also has the following significant office space leases: 316,332 square feet of space in Syracuse, NY, under a lease that expires in 2023; 244,957 square feet of space in Jersey City, NJ, under a lease that expires in 2023, within which AXA Equitable occupies 228,043 square feet of space and is seeking to sublet 16,914 square feet of space; 144,647 square feet of space in Charlotte, NC, under a lease that expires in 2028; and 100,993 square feet of space in Secaucus, NJ, under a lease that expires in 2018.

Investment Management

AB’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2024. At this location, AB currently leases 992,043 square feet of space, within which AB currently occupies approximately 600,060 square feet of space and has sub-let approximately 391,983 square feet of space. AB also leases space at two other locations in New York City; AB acquired these leases in connection with an acquisition.

In addition, AB leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031. At this location, AB currently occupies approximately 69,013 square feet of space and has sub-let (or is seeking to sub-let) approximately 194,070 square feet of space. AB also leases 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029. At this location, AB currently occupies approximately 59,004 square feet of space and has sub-let approximately 33,063 square feet of space.

AB also leases additional property both domestically and abroad for its operations.

Part I, Item 3.
LEGAL PROCEEDINGS
The matters set forth in Note 17 of Notes to Consolidated Financial Statements for the year ended December 31, 2016 (Part II, Item 8 of this report) are incorporated herein by reference.

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5
MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2016, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC, a wholly-owned, direct subsidiary of AXA Financial, Inc., which is an indirect, wholly-owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2016, 2015 and 2014, AXA Equitable paid $1.1 billion, $767 million and $382 million, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements.

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s audited consolidated financial statements. The consolidated statements of earnings (loss) for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016 and 2015 have been derived from the Company’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 have been derived from the Company’s previously reported audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Statements of Earnings (Loss) Data:
REVENUES
Universal life and investment-type product policy fee income	$3,423	$3,208	$3,115	$3,164	$2,940
Premiums	880	854	874	878	908
Net investment income (loss):
Investment income (loss) from derivative instruments	(462)	(81)	1,605	(2,866)	(978)
Other investment income	2,318	2,057	2,210	2,237	2,316
Total net investment income (loss)	1,856	1,976	3,815	(629)	1,338
Investment gains (losses), net:
Total other-than-temporary impairment losses	(65)	(41)	(72)	(81)	(96)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	15	2
Net impairment losses recognized	(65)	(41)	(72)	(66)	(94)
Other investment gains (losses), net	81	21	14	(33)	(3)
Total investment gains (losses), net	16	(20)	(58)	(99)	(97)
Commissions, fees and other income	3,791	3,942	3,930	3,823	3,574
Increase (decrease) in fair value of the reinsurance contract asset	(261)	(141)	3,964	(4,297)	497
Total revenues	$9,705	$9,819	$15,640	$2,840	$9,160

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Statements of Earnings (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2,893	$2,799	$3,708	$1,691	$2,989
Interest credited to policyholders’ account balances	1,555	978	1,186	1,373	1,166
Compensation and benefits	1,723	1,783	1,739	1,743	1,672
Commissions	1,095	1,111	1,147	1,160	1,248
Distribution related payments	372	394	413	423	367
Amortization of deferred sales commissions		—
Interest expense	16	20	53	88	108
Amortization of deferred policy acquisition costs, net	162	(331)	(413)	(75)	(142)
Other operating costs and expenses	1,458	1,415	1,692	1,746	1,694
Total benefits and other deductions	9,274	8,169	9,525	8,149	9,102
Earnings (loss) from operations, before income taxes	431	1,650	6,115	(5,309)	58
Income tax (expense) benefit	113	(186)	(1,695)	2,073	158
Net earnings (loss)	544	1,464	4,420	(3,236)	216
Less: net (earnings) loss attributable to the noncontrolling interest	(469)	(403)	(387)	(337)	(121)
Net Earnings (Loss) Attributable to AXA Equitable	$75	$1,061	$4,033	$(3,573)	$95

	December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Balance Sheet Data:
Total investments	$58,416	$52,527	$51,783	$45,977	$47,962
Separate Accounts assets	111,403	107,497	111,059	108,857	94,139
Total Assets	203,764	194,626	196,005	183,401	176,843
Policyholders’ account balances	38,782	33,033	31,848	30,340	28,263
Future policy benefits and other policyholders’ liabilities	25,358	24,531	23,484	21,697	22,687
Short-term and long-term debt	513	584	689	468	523
Loans from affiliates	—	—		825	1,325
Separate Accounts liabilities	111,403	107,497	111,059	108,857	94,139
Total liabilities	186,945	177,018	177,880	169,960	158,913
Total AXA Equitable’s equity	13,331	14,509	15,119	10,538	15,436
Noncontrolling interest	3,085	3,086	2,989	2,903	2,494
Total equity	$16,416	$17,595	$18,108	$13,441	$17,930

	December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Assets Under Management :	$582,709	$566,858	$572,672	$548,594	$519,491

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
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $582.7 billion at December 31, 2016, of which approximately $480.2 billion were managed by AB. AXA Equitable is an indirect, wholly-owned subsidiary of AXA Financial, which is itself an indirect, wholly-owned subsidiary of AXA.
The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of term, variable and universal life insurance products, variable annuity products, employee benefit products, and investment products including mutual funds, principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AB. AB provides research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and its sell-side business, Bernstein Research Services. This segment also includes institutional Separate Accounts principally managed by AB that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.
EXECUTIVE OVERVIEW

Earnings (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. While financial markets in the U.S. generally performed well in 2016, a wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the U.S., continued low interest rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, the strength of the U.S. Dollar, the uncertainty created by what actions the Trump administration may pursue, global economic factors including quantitative easing or similar programs by the European Central Bank, the United Kingdom’s vote to exit from the European Union, and geopolitical issues. For additional information on how the Company’s business and consolidated results of operations are effected by conditions in the capital markets and the economy, see “Item 1A - Risk Factors - Risks relating to conditions in the capital markets and economy” included elsewhere herein.

The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be higher than the $75 million consolidated net earnings of the Company and $24 million consolidated net loss of the Insurance segment in 2016. These lower net earnings were largely due to the market driven investment losses from derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) and decreases in the fair values of the GMIB reinsurance contract asset which were not fully offset by the market driven decrease in VA Guarantee Features reserves. For additional information, see “Accounting For VA Guarantee Features” below.

Sales. The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. In 2016, life insurance and annuities first year premiums and deposits increased by $468 million from the comparable 2015 period. The increase in first year premiums and deposits during 2016 was driven by $488 million higher annuity sales partially offset by $20 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

In-force management. The Company continues to proactively manage its in-force business. For example:

•
GMDB/GMIB Buyout Programs. Since 2012, the Company has initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts. In March 2016, a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider expired. The Company believes that the buyout programs are mutually beneficial to the Company and contractholders who no longer need or want all or part of the GMDB or GMIB rider. To reflect the actual payments and reinsurance credit received from the buyout program that expired in March 2016, the Company recognized a $4 million increase to Net earnings. For additional information, see “Accounting for VA Guarantee Features” below.

Cost of Insurance Rates (“COI”). In 2015 the Company announced it would raise COI rates for certain universal life (“UL”) policies issued between 2004 and 2007 which have both issue ages 70 and above and a current face value amount of $1 million and above, effective in 2016. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established. This COI rate increase was larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result management updated the assumption to reflect the actual COI rate increase, resulting in a $46 million increase to net earnings in 2015.

Legislative and Regulatory Developments and NYDFS statutory examination. The U.S. life insurance industry is primarily regulated at the state level, with some products and services also subject to federal regulation. From time to time, our regulators may refine capital requirements, introduce new reserving standards and propose other rulemaking and/or legislation that may significantly impact our business. Recent regulatory initiatives that may affect our business include the NAIC’s efforts to revise reserve and capital requirements for variable annuities, the DOL’s issuance of the final fiduciary rule, and New York’s intention to implement a modified version of principles-based reserving.  In addition, the NYDFS is in the process of completing our periodic statutory examination for the years 2011 through 2015.  As part of this examination, we have responded to various information requests including inquiries related to our statutory reserves methodology.  While we cannot predict the final outcomes of these regulatory initiatives or of the statutory examination, it is possible that our business, capital requirements, consolidated results of operations and financial condition may be materially impacted.  For additional information, see “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” included elsewhere herein.

AB AUM. AB’s, total assets under management (“AUM”) as of December 31, 2016 were $480.2 billion, an increase of $12.8 billion, or 2.7%, compared to December 31, 2015. The increase was driven by market appreciation of $23.1 billion partially and $2.5 billion from an acquisition offset by net outflows of $9.8 billion (Institutional outflows of $5.4 billion, and Retail outflows of $4.8 billion offset by Private Wealth Management inflows of $400 million) and by a $3.0 billion reduction in AUM due to AB’s shift from providing asset management services to consulting services for a client.

ACCOUNTING FOR VA GUARANTEE FEATURES

The Company has offered and continues to offer certain variable annuity products with VA Guarantee Features. These products continue to account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•
Dynamic VA Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time.

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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for 2016, 2015 and 2014, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2016	2015	2014
	(In Millions)
Income (loss) on free-standing derivatives(1)	$(1,004)	$(245)	$1,372
Increase (decrease) in the fair value of the GMIB reinsurance contracts asset(2)	(261)	(141)	3,964
(Increase) decrease in GMDB, GMIB and GWBL and other features reserves, net of related GMDB reinsurance(3)	(362)	(367)	(1,590)
Total	$(1,627)	$(753)	$3,746

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss).

(2)	Reported in Increase (decrease) in the fair value of reinsurance contracts asset in the consolidated statements of earnings (loss).

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss).

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.4 billion at December 31, 2016) and/or letters of credit ($3.7 billion at December 31, 2016). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance. These letters of credit are guaranteed by AXA.

For further information regarding this transaction, see “Item 1A-Risk Factors” and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

2016 Assumption Updates and Model Changes. In 2016, the Company made several assumption updates and model changes including the following (1) updated the premium funding assumption used in setting variable life policyholder benefit reserves; (2) made changes in the model used in calculating premium loads, which increased interest sensitive life policyholder benefit reserves; (3) updated its mortality assumption for certain VISL products as a result of favorable mortality experience for some of its older products and unfavorable mortality experience on some of its newer products and (4) updated the General Account spread and yield assumptions for certain VISL products to reflect lower expected investment yields.

The net impact of these model changes and assumption updates in 2016 decreased policyholders’ benefits by $77 million, increased the amortization of DAC by $276 million, increased Universal life and investment-type product policy fee income by $25 million, decreased Earnings from continuing operations before income taxes by $174 million and decreased Net earnings by approximately $113 million.

2015 Assumption Updates. In 2015, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. These updates increased expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2015, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This update decreased the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. The impact of these assumption updates in 2015 was a net decrease in the fair value of the GMIB reinsurance contract asset of $746 million, a decrease in the GMDB/GMIB reserves of $637 million and a decrease in the amortization of DAC of $17 million.

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

The assumption updates mentioned above resulted in a net decrease to the 2015 Earnings from continuing operations before income taxes and Net earnings of approximately $777 million and $505 million, respectively.

2014 Assumption Updates and Model Changes.  In 2014, the Company updated its mortality assumption used to value future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0. The mortality for these policyholders is expected to be the same as the mortality experienced by inforce policyholders who have not yet exercised their GMIB benefit. This mortality assumption is higher (shorter expected lifespan) than for policyholders who exercise their GMIB benefit. Also, in 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of these assumption updates in 2014 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $91 million and a decrease in the GMIB reserves of $42 million.

Additionally, in 2014, the Company made a change in its model used for the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and guaranteed minimum accumulated benefit (“GMAB”) liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The Company also changed its model used for the fair value calculation of the GMIB reinsurance contract asset to use Life-only annuity purchase rates for certain reinsurance contracts to be consistent with the treaty terms. The net impacts of these model changes in 2014 were a $655 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively.

The assumption updates and model changes mentioned above resulted in a net increase to the 2014 to Earnings from continuing operations before income taxes and Net earnings of approximately $569 million and $369 million, respectively.

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
The GMDB/GMIB reserve balance before reinsurance ceded was $7.2 billion at December 31, 2016. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2016

Increase/(Reduction) in GMDB/GMIB Reserves
(In Millions)
100 BP decrease in future rate of return	$1,113
100 BP increase in future rate of return	(706)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.6% to 5.5% (weighted average of 4.3%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

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
At December 31, 2016, the average rate of assumed investment yields, excluding policy loans, was 4.7% grading to 4.3% over 7 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income (loss) (“AOCI”) in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Sensitivity of DAC to Changes in Future Mortality Assumptions
The variable and UL policies DAC balance was $1.8 billion at December 31, 2016. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1.0%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.
DAC Sensitivity - Mortality
December 31, 2016

Increase/(Reduction) in DAC
(In Millions)
Decrease in future mortality by 1%	$41
Increase in future mortality by 1%	(35)

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2016, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.67% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.67% net of product weighted average Separate Account fees) and 0.0% (-2.33% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2016, current projections of future average gross market returns assume a 15.0% annualized return for the next two quarters, grading to a reversion to the mean of 7.0% in five quarters.

Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $2.0 billion at December 31, 2016. The following table provides an example of the sensitivity of the DAC balance of variable annuity and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1.0%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.
DAC Sensitivity - Rate of Return
December 31, 2016

Increase/(Reduction) in DAC
(In Millions)
Decrease in future rate of return by 1%	$(86)
Increase in future rate of return by 1%	100
Goodwill and Other Intangible Assets
Goodwill recognized in the Company’s consolidated balance sheet at December 31, 2016 was $3.7 billion, solely related to the Investment Management segment and arising primarily from AB’s acquisition of SCB Inc. (the "Bernstein Acquisition") and purchases of AB Units. The Company tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment. The test requires a comparison of the fair value of the Investment Management segment to its carrying amount, including goodwill. If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit. Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.
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
The Company annually tests goodwill for recoverability at December 31. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of its investment in AB, the reporting unit, to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered to be impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by measuring the amount of impairment loss only if the result indicates a potential impairment. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AB as compared to its carrying value and thereby require re-performance of its annual impairment testing.
Intangible assets related to the Investment Management segment principally relate to the Bernstein Acquisition and purchases of AB Units and include values assigned to investment management contracts acquired based on their estimated fair values at the time of purchase, less accumulated amortization generally recognized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of these intangible assets were $625 million and $468 million, respectively, at December 31, 2016 and $610 million and $439 million, respectively, at December 31, 2015. Amortization expense related to these intangible assets totaled $29 million, $28 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $29 million.

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

AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a frozen qualified defined benefit pension plan covering its eligible employees (including certain qualified part-time employees) and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan.

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

AXA Financial has also legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable. AXA Equitable reimburses AXA Financial, Inc. for costs associated with all of these plans, as described in Note 11 of Notes to the Consolidated Financial Statements, included herein.

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

For 2016, 2015 and 2014, respectively, the Company recognized net periodic cost of $2 million, $53 million and $73 million related to its qualified pension plans. Net periodic pension benefits cost is based on the Company’s best estimate of long-term actuarial (including mortality) and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Mortality experience had biggest impact over last couple of years. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by AXA Equitable to measure the benefits obligations and related net periodic cost of the AXA Equitable QP reflected the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the AXA Equitable QP were discounted using a published high-quality bond yield curve for which AXA Equitable replaced its reference to the Citigroup-AA curve with the Citigroup Above-Median-AA curve beginning in 2014, thereby reducing the PBO of AXA Equitable’s qualified pension plan and the related charge to equity to adjust the funded status of the plan by $25 million in 2014. At December 31, 2015, AXA Equitable refined its calculation of the discount rate to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient. Use of the discrete approach at December 31, 2015 produced a discount rate for the AXA Equitable QP of 3.98% as compared to a 4.00% aggregate rate, thereby increasing the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $4 million in 2015.

In fourth quarter 2015, the Society of Actuaries (SOA) released MP-2015, an update to the mortality projection scale for pension plans issued last year by the SOA, indicating that while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested. For the year ended December 31, 2015, valuations of its defined benefits plans, AXA Equitable considered this new data as well as observations made from current practice regarding how best to estimate improved trends in life expectancies. As a result, AXA Equitable concluded to change the mortality projection scale used to measure and report its defined benefit obligations from 125% Scale AA to Scale BB, representing a reasonable “fit” to the results of the AXA Equitable QP mortality experience study and more aligned to current thinking in practice with respect to projections of mortality improvements. Adoption of that change increased the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $83 million. At December 31, 2014, AXA Equitable modified its then-current use of Scale AA by adopting 125% Scale AA and introduced additional refinements to its projection of assumed mortality, including use of a full generational approach, thereby increasing the year-end 2014 valuation of the AXA Equitable QP PBO by approximately $54 million.

The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2016 and 2015. As described above, AXA Equitable refined its calculation of the discount rate for the year ended December 31, 2015 valuation of its defined benefits plans to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient.

	December 31,
	2016	2015
Discount rates:
Benefit obligations:
AXA Equitable QP, immediately preceding Transfer to AXA Financial	N/A	3.98%
Other AXA Equitable defined benefit plans	3.48%	3.66%
AB Qualified Retirement Plan	4.75%	4.3%
Periodic cost	3.7%	3.6%
Rates of compensation increase:
Benefit obligation	N/A	6.00%
Periodic cost	N/A	6.46%
Expected long-term rates of return on pension plan assets (periodic cost)	6.5%	6.75%

Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of AB to its qualified pension plans, AB currently estimates it will contribute $4 million to the AB retirement plan in 2017 . Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Share-based Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AB also sponsors its own unit option plans for certain of its employees. For 2016, 2015, and 2014, respectively, the Company recognized compensation costs of $187 million, $211 million and $192 million for share-based payment arrangements. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. The Company uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable
Consolidated Results of Operations

	2016	2015	2014
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,423	$3,208	$3,115
Premiums	880	854	874
Net investment income (loss):
Investment income (loss) from derivative instruments	(462)	(81)	1,605
Other investment income (loss)	2,318	2,057	2,210
Total net investment income (loss)	1,856	1,976	3,815
Investment gains (losses), net:
Total other-than-temporary impairment losses	(65)	(41)	(72)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized	(65)	(41)	(72)
Other investment gains (losses), net	81	21	14
Total investment gains (losses), net	16	(20)	(58)
Commissions, fees and other income	3,791	3,942	3,930
Increase (decrease) in the fair value of the reinsurance contract asset	(261)	(141)	3,964
Total revenues	9,705	9,819	15,640
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,893	2,799	3,708
Interest credited to policyholders’ account balances	1,555	978	1,186
Compensation and benefits	1,723	1,783	1,739
Commissions	1,095	1,111	1,147
Distribution related payments	372	394	413
Interest expense	16	20	53
Amortization of deferred policy acquisition costs, net	162	(331)	(413)
Other operating costs and expenses	1,458	1,415	1,692
Total benefits and other deductions	9,274	8,169	9,525
Earnings (loss) from operations, before income taxes	431	1,650	6,115
Income tax (expense) benefit	113	(186)	(1,695)
Net earnings (loss)	544	1,464	4,420
Less: net (earnings) loss attributable to the noncontrolling interest	(469)	(403)	(387)
Net Earnings (Loss) Attributable to AXA Equitable	$75	$1,061	$4,033

The consolidated earnings narratives that follow discuss the results for 2016 compared to 2015’s results, followed by the results for 2015 compared to 2014’s results. For additional information, see “Accounting for VA Guarantee Features”, above.

Year ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net earnings attributable to the Company in 2016 were $75 million, a decrease of $986 million from the $1.1 billion of net earnings attributable to the Company in 2015. The decrease is primarily attributable to a $462 million investment loss from derivative instruments, a $261 million decrease in the fair value of the GMIB reinsurance contract asset and by the $362 million increase in GMDB/GMIB/GWBL/GMAB reserves in 2016 compared to a $81 million investment loss from derivative instruments, a $141 million decrease in the fair value of the GMIB reinsurance contract asset and by the $367 million increase in GMDB/GMIB/GWBL/GMAB reserves in 2015. The 2016 lower Net earnings also included $577 million higher interest credited to policyholders’ account balances, a $151 million decrease in commissions, fees and other income and $493 million higher amortization of DAC, net partially offset by $263 million higher other investment income and $215 million higher Universal life and investment-type product policy fee income when compared to 2015. The Company recorded an income tax benefit of $113 million in 2016 compared to an income tax expense of $186 million in 2015.

Net earnings attributable to the noncontrolling interest were $469 million in 2016 as compared to $403 million in 2015 primarily reflecting earnings from AB in both periods.

Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $544 million in 2016, a decrease of $920 million from net earnings of $1.5 billion reported in 2015.

Income tax benefit in 2016 was $113 million, primarily due to the $274 million pre-tax loss in the Insurance segment, compared to income tax expense of $186 million in 2015, primarily due to the $1.0 billion pre-tax earnings in the Insurance segment. Income tax expense in 2015 was decreased by a $77 million benefit related to a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. Income taxes for 2016 and 2015 were computed using an estimated annual effective tax rate. In 2016 and 2015, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.

Earnings from operations before income taxes were $431 million in 2016, a decrease of $1.2 billion from the $1.7 billion in pre-tax earnings reported in 2015. The Insurance segment’s pre-tax loss from operations totaled $274 million in 2016, $1.3 billion lower than the pre-tax earnings of $1.0 billion in 2015. The Investment Management segment’s pre-tax earnings from operations were $706 million in 2016 as compared to $618 million for 2015. The Insurance segment’s pre-tax loss in 2016 as compared to pre-tax earnings in 2015 was primarily due to a $447 million investment loss from derivative instruments, a $261 million decrease in the fair value of the GMIB reinsurance contract asset and by the $362 million increase in GMDB/GMIB/GWBL/GMAB reserves in 2016 compared to a $96 million investment loss from derivative instruments, a $141 million decrease in the fair value of the GMIB reinsurance contract asset and by the $367 million increase in GMDB/GMIB/GWBL/GMAB reserves in 2015. The 2016 Insurance segment Loss from continuing operations before income taxes also included $577 million higher interest credited to policyholders’ account balances and $493 million higher amortization of DAC, net partially offset by $215 million higher Universal life and investment-type product policy fee income and $124 million higher other investment income when compared to 2015. The Investment Management segment’s higher pre-tax earnings in 2016 as compared to 2015 was primarily due to $102 million higher net investment income, $37 million lower compensation and benefit expenses and $22 million lower distribution related payments partially offset by $100 million lower commission fees and other income.

Total revenues were $9.7 billion in 2016, a decrease of $114 million from revenues from $9.8 billion reported in 2015. The Insurance segment reported total revenues of $6.7 billion in 2016, a $119 million decrease from the $6.8 billion reported in 2015. The Investment Management segment reported total revenues of $3.0 billion, a $4 million decrease from the $3.0 billion of revenues reported in 2015. The decrease in Insurance segment revenues was primarily due to a $447 million investment loss from derivative instruments and a $261 million decrease in the fair value of the GMIB reinsurance contract asset in 2016 compared to a $96 million investment loss from derivative instruments and a $141 million decrease in the fair value of the GMIB reinsurance contract asset in 2015. These decreases were partially offset by $215 million higher Universal life and investment-type product policy fee income and $134 million higher other investment income when compared to 2015. The $4 million increase in the Investment Management segment’s revenues in 2016 was primarily due to $102 million higher net investment income and $2 million higher investment gains partially offset by $100 million lower other commission fees and other income.

Total benefits and expenses were $9.3 billion in 2016, an increase of $1.1 billion from the $8.2 billion reported in 2015. The Insurance segment’s total benefits and expenses were $7.0 billion, an increase of $1.2 billion from 2015 total of $5.8 billion. The Investment Management segment’s total expenses for 2016 were $2.3 billion, $84 million lower than the $2.4 billion in expenses in 2015. The Insurance segment’s increase was principally due to $577 million higher interest credited to policyholders’ account balances, $493 million higher amortization of DAC, net and $94 million higher policyholders’ benefits. The decrease in expenses for the Investment Management segment was principally due to $37 million lower compensation and benefits expenses, a $27 million decrease in other operating expenses and $22 million lower distribution related payments.
Year ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net earnings attributable to the Company in 2015 were $1.1 billion, a decrease of $3.0 billion from the $4.0 billion of net earnings attributable to the Company in 2014. The decrease is primarily attributable to a $141 million decrease in the fair value of the GMIB reinsurance contract asset, $81 million of investment losses from derivative instruments and a $367 million increase in GMDB/

GMIB/GWBL reserves in 2015 compared to a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset, $1.6 billion of investment income from derivative instruments and a $1.6 billion increase in GMDB/GMIB/GWBL reserves in 2014. The decrease was partially offset by lower interest credited to policyholder’s account balances and higher Universal life and investment-type product policy fee income in 2015 as compared to the comparable 2014 period. The Company recorded an income tax expense of $186 million and $1.7 billion in 2015 and 2014, respectively.

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

Total revenues were $9.8 billion in 2015, a decrease of $5.8 billion from revenues of $15.6 billion reported in 2014. The Insurance segment reported total revenues of $6.8 billion in 2015, a $5.8 billion decrease from the $12.6 billion reported in 2014. The Investment Management segment reported total revenues of $3.0 billion, a $14 million increase from the $3.0 billion of revenues reported in 2014. The decrease in Insurance segment revenues was principally due to a $141 million decrease in the fair value of the GMIB reinsurance contract asset and $1.7 billion lower investment income from derivative instruments ($96 million investment losses in 2015 compared to $1.6 billion investment income in 2014) partially offset by $93 million higher Universal life and investment-type product policy fee income and $43 million lower investment losses. The increase in the Investment Management segment’s revenues in 2015 was primarily due to an increase in income from derivative instruments ($15 million of income in 2015 compared to a $19 million loss in 2014) partially offset by $16 million lower other investment income.

Total benefits and expenses were $8.2 billion in 2015, a decrease of $1.3 billion from the $9.5 billion reported in 2014. The Insurance segment’s total benefits and expenses were $5.8 billion, a decrease of $1.3 billion from 2014 total of $7.1 billion. The Investment Management segment’s total expenses for 2015 were $2.4 billion, $1 million lower than the $2.4 billion in expenses in 2014. The Insurance segment’s decrease was principally due to $909 million lower policyholders’ benefits, $208 million lower interest credited to policyholder’s account balances and $293 million lower other operating costs and expenses partially offset by $82 million higher amortization of DAC, net. The decrease in expenses for the Investment Management segment was principally due to $19 million lower distribution related payments offset by $7 million higher amortization of deferred sales commissions, $6 million higher other operating expenses and $6 million higher compensation and benefits expenses.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance - Results of Operations

	2016	2015	2014
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,423	$3,208	$3,115
Premiums	880	854	874
Net investment income (loss):
Investment income (loss) from derivative instruments	(447)	(96)	1,624
Other investment income	2,118	1,994	2,136
Total net investment income (loss)	1,671	1,898	3,760
Investment gains (losses), net:
Total other-than-temporary impairment losses	(65)	(41)	(72)
Portion of loss recognized in other comprehensive income	—	—	-
Net impairment losses recognized	(65)	(41)	(72)
Other investment gains (losses), net	83	25	13
Total investment gains (losses), net	18	(16)	(59)
Commissions, fees and other income	972	1,019	1,002
Increase (decrease) in the fair value of the reinsurance contract asset	(261)	(141)	3,964
Total revenues	6,703	6,822	12,656
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,893	2,799	3,708
Interest credited to policyholders’ account balances	1,555	978	1,186
Compensation and benefits	470	493	455
Commissions	1,095	1,111	1,147
Amortization of deferred policy acquisition costs, net	162	(331)	(413)
Interest expense	13	19	52
All other operating costs and expenses	789	720	1,009
Total benefits and other deductions	6,977	5,789	7,144
Earnings (Loss) from Operations, Before Income Taxes	$(274)	$1,033	$5,512
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 – Insurance
Revenues

In 2016, the Insurance segment’s revenues decreased $119 million to $6.7 billion from $6.8 billion in 2015. The decrease was primarily due to a $447 million investment loss from derivative instruments and a $261 million decrease in the fair value of the GMIB reinsurance contract asset in 2016 compared to a $96 million investment loss from derivative instruments and a $141 million decrease in the fair value of the GMIB reinsurance contract asset in 2015. These decreases were partially offset by $215 million higher Universal life and investment-type product policy fee income and $134 million higher other investment income when compared to 2015.

Universal life and investment-type product policy fee income increased $215 million to $3.4 billion in 2016 from $3.2 billion in 2015 principally due a $20 million decrease in the initial fee liability in 2016 compared to an increase of $145 million in the initial fee liability in 2015. The 2016 decrease in the initial fee liability includes the impact from assumption updates and model changes for certain VISL products, which decreased the initial fee liability by $8 million. The 2015 increase in the initial fee liability includes a $112 million out of period adjustment related to the amortization of initial fee liability for certain VISL products and $29 million from favorable changes in expected future margins on certain VISL products. Additionally,in 2016 higher policy fee income earned on annuity and VISL products increased Universal life and investment-type product policy fee income by $50 million.

Premiums totaled $880 million in 2016, $26 million higher than the $854 million in 2015. This increase primarily resulted from lower reinsurance premiums ceded and higher renewal sales of traditional products.

Net investment income decreased $227 million to $1.7 billion in 2016 from $1.9 billion in 2015. The decrease resulted from a decrease of $351 million in investment income from derivative instruments and $124 million higher other investment income. The Insurance segment reported $447 million of investment losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts as compared to $96 million of investment losses from derivative instruments during 2015. The 2016 investment loss from derivative instruments was primarily driven by improvements in equity markets. The 2015 investment loss from derivatives instruments was primarily driven by an increase in interest rates and equity market volatility during 2015. The increase in other investment income is primarily attributable to a $65 million prepayment penalty charged to an affiliate for early prepayment of a loan, $57 million higher investment income from mortgage loans on real estate and $157 million higher realized and unrealized investment gains from trading account securities partially offset by $14 million lower income from equity in limited partnerships and $10 million higher investment expenses.

Investment gains (losses), net was a gain of $18 million in 2016, as compared to a loss of $16 million in 2015. The Insurance segment’s 2016 higher net gains were primarily due to $40 million higher gains on sales of fixed maturities and a $21 million realized gain on sale of artwork in 2016 which were partially offset by $24 million higher writedowns of fixed maturities.

Commissions, fees and other income decreased $47 million to $1.0 billion in 2016 as compared to $1.0 billion in 2015. The decrease was primarily due to $42 million lower gross investment management and distribution fees. Included in commission fees and other income were fees earned by AXA Equitable FMG of $674 million and $707 million in 2016 and 2015 respectively.

In 2016, there was a $261 million decrease in the fair value of the GMIB reinsurance contract asset as compared to the $141 million decrease in its fair value in 2015; both periods’ changes reflected existing capital market conditions. Included in 2016 were the impacts of improvements in equity markets in 2016 and the December 2015 buyback program which was completed in March 2016 and decreased the fair value of the GMIB reinsurance contract asset by $839 million and $53 million, respectively. Partially offsetting the decrease was the impact from lower swap rates for the longer maturities at year-end 2016, compared to the year-end 2015, which increased the fair value of the reinsurance contract asset by $262 million. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $369 million. Included in 2015 were the impacts from increasing interest rates and decreasing equity markets which increased the fair value of the reinsurance contract asset by $490 million and $33 million, respectively. These increases were more than offset by the impacts of updated assumptions resulting from managements’ expectation of future pro-rata withdrawals, election rates and lapse rates which collectively decreased the fair value of the GMIB reinsurance contract asset by $746 million. In addition, management updated its assumptions reflecting inforce management actions from the Company’s lump sum option and the 2015 GMIB buyback offer to certain policyholder’s GMIB contracts which decreased the fair value of the reinsurance contract asset by $306 million. Other changes in the fair value of the GMIB reinsurance contract asset including volatility and inforce spreads increased the fair value of the GMIB reinsurance contract asset by $448 million.
Benefits and Other Deductions

In 2016, total benefits and other deductions increased $1.2 billion to $7.0 billion from $5.8 billion in 2015. The Insurance segment’s increase was principally due to $577 million higher interest credited to policyholders’ account balances, $493 million higher DAC amortization and $94 million higher policyholders’ benefits partially offset by a $23 million decrease in compensation and benefits expense and a $16 million decrease in commission expense

Policyholders’ benefits increased $94 million to $2.9 billion in 2016 from $2.8 billion in 2015. The increase was primarily due to the $58 million higher increase in reserves and $53 million higher benefits paid partially offset by $17 million lower policyholders’ dividend expense. The 2016 higher increase in reserves includes a $145 million increase in payout annuity reserves , $36 million additional loss recognition in Non-par Wind-up annuity reserves and $19 million higher increase in GMDB/GMIB reserves (an increase of $372 million in 2016 as compared to an increase of $353 million in 2015). Partially offsetting the increase in reserves was a $23 million net decrease in GWBL and GMAB reserves (a decrease of $9 million in 2016 as compared to an increase of $14 million in 2015), a $102 million lower increase in the no lapse guarantee reserve and an $87 million decrease in VISL policyholders’ reserves resulting from mortality assumption updates and changes in the premium funding reserve model. In 2015, reserves for VISL products were decreased by $71 million to reflect an assumption update for the actual COI rate increase.

The 2016 increase in GMDB/GMIB reserves includes a $56 million decrease in GMDB/GMIB reserves as a result of the December 2015 buyback that completed in March 2016. The 2015 increase in the GMDB/GMIB reserves reflects the impacts of changes in capital markets which increased the GMDB/GMIB reserves by $249 million. The 2015 GMDB/GMIB reserve balance also includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $129 million increase in reserves to reflect updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who do not accept the GMIB buyout offer program initiated in fourth quarter 2015. Partially offsetting these increases was a $637 million decrease in reserves resulting from the Company’s updated expectations of election, partial withdrawal and long-term lapse rates. Also decreasing the GMIB and GWBL reserves in 2015 were the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in 2015 which decreased the GMIB and GWBL reserve by $55 million.

In 2016, interest credited to policyholders’ account balances totaled $1.6 billion, an increase of $577 million from the $1.0 billion reported in 2015 primarily due to higher interest credited on certain variable annuity contracts which is based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $470 million in 2016, a $23 million decrease from $493 million in 2015. The decrease is primarily a result of a $46 million decrease in employee benefit costs and stock plan expenses partially offset by $23 million higher employee salaries.

In 2016, commission expense totaled $1.1 billion, a decrease of $16 million compared to 2015, principally due to a decrease in indexed universal life product sales.

In 2016, interest expense totaled $13 million; a decrease of $6 million from $19 million in 2015. The decrease is due to the repayment at maturity of a $200 million callable 7.7% surplus note during fourth quarter 2015, partially offset by $8 million higher interest expense on repurchase agreement transactions.

Amortization of DAC, net was $162 million in 2016, an increase of $493 million from $(331) million of amortization of DAC, net in 2015. DAC amortization in 2016 included $218 million of unfavorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates to the General Account spread assumption to reflect lower expected investment yields and the impact of reflecting the updated benefit reserve projection in the DAC calculation which increased the amortization of DAC by $105 million. In addition, in 2016 the Company recorded $116 million of accelerated DAC amortization after performing the loss recognition testing of the VISL line of business. Partially offsetting the increase in amortization were updates to the mortality assumption and updates to the persistency assumption on certain VISL products which decreased the amortization of DAC by $46 million. Other one-time updates including balance true ups which decreased the amortization of DAC by $43 million. DAC amortization in 2015 included $191 million of favorable changes in expected future margins on VISL products (partially offset in the initial fee liability) primarily a result of updates to the RTM, mortality, lapse and pro-rata withdrawal assumptions. Other drivers offsetting the increase in DAC amortization primarily resulted from baseline amortization and DAC reactivity to realized capital gains (losses). The increase in Amortization of DAC also included a $17 million and $4 million decrease in capitalization of first year commissions and deferrable operating expenses, respectively.

Other operating costs and expenses totaled $789 million in 2016, an increase of $69 million from the $720 million reported in 2015. The increase is primarily related to $120 million higher amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and unaffiliated reinsurers and a $21 million donation to the AXA Foundation from the proceeds received from the sale of artwork in 2016. Partially offsetting the increase in other operating expenses were $27 million lower legal expenses, $17 million lower consulting expenses and $20 million lower other general and administrative expenses.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014 – Insurance
Revenues

In 2015, the Insurance segment reported total revenues of $6.8 billion, a $5.9 billion decrease from the $12.7 billion reported in 2014. The decrease in Insurance segment revenues was principally due to a $141 million decrease in the fair value of the GMIB reinsurance contract asset compared to a $4.0 billion increase in the fair value of the GMIB reinsurance contract asset in 2015, $1.7 billion lower investment income from derivative instruments ($96 million investment losses in 2015 compared to $1.6 billion investment income in 2014) and $142 million lower other investment income partially offset by $93 million higher Universal life and investment-type product policy fee income and $43 million lower investment losses.

Universal life and investment-type product policy fee income increased $93 million to $3.2 billion in 2015 from $3.1 billion in 2014. The increase was principally due to $205 million higher policy fee income earned on variable annuity and variable and interest sensitive life products partially offset by a $112 million higher increase in the initial fee liability in 2015 as compared to 2014. During 2015, management made an out of period adjustment in the amortization of initial fee liability for certain VISL products resulting in a $112 million increase in the initial fee liability and favorable changes in expected future margins on VISL products increased the initial fee liability by $29 million and $20 million in 2015 and 2014, respectively.

Premiums totaled $854 million in 2015, $20 million lower than the $874 million in 2014. This decrease primarily resulted from lower traditional life insurance sales.

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

Benefits and Other Deductions

In 2015 total benefits and other deductions were $5.8 billion, a decrease of $1.3 billion from the 2014 total of $7.1 billion. The decrease was principally due to $909 million lower policyholders’ benefits, $208 million lower interest credited to policyholder’s account balances and $289 million lower other operating costs and expenses partially offset by $82 million higher amortization of DAC.

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

The $353 million increase in the GMDB/GMIB reserves in 2015 reflects the impacts of changes in capital markets which increased the GMDB/GMIB reserves by $249 million. The 2015 GMDB/GMIB reserve balance also includes a $723 million increase in reserves resulting from the Company’s update to the RTM assumption and a $129 million increase in reserves to reflect updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who do not accept the GMIB buyout offer program initiated in fourth quarter 2015. Partially offsetting these increases was a $637 million decrease in reserves resulting from the Company’s updated expectations of election, partial withdrawal and long-term lapse rates. Also decreasing the GMIB and GWBL reserves in 2015 were the impacts of updated assumptions resulting from the Company’s lump sum option added to certain policyholder’s GMIB and GWBL contracts in 2015 which decreased the GMIB and GWBL reserve by $55 million.

The $1.5 billion increase in the GMDB/GMIB reserves in 2014 reflects the impacts of changes in capital markets which increased the GMDB/GMIB reserves by $1.8 billion. The increase in the GMDB/GMIB reserves also includes updated assumptions of future GMIB costs as a result of lower expected short-term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014, model refinements and updated assumptions of future GMIB costs for contracts that receive GMIB benefits as a result of the contract value going to $0, which decreased the GMIB/DB reserves by $152 million. The 2014 increase in GWBL and GMAB reserves reflects refinements in the fair value calculation of these reserves which increased the reserve by $37 million.

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

Amortization of DAC, net was $(331) million in 2015, an increase of $82 million from $(413) million of amortization of DAC, net in 2014. The increase in DAC amortization is primarily due to higher baseline amortization partially offset by $103 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) and updates to the RTM and lapse assumptions in 2015 compared to $56 million favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in 2014. Also increasing the amortization of DAC were the impacts of a $12 million and a $1 million decrease in capitalization of first year commissions and deferrable operating expenses, respectively.

Other operating costs and expenses totaled $720 million in 2015, a decrease of $289 million from the $1.0 billion reported in 2014. The decrease is primarily related to a $195 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, a decrease of $68 million in amortization of deferred cost of reinsurance with third parties and $39 million lower restructuring costs partially offset by an increase of $30 million in consulting fees and $26 million higher legal expenses.

Premiums and Deposits

The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. Variable annuity products continue to account for the majority of the Company’s sales.

The following table lists sales for major insurance product lines for 2016, 2015 and 2014. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded:
Premiums and Deposits

	2016	2015	2014
	(In Millions)
Retail:
Annuities
First year	$3,669	$3,702	$3,775
Renewal	2,244	2,195	2,146
	5,913	5,897	5,921
Life(1)
First year	144	156	174
Renewal	1,649	1,682	1,712
	1,793	1,838	1,886
Other(2)
First year	—	—	—
Renewal	233	229	240
	233	229	240
Total retail	7,939	7,964	8,047
Wholesale:
Annuities
First year	4,658	4,137	4,228
Renewal	297	247	187
	4,955	4,384	4,415
Life(1)
First year	25	33	32
Renewal	701	630	627
	726	663	659
Total wholesale	5,681	5,047	5,074
Total Premiums and Deposits(3)	$13,620	$13,011	$13,121

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

(3)	Excludes funding agreement deposits
2016 Compared to 2015.

Total premiums and deposits for insurance and annuity products for 2016 were $13.6 billion, a $609 million increase from $13.0 billion in 2015 while total first year premiums and deposits increased $468 million to $8.5 billion in 2016 from $8.0 billion in the 2015. The annuity line’s first year premiums and deposits increased $488 million to $8.3 billion principally due to the $521 million increase in sales in the wholesale channel. The increase in first year annuity sales in the wholesale channel is primarily due to higher sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone® and Accumulator® products. First year premiums and deposits for the life insurance products decreased $20 million, primarily due to a decrease in sales of Indexed universal life insurance products in both the retail and wholesale channels.

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

				Rates(1)
	2016	2015	2014	2016	2015	2014
	(Dollars in Millions)
Annuities	$8,051	$7,493	$9,202	6.6%	6.3%	7.8%
Variable and interest-sensitive life	696	737	747	3.4%	3.6%	3.6%
Traditional life	190	189	192	2.6%	2.6%	2.5%
Total (2)	$8,937	$8,419	$10,141

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

(2)	Excludes funding agreements withdrawals
2016 Compared to 2015.
Surrenders and withdrawals increased $518 million, from $8.4 billion in 2015 to $8.9 billion in 2016. There was an increase of $558 million and $1 million in annuities and traditional life, respectively, and a decrease of $41 million in VISL products surrenders and withdrawals. The increase in annuities surrenders for 2016 is due to the impact of $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. The buyback program expired in March 2016.
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

Investment Management.
The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for 2016, 2015 and 2014.
Investment Management - Results of Operations

	2016	2015	2014
	(In Millions)
Revenues:
Investment advisory and service fees	$1,933	$1,974	$1,958
Distribution revenues	384	427	445
Bernstein research services	480	493	483
Other revenues	99	102	109
Commissions, fees and other income	2,896	2,996	2,995
Net investment income (losses)	135	33	15
Investment gains (losses), net	(2)	(4)	1
Total revenues	3,029	3,025	3,011
Expenses:
Compensation and benefits	1,254	1,291	1,285
Distribution related payments	372	394	413
Interest expense	3	1	1
Other operating costs and expenses	694	721	709
Total expenses	2,323	2,407	2,408
Earnings (losses) from Operations before Income Taxes	$706	$618	$603
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 – Investment Management
Revenues
Revenues totaled $3.0 billion in 2016, an increase of $4 million from $3.0 billion in 2015. The increase is primarily due to $102 million higher Net investment income and $2 million lower net investment losses partially offset by a $41 million decrease in Investment advisory and services fees, $43 million lower Distribution revenues, a $13 million decrease in Bernstein research revenues and a $3 million decrease in other revenues.
Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In 2016, investment advisory and services fees totaled $1.9 billion, a decrease of $41 million from the $2.0 billion in 2015. The decrease includes a decrease in base fees of $49 million partially offset by an increase of $9 million in performance-based fees. Retail investment advisory and services fees and Institutional investment advisory and services base and performance fees decreased $47 million and $14 million respectively, primarily due to a decrease in average AUM in 2016, as compared to 2015, partially offset by an increase in Private Wealth Management base and performance fees of $20 million.

Bernstein research revenues decreased $13 million in 2016 as compared to 2015. The decrease was the result of declines in client revenues across the U.S., Europe and Asia.

Distribution revenues were $384 million in 2016 as a decrease of $43 million as compared to the $427 million in 2015, while the corresponding average AUM of these mutual funds decreased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $102 million increase in net investment income to $135 million in 2016 as compared to $33 million in 2015 was principally due to a $75 million investment gain from the sale of an investment holding $27 million higher income from seed capital investments, $15 million higher income from AB private equity investment fund and other consolidated VIE investments partially offset by $31 million lower investment income from derivative instruments ($16 million of investment losses from derivative instruments in 2016 as compared to $15 million of investment income from derivative instruments in 2015).

Expenses

The Investment Management segment’s total expenses were $2.3 billion in 2016, a decrease of $84 million from the $2.4 billion in 2015 attributed to lower compensation and benefits of $37 million, lower distribution related expenses of $22 million, and lower Other operating charges of $27 million.

For 2016, employee compensation and benefits expenses for the Investment Management segment were $1.3 billion a decrease of $37 million as compared to $1.3 billion in 2015. The decrease was primarily attributable to lower incentive compensation of $34 million, lower commissions of $6 million, and lower fringes and other costs of $8 million partially offset by an increase in base compensation of $10 million, reflecting higher severance costs.

The distribution related payments decreased $22 million to $372 million in 2016 from $394 million in 2015 primarily as a result of lower distribution revenues.

The $27 million decrease in other operating costs and expenses to $694 million for 2016 as compared to $721 million in 2015 was primarily due to $17 million lower general and administrative expenses and an $8 million decrease in amortization of deferred sales commissions partially offset by an $18 million real estate charge recorded in 2016.
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

Expenses

The Investment Management segment’s total expenses were $2.4 billion in 2015, a decrease of $1 million from the $2.4 billion in 2014 primarily due to $19 million lower distribution related payments offset by a $12 million higher other operating expenses and $6 million higher compensation and benefit expenses.

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

The $12 million increase in other operating costs and expenses to $516 million for 2015 as compared to $510 million in 2014 was primarily due to higher portfolio services expenses of $8 million, $7 million higher amortization of deferred sales commissions, $4 million higher technology expenses and $4 million higher execution and clearing costs. The increases were partially offset by an $8 million decrease in marketing costs, office related and travel and entertainment expenses.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

	At or For the Years Ended December 31,
	2016	2015	2014
	(In Millions)
FEES
Third party	$1,858	$1,900	$1,894
General Account and other	49	46	36
AXA Financial Insurance Segment Separate Accounts	26	28	27
Total Fees	$1,933	$1,974	$1,957
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)	$396,828	$387,872	391,946
General Account and other(2)	51,545	48,405	48,802
AXA Financial Insurance Segment Separate Accounts(3)	31,827	31,163	33,252
Total AB	480,200	467,440	474,000
Insurance Segment
General Account and other(4)	21,171	21,367	19,039
AXA Financial Insurance Segment Separate Accounts	81,338	78,051	79,633
Total Insurance Segment	102,509	99,418	98,672
Total by Account:
Third party	396,828	387,872	391,946
General Account and other	72,716	69,788	67,841
AXA Financial Insurance Segment Separate Accounts	113,165	109,198	112,885
Total Assets Under Management	$582,709	$566,858	$572,672

(1)
Includes $43.1 billion and $41.4 billion of assets managed on behalf of AXA affiliates at December 31, 2016 and 2015, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial Insurance Segment.

(3)
Includes $1.8 billion and $1.7 billion of MONY America Separate Accounts’ assets and $31.8 billion and $31.2 billion of AXA Equitable Separate Accounts’ assets managed by AB at December 31, 2016 and 2015, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $11.4 billion and $13.7 billion at December 31, 2016 and 2015, respectively, as well as mortgages and equity real estate totaling $9.8 billion and $7.7 billion at December 31, 2016 and 2015, respectively.

Fees for assets under management decreased 2.1% from 2015 to 2016 and increased 0.9% from 2014 to 2015, in line with the change in average assets under management for the General Account and third parties.

Total assets under management at December 31, 2016 increased $15.9 billion to $582.7 billion.  The $15.9 billion increase at December 31, 2016 as compared to  December 31, 2015 primarily resulted from market appreciation and an acquisition of $2.5 billion of AUM by AB partially offset by net outflows and a $3.0 billion AUM adjustment due to AB’s shift from providing asset management services to consulting services for a client.

Changes in assets under management at AB for 2016 and 2015 were as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	14.4	0.5	45.8	8.5	0.2	3.6	73.0
Redemptions/terminations	(19.3)	(1.0)	(31.0)	(5.0)	(0.6)	(8.9)	(65.8)
Cash flow/unreinvested dividends	(2.7)	(2.0)	(9.1)	(0.2)	1.1	(4.1)	(17.0)
Net long-term (outflows) inflows	(7.6)	(2.5)	5.7	3.3	0.7	(9.4)	(9.8)
Acquisitions	—	—	—	—	—	2.5	2.5
AUM adjustment(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation (depreciation)	8.9	4.2	7.8	0.1	0.4	1.7	23.1
Net change	1.3	1.7	13.5	3.4	1.1	(8.2)	12.8
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	18.6	0.9	36.2	5.6	0.6	13.5	75.4
Redemptions/terminations	(17.2)	(1.5)	(34.6)	(4.4)	(0.5)	(3.2)	(61.4)
Cash flow/unreinvested dividends	(3.7)	(2.5)	(4.6)	(0.1)	(0.1)	0.2	(10.8)
Net long-term (outflows) inflows	(2.3)	(3.1)	(3.0)	1.1	—	10.5	3.2
Acquisitions	—	—	—	—	—	—	—
AUM adjustment(3)	0.1	—	—	(0.1)	—	—	—
Market appreciation (depreciation)	0.3	(0.9)	(9.0)	0.9	(0.1)	(1.0)	(9.8)
Net change	(1.9)	(4.0)	(12.0)	1.9	(0.1)	9.5	(6.6)
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and Retail funds seed capital for which we do not charge an investment management fee from AUM.

Average assets under management at AB by distribution channel and investment services were as follows:

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(In Billions)
Distribution Channel:
Institutions	$243.4	$242.9	$234.3	0.2%	3.6%
Retail	157.7	160.6	159.6	(1.8)	0.6
Private Wealth Management	78.9	77.2	73.6	2.2	4.9
Total	$480.0	$480.7	$467.5	(0.1)%	2.8%
Investment Service:
Equity Actively Managed	$109.4	$113.2	$111.2	(3.4)%	1.8%
Equity Passively Managed(1)	46.5	49.3	49.6	(5.7)	(0.6)
Fixed Income Actively
Managed – Taxable	221.5	217.7	219.5	1.7	(0.8)
Fixed Income Actively
Managed – Tax-exempt	36.3	32.6	30.4	11.3	7.2
Fixed Income Passively
Managed(1)	11.0	10.1	9.7	8.9	4.1
Other(2)	55.3	57.8	47.1	(4.3)	22.7
Total	$480.0	$480.7	$467.5	(0.1)%	2.8%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

GENERAL ACCOUNT INVESTMENT PORTFOLIO
The General Account investment assets (“GAIA”) portfolio consists of a well-diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans, equity securities and other invested assets.
The Company has asset/liability management (“ALM”) with separate investment objectives for specific classes of product liabilities. The Company establishes investment strategies to manage each product class’ investment return, duration and liquidity requirements, consistent with management’s overall investment objectives for the GAIA portfolio.
The GAIA portfolio and investment results support the insurance and annuity liabilities of the Insurance segment’s business operations. The following table reconciles the consolidated balance sheet asset and liability amounts to GAIA.
Net General Account Investment Assets
December 31, 2016

Balance Sheet Captions:	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Fixed maturities, available for sale, at fair value(2)	$32,570	$1,493	$31,077
Mortgage loans on real estate	9,757	45	9,712
Policy Loans	3,361	(104)	3,465
Other equity investments	1,408	82	1,326
Trading securities	9,134	505	8,629
Other invested assets	2,186	2,186	—
Total investments	58,416	4,207	54,209
Cash and cash equivalents	2,950	862	2,088
Short-term and long-term debt	(513)	(513)	—
Total	$60,853	$4,556	$56,297

(1)
Assets listed in the “Other” category principally consist of the Company’s loans to affiliates and other miscellaneous assets or liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account which are not managed as part of GAIA, including related accrued income or expense, certain reclassifications and intercompany adjustments, other invested assets related to Derivatives and Alliance investments and, for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)	The liability for repurchase agreements is included with Fixed Maturities at December 31, 2016, 2015 and 2014.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2016		2015		2014
	Yield	Amount	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.53%	$1,367	4.44%	$1,297	4.62%	$1,329
Ending assets		29,487		28,998		28,958
Below investment grade
Income	7.02%	109	6.98%	109	6.57%	121
Ending assets		1,590		1,321		1,847
Mortgages:
Income (loss)	5.54%	462	5.07%	354	5.27%	336
Ending assets		9,712		7,480		6,794
Other Equity Investments:
Income (loss)	4.70%	62	4.5%	66	12.14%	204
Ending assets		1,326		1,339		1,632
Policy Loans:
Income	6.03%	210	6.09%	213	6.13%	216
Ending assets		3,465		3,499		3,515
Cash and Short-term Investments:
Income	—%	11	—%	1	—%	1
Ending assets		2,088		2,530		2,845
Trading Securities:
Income	0.67%	49	0.80%	44	0.91%	38
Ending assets		8,629		6,303		4,513
Total Invested Assets:
Income	4.19%	2,270	4.1%	2,084	4.53%	2,245
Ending Assets		56,297		51,470		50,104
Debt and Other:
Interest expense and other		—		(9)		(15)
Ending assets (liabilities)		—		—		(201)
Total:
Investment income	4.19%	2,270	4.10%	2,075	4.63%	2,230
Less: investment fees	(0.11)%	(60)	(0.11)%	(55)	(0.11)%	(52)
Investment Income, Net	4.08%	$2,210	3.99%	$2,020	4.52%	$2,178
Ending Net Assets		$56,297		$51,470		$49,903

The increase in the book yield in 2016 when compared to 2015 was primarily due to prepayment of fixed maturities and mortgage loans.

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At December 31, 2016, 75.0% of the fixed maturity portfolio was publicly traded. At December 31, 2016, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $415 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.  The General Account had $2.1 billion or 6.4% of exposure to the oil and gas industry ($1.4 billion in the Energy sector, $630 million in the Utility sector and $88 million in other sectors) at December 31, 2016. Of the total oil and gas industry related securities the General Account held at December 31, 2016 an amortized cost of $1.9 billion or 92.0% was above investment grade. Given recent market conditions the Company expects some of these securities to fall below investment grade in the future. See “Fixed Maturities by Industry” below.

Fixed Maturities by Industry

The General Account’s fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.
Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At December 31, 2016
Corporate Securities:
Finance	$4,764	$150	$20	$4,894
Manufacturing	5,525	249	40	5,734
Utilities	3,395	201	24	3,572
Services	3,095	133	22	3,206
Energy	1,383	70	15	1,438
Retail and wholesale	1,017	34	9	1,042
Transportation	748	50	6	792
Other	74	3	—	77
Total corporate securities	20,001	890	136	20,755
U.S. government	10,724	221	624	10,321
Commercial mortgage-backed	415	28	72	371
Residential mortgage-backed(2)	294	20	—	314
Preferred stock	519	45	10	554
State & municipal	432	63	2	493
Foreign governments	375	29	14	390
Asset-backed securities	51	10	1	60
Total	$32,811	$1,306	$859	$33,258
At December 31, 2015
Corporate Securities:
Finance	$4,680	$188	$18	$4,850
Manufacturing	5,837	270	110	5,997
Utilities	3,235	200	44	3,391
Services	2,942	126	35	3,033
Energy	1,728	46	96	1,678
Retail and wholesale	1,069	38	10	1,097
Transportation	819	49	12	856
Other	74	2	1	75
Total corporate securities	20,384	919	326	20,977
U.S. government	8,783	279	305	8,757
Commercial mortgage-backed	591	29	87	533
Residential mortgage-backed(2)	607	32	—	639
Preferred stock	592	57	2	647
State & municipal	437	68	1	504
Foreign governments	397	36	17	416
Asset-backed securities	68	10	1	77
Total	$31,859	$1,430	$739	$32,550

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Account’s public and private below investment grade fixed maturities totaled $1.2 billion, or 3.5%, of the total fixed maturities at December 31, 2016 and $895 million, or 2.8%, of the total fixed maturities at December 31, 2015. Gross unrealized losses on public and private fixed maturities increased from $739 million in 2015 to $859 million in 2016. Below investment grade fixed maturities represented 5.2% and 12.4% of the gross unrealized losses at December 31, 2016 and 2015, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in 2016 than in the prior year.

Public Fixed Maturities Credit Quality. The following table sets forth the General Account’s public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2016
1	Aaa, Aa, A	$17,819	$653	$696	$17,776
2	Baa	6,303	367	41	6,629
	Investment grade	24,122	1,020	737	24,405
3	Ba	345	6	—	351
4	B	132	1	1	132
5	C and lower	—	—	—	—
6	In or near default	15	1	1	15
	Below investment grade	492	8	2	498
Total Public Fixed Maturities		$24,614	$1,028	$739	$24,903
At December 31, 2015
1	Aaa, Aa, A	$16,263	$789	$360	$16,692
2	Baa	6,831	332	137	7,026
	Investment grade	23,094	1,121	497	23,718
3	Ba	354	4	29	329
4	B	101	—	7	94
5	C and lower	28	—	2	26
6	In or near default	3	—	—	3
	Below investment grade	486	4	38	452
Total Public Fixed Maturities		$23,580	$1,125	$535	$24,170

(1)	At December 31, 2016 and 2015, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.     The following table sets forth the General Account’s private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2016
1	Aaa, Aa, A	$3,913	$149	$54	$4,008
2	Baa	3,623	123	23	3,723
	Investment grade	7,536	272	77	7,731
3	Ba	491	3	14	480
4	B	128	1	9	120
5	C and lower	28	1	12	17
6	In or near default	14	1	8	7
	Below investment grade	661	6	43	624
Total Private Fixed Maturities		$8,197	$278	$120	$8,355
At December 31, 2015
1	Aaa, Aa, A	$4,167	$180	$47	$4,300
2	Baa	3,703	120	103	3,720
	Investment grade	7,870	300	150	8,020
3	Ba	243	1	7	237
4	B	46	—	7	39
5	C and lower	76	—	17	59
6	In or near default	44	4	23	25
	Below investment grade	409	5	54	360
Total Private Fixed Maturities		$8,279	$305	$204	$8,380

(1)
Includes, as of December 31, 2016 and 2015, respectively, 12 securities with amortized cost of $190 million (fair value, $180 million) and 19 securities with amortized cost of $313 million (fair value, $307 million) that were categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.     The following table sets forth the General Account’s holdings of public and private corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2016
1	Aaa, Aa, A	$9,593	$432	$70	$9,955
2	Baa	9,353	444	50	9,747
	Investment grade	18,946	876	120	19,702
3	Ba	828	9	14	823
4	B	214	2	1	215
5	C and lower	13	1	1	13
6	In or near default	—	2	—	2
	Below investment grade	1,055	14	16	1,053
Total Corporate Fixed Maturities		$20,001	$890	$136	$20,755
At December 31, 2015
1	Aaa, Aa, A	$9,800	$514	$54	$10,260
2	Baa	9,911	396	232	10,075
	Investment grade	19,711	910	286	20,335
3	Ba	568	6	36	538
4	B	75	—	3	72
5	C and lower	29	—	1	28
6	In or near default	1	3	—	4
	Below investment grade	673	9	40	642
Total Corporate Fixed Maturities		$20,384	$919	$326	$20,977

(1)
Includes, as of December 31, 2016 and 2015, respectively, 12 securities with amortized cost of $190 million (fair value, $180 million) and 18 securities with amortized cost of $312 million (fair value, $306 million) that were categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At December 31, 2016, the amortized cost and fair value of asset-backed securities held were $51 million and $60 million, respectively; at December 31, 2015, those amounts were $68 million and $77 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the General Account’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).
Commercial Mortgage-Backed Securities
December 31, 2016

Vintage	Moody’s Agency Rating					Total December 31, 2016	Total December 31, 2015
	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$14	$2	$3	$7	$23	$49	$103
2005	3	—	1	20	112	136	217
2006	—	—	—	15	143	158	196
2007	—	—	—	—	72	72	75
Total CMBS	$17	$2	$4	$42	$350	$415	$591
At fair value:
2004 and Prior Years	$14	$2	$3	$7	$22	$48	$96
2005	3	—	1	20	111	135	212
2006	—	—	—	15	107	122	157
2007	—	—	—	—	65	65	68
Total CMBS	$17	$2	$4	$42	$305	$370	$533
Mortgages
Investment Mix
At December 31, 2016 and 2015, respectively, approximately 16.8% and 14.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated. A portion of the funds used to originate new mortgage loans in 2016 were received from the issuance of approximately $1.7 billion of long term funding agreements to the FHLBNY.

	December 31, 2016	December 31, 2015
	(In Millions)
Commercial mortgage loans	$7,264	$5,230
Agricultural mortgage loans	$2,501	$2,330
Total Mortgage Loans	$9,765	$7,560

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	December 31, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$2,760	28.3%	$2,014	26.6%
Middle Atlantic	2,671	27.4	2,101	27.8
South Atlantic	1,069	10.9	879	11.6
East North Central	818	8.4	535	7.1
Mountain	725	7.4	567	7.5
West North Central	713	7.3	603	8.0
West South Central	448	4.6	413	5.5
New England	371	3.8	272	3.6
East South Central	190	1.9	176	2.3
Total Mortgage Loans	$9,765	100%	$7,560	100%
By Property Type:
Office Buildings	$3,249	33.3%	$2,251	29.8%
Agricultural properties	2,501	25.6	2,330	30.8
Apartment complexes	2,439	25.0	1,622	21.5
Retail Stores	585	6.0	471	6.2
Industrial Buildings	453	4.6	377	5.0
Hospitality	416	4.3	400	5.3
Other	122	1.2	109	1.4
Total Mortgage Loans	$9,765	100%	$7,560	100%

At December 31, 2016, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 60% while the agricultural mortgage loans weighted average loan-to-value ratio was 46%.

The following table provides information relating to the Loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of December 31, 2016. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2016

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Commercial and Agricultural Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using actual results from property operations.
The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2016.
Mortgage Loans by Year of Origination

	December 31, 2016
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2016	$3,308	33.9%
2015	1,437	14.7
2014	1,331	13.6
2013	1,642	16.8
2012	945	9.7
2011 and prior	1,102	11.3
Total Mortgage Loans	$9,765	100%

At December 31, 2016 and 2015, respectively, $6 million and $32 million of mortgage loans were classified as problem loans while $60 million and $63 million were classified as potential problem loans and $15 million and $16 million were classified as restructured loans.

The TDR mortgage loan shown in the table below has been modified five times since 2011. The modifications extended the maturity from its original maturity of November 5, 2014 to March 5, 2017 and extended interest only payments through maturity. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of the majority of the underlying collateral and $32 million from a charge-off. The remaining $15 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications
December 31, 2016

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(Dollars In Millions)
Commercial mortgage loans	1	$15	$15
There were no default payments on the above loan during 2016.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2016 and 2015.

	Commercial Mortgage Loans
	2016	2015	2014
	(In Millions)
Allowance for credit losses:
Beginning Balance, January 1,	$6	$37	$42
Charge-offs	—	(32)	(14)
Recoveries	(2)	(1)	—
Provision	4	2	9
Ending Balance, December 31,	$8	$6	$37
Ending Balance, December 31,
Individually Evaluated for Impairment	$8	$6	$37
Other Equity Investments

At December 31, 2016, private equity partnerships, hedge funds and real-estate related partnerships were 87.5% of total other equity investments. These interests, which represent 2.1% of GAIA, consist of a diversified portfolio of LBO mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments. The General Account had $0.1 million of exposure (less than 0.1% of other equity investments) to private equity partnerships denominated in British currency at December 31, 2016.
Other Equity Investments - Classifications

	December 31, 2016	December 31, 2015
	(In Millions)
Common stock	$171	$105
Joint ventures and limited partnerships:
Private equity	823	884
Hedge funds	221	254
Real estate related	158	106
Total Other Equity Investments	$1,373	$1,349

Derivatives
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by the NYDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps, equity options as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.
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
Derivatives utilized to hedge risks associated with interest-rate risk arising from issuance of funding agreements
The Company issues fixed and floating rate funding agreements, to fund originated non-recourse commercial real estate mortgage loans, the terms of which may result in short term economic interest rate risk between mortgage loan commitment and mortgage loan funding. The Company uses forward interest-rate swaps to protect against interest rate fluctuations during this period.  Realized gains and losses from the forward interest rate swaps are amortized over the life of the loan in interest credited to policyholder’s account balances.
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
Derivatives utilized for General Account Investment Portfolio

Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The SNAC under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

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
Derivative Instruments by Category
At or For the Year Ended December 31, 2016

				Gains (Losses) Reported in Net Earnings (Loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,983	$—	$—	$(823)
Swaps	3,439	13	66	(281)
Options	11,465	2,114	1,154	727
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,892	245	1,162	(224)
Futures	6,926	—		87
Swaptions	—	—		—
Credit contracts:(1)
Credit default swaps	2,712	19	14	16
Other freestanding contracts:(1)
Foreign currency Contracts	549	48	1	47
Margin	—	101	—	—
Collateral	—	712	748	—
Net investment income				(447)
Embedded derivatives:
GMIB reinsurance contracts	—	10,309	—	(261)
GWBL and other features(2)	—	—	164	(20)
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(754)
Balance, December 31, 2016	$50,466	$13,572	$4,196	$(1,482)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses)

	2016	2015	2014
	(In Millions)
Fixed maturities	$(2)	$(18)	$(54)
Other equity investments	(9)	3	(3)
Other	(2)	(1)	(3)
Total	$(13)	$(16)	$(60)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses), Net

	2016	2015	2014
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$141	$43	$47
Total gross realized investment gains	141	43	47
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(65)	(41)	(72)
Gross losses on sales and maturities	(78)	(20)	(29)
Total gross realized investment losses	(143)	(61)	(101)
Total	$(2)	$(18)	$(54)
The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	2016	2015	2014
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(22)	$(22)	$(33)
Private fixed maturities	(43)	(19)	(39)
Total fixed maturities securities	(65)	(41)	(72)
Equity securities	—	—	(3)
Total	$(65)	$(41)	$(75)
OTTI on fixed maturities recorded in net earnings (loss) in 2016, 2015 and 2014 were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES
Overview

The Company conducts operations in two business segments: the Insurance and Investment Management segments. The liquidity and capital resource needs of each of these segments are managed independently.
Analysis of Consolidated Statement of Cash Flows
Years Ended December 31, 2016 and 2015
Cash and cash equivalents of $3.0 billion at December 31, 2016 decreased $78 million from $3.0 billion at December 31, 2015.
Net cash used in operating activities was $461 million in 2016 as compared to net cash used in operating activities of $244 million in 2015. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $5.4 billion, $2.9 billion higher than the $2.5 billion net cash used by investing activities in 2015. The increase was principally due to $3.0 billion higher net purchase of investments and $427 million lower cash inflows from cash settlement related to derivatives which was partially offset by $384 million decrease of loans to affiliates and $158 million lower purchase of short-term investments.
Cash flows provided by financing activities were $5.8 billion in 2016; $2.7 billion higher than the $3.0 billion net cash provided by financing activities in 2015. The impact of the net deposits to policyholders’ account balances was $8.1 billion (including $1.7 billion from the issuance of funding agreements to the FHLBNY) and $3.9 billion in 2016 and 2015, respectively. Net cash inflows related to repurchase and reverse repurchase agreements were $183 million and $860 million in 2016 and 2015 respectively. Partially offsetting these cash inflows were the impacts of $1.1 billion shareholder cash dividends, $552 million cash outflows from changes in collateralized pledged assets and liabilities, $522 million of cash outflows from cash distributions to noncontrolling interest of the Company and non-controlling interest of consolidated VIE's in 2016 compared to $767 million shareholder cash dividends, $272 million cash outflows from changes in collateralized pledged assets and liabilities and $414 million of cash outflows from cash distributions to noncontrolling interest of the Company in 2015.
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
Net cash used in investing activities was $2.5 billion, $283 million lower than the $2.8 billion net cash used by investing activities in 2014. The decrease was principally due to $1.8 billion lower net purchase of investments which was partially offset by $818 million higher net purchases of trading account securities, $470 million lower cash inflows from cash settlement related to derivatives and $368 million higher purchase of short-term investments.
Cash flows provided by financing activities decreased $809 million from $3.8 billion in 2014 to $3.0 billion in 2015. The impact of the net deposits to policyholders’ account balances was $3.9 billion and $4.0 billion in 2015 and 2014, respectively. During 2015, the Company entered into $860 million of net repurchase and reverse repurchase agreements. Change in short-term borrowings decreased $95 million in 2015 compared to a decrease of $221 million in 2014, which primarily reflect AB’s commercial paper program activity. Change in collateralized pledged assets and liabilities decreased $272 million in 2015, $690 million less than the $418 million increase in 2014. In 2015, AXA Equitable paid $767 million of shareholder cash dividends to AXA Financial and repaid a $200 million surplus note to a third party at maturity. In 2014, AXA Equitable paid $382 million of shareholder cash dividends and repaid $825 million of surplus notes to AXA Financial.

Insurance Segment

The Insurance segment’s liquidity management uses a centralized funds management process. This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity including derivative transactions. Funds are managed through a banking system designed to reduce float and maximize funds availability. Information regarding liquidity needs and availability is used to produce forecasts of available funds and cash flow. Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.
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
General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$2,773	12.4%	$2,819	14.1%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	29	0.1	31	0.2
At contract value, less surrender charge of 5% or more	1,174	5.2	1,399	7.0
Subtotal	1,203	5.3	1,430	7.2
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	18,427	82.3	15,793	78.7
Total Annuity Reserves And Deposit Liabilities	$22,403	100%	$20,042	100%
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
Sources of Liquidity. The principal sources of the Insurance segment’s cash flows are premiums, deposits (including the issuance of funding agreements) and charges on policies and contracts, investment income, investment advisory fees, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates, repurchase agreements and dividends and distributions from subsidiaries.
The Insurance segment’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2016, this asset pool included an aggregate of $2.2 billion in highly liquid short-term investments, as compared to $2.5 billion at December 31, 2015. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral.  At December 31, 2016 and 2015 AXA Equitable had $2.2 billion and $500 million respectively, of outstanding funding agreements with the FHLBNY.  During 2016, AXA Equitable issued an additional $1.7 billion of funding agreements to the FHLBNY in order to increase investment in commercial mortgage loans. At December 31, 2016 and 2015, the total outstanding balance of repurchase agreements was $2.0 billion and $1.9 billion, respectively.  The Company utilized these funding and repurchase agreements for cash management, asset liability management and spread lending purposes.

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
Off Balance Sheet Transactions. At December 31, 2016 and 2015, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements.
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $697 million and $883 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2016.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York law, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At December 31, 2016, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
AXA Equitable currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.4 billion at December 31, 2016) and/or letters of credit ($3.7 billion at December 31, 2016). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity. For additional information, see “Item 1A - Risk Factors”.
AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Interest rates and/or equity market performance impact the reserve requirements and capital needed to support the variable annuity guarantee business. While management believes that AXA Equitable currently has the necessary capital to support its business, future capital requirements will depend on future market conditions and regulations and there can be no assurance that sufficient additional required capital could be secured. For additional information, see “Item 1A – Risk Factors”.

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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1.2 billion during 2017. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In 2016, AXA Equitable paid $1,050 million in shareholder dividends. In 2015, AXA Equitable paid $767 million in shareholder dividends and transferred approximately 10.0 million in Units of AB (fair value of $245 million) in the form of a dividend to AEFS. In 2014, AXA Equitable paid $382 million in shareholder dividends.
For 2016, 2015 and 2014, respectively, AXA Equitable’s statutory net income (loss) totaled $679 million, $2.0 billion and $1.7 billion. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $5.3 billion and $5.9 billion at December 31, 2016 and 2015, respectively.
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
Debt and Credit Facilities

At December 31, 2016 and 2015, AB had $513 million and $584 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.9% and 0.5% respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2016 and 2015 were $423 million and $338 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.

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
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2016, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

As of December 31, 2016 and 2015, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During 2016 and 2015, AB and SCB LLC did not draw upon the Credit Facility.

On December 1, 2016, AB entered into a $200 million, unsecured 364-day senior revolving credit facility (the “ AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto. The AB Revolver is available for

AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2016, we had no amounts outstanding under the AB Revolver and the average daily borrowings for 2016 were $7.3 million, with a weighted average interest rate of 1.6%.

In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while one has no stated limit.

As of December 31, 2016 and 2015, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2016 and 2015 were $4 million and $4 million, respectively, with weighted average interest rates of approximately 1.1% and 1.2% for 2016 and 2015, respectively.
AB’s financial condition and access to public and private debt markets should provide adequate liquidity for AB’s general business needs. AB’s Management believes that cash flow from operations and the issuance of debt and AB Units or Holding Units will provide AB with the resources necessary to meet its financial obligations. For further information, see AB’s Annual Report on Form 10-K for the year ended December 31, 2016.
Other AB Transactions
AB engages in open-market purchases of AB Holding Units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2016 and 2015, AB purchased 10.5 million and 8.5 million Holding units for $237 million and $218 million respectively. These amounts reflect open-market purchases of 7.9 million and 5.8 million Holding units for $176 million and $151 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.
During 2016, AB granted to employees and eligible directors 7.0 million restricted AB Holding unit awards (including 6.1 million granted in December for 2016 year-end awards). During 2015, AB granted to employees and eligible directors 7.4 million restricted AB Holding awards (including 7.0 million granted in December 2015 for year-end awards). Prior to third quarter 2014, AB funded these awards by allocating previously repurchased Holding units that had been held in its consolidated rabbi trust. In 2015, AB Holding used Holding units repurchased during the fourth quarter of 2015 and newly-issued Holding units to fund restricted Holding awards.
Effective July 1, 2013, management of AB and AB Holding retired all unallocated Holding units in AB’s consolidated rabbi trust. To retire such units, AB delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AB units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AB’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AB and AB Holding intend to retire additional units as AB purchases Holding units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding units is not available in the rabbi trust to fund new awards, AB Holding will issue new Holding units in exchange for newly-issued AB units, as was done in December 2015.
Off-Balance Sheet Arrangements
AB had no off-balance sheet arrangements other than the guarantees that are discussed below.
Guarantees
Under various circumstances, AB guarantees the obligations of its consolidated subsidiaries.
AB maintains a guarantee in connection with the $1.0 billion AB Credit Facility. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $425 million for four of SCB LLC’s uncommitted lines of credit.

AB maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCB LLC, its U.K.-based broker-dealer and its Cayman subsidiary. AB also maintains three additional guarantees with other commercial banks, under which it guarantees approximately $366 million of obligations for AB’s U.K.-based broker-dealer. In the event any of these entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
AB also has two smaller guarantees with a commercial bank totaling approximately $2 million, under which it guarantees certain obligations in the ordinary course of business of two foreign subsidiaries.
AB has not been required to perform under any of the above agreements and currently has no liability in connection with these agreements.

CONTRACTUAL OBLIGATIONS
The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates: See Notes 10, 11, 12 and 16 of Notes to the Consolidated Financial Statements and “Certain Relationships and Related Party Transactions” contained elsewhere herein and AB’s Report on Form 10-K for the year ended December 31, 2016 for information on related party transactions.
A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:
Contractual Obligations - December 31, 2016

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 -5 years	Over 5 years
	(In Millions)
Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities(1)	$91,177	$1,990	$4,599	$5,575	$79,013
FHLBNY Funding Agreements	2,238	500	—	58	1,680
AB commercial paper	513	513	—	—	—
Operating leases	1,392	218	401	327	446
AB Funding commitments	32	11	14	3	4
Employee benefits	65	4	12	11	38
Total Contractual Obligations	$95,417	$3,236	$5,026	$5,974	$81,181

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

Unrecognized tax benefits of $394 million, including $13 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During 2009, AB entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2016, AB had funded $34 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2016, AB had funded $21 million of this commitment.

During 2012, AB entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2016, AB had funded $6 million of this commitment.

At year-end 2016, AB had a $226 million accrual for compensation and benefits, of which $137 million is expected to be paid in 2017, $49 million in 2018 and 2019, $13 million in 2020-2021 and the rest thereafter. Further, AB expects to make contributions to its qualified profit sharing plan of approximately $14 million in each of the next four years.

In addition, the Company has obligations under contingent commitments at December 31, 2016, including: AB’s Credit Facility and commercial paper program; AXA Equitable’s $18 million undrawn letters of credit; as well as the Company’s $697 million and $883 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 16 and 17 of Notes to Consolidated Financial Statements.

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
Insurance Segment
Insurance Segment results significantly depend on profit margins or “spreads” between investment results from assets held in the GAIA and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk - Fair Value. Insurance Segment assets with interest rate risk include available-for-sale and trading fixed maturities and mortgage loans that make up 87.2% of the carrying value of General Account Investment Assets at December 31, 2016. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 BP increase in interest rates at December 31, 2016 and 2015 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2016		December 31, 2015
	Fair Value	Balance After +100 BP Change	Fair Value	Balance After +100 BP Change
	(In Millions)
Fixed Income Investments:
Available-for-sale:
Fixed rate	$31,978	$28,944	$30,677	$28,656
Floating rate	591	590	523	522
Trading securities:
Fixed rate	8,127	7,947	5,690	5,587
Floating rate	546	542	466	463
Mortgage loans	$9,608	$9,062	$7,171	$6,875
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
Investments with Equity Price Risk – Fair Value.    The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2016 and 2015:

Equity Price Risk Exposure

	December 31, 2016		December 31, 2015
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Equity Investments
Available-For-Sale	$110	$99	$32	$29
Trading	$265	$238	$108	$98
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
Liabilities with Interest Rate Risk - Fair Value. At December 31, 2016 and 2015, the aggregate carrying values of insurance contracts with interest rate risk were $4.5 billion and $2.7 billion, respectively. The aggregate fair value of such liabilities at December 31, 2016 and 2015 were $4.5 billion and $2.8 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $236 million and $109 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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

At December 31, 2016 and 2015, the net fair values of the Company’s derivatives were $54 million and $658 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Insurance Segment - Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After -100 BP Change	Fair Value	Balance After +100 BP Change
	(In Millions, Except for Weighted Average Term)
December 31, 2016
Floors	$1,500	0	$11	$11	$11
Swaps	19,441	5	960	(870)	(2,396)
Futures	6,926		(159)	—	168
Credit Default Swaps	2,712	4	5	5	5
Total	$30,579		$817	$(854)	$(2,212)
December 31, 2015
Floors	$1,800	2	$75	$61	$42
Swaps	13,653	5	2,096	244	(1,294)
Futures	8,685		(75)	—	100
Credit Default Swaps	2,412	4	(23)	(23)	(23)
Total	$26,550		$2,073	$282	$(1,175)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
December 31, 2016
Futures	$4,983	0	$—	$479
Swaps	3,439	1	(53)	277
Options	11,465	2	961	494
Total	$19,887		$908	$1,250
December 31, 2015
Futures	$6,929	0	$—	$621
Swaps	1,213	1	(13)	127
Options	7,358	2	389	68
Total	$15,500		$376	$816

In addition to the freestanding derivatives discussed above, the Company has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $10.3 billion and $10.6 billion at December 31, 2016 and 2015, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2016 and 2015, respectively, would increase the balances of the reinsurance contract asset to $11.0 billion and $11.5 billion. Also, the SCS, SIO, MSO, IUL, GIB, GWBL and other feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features was $1.1 billion and $494 million at December 31, 2016 and 2015, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2016 and 2015, respectively, would be to decrease the liability balance to $662 million and $258 million.

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
Investments with Interest Rate Risk – Fair Value.    The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 BP increase in interest rates at all maturities from the levels prevailing at December 31, 2016 and 2015:
Interest Rate Risk Exposure

	December 31, 2016		December 31, 2015
	Fair Value	Balance After +100 BP Point	Fair Value	Balance After +100 BP Change
	(In Millions)
Fixed Income Investments:
Trading	$121	$113	$208	$196
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
Investments with Equity Price Risk – Fair Value.    AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2016 and 2015:
Equity Price Risk Exposure

	December 31, 2016		December 31, 2015
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Equity Investments:
Trading	$180	$162	$332	$299
Available-for-sale and other investments	163	147	130	117
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
For further information on AB’s market risk, see AB L.P. and AB Holding’s Annual Reports on Form 10-K for the year ended December 31, 2016.

Part II, Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
AXA EQUITABLE LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2017

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS	(In Millions)
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $32,123 and $31,201)	$32,570	$31,893
Mortgage loans on real estate (net of valuation allowances of $8 and $6)	9,757	7,171
Policy loans	3,361	3,393
Other equity investments	1,408	1,477
Trading securities, at fair value	9,134	6,805
Other invested assets	2,186	1,788
Total investments	58,416	52,527
Cash and cash equivalents	2,950	3,028
Cash and securities segregated, at fair value	946	565
Broker-dealer related receivables	2,100	1,971
Securities purchased under agreements to resell	—	79
Deferred policy acquisition costs	4,301	4,469
Goodwill and other intangible assets, net	3,741	3,733
Amounts due from reinsurers	4,635	4,466
Loans to affiliates	703	1,087
Guaranteed minimum income benefit reinsurance asset, at fair value	10,309	10,570
Other assets	4,260	4,634
Separate Accounts’ assets	111,403	107,497
Total Assets	$203,764	$194,626
LIABILITIES
Policyholders’ account balances	$38,782	$33,033
Future policy benefits and other policyholders liabilities	25,358	24,531
Broker-dealer related payables	484	404
Securities sold under agreements to repurchase	1,996	1,890
Customers related payables	2,360	1,715
Amounts due to reinsurers	125	131
Short-term debt	513	584
Current and deferred income taxes	3,816	4,647
Other liabilities	2,108	2,586
Separate Accounts’ liabilities	111,403	107,497
Total liabilities	186,945	177,018
Redeemable Noncontrolling Interest	$403	$13

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 16 and 17)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015
(CONTINUED)

	2016	2015
EQUITY	(In Millions)
AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	5,339	5,321
Retained earnings	7,983	8,958
Accumulated other comprehensive income (loss)	7	228
Total AXA Equitable’s equity	13,331	14,509
Noncontrolling interest	3,085	3,086
Total equity	16,416	17,595
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$203,764	$194,626

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,423	$3,208	$3,115
Premiums	880	854	874
Net investment income (loss):
Investment income (loss) from derivative instruments	(462)	(81)	1,605
Other investment income (loss)	2,318	2,057	2,210
Total net investment income (loss)	1,856	1,976	3,815
Investment gains (losses), net:
Total other-than-temporary impairment losses	(65)	(41)	(72)
Portion of loss recognized in other comprehensive income (loss)	—	—	—
Net impairment losses recognized	(65)	(41)	(72)
Other investment gains (losses), net	81	21	14
Total investment gains (losses), net	16	(20)	(58)
Commissions, fees and other income	3,791	3,942	3,930
Increase (decrease) in the fair value of the reinsurance contract asset	(261)	(141)	3,964
Total revenues	9,705	9,819	15,640
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,893	2,799	3,708
Interest credited to policyholders’ account balances	1,555	978	1,186
Compensation and benefits	1,723	1,783	1,739
Commissions	1,095	1,111	1,147
Distribution related payments	372	394	413
Interest expense	16	20	53
Amortization of deferred policy acquisition costs, net	162	(331)	(413)
Other operating costs and expenses	1,458	1,415	1,692
Total benefits and other deductions	9,274	8,169	9,525
Earnings (loss) from operations, before income taxes	431	1,650	$6,115
Income tax (expense) benefit	113	(186)	(1,695)
Net earnings (loss)	544	1,464	4,420
Less: net (earnings) loss attributable to the noncontrolling interest	(469)	(403)	(387)
Net Earnings (Loss) Attributable to AXA Equitable	$75	$1,061	$4,033
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$544	$1,464	$4,420
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(18)	(25)	(21)
Change in unrealized gains (losses), net of reclassification adjustment	(217)	(881)	969
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(3)	(4)	(23)
Total other comprehensive income (loss), net of income taxes	(238)	(910)	925
Comprehensive income (loss)	306	554	5,345
Less: Comprehensive (income) loss attributable to noncontrolling interest	(452)	(388)	(358)
Comprehensive Income (Loss) Attributable to AXA Equitable	$(146)	$166	$4,987
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,321	5,957	5,934
Deferred tax on dividend of AB Units	—	(35)	(26)
Non cash capital contribution from AXA Financial (See Note 12)	—	137	—
Transfer of unrecognized net actuarial loss of the AXA Equitable Qualified Pension Plan to AXA Financial (see Note 15)	—	(772)	—
Changes in capital in excess of par value	18	34	49
Capital in excess of par value, end of year	5,339	5,321	5,957

Retained earnings, beginning of year	8,958	8,809	5,205
Net earnings (loss)	75	1,061	4,033
Shareholder dividends	(1,050)	(912)	(429)
Retained earnings, end of year	7,983	8,958	8,809

Accumulated other comprehensive income (loss), beginning of year	228	351	(603)
Transfer of unrecognized net actuarial loss of the AXA Equitable Qualified Pension Plan to AXA Financial (see Note 15)	—	772	—
Other comprehensive income (loss)	(221)	(895)	954
Accumulated other comprehensive income (loss), end of year	7	228	351
Total AXA Equitable’s equity, end of year	13,331	14,509	15,119

Noncontrolling interest, beginning of year	3,086	2,989	2,903
Repurchase of AB Holding units	(168)	(154)	(62)
Net earnings (loss) attributable to noncontrolling interest	464	403	387
Dividends paid to noncontrolling interest	(384)	(414)	(401)
Dividend of AB Units by AXA Equitable to AXA Financial	—	145	48
Other comprehensive income (loss) attributable to noncontrolling interest	(17)	(15)	(29)
Other changes in noncontrolling interest	104	132	143
Noncontrolling interest, end of year	3,085	3,086	2,989
Total Equity, End of Year	$16,416	$17,595	$18,108
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(In Millions)
Net earnings (loss)	$544	$1,464	$4,420
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,555	978	1,186
Universal life and investment-type product policy fee income	(3,423)	(3,208)	(3,115)
(Increase) decrease in the fair value of the reinsurance contract asset	261	141	(3,964)
(Income) loss related to derivative instruments	462	81	(1,605)
Investment (gains) losses, net	(16)	20	58
Realized and unrealized (gains) losses on trading securities	41	43	(22)
Non-cash long term incentive compensation expense	152	172	171
Amortization of deferred sales commission	41	49	42
Other depreciation and amortization	(98)	(18)	44
Amortization of deferred cost of reinsurance asset	159	39	302
Amortization of other intangibles	29	28	27
Changes in:
Net broker-dealer and customer related receivables/payables	608	(38)	(525)
Reinsurance recoverable	(534)	(916)	(488)
Segregated cash and securities, net	(381)	(89)	505
Deferred policy acquisition costs	162	(331)	(413)
Future policy benefits	783	934	1,647
Current and deferred income taxes	(771)	258	1,448
Accounts payable and accrued expenses	(66)	38	(259)
Other, net	31	111	(98)
Net cash provided by (used in) operating activities	$(461)	$(244)	$(639)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(CONTINUED)

	2016	2015	2014
	(In Millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$7,154	$4,368	$3,157
Mortgage loans on real estate	676	609	652
Trading account securities	6,271	10,768	6,099
Other	32	134	99
Payment for the purchase/origination of:
Fixed maturities, available for sale	(7,873)	(4,701)	(5,184)
Mortgage loans on real estate	(3,261)	(1,311)	(1,432)
Trading account securities	(8,691)	(12,501)	(7,014)
Other	(250)	(132)	(135)
Cash settlements related to derivative instruments	102	529	999
Decrease in loans to affiliates	384	—	—
Change in short-term investments	(205)	(363)	(5)
Investment in capitalized software, leasehold improvements and EDP equipment	(85)	(71)	(83)
Purchase of business, net of cash acquired	(21)	—	(61)
Other, net	409	203	157
Net cash provided by (used in) investing activities	$(5,358)	$(2,468)	$(2,751)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(CONTINUED)

	2016	2015	2014
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,342	$5,757	$6,011
Withdrawals	(2,874)	(2,861)	(2,867)
Transfer (to) from Separate Accounts	1,606	1,045	815
Change in short-term financings	(69)	95	221
Change in collateralized pledged assets	(677)	(2)	(12)
Change in collateralized pledged liabilities	125	(270)	430
(Decrease) increase in overdrafts payable	(85)	—	—
Repayment of Loans from Affiliates	—	—	(825)
Repayment of long term debt	—	(200)	—
Shareholder dividends paid	(1,050)	(767)	(382)
Repurchase of AB Holding units	(236)	(214)	(90)
Redemptions of non-controlling interests of consolidated VIEs, net	(137)	—	—
Distribution to noncontrolling interest in consolidated subsidiaries	(385)	(414)	(401)
Increase (decrease) in Securities sold under agreement to repurchase	104	939	950
(Increase) decrease in securities purchased under agreement to resell	79	(79)	—
Other, net	8	5	(7)
Net cash provided by (used in) financing activities	5,751	3,034	3,843
Effect of exchange rate changes on cash and cash equivalents	(10)	(10)	(20)
Change in cash and cash equivalents	(78)	312	433
Cash and cash equivalents, beginning of year	3,028	2,716	2,283
Cash and Cash Equivalents, End of Year	$2,950	$3,028	$2,716
Supplemental cash flow information:
Interest Paid	$11	$19	$72
Income Taxes (Refunded) Paid	$613	$(80)	$272

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION
AXA Equitable Life Insurance Company (“AXA Equitable,” and collectively with its consolidated subsidiaries the “Company”) is a direct, wholly-owned subsidiary of AXA Equitable Financial Services, LLC (“AEFS”). AEFS is a direct, wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial,” and collectively with its consolidated subsidiaries, “AXA Financial Group”). AXA Financial is an indirect wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in financial protection.
The Company conducts operations in two business segments: the Insurance and Investment Management segments. The Company’s management evaluates the performance of each of these segments independently.
Insurance
The Insurance segment offers a variety of term, variable and universal life insurance products, variable annuity products, employee benefit products and investment products including mutual funds principally to individuals and small and medium size businesses and professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products.
The Company’s insurance business is conducted principally by AXA Equitable and its indirect, wholly-owned insurance subsidiaries and AXA Equitable Funds Management Group (“AXA Equitable FMG”).
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
At December 31, 2016 and 2015, the Company’s economic interest in AB was 29.0% and 28.6%, respectively. At December 31, 2016 and 2015, respectively, AXA and its subsidiaries’ economic interest in AB (including AXA Financial Group) was approximately 63.7% and 62.8%. AXA Equitable is the parent of AllianceBernstein Corporation, the general partner (“General Partner”) of the limited partnership, as a result it consolidates AB in the Company’s consolidated financial statements.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2016”, “2015” and “2014” refer to the years ended December 31, 2016, 2015 and 2014, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Adoption of New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance that amends the definition of a business to provide a more robust framework for determining when a set of assets and activities is a business. The definition primarily adds clarity for evaluating whether certain transactions should be accounted for as acquisitions/dispositions of assets or businesses, the latter subject to guidance on business combinations, but also may interact with other areas of accounting where the defined term is used, such as in the application of guidance on consolidation and goodwill impairment. The new guidance is effective for fiscal years ending December 31, 2018. The Company elected to early adopt the new guidance for the year ending December 31, 2016 with no significant impact to the Company’s consolidated financial statements.

In February 2015, the FASB issued a new consolidation standard that makes targeted amendments to the VIE assessment, including guidance specific to the analysis of fee arrangements and related party relationships, modifies the guidance for the evaluation of limited partnerships and similar entities for consolidation to eliminate the presumption of general partner control, and ends the deferral that had been granted to certain investment companies for applying previous VIE guidance. The Company adopted this new standard beginning January 1, 2016, having elected not to early-adopt in previous interim periods, and applied the guidance using a modified retrospective approach, thereby not requiring the restatement of prior year periods. The Company’s reevaluation of all legal entities under the new standard resulted in identification of additional VIEs and consolidation of certain investment products of the Investment Management segment that were not consolidated in accordance with previous guidance. See Consolidation of VIEs below.
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

In August 2014, the FASB issued new guidance which requires management to evaluate whether there is “substantial doubt” about the reporting entity’s ability to continue as a going concern and provide related footnote disclosures about those uncertainties, if they exist. The new guidance was effective for annual periods, ending after December 15, 2016 and interim periods thereafter. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued new guidance that allows investors to elect to use the proportional amortization method to account for investments in qualified affordable housing projects if certain conditions are met. Under this method, which replaces the effective yield method, an investor amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense. The guidance also introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. The guidance was effective for annual periods beginning after December 15, 2014. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In January 2017, the FASB issued updated guidance to simplify the accounting for goodwill impairment. The revised guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for fiscal year ending December 31, 2020. Early adoption is permitted for fiscal periods beginning after January 1, 2017. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In October 2016, the FASB issued updated guidance on consolidation of interests held through related parties that are under common control, which alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control. The new guidance amends the recently adopted consolidation guidance analysis. Under the new guidance, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
Partnerships, investment companies and joint venture interests that the Company has control of and has an economic interest in or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated. Those that the Company does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity method of accounting and are reported in other equity investments. The Company records its interests in certain of these partnerships on a month or one quarter lag.
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
Corporate owned life insurance (“COLI”) has been purchased by AXA Equitable and certain subsidiaries on the lives of certain key employees (including former employees) and AXA Equitable and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2016 and 2015, the carrying value of COLI was $892 million and $864 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
All securities owned, including United States government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the consolidated financial statements on a trade date basis.
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
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2016 and 2015, the carrying values of commercial mortgage loans that had been classified as nonaccrual mortgage loans were $34 million and $72 million, respectively.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s current expectations of interest rates and future fund growth, the Company updated its Reversion to the Mean (“RTM”) assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2016, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.67% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.67% net of product weighted average Separate Account fees) and 0.0% (-2.33% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2016, the average rate of assumed investment yields, excluding policy loans, was 5.1% grading to 4.5% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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

The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefits (“GMDB”) and Guaranteed income benefit (“GIB”) features. The Company previously issued certain variable annuity products with guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features (collectively, “GWBL and other features”). The Company also issues certain variable annuity products that contain a guaranteed minimum income benefit (“GMIB”) feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 5.0% to 6.3% (weighted average of 5.1%) for approximately 99.0% of life insurance liabilities and from 1.6% to 5.5% (weighted average of 4.3%) for annuity liabilities.
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

Accounting for Variable Annuities with GMDB and GMIB Features
Future claims exposure on products with GMDB and GMIB features are sensitive to movements in the equity markets and interest rates. The Company has in place various hedging programs utilizing derivatives that are designed to mitigate the impact of movements in equity markets and interest rates. These various hedging programs do not qualify for hedge accounting treatment. As a result, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves and deferred policy acquisition costs DAC will be recognized over time in accordance with policies described below under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.
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

At December 31, 2016, participating policies, including those in the Closed Block, represent approximately 5.0% ($17,491 million) of directly written life insurance in-force, net of amounts ceded.
Separate Accounts
Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of AXA Equitable. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of contractholders, and for which the Company does not bear the investment risk. Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such Separate Accounts are offset within the same line in the consolidated statements of earnings (loss). For 2016, 2015 and 2014, investment results of such Separate Accounts were gains (losses) of $8,222 million, $1,148 million and $5,959 million, respectively.

Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as Other equity investments in the consolidated balance sheets.

Recognition of Investment Advisory and Administrative Services Revenues and Related Expenses
AXA Equitable FMG performs investment advisory and administrative services to investment companies, currently AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”), 1290 Funds, AXA Allocation Funds Trusts and AXA Offshore Multimanager Funds Trust (“Other AXA Trusts”). AXA Equitable FMG has entered into sub-advisory agreements with affiliated and unaffiliated registered investment advisers to provide sub-advisory services to AXA Equitable FMG with respect to certain portfolios of EQAT and the Other AXA Trusts. AXA Equitable FMG’s administrative services include, among others, fund accounting and compliance services. AXA Equitable FMG has entered into a sub-administration agreement with JPMorgan Chase Bank, N.A. to provide certain sub-administration services to AXA Equitable FMG as instructed by AXA Equitable FMG. AXA Equitable FMG earns fees related to these services; the fees are calculated as a percentage of assets under management and are recorded in Commissions, fees and other income in the Consolidated statements of earnings (loss) as the related services are performed.  Sub-advisory and sub-administrative expenses associated with the services are calculated and recorded as the related services are performed in Other operating costs and expenses in the Consolidated statements of earnings (loss).
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
Commissions paid to financial intermediaries in connection with the sale of shares of open-end AB sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by AB’s U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2016 was not impaired.
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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2016. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AB’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AB’s management’s best estimate of future cash flows discounted to a present value amount.

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

Internal-use Software

Capitalized internal-use software, included in Other assets in the consolidated balance sheets, is amortized on a straight-line basis over the estimated useful life of the software that ranges between three and five years. If an impairment is determined to have occurred, software capitalization is accelerated for the remaining balance deemed to be impaired.

Income Taxes

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

A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that potentially could be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length.

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

At December 31, 2016, the Insurance segment’s General Account held approximately $1,209 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $157,986 million. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,209 million and approximately $697 million of unfunded commitments at December 31, 2016. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.

As a result of adopting the new guidance, the Company identified for consolidation under the VIE model three investment funds sponsored by AB. In addition, the Company identified as a VIE an AB private equity fund previously consolidated at December 31, 2015 under the VOE model. The assets of these consolidated VIEs are presented within other invested assets and cash and cash equivalents and liabilities of these consolidated VIEs are presented within other liabilities on the face of the Company’s consolidated balance sheet at December 31, 2016; ownership interests not held by the Company relating to these consolidated VIEs are presented either as redeemable or non-redeemable non-controlling interest, as appropriate.

In 2016, subsequent to the initial adoption of the VIEs guidance, AB consolidated six additional investment funds that were classified as VIEs in which AB obtained a controlling financial interest due to its investment in those funds and deconsolidated a VIE of which AB no longer was the primary beneficiary due to the redemption of its seed money from the fund. At the time of adoption of the new consolidation guidance, AXA financial consolidated total assets of $265 million, total liabilities of $14 million and redeemable non-controlling interest of $251 million in the consolidated balance sheet. As of December 31, 2016 AXA financial consolidated $933 million of assets, liabilities of $293 million and redeemable non-controlling interest of $392 million associated with the consolidation of VIEs.

As of December 31, 2016, the net assets of investment products sponsored by AB that are non-consolidated VIEs are approximately $43,700 million and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $13 million at December 31, 2016. The Company has no further commitments to or economic interest in these VIEs.

Assumption Updates and Model Changes

In 2016, the Company made several assumption updates and model changes including the following (1) updated the premium funding assumption used in setting variable life policyholder benefit reserves; (2) made changes in the model used in calculating premium loads, which increased interest sensitive life policyholder benefit reserves; (3) updated its mortality assumption for certain VISL products as a result of favorable mortality experience for some of its older products and unfavorable mortality experience on some of its newer products and (4) updated the General Account spread and yield assumptions for certain VISL products to reflect lower expected investment yields.

The net impact of these model changes and assumption updates in 2016 decreased policyholders’ benefits by $77 million, increased the amortization of DAC by $289 million, increased Universal life and investment-type product policy fee income by $22 million, decreased Earnings from continuing operations before income taxes by $189 million and decreased Net earnings by approximately $123 million. Included in these balances are out-of-period adjustments (“OOPA's”) which decreased Earnings from continuing operations before income taxes by $49 million in 2016.

In 2015 the Company announced it would raise cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007, which have both issue ages 70 and above and a current face value amount of $1 million and above, effective in 2016. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established. This COI rate increase was larger than the increase that previously had been anticipated in management’s reserve assumptions. As a result, management updated the assumption to reflect the actual COI rate increase, resulting in a $71 million and $46 million increase in Earnings from continuing operations before income taxes and Net earnings, respectively, in 2015.

In 2015, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were lowered based on emerging experience. This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2015, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreased the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. The impact of these assumption updates in 2015 were a net decrease in the fair value of the GMIB reinsurance contract asset of $746 million, a decrease in the GMDB/GMIB reserves of $637 million and a decrease in the amortization of DAC of $17 million. In 2015, this assumption update decreased Earnings from continuing operations before income taxes and Net earnings by approximately $92 million and $60 million, respectively.

In 2015, based upon management’s then current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and VISL reserves and amortization DAC from 9.0% to 7.0%. The impact of this assumption update in 2015 was an increase in GMIB/GMDB reserves of $723 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $67 million. In 2015, this assumption update decreased Earnings from continuing operations before income taxes and Net earnings by approximately $685 million and $445 million, respectively.

In 2015, expectations of long-term lapse rates for certain Accumulator® products at certain durations and moneyness levels were lowered based on emerging experience.  This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset.  The impact of this assumption update in 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million, an increase in the GMIB reserves of $65 million and a decrease in the amortization of DAC of $13 million.  In 2015, this assumption update increased Earnings from continuing operations before income taxes and Net earnings by approximately $164 million and $107 million, respectively.

In 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million and a decrease in the GMIB reserves of

$55 million. In 2015, this assumption update decreased Earnings from continuing operations before income taxes and Net earnings by approximately $208 million and $135 million, respectively.

In 2014, the Company updated its assumptions of future GMIB costs as a result of lower expected short term lapses for those policyholders who did not accept the GMIB buyout offer that expired in third quarter 2014. The impacts of this refinement in 2014 resulted in an increase in the fair value of the GMIB reinsurance asset of $62 million and an increase in the GMIB reserves of $16 million. In 2014, this assumption update increased Earnings from continuing operations before income taxes and Net earnings by approximately $46 million and $30 million, respectively.

In addition, in 2014, the Company made a change in the fair value calculation of the GMIB reinsurance contract asset and GWBL, GIB and guaranteed minimum accumulation benefit (“GMAB”) liabilities, utilizing scenarios that explicitly reflect risk free bond and equity components separately (previously aggregated and including counterparty risk premium embedded in swap rates) and stochastic interest rates for projecting and discounting cash flows (previously a single yield curve). The net impacts of these changes in 2014 were a $510 million increase to the GMIB reinsurance contract asset and a $37 million increase in the GWBL, GIB and GMAB liability which are reported in the Company’s consolidated statements of Earnings (Loss) as Increase (decrease) in the fair value of the reinsurance contract asset and Policyholders’ benefits, respectively. In 2014, these changes increased Earnings from continuing operations before income taxes and Net earnings by approximately $473 million and $307 million, respectively.

Out of Period Adjustments

In 2016, the Company recorded several out-of-period adjustments (“OOPA’s”) in its financial statements, primarily related to errors in the models used to calculate policyholders’ benefit reserves for certain VISL products . These OOPA’s resulted in a decrease of $4 million in total revenues and increased total benefits and other deductions by $40 million in 2016.

Additionally, in 2016, the Company recorded an income tax expense as an OOPA, related to the settlement of inter-company balances between AB and its foreign subsidiaries, which created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended. As a result, the Company has been understating its income tax provision and income tax liability since 2010. As a result of the deemed dividend adjustment discussed above, the accumulated undistributed earnings permanently invested outside the U.S. will decrease significantly as of December 31, 2016. This OOPA resulted in an increase of $38 million in income tax expense and decreased Earnings attributable to noncontrolling interest by $27 million in 2016, respectively.

In 2016, total OOPA’s including those discussed above, decreased Earnings from operations, before income tax by $44 million and Net earnings by $67 million, respectively.

In 2016, the Company identified an error in the presentation of Universal life and investment-type product policy fee income and Premiums on the consolidated statements of earnings for the years ended December 31, 2015 and 2014.  The Company has revised the previously reported balances by decreasing Universal life and investment-type product policy fee income and increasing Premiums by $366 million and $360 million in 2015 and 2014, respectively, to improve the consistency and comparability with the current period presentation. The errors did not impact Total Revenues or Earnings (loss) from operations, before income taxes, or Net earnings (loss) and were not considered material to previously issued financial statements.

In 2015, the Company recorded several OOPAs in its financial statements, primarily related to errors in the models used to calculate the initial fee liability amortization, affiliated ceded reserves and deferred cost of reinsurance for certain of its VISL products. In addition, the Company recorded an OOPA in 2015 related to an error in the model used to calculate the deferred cost of reinsurance with an un-affiliated reinsurer related to the reinsurance of the Company’s business. These OOPAs resulted in a decrease of $112 in total revenues, a $51 million decrease in total benefits and other deductions, a $61 million decrease in earnings (loss) from operations, before income taxes and a $40 million decrease in net earnings.

In 2014, the Company recorded several OOPAs in its financial statements primarily related to updates in the models used to calculate the fair value of the GMIB reinsurance asset and the GMIB and GMDB liabilities. In addition, the Company recorded an OOPA related to an understatement of the dividend of AB Units by AXA Equitable to AXA Financial during the year ended December 31, 2013 and the related deferred tax liability for the excess of the fair value of the AB Unit dividend over the recorded value. The net impact of the corrections to AXA Equitable’s shareholders’ equity and Net earnings was a decrease of $1 million and an increase of $73 million, respectively.

Management has evaluated the impact of all OOPAs both individually and in the aggregate and concluded they are not material to any previously reported quarterly or annual financial statements, or to the periods in which they were corrected.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
			(In Millions)
December 31, 2016
Fixed Maturity Securities:
Public corporate	$12,418	$675	$81	$13,012	$—
Private corporate	6,880	215	55	7,040	—
U.S. Treasury, government and agency	10,739	221	624	10,336	—
States and political subdivisions	432	63	2	493	—
Foreign governments	375	29	14	390	—
Commercial mortgage-backed	415	28	72	371	7
Residential mortgage-backed(1)	294	20	—	314	—
Asset-backed(2)	51	10	1	60	3
Redeemable preferred stock	519	45	10	554	—
Total Fixed Maturities	32,123	1,306	859	32,570	10
Equity securities	113	—	—	113	—
Total at December 31, 2016	$32,236	$1,306	$859	$32,683	$10
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$12,890	$688	$202	$13,376	$—
Private corporate	6,818	232	124	6,926	—
U.S. Treasury, government and agency	8,800	280	305	8,775	—
States and political subdivisions	437	68	1	504	—
Foreign governments	397	36	18	415	—
Commercial mortgage-backed	591	29	87	533	9
Residential mortgage-backed(1)	608	32	—	640	—
Asset-backed(2)	68	10	1	77	3
Redeemable preferred stock	592	57	2	647	—
Total Fixed Maturities	31,201	1,432	740	31,893	12
Equity securities	34	—	2	32	—
Total at December 31, 2015	$31,235	$1,432	$742	$31,925	$12

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at December 31, 2016 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2016
	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,537	$1,549
Due in years two through five	7,736	8,128
Due in years six through ten	8,898	9,005
Due after ten years	12,673	12,589
Subtotal	30,844	31,271
Commercial mortgage-backed securities	415	371
Residential mortgage-backed securities	294	314
Asset-backed securities	51	60
Redeemable preferred stocks	519	554
Total	$32,123	$32,570
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
	(In Millions)
Proceeds from sales	$4,324	$979	$716
Gross gains on sales	$111	$33	$21
Gross losses on sales	$(58)	$(8)	$(9)
Total OTTI	$(65)	$(41)	$(72)
Non-credit losses recognized in OCI	—	—	—
Credit losses recognized in earnings (loss)	$(65)	$(41)	$(72)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.
Fixed Maturities - Credit Loss Impairments

	2016	2015
	(In Millions)
Balances at January 1,	$(198)	$(254)
Previously recognized impairments on securities that matured, paid, prepaid or sold	73	97
Recognized impairments on securities impaired to fair value this period(1)	(17)	(11)
Impairments recognized this period on securities not previously impaired	(46)	(22)
Additional impairments this period on securities previously impaired	(2)	(8)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at December 31,	$(190)	$(198)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2016	2015
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$19	$16
All other	428	676
Equity securities	—	(2)
Net Unrealized Gains (Losses)	$447	$690

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
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gain (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	(6)	—	—	—	(6)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	9	—	—	—	9
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	2	2
Policyholders liabilities	—	—	(6)	—	(6)
Balance, December 31, 2016	$19	$(1)	$(10)	$(3)	$5
Balance, January 1, 2015	$10	$—	$—	$(4)	$6
Net investment gains (losses) arising during the period	(7)	—	—	—	(7)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	13	—	—	—	13
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders liabilities	—	—	(4)	—	(4)
Balance, December 31, 2015	$16	$—	$(4)	$(5)	$7

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2016	$674	$(82)	$(213)	$(133)	$246
Net investment gains (losses) arising during the period	(240)	—	—	—	(240)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(6)	—	—	—	(6)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(5)	—	—	(5)
Deferred income taxes	—	—	—	80	80
Policyholders liabilities	—	—	24	—	24
Balance, December 31, 2016	$428	$(87)	$(189)	$(53)	$99
Balance, January 1, 2015	$2,231	$(122)	$(368)	$(610)	$1,131
Net investment gains (losses) arising during the period	(1,562)	—	—	—	(1,562)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	5	—	—	—	5
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	40	—	—	40
Deferred income taxes	—	—	—	477	477
Policyholders liabilities	—	—	155	—	155
Balance, December 31, 2015	$674	$(82)	$(213)	$(133)	$246

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 794 issues at December 31, 2016 and the 810 issues at December 31, 2015 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$2,455	$75	$113	$6	$2,568	$81
Private corporate	1,483	38	277	17	1,760	55
U.S. Treasury, government and agency	5,356	624	—	—	5,356	624
States and political subdivisions	—	—	18	2	18	2
Foreign governments	73	3	49	11	122	14
Commercial mortgage-backed	66	5	171	67	237	72
Residential mortgage-backed	47	—	4	—	51	—
Asset-backed	4	—	8	1	12	1
Redeemable preferred stock	218	9	12	1	230	10
Total	$9,702	$754	$652	$105	$10,354	$859
December 31, 2015:
Fixed Maturity Securities:
Public corporate	$3,091	$129	$359	$73	$3,450	$202
Private corporate	1,926	102	184	22	2,110	124
U.S. Treasury, government and agency	3,538	305	—	—	3,538	305
States and political subdivisions	19	1	—	—	19	1
Foreign governments	73	7	39	11	112	18
Commercial mortgage-backed	67	2	261	85	328	87
Residential mortgage-backed	11	—	29	—	40	—
Asset-backed	11	—	17	1	28	1
Redeemable preferred stock	43	—	40	2	83	2
Total	$8,779	$546	$929	$194	$9,708	$740
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2016 and 2015 were $169 million and $157 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2016 and 2015, respectively, approximately $1,574 million and $1,310 million, or 4.9% and 4.2%, of the $32,123 million and $31,201 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $28 million and $97 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, respectively, the $105 million and $194 million of gross unrealized losses of twelve months or more were concentrated in corporate and commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either December 31, 2016 or 2015. As of December 31, 2016, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2016 and 2015, respectively, the Company owned $6 million and $7 million in RMBS backed by subprime residential mortgage loans, and $5 million and $6 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.
At December 31, 2016, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $5 million.
At December 31, 2016 and 2015, respectively, the amortized cost of the Company’s trading account securities was $9,177 million and $6,866 million with respective fair values of $9,134 million and $6,805 million. Also at December 31, 2016 and 2015, respectively, Trading securities included the General Account’s investment in Separate Accounts which had carrying values of $63 million and $82 million and costs of $46 million and $72 million.
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Troubled Debt Restructurings
The investment in troubled debt restructured mortgage loans, based on amortized cost, amounted to $15 million and $16 million at December 31, 2016 and 2015, respectively. Gross interest income on these loans included in net investment income (loss) totaled $0 million, $1 million and $1 million in 2016, 2015 and 2014, respectively. Gross interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $0 million, $0 million and $4 million in 2016, 2015 and 2014, respectively. The TDR mortgage loan shown in the table below has been modified five times since 2011. The modifications extended the maturity from its original maturity of November 5, 2014 to March 5, 2017 and extended interest only payments through maturity. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of majority of the underlying collateral and $32 million from a charge-off. The remaining $15 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow, supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.
Troubled Debt Restructuring - Modifications
December 31, 2016

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post - Modification
		(Dollars In Millions)
Commercial mortgage loans	1	$15	$15
There were no default payments on the above loan during 2016. There were no agricultural troubled debt restructuring mortgage loans in 2016.

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for 2016, 2015 and 2014 are as follows:

	Commercial Mortgage Loans
	2016	2015	2014
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$6	$37	$42
Charge-offs	—	(32)	(14)
Recoveries	(2)	(1)	—
Provision	4	2	9
Ending Balance, December 31,	$8	$6	$37
Ending Balance, December 31,:
Individually Evaluated for Impairment	$8	$6	$37
There were no allowances for credit losses for agricultural mortgage loans in 2016, 2015 and 2014.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2016 and 2015, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$738	$95	$59	$56	$—	$—	$948
50% - 70%	3,217	430	673	1,100	76	—	5,496
70% - 90%	282	65	229	127	28	46	777
90% plus	—	—	28	15	—	—	43
Total Commercial Mortgage Loans	$4,237	$590	$989	$1,298	$104	$46	$7,264
Agricultural Mortgage Loans(1)
0% - 50%	$254	$138	$296	$468	$286	$49	$1,491
50% - 70%	141	57	209	333	219	45	1,004
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$395	$195	$507	$805	$505	$94	$2,501
Total Mortgage Loans(1)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2015

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$533	$—	$102	$12	$24	$—	$671
50% - 70%	1,392	353	741	853	77	—	3,416
70% - 90%	141	—	206	134	124	46	651
90% plus	63	—	—	46	—	—	109
Total Commercial Mortgage Loans	$2,129	$353	$1,049	$1,045	$225	$46	$4,847
Agricultural Mortgage Loans(1)
0% - 50%	$204	$116	$277	$432	$256	$51	$1,336
50% - 70%	146	80	192	298	225	47	988
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$350	$196	$471	$734	$481	$98	$2,330
Total Mortgage Loans(1)
0% - 50%	$737	$116	$379	$444	$280	$51	$2,007
50% - 70%	1,538	433	933	1,151	302	47	4,404
70% - 90%	141	—	208	138	124	46	657
90% plus	63	—	—	46	—	—	109
Total Mortgage Loans	$2,479	$549	$1,520	$1,779	$706	$144	$7,177

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2016 and 2015, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment Or > 90 Days and Accruing
	(In Millions)
December 31, 2016:
Commercial	$—	$—	$—	$—	$7,264	$7,264	$—
Agricultural	9	2	6	17	2,484	2,501	6
Total Mortgage Loans	$9	$2	$6	$17	$9,748	$9,765	$6
December 31, 2015:
Commercial	$—	$—	$30	$30	$4,817	$4,847	$—
Agricultural	12	7	4	23	2,307	2,330	4
Total Mortgage Loans	$12	$7	$34	$53	$7,124	$7,177	$4

The following table provides information relating to impaired mortgage loans at December 31, 2016 and 2015, respectively.

		Impaired Mortgage Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
December 31, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$22	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$22	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$48	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$48	$2
December 31, 2015:
With no related allowance recorded:
Commercial mortgage loans - other	$46	$46	$—	$15	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$46	$46	$—	$15	$—
With related allowance recorded:
Commercial mortgage loans - other	$63	$63	$(6)	$137	$4
Agricultural mortgage loans	—	—	—	—	—
Total	$63	$63	$(6)	$137	$4

(1)	Represents a five-quarter average of recorded amortized cost.
Equity Method Investments
Included in other equity investments are limited partnership interests, real estate joint ventures and investment companies accounted for under the equity method with a total carrying value of $1,295 million and $1,363 million, respectively, at December 31, 2016 and 2015. The Company’s total equity in net earnings (losses) for these limited partnership interests was $60 million, $71 million and $206 million, respectively, for 2016, 2015 and 2014.
Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan approved by the NYDFS. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.

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
Derivatives utilized to hedge risks associated with interest-rate risk arising from issuance of funding agreements
The Company issues fixed and floating rate funding agreements, to fund originated non-recourse commercial real estate mortgage loans, the terms of which may result in short term economic interest rate risk between mortgage loan commitment and mortgage loan funding. The company uses forward interest-rate swaps to protect against interest rate fluctuations during this period.  Realized gains and losses from the forward interest rate swaps are amortized over the life of the loan in interest credited to policyholder’s account balances.
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

Derivatives utilized for General Account Investment Portfolio
Beginning in the second quarter of 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of CDSs exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

Periodically, the Company purchases 30-year, Treasury Inflation Protected Securities (“TIPS”) and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty, in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At December 31, 2016  and 2015, respectively, the Company’s unrealized gains (losses) related to this program were $(97) million and $(4) million and reported in AOCI.

The Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the super senior tranche of the investment grade credit default swap index (“CDX index”). Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss) from derivative instruments.

During third quarter 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. In 2016, the Company derecognized approximately $995 million U.S. Treasury securities for which the Company received proceeds of approximately $1,007 million at inception of the total return swap contract. Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At December 31, 2016, the aggregate fair value of  U.S. Treasury securities derecognized under this program was approximately $888 million. Reported in Other invested assets in the Company's balance sheet at December 31, 2016 is approximately $(154) million, representing the fair value of the total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category
At or For the Year Ended December 31, 2016

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,086	$1	$1	$(826)
Swaps	3,529	13	67	(290)
Options	11,465	2,114	1,154	727
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,933	246	1,163	(224)
Futures	6,926	—	—	—
Swaptions	—	—	—	87
Credit contracts:(1)
Credit default swaps	2,757	20	15	15
Other freestanding contracts:(1)
Foreign currency Contracts	730	52	6	45
Margin	—	107	6	—
Collateral	—	712	748	—
Net investment income (loss)				(462)
Embedded derivatives:
GMIB reinsurance contracts	—	10,309	—	(261)
GIB and GWBL and other features(2)	—	—	164	(20)
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(754)
Balances, December 31, 2016	$50,926	$13,585	$4,211	$(1,497)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category
At or For the Year Ended December 31, 2015

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,089	$2	$3	$(84)
Swaps	1,359	8	21	(45)
Options	7,358	1,042	652	14
Interest rate contracts:(1)
Floors	1,800	61	—	12
Swaps	13,718	351	108	(8)
Futures	8,685	—	—	(81)
Swaptions	—	—	—	118
Credit contracts:(1)
Credit default swaps	2,442	16	38	(14)
Other freestanding contracts:(1)
Foreign currency Contracts	263	5	4	7
Net investment income (loss)				(81)
Embedded derivatives:
GMIB reinsurance contracts	—	10,570	—	(141)
GIB and GWBL and other features(2)	—	—	184	(56)
SCS, SIO, MSO and IUL indexed features(3)	—	—	310	(38)
Balances, December 31, 2015	$42,714	$12,055	$1,320	$(316)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at December 31, 2016 are exchange-traded and net settled daily in cash. At December 31, 2016, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $209 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $28 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $15 million.
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
At December 31, 2016 and 2015, respectively, the Company held $755 million and $655 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties December 31, 2016 and 2015, respectively, were $700 million and $5 million, for which the Company posted collateral of $820 million and $5 million at December 31, 2016 and 2015, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements respectively, and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash, U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At December 31, 2016 and 2015, the balance outstanding under reverse repurchase transactions was $0 million and $79 million, respectively. At December 31, 2016 and 2015, the balance outstanding under securities repurchase transactions was $1,996 million and $1,890 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Policyholders’ Account Balances and Future Policy Benefits” included in Note 2.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2016.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$2,128	$1,219	$909
Interest rate contracts	253	1,162	(909)
Credit contracts	20	14	6
Currency	48	1	47
Margin	107	6	101
Collateral	712	747	(35)
Total Derivatives, subject to an ISDA Master Agreement	3,268	3,149	119
Total Derivatives, not subject to an ISDA Master Agreement	4	—	4
Total Derivatives	3,272	3,149	123
Other financial instruments	2,063	—	2,063
Other invested assets	$5,335	$3,149	$2,186

Securities purchased under agreement to resell	$—	—	$—

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,219	$1,219	$—
Interest rate contracts	1,162	1,162	—
Credit contracts	14	14	—
Currency	1	1	—
Margin	6	6	—
Collateral	747	747	—
Total Derivatives, subject to an ISDA Master Agreement	3,149	3,149	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,149	3,149	—
Other non-financial liabilities	2,108	—	2,108
Other liabilities	$5,257	$3,149	$2,108

Securities sold under agreement to repurchase(3)	$1,992	$—	$1,992

(1)
Excludes Investment Management segment’s $13 million net derivative assets (including derivative assets of consolidated VIEs), $3 million long exchange traded options and $83 million of securities borrowed.

(2)	Excludes Investment Management segment’s $11 million net derivative liabilities (including derivative liabilities of consolidated VIEs), $1 million short exchange traded options.

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2016.
Collateral Amounts Offset in the Consolidated Balance Sheets
At December 31, 2016

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS(1)
Counterparty A	$46	$—	$(48)	$(2)
Counterparty B	(128)	—	132	4
Counterparty C	(116)	—	138	22
Counterparty D	182	—	(176)	6
Counterparty E	(65)	—	83	18
Counterparty F	(3)	—	16	13
Counterparty G	219	—	(214)	5
Counterparty H	104	—	(110)	(6)
Counterparty I	(188)	—	203	15
Counterparty J	(93)	—	115	22
Counterparty K	92	—	(96)	(4)
Counterparty L	(3)	—	3	—
Counterparty M	(105)	—	120	15
Counterparty N	4	—	—	4
Counterparty Q	10	—	(11)	(1)
Counterparty T	—	—	2	2
Counterparty U	1	—	10	11
Counterparty V	96	—	(101)	(5)
Total Derivatives	$53	$—	$66	$119
Other financial instruments	2,067	—	—	2,067
Other invested assets	$2,120	$—	$66	$2,186

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
LIABILITIES(2)
Counterparty D	$767	$(767)	$—	—
Counterparty M	410	(410)	—	—
Counterparty C	302	(296)	(2)	4
Counterparty W	513	(513)	—	—
Securities sold under agreement to repurchase(3)	$1,992	$(1,986)	$(2)	$4

(1)
Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets (including those related to derivative assets of consolidated VIEs) and $83 million related to securities borrowed.

(2)	Excludes Investment Management segment’s cash collateral pledged of $8 million related to derivative liabilities (including those related to derivative liabilities of consolidated VIEs).

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2016.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
		(In Millions)
Securities sold under agreement to repurchase(2)
U.S. Treasury and agency securities	$—	$1,992	$—	$—	$1,992
Total	$—	$1,992	$—	$—	$1,992

(1)	Excludes Investment Management segment’s $83 million of securities borrowed.

(2)	Excludes expense of $4 million in securities sold under agreement to repurchase.
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
	(In Millions)
LIABILITIES(3)
Description
Derivatives:
Equity contracts	$673	$673	$—
Interest rate contracts	104	104	—
Credit contracts	37	37	—
Total Derivatives, subject to an ISDA Master Agreement	814	814	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	814	814	—
Other non-financial liabilities	2,586	—	2,586
Other liabilities	$3,400	$814	$2,586

Securities sold under agreement to repurchase	$1,890	$—	$1,890

(1)	Excludes Investment Management segment’s $13 million net derivative assets, $6 million long exchange traded options and $75 million of securities borrowed.

(2)	Includes $141 million related to accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s $12 million net derivative liabilities, $1 million short exchange traded options and $10 million of securities loaned.

(4)	Includes margin of $(2) million related to derivative instruments.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2015.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2015

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS(1)
Counterparty A	$52	$—	$(52)	$—
Counterparty B	9	—	(7)	2
Counterparty C	61	—	(58)	3
Counterparty D	222	—	(218)	4
Counterparty E	53	—	(53)	—
Counterparty F	(2)	—	2	—
Counterparty G	129	—	(129)	—
Counterparty H	16	(11)	(5)	—
Counterparty I	44	—	(39)	5
Counterparty J	19	—	(13)	6
Counterparty K	17	—	(17)	—
Counterparty L	7	—	(7)	—
Counterparty M	11	—	(10)	1
Counterparty N	20	—	—	20
Counterparty Q	—	—	—	—
Counterparty T	(3)	—	3	—
Counterparty U	—	—	1	1
Counterparty V	3	—	(3)	—
Total Derivatives	$658	$(11)	$(605)	$42
Other financial instruments(2) (4)	1,271	—	—	1,271
Other invested assets(2)	$1,929	$(11)	$(605)	$1,313

Counterparty M	$28	$(28)	$—	$—
Counterparty V	$51	$(51)	$—	$—
Securities purchased under agreement to resell	$79	$(79)	$—	$—
LIABILITIES(3)

Counterparty D	$234	$(234)	$—	—
Counterparty C	1,033	(1,016)	(17)	—
Counterparty M	623	(611)	(12)	—
Securities sold under agreement to repurchase	$1,890	$(1,861)	$(29)	$—

(1)	Excludes Investment Management segment’s cash collateral received of $2 million related to derivative assets and $75 million related to securities borrowed.

(2)	Includes $141 million of accrued interest related to derivative instruments reported in other assets on the consolidated balance sheets.

(3)	Excludes Investment Management segment’s cash collateral pledged of $12 million related to derivative liabilities and $10 million related to securities loaned.

(4)	Includes margin of $(2) million related to derivative instruments.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2015.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
		(In Millions)
Securities sold under agreement to repurchase
U.S. Treasury and agency securities	$—	$1,865	$25	$—	$1,890
Total	$—	$1,865	$25	$—	$1,890
Securities purchased under agreement to resell
Corporate securities	$—	$79	$—	$—	$79
Total	$—	$79	$—	$—	$79

(1)	Excludes Investment Management segment’s $75 million of securities borrowed and $10 million of securities loaned.
Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

	2016	2015	2014
	(In Millions)
Fixed maturities	$1,418	$1,420	$1,431
Mortgage loans on real estate	461	338	306
Repurchase agreement	1	1	—
Other equity investments	170	84	200
Policy loans	210	213	216
Derivative investments	(462)	(81)	1,605
Trading securities	80	17	63
Other investment income	44	40	49
Gross investment income (loss)	1,922	2,032	3,870
Investment expenses	(66)	(56)	(55)
Net Investment Income (Loss)	$1,856	$1,976	$3,815
For 2016, 2015 and 2014, respectively, Net investment income (loss) from derivatives included $(4) million, $474 million and $899 million of realized gains (losses) on contracts closed during those periods and $(458) million, $(555) million and $706 million of unrealized gains (losses) on derivative positions at each respective year end.

Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the year ended 2016 and 2015:

Net Investment Income (Loss) from Trading Securities

	Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(19)	$(63)	$—
Net investment gains (losses) recognized on securities sold during the period	(22)	20	22
Unrealized and realized gains (losses) on trading securities	(41)	(43)	22
Interest and dividend income from trading securities	121	60	41
Net investment income (loss) from trading securities	$80	$17	$63
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	2016	2015	2014
	(In Millions)
Fixed maturities	$(3)	$(17)	$(54)
Mortgage loans on real estate	(2)	(1)	(3)
Other equity investments	(2)	(5)	(2)
Other	23	3	1
Investment Gains (Losses), Net	$16	$(20)	$(58)
For 2016, 2015 and 2014, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $4 million, $4 million and $5 million.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill related to AB totaled $3,584 million and $3,562 million at December 31, 2016 and 2015, respectively. The Company annually tests goodwill for recoverability at December 31. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of its investment in AB, the reporting unit, to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered to be impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by measuring the amount of impairment loss only if the result indicates a potential impairment. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AB as compared to its carrying value and thereby require re-performance of its annual impairment testing.
The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its investment in AB for purpose of goodwill impairment testing. The cash flows used in this technique are sourced from AB’s current business plan and projected thereafter over the estimated life of the goodwill asset by applying an annual growth rate assumption. The present value amount that results from discounting these expected cash flows is then adjusted to reflect the noncontrolling interest in AB as well as taxes incurred at the Company level in order to determine the fair value of its investment in AB. At December 31, 2016 and 2015, the Company determined that goodwill was not impaired as the fair value of its investment in AB exceeded its carrying value at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill recoverability during the periods then ended.
The gross carrying amount of AB related intangible assets was $625 million and $610 million at December 31, 2016 and 2015, respectively and the accumulated amortization of these intangible assets was $468 million and $439 million at December 31, 2016 and 2015, respectively. Amortization expense related to the AB intangible assets totaled $29 million, $28 million and $27 million for 2016, 2015 and 2014, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $29 million.
At December 31, 2016 and 2015, respectively, net deferred sales commissions totaled $64 million and $99 million and are included within Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2016 net asset balance for each of the next five years is $32 million, $21 million, $8 million, $3 million and $0 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2016, the Company determined that the deferred sales commission asset was not impaired.

On September 23, 2016, AB acquired a 100% ownership interest in Ramius Alternative Solutions LLC (“RASL”), a global alternative investment management business that, as of the acquisition date, had approximately $2.5 billion in AUM. RASL offers a range of customized alternative investment and advisory solutions to a global institutional client base. On the acquisition date, AB made a cash payment of $21 million and recorded a contingent consideration payable of $12 million based on projected fee revenues over a five-year measurement period. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $22 million of goodwill. AB recorded $10 million of definite-lived intangible assets relating to investment management contracts.
On June 20, 2014, AB acquired an approximate 82.0% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3,000 million in global core equity assets for institutional investors, for a cash payment of $64 million and a contingent consideration payable of $9 million based on projected assets under management levels over a three-year measurement period. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58 million of goodwill. AB recorded $24 million of finite-lived intangible assets relating to separately-managed account relationships and $4 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. AB also recorded redeemable non-controlling interest of $17 million relating to the fair value of the portion of CPH AB does not own. During 2015 and 2016, AB purchased additional shares of CPH, bringing AB’s ownership interest to 90.0% as of December 31, 2016.

Capitalized Software
Capitalized software, net of accumulated amortization, amounted to $170 million and $157 million at December 31, 2016 and 2015, respectively. Amortization of capitalized software in 2016, 2015 and 2014 were $52 million, $55 million and $50 million, respectively.

5)	CLOSED BLOCK
Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2016	2015
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,179	$7,363
Policyholder dividend obligation	52	81
Other liabilities	43	100
Total Closed Block liabilities	7,274	7,544
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,884 and $4,426)	4,025	4,599
Mortgage loans on real estate	1,623	1,575
Policy loans	839	881
Cash and other invested assets	444	49
Other assets	181	258
Total assets designated to the Closed Block	7,112	7,362
Excess of Closed Block liabilities over assets designated to the Closed Block	162	182
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $(52) and $(81)	100	103
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$262	$285
AXA Equitable’s Closed Block revenues and expenses follow:

	2016	2015	2014
	(In Millions)
REVENUES:
Premiums and other income	$238	$262	$273
Investment income (loss)	349	368	378
Net investment gains (losses)	(1)	2	(4)
Total revenues	586	632	647
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	548	576	597
Other operating costs and expenses	4	4	4
Total benefits and other deductions	552	580	601
Net revenues, before income taxes	34	52	46
Income tax (expense) benefit	(12)	(18)	(16)
Net Revenues (Losses)	$22	$34	$30
A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2016	2015
	(In Millions)
Balances, beginning of year	$81	$201
Unrealized investment gains (losses)	(29)	(120)
Balances, End of year	$52	$81

6)	CONTRACTHOLDER BONUS INTEREST CREDITS AND DEFERRED ACQUISITION COST
Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2016	2015
	(In Millions)
Balance, beginning of year	$534	$383
Contractholder bonus interest credits deferred	13	17
Other	—	174
Amortization charged to income	(43)	(40)
Balance, End of Year	$504	$534

Changes in deferred acquisition costs at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In Millions)
Balance, beginning of year	$4,469	$4,271
Capitalization of commissions, sales and issue expenses	594	615
Amortization	(756)	(284)
Change in unrealized investment gains and losses	(6)	41
Other	—	(174)
Balance, End of Year	$4,301	$4,469

7)	FAIR VALUE DISCLOSURES
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2016 and 2015, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.

Fair Value Measurements at December 31, 2016

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$12,984	$28	$13,012
Private Corporate	—	6,223	817	7,040
U.S. Treasury, government and agency	—	10,336	—	10,336
States and political subdivisions	—	451	42	493
Foreign governments	—	390	—	390
Commercial mortgage-backed	—	22	349	371
Residential mortgage-backed(1)	—	314	—	314
Asset-backed(2)	—	36	24	60
Redeemable preferred stock	218	335	1	554
Subtotal	218	31,091	1,261	32,570
Other equity investments	3	—	5	8
Trading securities	478	8,656	—	9,134
Other invested assets:
Short-term investments	—	574	—	574
Assets of consolidated VIEs	342	205	6	553
Swaps	—	(925)	—	(925)
Credit Default Swaps	—	5	—	5
Futures	—	—	—	—
Options	—	960	—	960
Floors	—	11	—	11
Subtotal	342	830	6	1,178
Cash equivalents	1,529	—	—	1,529
Segregated securities	—	946	—	946
GMIB reinsurance contracts asset	—	—	10,309	10,309
Separate Accounts’ assets	108,085	2,818	313	111,216
Total Assets	$110,655	$44,341	$11,894	$166,890
Liabilities
GWBL and other features’ liability	$—	$—	$164	$164
SCS, SIO, MSO and IUL indexed features’ liability	—	887	—	887
Liabilities of consolidated VIEs	248	2	—	250
Contingent payment arrangements	—	—	18	18
Total Liabilities	$248	$889	$182	$1,319

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2015

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$13,345	$31	$13,376
Private Corporate	—	6,537	389	6,926
U.S. Treasury, government and agency	—	8,775	—	8,775
States and political subdivisions	—	459	45	504
Foreign governments	—	414	1	415
Commercial mortgage-backed	—	30	503	533
Residential mortgage-backed(1)	—	640	—	640
Asset-backed(2)	—	37	40	77
Redeemable preferred stock	258	389	—	647
Subtotal	258	30,626	1,009	31,893
Other equity investments	97	—	49	146
Trading securities	654	6,151	—	6,805
Other invested assets:
Short-term investments	—	369	—	369
Swaps	—	230	—	230
Credit Default Swaps	—	(22)	—	(22)
Futures	(1)	—	—	(1)
Options	—	390	—	390
Floors	—	61	—	61
Currency Contracts	—	1	—	1
Subtotal	(1)	1,029	—	1,028
Cash equivalents	2,150	—	—	2,150
Segregated securities	—	565	—	565
GMIB reinsurance contracts asset	—	—	10,570	10,570
Separate Accounts’ assets	104,058	2,964	313	107,335
Total Assets	$107,216	$41,335	$11,941	$160,492
Liabilities
GWBL and other features’ liability	$—	$—	$184	$184
SCS, SIO, MSO and IUL indexed features’ liability	—	310	—	310
Contingent payment arrangements	—	—	31	31
Total Liabilities	$—	$310	$215	$525

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At December 31, 2016 and 2015, respectively, the fair value of public fixed maturities is approximately $24,918 million and $24,216 million or approximately 16.0% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At December 31, 2016 and 2015, respectively, the fair value of private fixed maturities is approximately $7,652 million and $7,677 million or approximately 4.9% and 5.1% of the Company’s total assets measured at fair value on a recurring basis. The fair values of some of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at December 31, 2016 and 2015, respectively, the net fair value of freestanding derivative positions is approximately $51 million and $659 million or approximately 8.2% and 64.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the Over-The-Counter (“OTC”) derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At December 31, 2016 and 2015, respectively, investments classified as Level 1 comprise approximately 71.1% and 71.8% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At December 31, 2016 and 2015, respectively, investments classified as Level 2 comprise approximately 27.9% and 27.3% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2016 and 2015, respectively, approximately $340 million and $673 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
At December 31, 2016 and 2015, respectively, investments classified as Level 3 comprise approximately 1.0% and 0.9% of assets measured at fair value on a recurring basis and primarily include commercial mortgage-backed securities (“CMBS”) and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2016 and 2015, respectively, were approximately $111 million and $119 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $373 million and $543 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2016 and 2015, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $139 million and $123 million at December 31, 2016 and 2015, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at December 31, 2016. Equity and fixed income volatilities were modeled to reflect the current market volatility.

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
As of December 31, 2016, five of the Company’s consolidated VIEs that are open-end Luxembourg funds hold $6 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In 2016, AFS fixed maturities with fair values of $62 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $25 million were transferred from Level 2 into the Level 3 classification. During the third quarter of 2016, one of AB’s private securities went public and, due to a trading restriction period, $56 million was transferred from a Level 3 to a Level 2 classification. These transfers in the aggregate represent approximately 0.9% of total equity at December 31, 2016.
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

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2016, 2015 and 2014 respectively.
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2016	$420	$45	$1	$503	$—	$40
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	1	—	—	(67)	—	—
Subtotal	1	—	—	(67)	—	—
Other comprehensive income (loss)	7	(2)	—	14	—	1
Purchases	572	—	—	—	—	—
Sales	(142)	(1)	—	(87)	—	(8)
Transfers into Level 3(1)	25	—	—	—	—	—
Transfers out of Level 3(1)	(38)	—	(1)	(14)	—	(9)
Balance, December 31, 2016	$845	$42	$—	$349	$—	$24
Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	3	—	—	1	—	—
Investment gains (losses), net	2	—	—	(38)	—	—
Subtotal	5	—	—	(37)	—	—
Other comprehensive income (loss)	(25)	(1)	—	64	—	(4)
Purchases	60	—	1	—	—	—
Sales	(38)	(1)	—	(175)	(2)	(9)
Transfers into Level 3(1)	99	—	—	—	—	—
Transfers out of Level 3(1)	(61)	—	—	(64)	—	—
Balance, December 31, 2015	$420	$45	$1	$503	$—	$40

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2014	$291	$46	$—	$700	$4	$83
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	2	—	—
Investment gains (losses), net	3	—	—	(89)	—	—
Subtotal	5	—	—	(87)	—	—
Other comprehensive income (loss)	6	2	—	135	—	7
Purchases	162	—	—	—	—	—
Sales	(30)	(1)	—	(20)	(2)	(37)
Transfers into Level 3(1)	15	—	—	—	—	—
Transfers out of Level 3(1)	(69)	—	—	(13)	—	—
Balance, December 31, 2014	$380	$47	$—	$715	$2	$53

	Redeem able Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2016	$—	$49	$10,570	$313	$184	31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	19	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	(419)	—	—	—
Policyholders’ benefits	—	—	—	—	(245)	—
Subtotal	—	—	(419)	19	(245)	—
Other comprehensive income (loss)	—	(2)	—	—	—	—
Purchases (3)	1	—	223	10	225	11
Sales (4)	—	—	(65)	—	—	—
Settlements (5)	—	—	—	(7)	—	(24)
Activities related to VIEs	—	20	—	—	—	—
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(56)	—	(23)	—	—
Balance, December 31, 2016	$1	$11	$10,309	$313	$164	$18
Balance, January 1, 2015	$—	$61	$10,711	$260	$128	42
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	5	—	36	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	(327)	—	—	—
Policyholders’ benefits	—	—	—	—	(130)	—
Subtotal	—	5	(327)	36	(130)	—
Other comprehensive income(loss)	—	2	—	—	—
Purchases (3)	—	1	228	26	186	—
Sales (4)	—	(20)	(42)	(2)	—	(11)
Settlements (5)	—	—	—	(5)	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(2)	—	—
Balance, December 31, 2015	$—	$49	$10,570	$313	$184	$31

	Redeem able Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2014	$15	$52	$6,747	$237	$—	$38
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	3	—	—	—	—
Investment gains (losses), net	—	1	—	15	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	3,774	—	—	—
Policyholders’ benefits	—	—	—	—	(8)	—
Subtotal	—	4	3,774	15	(8)	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases (3)	—	8	225	16	136	9
Sales (4)	(15)	(1)	(35)	(3)	—	(5)
Settlements (5)	—	—	—	(5)	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	(2)	—	—	—	—
Balance, December 31, 2014	$—	$61	$10,711	$260	$128	$42

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for 2016 and 2015 by category for Level 3 assets and liabilities still held at December 31, 2016 and 2015, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts	Policy- holders’ Benefits	OCI
	(In Millions)
Level 3 Instruments
Full Year 2016
Still Held at December 31, 2016
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$—	$11
State and political subdivisions	—	—	—	—	(1)
Commercial mortgage-backed	—	—	—	—	9
Asset-backed	—	—	—	—	1
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$20
GMIB reinsurance contracts	—	—	(261)	—	—
Separate Accounts’ assets(1)	—	20	—	—	—
GWBL and other features’ liability	—	—	—	(20)	—
Total	$—	$20	$(261)	$(20)	$20
Level 3 Instruments
Full Year 2015
Still Held at December 31, 2015
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$—	$(25)
State and political subdivisions	—	—	—	—	(2)
Commercial mortgage-backed	—	—	—	—	61
Asset-backed	—	—	—	—	(4)
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$30
GMIB reinsurance contracts	—	—	(141)	—	—
Separate Accounts’ assets(1)	—	36	—	—	—
GWBL and other features’ liability	—	—	—	184	—
Total	$—	$36	$(141)	$184	$30

(1) there is an investment expense that offsets this investment gain (loss)

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2016 and 2015, respectively.
Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
Assets:	(In Millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$55	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 565 bps
	636	Market comparable companies	EBITDA multiples Discount rate Cash flow Multiples	4.3x - 25.6x 7.0% - 17.8% 14.0x - 16.5x
Asset-backed	2	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps
Separate Accounts’ assets	295	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.8% 5.7% 6.6%
	3	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	273 bps - 512 bps 1.1% - 7.0%
GMIB reinsurance contract asset	10,309	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	1.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 5 bps - 17 bps 11.0% - 38.0%
Liabilities:
GWBL and other features liability	164	Discounted cash flow	Lapse Rates Withdrawal rates Volatility rates—Equity	1.0% - 11.0% 0.0% - 8.0% 11.0% - 38.0%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
Assets:	(In Millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$61	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 bps - 565 bps
	154	Market comparable companies	EBITDA multiples Discount rate Cash flow Multiples	7.8x - 19.1x 7.0% - 12.6% 14.0x - 16.5x
Asset-backed	3	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps
Other equity investments	10	Market comparable companies	Revenue multiple Marketable Discount	2.5x - 4.8x 30.0%
Separate Accounts’ assets	271	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.9% 5.9% 6.7%
	7	Discounted cash flow	Spread over U.S. Treasury curve Gross domestic product rate Discount factor	280 bps - 411 bps 0.0% - 1.09% 2.3% - 5.9%
GMIB reinsurance contract asset	10,570	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity	0.6% - 5.7% 0.2% - 8.0% 0.0% - 15% 5 bps - 18 bps 9% - 35%
Liabilities:
GWBL and other features liability	120	Discounted cash flow	Lapse Rates Withdrawal rates Volatility rates - Equity	1.0% - 5.7% 0.0% - 7.0% 9% - 35%

Excluded from the tables above at December 31, 2016 and 2015, respectively, are approximately $594 million and $865 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 37.5% and 63.1% of total assets classified as Level 3 and represent only 0.4% and 0.6% of total assets measured at fair value on a recurring basis at December 31, 2016 and 2015 respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at December 31, 2016 and 2015, respectively, are approximately $691 million and $215 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 81.8% and 51.2% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2016 and 2015, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2016 and 2015, are approximately 8.3% and 7.5%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Included in other equity investments classified as Level 3 are reporting entities’ venture capital securities in the Technology, Media and Telecommunications industries. The fair value measurements of these securities include significant unobservable inputs including an enterprise value to revenue multiples and a discount rate to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.
Separate Accounts’ assets classified as Level 3 in the table at December 31, 2016 and 2015, primarily consist of a private real estate fund with a fair value of approximately $295 million and $271 million, a private equity investment with a fair value of approximately $1 million and $2 million and mortgage loans with fair value of approximately $2 million and $5 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are the gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $12 million and $3 million at December 31, 2016 and $28 million and $7 million at December 31, 2015, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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

The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $18 million and $31 million as of December 31, 2016 and 2015, respectively) are currently valued using projected AUM growth rates with a weighted average of 18.0% and 46.0%, revenue growth rates (with a range of 4.0% to 31.0%) and 43.0%, and a discount rate (with a range of 1.4% to 6.4%) and 3.0% as of December 31, 2016 and December 31, 2015, respectively.
The carrying values and fair values at December 31, 2016 and 2015 for financial instruments not otherwise disclosed in Notes 3 and 12 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
December 31, 2016:
Mortgage loans on real estate	$9,757	$—	$—	$9,608	$9,608
Loans to affiliates	703	—	775	—	775
Policyholders liabilities: Investment contracts	2,226	—	—	2,337	2,337
Funding Agreements	2,255	—	2,202	—	2,202
Policy loans	3,361	—	—	4,257	4,257
Short-term debt	513	—	513	—	513
Separate Account Liabilities	6,194	—	—	6,194	6,194
December 31, 2015:
Mortgage loans on real estate	$7,171	$—	$—	$7,257	7,257
Loans to affiliates	1,087	—	795	390	1,185
Policyholders liabilities: Investment contracts	7,325	—	—	7,430	7,430
Funding Agreements	500	—	500	—	500
Policy loans	3,393	—	—	4,343	4,343
Short-term debt	584	—	584	—	584
Separate Account Liabilities	5,124	—	—	5,124	5,124
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
Fair values for FHLBNY funding agreements are determined from a matrix pricing model and are internally assessed for reasonableness. The matrix pricing model for FHLBNY funding agreements utilizes an independently sourced Treasury curve which is separately sourced from the Barclays’ suite of curves.
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and Escrow Shield Plus product reserves are held at book value.

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the Balance Sheet in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2014	$1,626	4,203	$5,829
Paid guarantee benefits	(231)	(220)	(451)
Other changes in reserve	334	1,661	1,995
Balance at December 31, 2014	1,729	5,644	7,373
Paid guarantee benefits	(313)	(89)	(402)
Other changes in reserve	1,570	(258)	1,312
Balance at December 31, 2015	2,986	5,297	8,283
Paid guarantee benefits	(357)	(280)	(637)
Other changes in reserve	583	560	1,143
Balance at December 31, 2016	$3,212	$5,577	$8,789
Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)
Balance at January 1, 2014	$791
Paid guarantee benefits	(114)
Other changes in reserve	155
Balance at December 31, 2014	832
Paid guarantee benefits	(148)
Other changes in reserve	746
Balance at December 31, 2015	1,430
Paid guarantee benefits	(174)
Other changes in reserve	302
Balance at December 31, 2016	$1,558
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2016 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,642	$121	$72	$220	$14,055
Separate Accounts	$40,736	$8,905	$3,392	$33,857	$86,890
Net amount at risk, gross	$237	$154	$2,285	$16,620	$19,296
Net amount at risk, net of amounts reinsured	$237	$108	$1,556	$7,152	$9,053
Average attained age of contractholders	51.2	65.8	72.3	67.1	55.1
Percentage of contractholders over age 70	9.2%	37.1%	60.4%	40.6%	17.1%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$33	$321	$354
Separate Accounts	N/A	N/A	$18,170	$39,678	$57,848
Net amount at risk, gross	N/A	N/A	$1,084	$6,664	$7,748
Net amount at risk, net of amounts reinsured	N/A	N/A	$334	$1,675	$2,009
Weighted average years remaining until annuitization	N/A	N/A	1.6	1.3	1.3
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 9.

The liability for SCS, SIO, MSO and IUL indexed features and the GIB and GWBL and other features, not included above, was $1,051 million and $494 million at December 31, 2016 and 2015, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

•
Variable Annuity Inforce management. The Company continues to proactively manage its variable annuity in-force business. Since 2012, the Company has initiated several programs to purchase from certain contractholders the GMDB and GMIB riders contained in their Accumulator® contracts. In March 2016, a program to give contractholders an option to elect a full buyout of their rider or a new partial (50%) buyout of their rider expired.  The Company believes that buyout programs are mutually beneficial to both the Company and contractholders who no longer need or want all or part of the GMDB or GMIB rider.  To reflect the actual payments and reinsurance credit received from the buyout program that expired in March 2016 the Company recognized a $4 million increase to Net earnings in 2016. For additional information, see “Accounting for VA Guarantee Features” in Note 2.

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
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2016	2015
	(In Millions)
GMDB:
Equity	$69,625	$66,230
Fixed income	2,483	2,686
Balanced	14,434	15,350
Other	348	374
Total	$86,890	$84,640
GMIB:
Equity	$45,931	$43,874
Fixed income	1,671	1,819
Balanced	10,097	10,696
Other	149	170
Total	$57,848	$56,559
C)   Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At December 31, 2016, the total account value and net amount at risk of the hedged variable annuity contracts were $51,961 million and $7,954 million, respectively, with the GMDB feature and $38,559 million and $3,285 million, respectively, with the GMIB and GIB feature.
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

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2014	$829	$(441)	$388
Other changes in reserves	135	(114)	21
Balance at December 31, 2014	964	(555)	409
Other changes in reserves	120	16	136
Balance at December 31, 2015	1,084	(539)	545
Other changes in reserves	118	(84)	34
Balance at December 31, 2016	$1,202	$(623)	$579

9)	REINSURANCE AGREEMENTS
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains up to $25 million on each single-life policy and $30 million on each second-to-die policy, with the excess 100% reinsured. The Company also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.
At December 31, 2016, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.8% and 49.3%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 18.0% and 56.0%, respectively, of its current liability exposure resulting from the GMIB feature. For additional information, see Note 8.
Based on management’s estimates of future contract cash flows and experience, the fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2016 and 2015 were $10,309 million and $10,570 million, respectively. The increases (decreases) in fair value were $(261) million, $(141) million and $3,964 million for 2016, 2015 and 2014, respectively.
At December 31, 2016 and 2015, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,458 million and $2,458 million, of which $2,381 million and $2,005 million related to three specific reinsurers, which were Zurich Insurance Company Ltd. (AA - rating), Chubb Tempest Reinsurance Ltd. (AA rating) and Connecticut General Life Insurance Company (AA- rating). At December 31, 2016 and 2015, affiliated reinsurance recoverables related to insurance contracts amounted to $2,177 million and $2,009 million, respectively. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.
Reinsurance payables related to insurance contracts were $125 million and $131 million, at December 31, 2016 and 2015, respectively.
The Company cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $82 million and $92 million at December 31, 2016 and 2015, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
The Company has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. In addition to the sale of insurance products, AXA Equitable currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. Reinsurance assumed reserves at December 31, 2016 and 2015 were $734 million and $744 million, respectively.
For affiliated reinsurance agreements see “Related Party Transactions” in Note 11.
The following table summarizes the effect of reinsurance:

	2016	2015	2014
		(In Millions)
Direct premiums	$850	$820	$844
Reinsurance assumed	206	207	211
Reinsurance ceded	(176)	(173)	(181)
Premiums	$880	$854	$874
Universal Life and Investment-type Product Policy Fee Income Ceded	$640	$645	$630
Policyholders’ Benefits Ceded	$942	$527	$726

Individual Disability Income and Major Medical
Claim reserves and associated liabilities for individual DI and major medical policies were $1,918 million and $1,789 million before ceded reserves of $1,849 million and $1,709 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, respectively, $1,676 million and $1,652 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group, rated AA-. Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2016	2015	2014
	(In Millions)
Incurred benefits related to current year	$7	$11	$14
Incurred benefits related to prior years	15	22	16
Total Incurred Benefits	$22	$33	$30
Benefits paid related to current year	$17	$18	$20
Benefits paid related to prior years	15	13	11
Total Benefits Paid	$32	$31	$31

10)	SHORT-TERM DEBT

As of December 31, 2016 and 2015, the Company had $513 million and $584 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.9% and 0.5%, respectively, all of which is related to AB.
AB has a $1,000 million committed, unsecured senior revolving credit facility (“AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC’s business purposes, including the support of AB’s $1,000 million commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and management may draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2016, AB and SCB LLC were in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.
On October 22, 2014, as part of an amendment and restatement, the maturity date of the AB Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.
On December 1, 2016, AB entered into a $200 million, unsecured 364-day senior revolving credit facility (the “AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto. The AB Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants which are identical to those of the AB Credit Facility. As of December 31, 2016, AB had no amounts outstanding under the AB Revolver.
As of December 31, 2016 and 2015, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During 2016 and 2015, AB and SCB LLC did not draw upon the AB Credit Facility.
In addition, SCB LLC has four uncommitted lines of credit with three financial institutions. Three of these lines of credit permit SCB LLC to borrow up to an aggregate of approximately $225 million, with AB named as an additional borrower, while one line has no stated limit. As of December 31, 2016 and 2015, SCB LLC had no bank loans outstanding.

11)	RELATED PARTY TRANSACTIONS
Loans to Affiliates. In September 2007, AXA issued a $650 million 5.4% Senior Unsecured Note to AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.
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
In third quarter 2013, AXA Equitable purchased, at fair value, AXARE Arizona Company’s (“AXA Arizona”) $50 million note receivable from AXA for $54 million. AXA Arizona is a wholly-owned subsidiary of AXA Financial. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.
Loans from Affiliates. In 2005, AXA Equitable issued a surplus note to AXA Financial in the amount of $325 million with an interest rate of 6.0% which was scheduled to mature on December 1, 2035. In December 2014, AXA Equitable repaid this note at par value plus interest accrued of $1 million to AXA Financial.
In December 2008, AXA Equitable issued a $500 million callable 7.1% surplus note to AXA Financial. The note paid interest semi-annually and was scheduled to mature on December 1, 2018. In June 2014, AXA Equitable repaid this note at par value plus interest accrued of $3 million to AXA Financial.

Expense reimbursements and cost sharing agreements. The Company provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with AXA Financial, certain AXA Financial subsidiaries and affiliates to conduct their business. In addition, the Company, along with other AXA affiliates, participates in certain intercompany cost sharing and service agreements including technology and professional development arrangements. The associated costs related to the service and cost sharing agreements are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company.

Affiliated distribution expense. AXA Equitable pays commissions and fees to AXA Distribution Holding and its subsidiaries (“AXA Distribution”) for sales of insurance products. The commissions and fees paid to AXA Distribution are based on various selling agreements.

Affiliated distribution revenue. AXA Distributors, a subsidiary of AXA Equitable, receives commissions and fee revenue from MONY America for sales of its insurance products. The commissions and fees earned from MONY America are based on the various selling agreements.

Affiliated investment advisory and administrative fees. FMG, a subsidiary of AXA Equitable, provides investments advisory and administrative services to EQAT, VIP Trust, 1290 Funds and other AXA affiliated trusts. Investment advisory and administrative fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.

Affiliated investment advisory and administrative expenses. AXA Investment Managers (“AXA IM”), AXA Real Estate Investment Managers (“AXA REIM”) and AXA Rosenberg provide sub-advisory services to the Company’s retail mutual funds and certain investments of the Company’s General Account. Fees paid to these affiliates are based on investment advisory service agreements with each affiliate.

The table below summarizes the expenses reimbursed to/from the Company and Commission and fees received/paid by the Company for 2016, 2015 and 2014:

	2016	2015	2014
	(In Millions)
Expenses paid or accrued for by the Company:
Paid or accrued expenses for services provided by AXA, AXA Financial and Affiliates	$188	$164	$173
Paid or accrued commission and fee expenses for sale of insurance products by AXA Distribution	587	603	616
Paid or accrued expenses for investment management services provided by AXA IM, AXA REIM and AXA Rosenberg	2	1	1
Total affiliated expenses paid or accrued for	777	768	790
Revenue received or accrued for by the Company:
Amounts received or accrued for cost sharing services provided to AXA, AXA Financial and affiliates	531	491	482
Amounts received or accrued for commissions and fees earned for sale of MONY America's insurance products	11	13	2
Amounts received or accrued for investment management and administrative services provided to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts	674	707	711
Total affiliated revenue received or accrued for	$1,216	$1,211	$1,195
Insurance Related Transactions. The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products through reinsurance transactions with AXA RE Arizona.
The Company currently reinsures to AXA Arizona, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. At December 31, 2016 and 2015, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $8,574 million and $8,741 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and universal life and policy fee income in 2016, 2015 and 2014 related to the UL and no lapse guarantee riders totaled approximately $447 million, $453 million and $453 million, respectively. Ceded claims paid in 2016, 2015 and 2014 were $65 million, $54 million and $83 million, respectively.
AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent that AXA Arizona holds assets in an irrevocable trust (the “Trust”) ($9,376 million at December 31, 2016) and/or letters of credit ($3,660 million at December 31, 2016). These letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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

Premiums earned from the above mentioned affiliated reinsurance transactions in 2016, 2015 and 2014 totaled approximately $20 million, $21 million and $22 million, respectively. Claims and expenses paid in 2016, 2015 and 2014 were $6 million, $5 million and $10 million, respectively.
In April 2015, AXA entered into a mortality catastrophe bond based on general population mortality in each of France, Japan and the U.S. The purpose of the bond is to protect AXA against a severe worldwide pandemic. AXA Equitable entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event. Premiums and expenses associated with the reinsurance agreement were $4 million in both 2016 and 2015.
Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AB. These revenues are described below:

	2016	2015	2014
	(In Millions)
Investment advisory and services fees	$999	$1,056	$1,062
Distribution revenues	372	415	433
Other revenues - shareholder servicing fees	76	85	91
Other revenues - other	6	5	6

Other Transactions. Effective December 31, 2015, primary liability for the obligations of AXA Equitable under the AXA Equitable Qualified Pension Plan (“AXA Equitable QP”) was transferred from AXA Equitable to AXA Financial under terms of an Assumption Agreement. For additional information regarding this transaction see “Employee Benefit Plans” in Note 12.

In 2016, AXA Equitable sold artwork to AXA Financial and recognized a $20 million gain on the sale. AXA Equitable used the proceeds received from this sale to make a $21 million donation to AXA Foundation, Inc. (the “Foundation”). The Foundation was organized for the purpose of distributing grants to various tax-exempt charitable organizations and administering various matching gift programs for AXA Equitable, its subsidiaries and affiliates.

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

AXA Equitable Retirement Plans

AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $16 million, $18 million and $18 million in 2016, 2015 and 2014, respectively.

AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a frozen qualified defined benefit pension plan covering its eligible employees and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan.

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

AB uses a December 31 measurement date for its pension plans.

The funding policy of AB for its qualified pension plan is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum it can deduct for Federal income tax purposes. AB did not make a contribution to the AB Retirement Plan during 2016. AB currently estimates that it will contribute $4 million to the AB Retirement Plan during 2017. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the AB Retirement Plan’s obligations and assets. AB Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Net Periodic Pension Expense

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2016	2015	2014
	(In Millions)
Service cost	$—	$8	$9
Interest cost	6	93	107
Expected return on assets	(5)	(159)	(155)
Actuarial (gain) loss	1	1	1
Net amortization	—	110	111
Net Periodic Pension Expense	$2	$53	$73

Changes in PBO

Changes in the PBO of the Company’s qualified plans were comprised of:

	December 31,
	2016	2015
	(In Millions)
Projected benefit obligation, beginning of year	$129	$2,657
Service cost	—	—
Interest cost	6	93
Actuarial (gains) losses	2	(6)
Benefits paid	(5)	(169)
Plan amendments and curtailments	—	1
Projected Benefit Obligation	132	2,576
Transfer to AXA Financial	—	(2,447)
Projected Benefit Obligation, End of Year	$132	$129

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

	December 31,
	2016	2015
	(In Millions)
Pension plan assets at fair value, beginning of year	$86	$2,473
Actual return on plan assets	4	24
Contributions	—	—
Benefits paid and fees	(3)	(175)
Pension plan assets at fair value, end of year	87	2,322
PBO (immediately preceding the Transfer to AXA Financial in 2015)	132	2,576
Excess of PBO Over Pension Plan Assets (immediately preceding the Transfer to AXA Financial in 2015)	(45)	(254)
Transfer to AXA Financial	$—	$211
Excess of PBO Over Pension Plan Assets, end of year	$(45)	$(43)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $45 million and $43 million at December 31, 2016 and 2015, respectively. The aggregate PBO/accumulated benefit obligation (“ABO”) and fair value of pension plan assets for plans with PBOs/ABOs in excess of those assets were $132 million and $87 million, respectively, at December 31, 2016 and $2,576 million and $2,322 million, respectively, at December 31, 2015.
Unrecognized Net Actuarial (Gain) Loss

The following table discloses the amounts included in AOCI at December 31, 2016 and 2015 that have not yet been recognized by AXA Equitable as components of net periodic pension cost.

	December 31,
	2016	2015
	(In Millions)
Unrecognized net actuarial gain (loss)	$(51)	$(49)
Unrecognized prior service (cost) credit	(1)	(1)
Total	$(52)	$(50)
The estimated net actuarial gain (loss) and prior service (cost) credit expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are approximately $(1.4) million and $(23,000), respectively.
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis. See Note 2 for a description of the fair value hierarchy.
At December 31, 2016 and 2015, the total fair value of plan assets for the qualified pension plans was approximately $87 million and $86 million, respectively, all supporting the AB qualified retirement plan.

	December 31,
	2016	2015
Fixed Maturities	18.0%	24.0%
Equity Securities	61.0	56.0
Other	21.0	20.0
Total	100.0%	100.0%

December 31, 2016:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Common and preferred equity	$21	$—	$—	$21
Mutual funds	47	—	—	47
Total assets in the fair value hierarchy	68	—	—	68
Investments measured at net assets value	—	—	—	19
Investments at fair value	$68	$—	$—	$87

December 31, 2015:
Asset Categories
Common and preferred equity	$22	$—	$—	$22
Mutual funds	45	—	—	45
Total assets in the fair value hierarchy	67	—	—	67
Investments measured at net assets value	—	—	—	19
Investments at fair value	$67	$—	$—	$86

Plan asset guidelines for the AB qualified retirement plan specify an allocation weighting of 30% to 60% for return seeking investments (target of 40%), 10% to 30% for risk mitigating investments (target of 15%), 0% to 25% for diversifying investments (target of 17%) and 18% to 38% for dynamic asset allocation (target of 28%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted under the guidelines. Investments are permitted in overlay portfolios (regulated mutual funds) to complement the long-term strategic asset allocation. This portfolio overlay strategy is designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes.

Discount Rate and Other Assumptions
In 2015 and 2014 the discount rate assumptions used by AXA Equitable to measure the benefits obligations and related net periodic cost of the AXA Equitable QP reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the AXA Equitable QP were discounted using a published high-quality bond yield curve for which AXA Equitable replaced its reference to the Citigroup-AA curve with the Citigroup Above-Median-AA curve beginning in 2014, thereby reducing the PBO of AXA Equitable’s qualified pension plan and the related charge to equity to adjust the funded status of the plan by $25 million in 2014. At December 31, 2015, AXA Equitable refined its calculation of the discount rate to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient. Use of the discrete approach at December 31, 2015 produced a discount rate for the AXA Equitable QP of 3.98% as compared to a 4.00% aggregate rate, thereby increasing the net unfunded PBO of the AXA Equitable QP immediately preceding the Assumption Transaction by approximately $4 million in 2015.
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

The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2016 and 2015. As described above, AXA Equitable refined its calculation of the discount rate for the year ended December 31, 2015 valuation of its defined benefits plans to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient.

	December 31,
	2016	2015
Discount rates:
AXA Equitable QP, immediately preceding Transfer to AXA Financial	N/A	3.98%
Other AXA Equitable defined benefit plans	3.48%	3.66%
AB Qualified Retirement Plan	4.75%	4.3%
Periodic cost	3.7%	3.6%
Rates of compensation increase:
Benefit obligation	N/A	6.00%
Periodic cost	N/A	6.46%
Expected long-term rates of return on pension plan assets (periodic cost)	6.5%	6.75%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.
Prior to 1987, participants’ benefits under the AXA Equitable QP were funded through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $6 million and $10 million for 2015 and 2014, respectively.
Future Benefits
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2017, and in the aggregate for the five years thereafter, all of which are subsequent to the Assumption Transaction. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2016 and include benefits attributable to estimated future employee service.

Pension Benefits
(In Millions)
2017	$4
2018	6
2019	6
2020	5
2021	6
Years 2022-2026	38
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
Compensations costs for 2016, 2015 and 2014 for share-based payment arrangements as further described herein are as follows:

	2016	2015	2014
	(In Millions)
Performance Units/Shares	$17	$18	$10
Stock Options	1	1	1
AXA Shareplan	14	16	10
Restricted Units	154	174	171
Other Compensation plans(1)	1	2	—
Total Compensation Expenses	$187	$211	$192

(1)	Other compensation plans include Stock Appreciation Rights, Restricted Stock and AXA Miles.
U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance shares under the AXA International Performance Shares Plan (the “Performance Share Plan”). Prior to 2013 they were granted performance units under the AXA Performance Unit Plan.
Non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) are granted restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually under The Equity Plan for Directors. They also were granted ADR stock options in years prior to 2014.
Performance Units and Performance Shares
2016 Grant. On June 6, 2016, under the terms of the Performance Share Plan, AXA awarded approximately 1.9 million unearned performance shares to employees of AXA Equitable. The extent to which 2016-2018 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2016, the expense associated with the June 6, 2016 grant of performance shares was approximately $10 million.
Settlement of 2013 Grant in 2016. On March 22, 2016, share distributions totaling approximately $55 million were made to active and former AXA Equitable employees in settlement of approximately 2.3 million performance shares earned under the terms of the 2013 Performance Share Plan.
2015 Grant. On June 19, 2015, under the terms of the 2015 Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to employees of AXA Equitable. The extent to which 2015-2017 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In 2016 and 2015 the expense associated with the June 19, 2015 grant of performance shares were $4 million and $8 million, respectively.
Settlement of 2012 Grant in 2015. On April 2, 2015, cash distributions of approximately $53 million were made to active and former AXA Equitable employees in settlement of approximately 2.3 million performance units earned under the terms of the AXA Performance Unit Plan 2012.

2014 Grant.  On March 24, 2014, under the terms of the 2014 Performance Share Plan, AXA awarded approximately 1.5 million unearned performance shares to employees of AXA Equitable. The extent to which 2014-2016 cumulative performance targets measuring the performance of AXA and the insurance-related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The first tranche of the performance shares will vest and be settled on the third anniversary of the award date; the second tranche of these performance shares will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In 2016, 2015 and 2014 the expense associated with the March 24, 2014 grant of performance shares was approximately $4 million, $4 million, and $9 million respectively.
Settlement of 2011 Grant in 2014.   On April 3, 2014, cash distributions of approximately $26 million were made to active and former AXA Equitable employees in settlement of 1.0 million performance units earned under the terms of the AXA Performance Unit Plan 2011.
The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards as they are settled in cash. Approximately 2 million outstanding performance shares are at risk to achievement of 2017 performance criteria, primarily representing all of the performance shares granted June 19, 2015 and the second tranche of performance shares granted March 24, 2014, for which cumulative average 2015-2017 and 2014-2016 performance targets will determine the number of performance shares earned under those awards, respectively.
Stock Options
2016 Grant. On June 6, 2016, 0.6 million options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 21.52 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 6, 2016, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 6, 2016 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.85 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 26.6%, a weighted average expected term of 8.1 years, an expected dividend yield of 6.49% and a risk-free interest rate of 0.33%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2016, the Company recognized expenses associated with the June 6, 2015 grant of options of approximately $0.6 million.
2015 Grant. On June 19, 2015, approximately 0.4 million options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 22.90 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 19, 2015, 0.2 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 19, 2015 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.58 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 23.68%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.29% and a risk-free interest rate of 0.92%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2016 and 2015, the Company recognized expenses associated with the June 19, 2015 grant of options of approximately $0.1 million and $0.3 million, respectively.
2014 Grant.    On March 24, 2014, 0.4 million options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 18.68 euros All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on March 24, 2014, 0.2 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 24, 2014 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.89 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 29.24%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.38% and a risk-free interest rate of 1.54%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2016, 2015 and 2014 the Company recognized expenses associated with the March 24, 2014 grant of options of approximately $0.2 million, $0.2 million and $0.3 million, respectively.
Shares Authorized
There is no limitation in the Stock Option Plan or the Equity Plan for Directors on the number of shares that may be issued pursuant to option or other grants.

A summary of the activity in the AXA, AXA Financial and AB option plans during 2016 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs(3)		AB Holding Units
	Number Outstanding (In 000’s)	Weighted Average Exercise Price		Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2016	12,602.1	€21.39		41.0	$27.28	5,398.5	$47.59
Options granted	594.3	€21.52		—	$—	54.5	$22.6
Options exercised	(568.2)	€14.93		—	$—	(358.3)	$17.1
Options forfeited, net		€—		—	$—	—	$—
Options expired/reinstated	(3,092.0)	27.8		3.9	26.06	(9.7)	$65.0
Options Outstanding at December 31, 2016	9,536.2	€21.02		44.9	$24.90	5,085.0	$49.5
Aggregate Intrinsic Value(1)		€30,077.2	(2)		$252.9		—
Weighted Average Remaining Contractual Term (in years)	3.1			1.89		2.00
Options Exercisable at December 31, 2016	7,169.4	€20.43		44.8	$24.90	4,700.9	$47.6
Aggregate Intrinsic Value(1)		€26,793.5			$252.9		—
Weighted Average Remaining Contractual Term (in years)	3.74			1.89		2.00

(1)
Aggregate intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2016 of the respective underlying shares over the strike prices of the option awards.

(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero.

(3)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.
No stock options were exercised in 2016. The intrinsic value related to exercises of stock options during 2015 and 2014 were approximately $0.2 million and $3 million respectively, resulting in amounts currently deductible for tax purposes of approximately $0.1 million, and $1 million, respectively, for the periods then ended. In 2015 and 2014, windfall tax benefits of approximately $0.1 million and $1 million, respectively, resulted from exercises of stock option awards.
At December 31, 2016, AXA Financial held 22,974 AXA ordinary shares in treasury at a weighted average cost of $23.95 per share, which were designated to fund future exercises of outstanding stock options.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2016, 2015 and 2014, respectively.

	AXA Ordinary Shares			AB Holding Units
	2016	2015	2014	2016	2015	2014
Dividend yield	6.49%	6.29%	6.38%	7.1%	7.1%	8.4%
Expected volatility	26.6%	23.68%	29.24%	31.0%	32.1%	48.9%
Risk-free interest rates	0.33%	0.92%	1.54%	1.3%	1.5%	1.5%
Expected life in years	8.1	8.2	8.2	6.0	6.0	6.0
Weighted average fair value per option at grant date	$2.06	$1.73	$2.89	$2.75	$4.13	$4.78
As of December 31, 2016, approximately $1 million of unrecognized compensation cost related to unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 3.22 years.
Restricted Awards
Under The Equity Plan for Directors, AXA Financial grants non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) restricted AXA ordinary shares. Likewise, AB awards restricted AB Holding units to independent members of its General Partner. In addition, under its Century Club Plan, awards of restricted AB Holding units that vest ratably over three years are made to eligible AB employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.
AXA Equitable has also granted restricted AXA ordinary share units (“RSUs”) to certain executives. The RSUs are phantom AXA ordinary shares that, once vested, entitle the recipient to a cash payment based on the average closing price of the AXA ordinary share over the twenty trading days immediately preceding the vesting date.
For 2016, 2015 and 2014, respectively, the Company recognized compensation costs of $154 million, $174 million and $171 million for outstanding restricted stock and RSUs. The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for RSUs. At December 31, 2016, approximately 19.2 million restricted AXA ordinary shares and AB Holding unit awards remain unvested. At December 31, 2016, approximately $39 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes restricted AXA ordinary share activity for 2016. In addition, approximately 84,611 RSUs were granted during 2016 with graded vesting over a 4-year service period.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	34,010	$18.43
Granted	13,909	$22.63
Vested	11,613	$23.81
Unvested as of December 31, 2016	36,306	$24.46
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
AXA Shareplan
2016 AXA Shareplan. In 2016, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2016. Eligible employees could have reserved a share purchase during the reservation period from August 29, 2016 through September 9, 2016 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 17, 2016 through October 19, 2016. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 13, 2016 to the discounted formula subscription price in Euros. Investment Option A permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of 15.53 euros/per share. Investment Option B permitted participants to purchase AXA ordinary shares at an 8.63% formula discounted price of 17.73 euros/per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2016, which is July 1, 2021. All subscriptions became binding and irrevocable on October 19, 2016.
The Company recognized compensation expense of $14 million, $16 million and $10 million in 2016, 2015 and 2014 in connection with each respective year’s offering of AXA stock under the AXA Shareplan, representing the aggregate discount provided to AXA Equitable participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. AXA Equitable participants in AXA Shareplan 2016, 2015 and 2014 primarily invested under Investment Option B for the purchase of approximately $6 million, $5 million and $5 million AXA ordinary shares, respectively.
AXA Miles Program 2012
On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011. This vesting condition has been satisfied. On March 16, 2016, AXA ordinary share distributions totaling approximately $4 million were made to active and former AXA Equitable employees in settlement of approximately 0.2 million AXA Miles earned under the terms of the AXA Miles Program 2012.
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
AB engages in open-market purchases of AB Holding L.P. (“AB Holding”) units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2016 and 2015, AB purchased 10.5 million and 8.5 million Holding units for $237 million and $218 million respectively. These amounts reflect open-market purchases of 7.9 million and 5.8 million Holding units for $176 million and $151 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.
During 2016, AB granted to employees and eligible directors 7.0 million restricted AB Holding unit awards (including 6.1 million granted in December for 2016 year-end awards). During 2015, AB granted to employees and eligible directors 7.4 million restricted AB Holding awards (including 7.0 million granted in December 2015 for year-end awards).
During 2016 and 2015, AB Holding issued 0.4 million and 0.5 million Holding units, respectively, upon exercise of options to buy AB Holding units. AB Holding used the proceeds of $6 million and $9 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued Holding units.
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
The cost of the 2016 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.
On July 1, 2010, the AB 2010 Long Term Incentive Plan (“2010 Plan”), as amended, was established, under which various types of Holding unit-based awards have been available for grant to its employees and eligible directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units. The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of Holding units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued Holding units. As of December 31, 2016, 0.4 million options to buy Holding units had been granted and 51.9 million Holding units net of forfeitures, were subject to other Holding unit awards made under the 2010 Plan. Holding unit-based awards (including options) in respect of 7.7 million Holding units were available for grant as of December 31, 2016.

14)	INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2016	2015	2014
	(In Millions)
Income tax (expense) benefit:
Current (expense) benefit	$(274)	$(19)	$(552)
Deferred (expense) benefit	387	(167)	(1,143)
Total	$113	$(186)	$(1,695)
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35.0%. The sources of the difference and their tax effects are as follows:

	2016	2015	2014
	(In Millions)
Expected income tax (expense) benefit	$(152)	$(578)	$(2,140)
Noncontrolling interest	135	124	119
Separate Accounts investment activity	160	181	116
Non-taxable investment income (loss)	15	8	12
Tax audit interest	(22)	1	(6)
State income taxes	(8)	1	(4)
AB Federal and foreign taxes	(15)	2	4
Tax settlement	—	77	212
Other	—	(2)	(8)
Income tax (expense) benefit	$113	$(186)	$(1,695)

In second quarter 2015, the Company recognized a tax benefit of $77 million related to settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns.

In second quarter 2014, the Company recognized a tax benefit of $212 million related to settlement of the IRS audit for tax years 2006 and 2007.

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
As of December 31, 2016 and 2015, the Company had a current tax liability of $218 million and $592 million respectively.

The components of the net deferred income taxes are as follows:

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(In Millions)
Compensation and related benefits	$88	$—	$93	$—
Reserves and reinsurance	—	1,786	—	1,740
DAC	—	1,197	—	1,253
Unrealized investment gains or losses	—	23	—	134
Investments	—	1,062	—	1,437
Net operating losses and credits	394	—	424	—
Other	5	—	—	25
Total	$487	$4,068	$517	$4,589
As of December 31, 2016, the Company had $394 million of AMT credits which do not expire.
The Company does not provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States. As of December 31, 2016, $195 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the United States. At existing applicable income tax rates, additional taxes of approximately $79 million would need to be provided if such earnings were remitted.
At December 31, 2016 and 2015, of the total amount of unrecognized tax benefits $394 million and $344 million, respectively, would affect the effective rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2016 and 2015 were $67 million and $52 million, respectively. For 2016, 2015 and 2014, respectively, there were $15 million, $(25) million and $(43) million in interest expense related to unrecognized tax benefits.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2016	2015	2014
	(In Millions)
Balance at January 1,	$418	$475	$592
Additions for tax positions of prior years	39	44	56
Reductions for tax positions of prior years	—	(101)	(181)
Additions for tax positions of current year	—	—	8
Balance at December 31,	$457	$418	$475
During the second quarter of 2015, the Company reached a settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns. In 2015, the IRS commenced their examination of the 2008 and 2009 tax years, with prior years no longer subject to examination. It is reasonably possible that the total amounts of unrecognized tax benefit will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

15)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2016	2015	2014
	(In Millions)
Unrealized gains (losses) on investments	$44	$261	$1,142
Foreign currency translation adjustments	(77)	(59)	(34)
Defined benefit pension plans	(46)	(43)	(811)
Total accumulated other comprehensive income (loss)	(79)	159	297
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	86	69	54
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$7	$228	$351

Immediately preceding the Assumption Transaction, the AXA Equitable QP had approximately $1,193 million unrecognized net actuarial losses in AOCI that were transferred to AXA Financial, resulting in an increase in AOCI and a decrease in additional paid in capital of $1,193 million ($772 million net of tax), the net impact to AXA Equitable’s consolidated Shareholder’s Equity was $0 million.
The components of OCI for the past three years, net of tax, follow:

	2016	2015	2014
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(18)	$(25)	$(21)
(Gains) losses reclassified into net earnings (loss) during the period	—	—	—
Foreign currency translation adjustment	(18)	(25)	(21)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	(160)	(1,020)	1,043
(Gains) losses reclassified into net earnings (loss) during the year(1)	2	12	37
Net unrealized gains (losses) on investments	(158)	(1,008)	1,080
Adjustments for policyholders liabilities, DAC, insurance liability loss recognition and other	(59)	127	(111)
Change in unrealized gains (losses), net of adjustments and (net of deferred income tax expense (benefit) of $(96), $(480) and $529)	(217)	(881)	969
Change in defined benefit plans:
Net gain (loss) arising during the year	—	—	(95)
Prior service cost arising during the year	—	—	—
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	(3)	(4)	72
Amortization of net prior service credit included in net periodic cost	—	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $(2) and $(15))	(3)	(4)	(23)
Total other comprehensive income (loss), net of income taxes	(238)	(910)	925
Less: Other comprehensive (income) loss attributable to noncontrolling interest	17	15	29
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(221)	$(895)	$954

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(1) million, $(6) million and $(19) million for 2016, 2015 and 2014, respectively.

(2)
These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 12). Reclassification amounts presented net of income tax expense (benefit) of $0 million, $2 million and $(39) million for 2016, 2015 and 2014, respectively.

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
Leases
The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2017 and the four successive years are $218 million, $207 million, $194 million, $168 million, $159 million and $446 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2017 and the four successive years is $32 million, $33 million, $32 million, $16 million, $14 million and $44 million thereafter.

Obligations under Funding Agreements

Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral, AXA Equitable has purchased FHLBNY stock of $109 million and pledged collateral with a carrying value of $3,885 million, as of December 31, 2016.  AXA Equitable issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable issues long term funding agreements to the FHLBNY and uses the funds for spread lending purposes. Funding agreements are reported in Policyholders' account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 3. The table below summarizes AXA Equitable's activity of funding agreements with the FHLBNY.

	Outstanding balance at end of year	Maturity of Outstanding balance	Issued during the Year	Repaid during the year
December 31, 2016:	(In Millions)
Short-term FHLBNY funding agreements	$500	less than one month	$6,000	$6,000

Long-term FHLBNY funding agreements	$58	less than 4 years	$58	$—
	$862	Less than 5 years	$862	$—
	$818	great than five years	$818	$—
Total long term funding agreements	$1,738		$1,738	$—
Total FHLBNY funding agreements at December 31, 2016	$2,238		$7,738	$6,000

December 31, 2015:
Short-term FHLBNY funding agreements	$500	less than one month	$6,000	$6,000

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2016, 2015 and 2014, respectively, AXA Equitable recorded $21 million, $3 million and $42 million pre-tax charges related to severance and lease costs. The amounts recorded in 2014 included pre-tax charges of $25 million, respectively, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2016	2015	2014
	(In Millions)
Balance, beginning of year	$89	$113	$122
Additions	35	10	21
Cash payments	(18)	(32)	(24)
Other reductions	—	(2)	(6)
Balance, End of Year	$106	$89	$113
In an effort to further reduce its global real estate footprint, AB completed a comprehensive review of its worldwide office locations and began implementing a global space consolidation plan in 2012. This resulted in the sublease of office space primarily in New York as well as offices in England, Australia and various U.S. locations. In 2016, AB recorded new real estate charges of $18 million, resulting from new charges of $23 million relating to the further consolidation of office space at AB's New York offices, offset by changes in estimates related to previously recorded real estate charges of $5 million, which reflects the shortening of the lease term of AB's corporate headquarters from 2029 to 2024. Real estate charges are recorded in Other operating costs and expenses in the Company’s consolidated Statements of earnings (loss).
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2016, these arrangements include commitments by the Company to provide equity financing of $697 million (including $249 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2016. The Company had $883 million of commitments under existing mortgage loan agreements at December 31, 2016.
AB maintains a guarantee in connection with the AB Credit Facility. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $425 million for the four of SCB LLC’s four uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCB LLC, Sanford C. Bernstein Limited (“SCBL”) and AllianceBernstein Holdings (Cayman) Ltd. (“AB Cayman”). AB also maintains three additional guarantees with other commercial banks under which it guarantees approximately $366 million of obligations for SCBL. In the event that SCB LLC, SCBL or AB Cayman is unable to meet its obligations, AB will pay the obligations when due or on demand.
During 2009, AB entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2016 AB had funded $34 million of this commitment.
During 2010, as general partner of the AB U.S. Real Estate L.P. (the “Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2016, AB had funded $21 million of this commitment.
During 2012, AB entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2016, AB had funded $6 million of this commitment.

AB has not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

17)	LITIGATION
Insurance Litigation

In July 2011, a derivative action was filed in the United States District Court of the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AX Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the Court issued its decision in favor of AXA Equitable and AXA Equitable FMG, finding that the Plaintiffs had failed to meet their burden to demonstrate that AXA Equitable and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the Plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the Court issued an order denying the motion to amend and Plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit.

In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, now entitled Ross v. AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In July 2015, the Court granted AXA Equitable’s motion to dismiss for lack of subject matter jurisdiction. In April 2015, a second action in the United States District Court for the Southern District of New York was filed on behalf of a putative class of variable annuity holders with “Guaranteed Benefits Insurance Riders,” entitled Calvin W. Yarbrough, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. The new action covers the same class period, makes substantially the same allegations, and seeks the same relief as the Ross action. In October 2015, the Court, on its own, dismissed the Yarbrough litigation on similar grounds as the Ross litigation. In December 2015, the Second Circuit denied the plaintiffs motion to consolidate their appeals but ordered that the appeals be heard together before a single panel of judges. In February 2017, the Second Circuit affirmed the decisions of the district court in favor of AXA Equitable.

In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s separate accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the Plaintiff filed a notice of appeal. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all other similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable which subsequently became subject to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York.

In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to AXA Equitable’s cost of insurance (“COI”) increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. The current complaint alleges a claim for breach of contract and a claim that the AXA Equitable made misrepresentations in violation of Section 4226 of the New York Insurance Law (“Section 4226”). Plaintiff seeks (a) with respect to its breach of contract claim, compensatory damages, costs, and, pre- and post-judgment interest, and (b) with respect to its claim concerning Section 4226, a penalty in the amount of premiums paid by the Plaintiff and the putative class. AXA Equitable’s response to the complaint was filed in February 2017. Additionally, a separate putative class action and five individual actions challenging the COI increase have been filed against AXA Equitable.
AllianceBernstein Litigation
During the first quarter of 2012, AB received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics UK Limited (“Philips”), a former pension fund client, alleging that AB Limited (one of AB’s subsidiaries organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. Philips has alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim. By agreement dated November 26, 2016, the terms of which are confidential, this matter was settled. AB’s contribution to the settlement amount was paid by AB’s relevant insurance carriers.
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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1,185 million during 2017. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS who then has 30 days to disapprove the distribution. For 2016, 2015 and 2014, respectively, AXA Equitable’s statutory net income (loss) totaled $679 million, $2,038 million and $1,664 million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $5,278 million and $5,895 million at December 31, 2016 and 2015, respectively. In 2016, AXA Equitable paid $1,050 million in shareholder dividends. In 2015, AXA Equitable paid $767 million in shareholder dividends and transferred approximately 10.0 million in Units of AB (fair value of $245 million) in the form of a dividend to AEFS. In 2014, AXA Equitable paid $382 million in shareholder dividends.
At December 31, 2016, AXA Equitable, in accordance with various government and state regulations, had $57 million of securities on deposit with such government or state agencies.
In 2015, AXA Equitable repaid $200 million of third party surplus notes at maturity. In 2014, AXA Equitable, with the approval of the NYDFS, repaid at par value plus accrued interest of $825 million of outstanding surplus notes to AXA Financial.
At December 31, 2016 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2016. The NYDFS is completing its periodic statutory examinations of the books, records and accounts of AXA Equitable for the years 2011 through 2015, but has not yet issued its final report.
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

	2016	2015	2014
	(In Millions)
Segment revenues:
Insurance(1)	$6,703	$6,822	$12,656
Investment Management(2)	3,029	3,025	3,011
Consolidation/elimination	(27)	(28)	(27)
Total Revenues	$9,705	$9,819	$15,640

(1)	Includes investment expenses charged by AB of approximately $50 million, $45 million and $40 million for 2016, 2015 and 2014, respectively, for services provided to the Company.

(2)
Intersegment investment advisory and other fees of approximately $77 million, $73 million and $67 million for 2016, 2015 and 2014, respectively, are included in total revenues of the Investment Management segment.

	2016	2015	2014
	(In Millions)
Segment earnings (loss) from operations, before income taxes:
Insurance	$(274)	$1,033	$5,512
Investment Management(1)	706	618	603
Consolidation/elimination	(1)	(1)	—
Total Earnings (Loss) from Operations, before Income Taxes	$431	$1,650	$6,115

(1)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2016	2015
	(In Millions)
Segment assets:
Insurance	$190,628	$182,738
Investment Management(1)	13,139	11,895
Consolidation/elimination	(3)	(7)
Total Assets	$203,764	$194,626

(1)
In accordance with SEC regulations, the Investment Management segment includes securities with a fair value of $893 million and $460 million which have been segregated in a special reserve bank custody account at December 31, 2016 and 2015, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of December 31, 2016 and December 31, 2015, $53 million and $55 million, respectively, of cash were segregated in these bank accounts.

20)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The quarterly results of operations for 2016 and 2015 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)
2016
Total Revenues	$5,034	$4,297	$2,216	$(1,842)
Total benefits and other deductions	$2,580	$2,721	$2,246	$1,727
Net earnings (loss)	$1,720	$1,061	$22	$(2,259)
2015
Total Revenues	$3,567	$220	$5,714	$318
Total benefits and other deductions	$2,437	$1,973	$2,375	$1,384
Net earnings (loss)	$854	$(1,025)	$2,275	$(640)

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company:
Our audits of the consolidated financial statements referred to in our report dated March 24, 2017 appearing in this Annual Report on Form 10-K of AXA Equitable Life Insurance Company also included an audit of the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2017

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2016

Type of Investment	Cost(A)	Fair Value	Carrying Value
	(In Millions)
Fixed Maturities:
U.S. government, agencies and authorities	$10,739	$10,336	$10,336
State, municipalities and political subdivisions	432	493	493
Foreign governments	365	378	378
Public utilities	3,437	3,617	3,617
All other corporate bonds	16,663	17,224	17,224
Redeemable preferred stocks	487	522	522
Total fixed maturities	32,123	32,570	32,570
Equity securities:
Common stocks:
Industrial, miscellaneous and all other(B)	113	113	113
Mortgage loans on real estate	9,765	9,608	9,757
Policy loans	3,361	4,257	3,361
Other limited partnership interests and equity investments(B)	1,295	1,295	1,295
Trading securities	9,177	9,134	9,134
Other invested assets	2,186	2,186	2,186
Total Investments	$58,020	$59,163	$58,416

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

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2016

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)
Insurance	$4,301	$38,782	$25,358	$4,303	$1,671	$4,448	$162	$2,367
Investment Management	—	—	—	—	135	—	—	2,323
Consolidation/ Elimination	—	—	—	—	50	—	—	(26)
Total	$4,301	$38,782	$25,358	$4,303	$1,856	$4,448	$162	$4,664

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2015

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)
Insurance	$4,469	$33,033	$24,531	$4,062	$1,898	$3,777	$(331)	$2,343
Investment Management	—	—	—	—	33	—	—	2,407
Consolidation/ Elimination	—	—	—	—	45	—	—	(27)
Total	$4,469	$33,033	$24,531	$4,062	$1,976	$3,777	$(331)	$4,723

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2014

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)
Insurance	$4,271	$31,848	$23,484	$3,989	$3,760	$4,894	$(413)	$2,663
Investment Management	—	—	—	—	15	—	—	2,408
Consolidation/ Elimination	—	—	—	—	40	—	—	(27)
Total	$4,271	$31,848	$23,484	$3,989	$3,815	$4,894	$(413)	$5,044

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE(A)
AT OR FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Millions)
2016
Life Insurance In-Force	$399,230	$78,760	$31,722	$352,192	9.0%
Premiums:
Life insurance and annuities	$790	$135	$197	$852	23.1%
Accident and health	60	41	9	28	32.1%
Total Premiums	$850	$176	$206	$880	23.4%
2015
Life Insurance In-Force	$406,240	$82,927	$31,427	$354,740	8.9%
Premiums:
Life insurance and annuities	$753	$128	$197	$822	24.0%
Accident and health	67	45	10	32	31.3%
Total Premiums	$820	$173	$207	$854	24.2%
2014
Life Insurance In-Force	$412,215	$87,177	$31,767	$356,805	8.9%
Premiums:
Life insurance and annuities	$775	$132	$199	$842	23.6%
Accident and health	69	49	12	32	37.5%
Total Premiums	$844	$181	$211	$874	24.1%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
AXA EQUITABLE LIFE INSURANCE COMPANY
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.
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
AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2016.
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
Changes in internal control over financial reporting
There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
None.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
The Board currently consists of ten members, including our Chairman of the Board, President and Chief Executive Officer, two senior executives of AXA and seven independent members.

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Each of the Directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2016, except Mr. Buberl.
The current members of our Board are as follows:
Mark Pearson
Mr. Pearson, age 58, has been a Director of AXA Equitable since January 2011 and currently serves as our Chairman of the Board, President and Chief Executive Officer. From February 2011 through September 2013, he served as Chairman of the Board and Chief Executive Officer. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011. Mr. Pearson is also a member of the AXA Group Management Committee. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at Hill Samuel, Schroders National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants and is a member of the Board of Directors of the American Council of Life Insurers and the Financial Services Roundtable. Mr. Pearson is also a director of AXA Financial (since January 2011), MONY America (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Thomas Buberl
Mr. Buberl, age 43, has been a director of AXA Equitable since May 2016. Mr. Buberl has served as Chief Executive Officer of AXA since September 2016. From March 2016 to August 2016, Mr. Buberl served as Deputy Chief Executive Officer of AXA. Prior thereto, Mr. Buberl served as Chief Executive Officer of AXA Konzern AG (May 2012 to March 2016), Chief Executive Officer for the global business line for the Health Business (March 2015 to March 2016) and Chief Executive Officer for the global business line for the Life and Savings Business (January 2016 to March 2016). From November 2008 to April 2012, Mr. Buberl served as Chief Executive Officer for Switzerland of Zurich Financial Services (“Zurich”). Prior to joining Zurich, Mr. Buberl held various management positions with Boston Consulting Group (February 2000 to October 2005) and Winterthur Group (November 2005 to October 2008). Mr. Buberl is also a director of AXA Financial and MONY America since May 2016 and various other subsidiaries and affiliates of the AXA Group.

Mr. Buberl brings to the Board his extensive experience and key leadership skills developed through his service as an executive, including invaluable perspective as the Chief Executive Officer of AXA. The Board also benefits from his perspective as a member of the AXA Group Management Committee.

Ramon de Oliveira
Mr. de Oliveira, age 62, has been a Director of AXA Equitable since May 2011. Mr. de Oliveira has been a member of AXA’s Board of Directors since April 2010, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 to 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, Fonds de Dotation du Louvre and JACCAR Holdings. Previously

he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial and MONY America since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Paul Evans
Mr. Evans, age 51, has been a director of AXA Equitable since November 2016. Mr. Evans has served as Group Chief Executive Officer of AXA Global Life, Savings and Health and has been a member of the AXA Group Management Committee since July 2016. Prior thereto, Mr. Evans served as Group Chief Executive Officer of AXA UK and Ireland (from 2010 to June 2016) and Chairman of AXA Corporate Solutions (from 2015 to June 2016). From 2003 to 2010, Mr. Evans served as Chief Executive Officer of AXA Life in the UK and between 2001 and May 2003, Mr. Evans served as Group Finance Director of AXA UK and Ireland. Prior to joining AXA in 2000, Mr. Evans spent thirteen years with PricewaterhouseCoopers. From 2014 to June 2016, Mr. Evans served as Chairman of the Association of British Insurers. Mr. Evans is also a director of AXA Financial and MONY America since November 2016 and various other subsidiaries and affiliates of the AXA Group.

Mr. Evans brings to the Board his extensive experience and key leadership skills developed through his service as an executive with AXA, including as Group Chief Executive Officer of AXA Global Life, Savings and Health. The Board also benefits from his perspective as a member of the AXA Group Management Committee.

Barbara Fallon-Walsh
Ms. Fallon-Walsh, age 64, has been a Director of AXA Equitable since May 2012.  Ms. Fallon-Walsh was with The Vanguard Group, Inc. (“Vanguard”) from 1995 until her retirement in 2012, where she held several executive positions, including Head of Institutional Retirement Plan Services from 2006 through 2011. Ms. Fallon-Walsh started her career at Security Pacific Corporation in 1979 and held a number of senior and executive positions with the company, which merged with Bank of America in 1992. From 1992 until joining Vanguard in 1995, Ms. Fallon-Walsh served as Executive Vice President, Bay Area Region and Los Angeles Gold Coast Region for Bank of America. Ms. Fallon-Walsh is currently a member of the Boards of Directors of AXA Investment Managers S.A. (“AXA IM”), where she serves on the Audit and Risk Committee and the Remuneration Committee, and of AXA IM Inc. and AXA Rosenberg Group LLC (“AXA Rosenberg”). Ms. Fallon-Walsh is also a director of AXA Financial and MONY America since May 2012.

Ms. Fallon-Walsh brings to the Board extensive financial services and general management expertise through her executive positions at Vanguard, Bank of America and Security Pacific National Bank and through her perspective as a director of AXA IM, AXA IM Inc. and AXA Rosenberg. The Board also benefits from her extensive knowledge of the retirement business.

Daniel G. Kaye
Mr. Kaye, age 62, has been a Director of AXA Equitable since September 2015. From January 2013 to May 2014, Mr. Kaye served as Interim Chief Financial Officer and Treasurer of HealthEast Care System (“HealthEast”). Prior to joining HealthEast, Mr. Kaye spent 35 years with Ernst & Young LLP (“Ernst & Young”) from which he retired in 2012. Throughout his time at Ernst & Young, where he was an audit partner for 25 years, Mr. Kaye enjoyed a track record of increasing leadership and responsibilities, including serving as the New England Managing Partner and the Midwest Managing Partner of Assurance. Mr. Kaye was a member of the Board of Directors of Ferrellgas Partners L.P. (“Ferrellgas”) from August 2012 to November 2015 where he served on the Audit Committee and Corporate Governance and Nominating Committee (Chair). Mr. Kaye is a Certified Public Accountant and National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Kaye is also a director of AXA Financial and MONY America since September 2015.

Mr. Kaye brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters developed through his roles at Ernst & Young and HealthEast. The Board also benefits from his experience as a director of Ferrellgas.

Kristi A. Matus
Ms. Matus, age 48, has been a Director of AXA Equitable since September 2015. From July 2014 to May 2016, Ms. Matus served as Executive Vice President and Chief Financial & Administrative Officer of athenahealth, Inc. (“athenahealth”). Prior to joining athenahealth, Ms. Matus served as Executive Vice President and Head of Government Services of Aetna, Inc. (“Aetna”) from February 2012 to July 2013. Prior to Aetna, she held several senior leadership roles at United Services Automobile Association (“USAA”), including Executive Vice President and Chief Financial Officer from 2008 to 2012. She began her career at the Aid Association for Lutherans, where she held various financial and operational roles for over a decade. Ms. Matus is currently a member of the Board of Directors of Tru Optik Data Corp. (“Tru Optik”) and Jordan Health Services, Inc. (“Jordan Health”). Ms. Matus is also a director of AXA Financial and MONY America since September 2015.

Ms. Matus brings to the Board extensive management expertise, finance, corporate governance and key leadership skills developed through her roles at athenahealth, Aetna and USAA. The Board also benefits from her experience as a director of Tru Optik and Jordan Health.

Bertram L. Scott
Mr. Scott, age 65, has been a Director of AXA Equitable since May 2012. Mr. Scott has served as Senior Vice President of population health of Novant Health, Inc. since February 2015. From November 2012 through December 2014, Mr. Scott served as President and Chief Executive Officer of Affinity Health Plans. From June 2010 to December 2011, Mr. Scott served as President, U.S. Commercial of CIGNA Corporation. Prior thereto, he served as Executive Vice President of TIAA-CREF from 2000 to June 2010 and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company from 2000 to 2007. Mr. Scott is currently a member of the Board of Directors of Becton, Dickinson and Company, where he serves on the Audit Committee (Chair) and Compensation and Benefits Committee, and Lowe’s Companies, Inc., where he serves on the Audit Committee and Governance Committee. Mr. Scott is also a director of AXA Financial and MONY America since May 2012.

Mr. Scott brings to the Board invaluable expertise as an audit committee financial expert, and strong strategic and operational expertise acquired through the variety of executive roles in which he has served during his career. The Board also benefits from his perspective as a director of Becton, Dickinson and Company and Lowe’s Companies, Inc.

Lorie A. Slutsky
Ms. Slutsky, age 64, has been a Director of AXA Equitable since September 2006. Ms. Slutsky has served as President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2.5 billion endowment and annually grants more than $150 million to non-profit organizations, since January 1990. Ms. Slutsky was a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She also served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial and MONY America (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Richard C. Vaughan
Mr. Vaughan, age 67, has been a Director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Finance and Risk Committee (Chair), Audit Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial and MONY America since May 2010.

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

EXECUTIVE OFFICERS
The current executive officers (other than Mr. Pearson, whose biography is included above in the Board of Directors information) are as follows:

Josh Braverman, Senior Executive Director
Mr. Braverman, age 50, joined AXA Equitable in 2009 and currently serves as Senior Executive Director. Mr. Braverman is responsible for the management of the Company’s legacy book of annuities and life insurance products. Prior to this role, Mr. Braverman most recently served as Senior Executive Director, Chief Investment Officer and Treasurer. In this role, Mr. Braverman was responsible for, among other things, the overall investment strategy of our general account investment portfolio, managing our financing and liquidity requirements, and developing and implementing our derivatives and hedging strategy. Prior to joining

AXA Equitable, Mr. Braverman was the Global Head of Derivatives at Aegon N.V. from 2003 to 2009. Previously, Mr. Braverman worked for the U.S. Department of Treasury as a sovereign debt advisor, Deutsche Bank as Director of mortgage derivatives trading and Goldman Sachs as Vice President, Fixed Income Proprietary Trading.

Marine de Boucaud, Senior Executive Director and Chief Human Resources Officer
Ms. de Boucaud, age 48, joined AXA Equitable in July 2016 and currently serves as Senior Executive Director and Chief Human Resources Officer. Ms. de Boucaud is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Ms. de Boucaud also oversees internal communications and the AXA Foundation. Prior to joining AXA Equitable, Ms. de Boucaud served as the Head of Human Resources of AXA France from October 2012 to June 2016. Ms. de Boucaud began her career with AXA in 2010 as the Head of Talent Management. Prior to joining AXA, Ms. de Boucaud was a senior consultant at Spencer Stuart from March 2008 to September 2010. Prior to joining Spencer Stuart, Ms. de Boucaud held various roles on increasing responsibility at Korn Ferry Whitehead Mann, Jouve & Associés and BNP Paribas.

Dave S. Hattem, Senior Executive Director and General Counsel
Mr. Hattem, age 60, joined AXA Equitable in 1994 and currently serves as Senior Executive Director and General Counsel. Mr. Hattem is responsible for oversight of the Law Department, including the National Compliance Office, setting the strategic direction of the Department and ensuring the business areas are advised as to choices and opportunities available under existing law to enable company goals. Prior to his election as general counsel in 2010, Mr. Hattem served as senior vice president and deputy general counsel, taking on this role in 2004. Prior to joining AXA Equitable, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Mr. Hattem is a member of the Board of Directors of The Life Insurance Council of New York.

Michael B. Healy, Senior Executive Director and Chief Information Officer
Mr. Healy, age 49, joined AXA Equitable in 2006 and currently serves as Senior Executive Director and Chief Information Officer. Mr. Healy is responsible for the information technology function, directing all systems strategy and delivery, including infrastructure, application development, corporate architecture and electronic commerce. Mr. Healy is also responsible for the overall management of AXA Equitable’s relationship with AXA Technology Services, the AXA company that provides global technology infrastructure service and support. Prior to this role, Mr. Healy served as chief operations officer of our information technology organization, responsible for overseeing the day-to-day operations of that organization. Prior to joining AXA Equitable, Mr. Healy served as a senior vice president at Marsh & McLennan and in managerial roles at PricewaterhouseCoopers

Adrienne Johnson, Senior Executive Director and Chief Transformation Officer
Ms. Johnson, age 47, joined AXA Equitable in February 1999 and currently serves as Senior Executive Director and Chief Transformation Officer. Ms. Johnson is responsible for operations, corporate sourcing and procurement, corporate real estate, data and strategic taskforces. Ms. Johnson leads the transformation team in supporting the businesses growth of priority segments and distribution transformation, and works closely with AXA’s customer team to shape the customer experience. Prior to this role, Ms. Johnson most recently served as Managing Director and Chief Auditor from April 2012 to September 2016 and led the Strategic Initiatives Group from 2007 to April 2012. Prior to joining AXA Equitable, Ms. Johnson held positions with Enterprise IG, a part of the WPP Group, AIG Trading Group, Morgan Stanley and Shearson Lehman Brothers.

Anders Malmstrom, Senior Executive Director and Chief Financial Officer
Mr. Malmstrom, age 49, joined AXA Equitable in June 2012 and currently serves as Senior Executive Director and Chief Financial Officer. Mr. Malmstrom is responsible for all actuarial and investment functions, with oversight of the controller, tax, expense management and distribution finance areas. Prior to joining AXA Equitable, Mr. Malmstrom was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmstrom was a Senior Vice President at Swiss Life, where he was also a member of the Management Committee. Mr. Malmstrom joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure.

Brian Winikoff, Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management
Mr. Winikoff, age 44, joined AXA Equitable in July 2016 and currently serves as Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management. Mr. Winikoff is responsible for all aspects of the U.S. life, retirement and wealth management business, which includes financial protection, wealth management, employee benefits, employee sponsored and individual annuity. Mr. Winikoff also leads AXA Equitable Funds Management Group. Prior to joining AXA Equitable, Mr. Winikoff served as President and Chief Executive Officer of Crump Life Insurance Services, Inc. (“Crump”). Prior thereto, Mr. Winikoff served in multiple roles at Crump from 2002 to 2008, including as Chief Financial Officer and Vice President, Investor Relations and Corporate Finance. From 2000 to 2002, Mr. Winikoff served as Vice President of Finance, Corporate Treasurer and Head of Investor Relations for LoudCloud Inc., an IT outsource provider.

CORPORATE GOVERNANCE
Committees of the Board
The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. Buberl, Ms. Fallon-Walsh, Ms. Slutsky and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of AXA Equitable between meetings of the Board with the exceptions set forth in AXA Equitable's By-Laws. The Executive Committee held no meetings in 2016.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Ms. Fallon-Walsh, Mr. Kaye and Mr. Scott. The primary purposes of the Audit Committee are to: (i) assist the Board of Directors in its oversight of the (1) adequacy and effectiveness of the internal control and risk management frameworks, (2) financial reporting process and the integrity of the publicly reported results and disclosures made in the financial statements and (3) effectiveness and performance of the internal and external auditors and the independence of the external auditor; (ii) approve (1) the appointment, compensation and retention of the external auditor in connection with the annual audit and (2) the audit and non-audit services to be performed by the external auditor and (iii) resolve any disagreements between management and the external auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan, Kaye and Scott is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eight times in 2016.

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Slutsky (Chair), Ms. Fallon-Walsh, Ms. Matus and Mr. Scott. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held four meetings in 2016.

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Ms. Fallon-Walsh (Chair), Mr. Buberl, Mr. de Oliveira, Mr. Kaye, Mr. Pearson and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of AXA Equitable by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2016.
Independence of Certain Directors
Although not subject to the independence standards of the New York Stock Exchange, as a best practice we have applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors. At the February 2017 meeting, applying these standards, the Board of Directors determined that each of Mr. de Oliveira, Ms. Fallon-Walsh, Mr. Kaye, Ms. Matus, Mr. Scott, Ms. Slutsky and Mr. Vaughan is independent.
Code of Ethics
All of our officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are subject to the AXA Financial Policy Statement on Ethics (the “Code of Ethics”), a code of ethics as defined under Regulation S-K.

The Code of Ethics complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on our website at www.axa.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code of Ethics that apply to our chief executive officer, chief financial officer and chief accounting officer by posting such information on our website at the above address. To date, there have been no such amendments or waivers.
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.

Part III, Item 11.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview of the goals and principal components of AXA Equitable’s executive compensation program and describes how the compensation of the “Named Executive Officers” is determined. For 2016, the Named Executive Officers were:

•	Mark Pearson, Chairman of the Board, President and Chief Executive Officer

•	Anders Malmstrom, Senior Executive Director and Chief Financial Officer

•	Brian Winikoff, Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management

•	Dave Hattem, Senior Executive Director and General Counsel

•	Michael Healy, Senior Executive Director and Chief Information Officer

•	Sharon Ritchey, Senior Executive Director and Chief Customer Officer through December 30, 2016

•	Priscilla Brown, Senior Executive Director and Chief Marketing Officer through August 31, 2016

The details of each Named Executive Officer’s compensation may be found in the Summary Compensation Table and other compensation tables included in this Item 11.

Compensation Program Overview

Goal

The overriding goal of AXA Equitable’s executive compensation program is to attract, retain and motivate top-performing executive officers who will dedicate themselves to the long-term financial and operational success of AXA Equitable, AXA Financial and AXA Financial Group’s insurance-related businesses (“AXA Financial Life and Savings Operations”) as well as our ultimate parent and shareholder, AXA. Accordingly, as further described below, the program incorporates metrics which measure that success.

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

Variable Components

The variable compensation components of the Total Compensation Program, the short-term incentive compensation program and equity-based awards, give executives the opportunity to receive compensation at the median of the market if they meet various corporate and individual financial and operational goals and to receive compensation above the median if they exceed their goals. The variable compensation components measure and reward performance with short-term and long-term focuses.

The short-term incentive compensation program focuses executives on annual corporate and business unit goals that, when attained, drive AXA’s global success. It also serves as the primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership based on both qualitative and quantitative results.

Equity-based awards are structured to reward long-term value creation. Performance share awards granted in 2014 will vest partially after three years and partially after four years. Performance shares granted in 2015 and 2016 will vest after four years. Stock options are intended to focus executives on a longer time horizon. Stock options are typically granted with vesting schedules of four or five years and terms of 10 years so that they effectively merge a portion of each executive’s compensation with the long-term financial success of AXA. AXA Equitable is confident that the direct alignment of the long-term interests of the executives with those of AXA, combined with the multi-year vesting and performance periods of its equity-based awards, promotes executive retention, focuses executives on gearing their performances to long-term value-creation strategies and discourages excessive risk-taking.
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

The Compensation and Governance Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Governance Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the members of the Management Committee, an internal committee established to assist the Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. The Compensation and Governance Committee is exclusively composed of directors determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the Corporate Governance Code for French listed companies (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées - AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France - MEDEF). The Senior Independent Director is the Chairman of the Committee. The Chairman of the Board of Directors of AXA and the Chief Executive Officer of AXA, although not members of the Committee, also take part in its work and attend its meetings unless their personal performance or compensation is being discussed.

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of four members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 16, 2017. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

The OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. Also, in accordance with New York Insurance Law, the OCC is responsible for evaluating the performance of AXA Equitable’s principal officers and comparably paid employees (as determined under New York Insurance Law) and recommending their compensation, including their salaries and variable compensation, to the Board of Directors for its discussion and approval. As of February 16, 2017, Mr. Pearson, Mr. Malmstrom and Mr. Winikoff were principal officers and Mr. Hattem was a comparably paid employee (the “Approval Named Executive Officers”).

The OCC is also responsible for:

•	reviewing all other senior executive compensation arrangements;

•	supervising the policies relating to compensation of officers and employees; and

•	reviewing and approving corporate goals and objectives included in variable compensation arrangements and evaluating executive management performance in light of those goals and objectives.

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

During 2016, Towers Watson performed the following specific services for AXA Equitable management:

•	prepared a comparative review of the total compensation of Mr. Pearson against that received by chief executive officers at peer companies;

•	provided periodic updates on legal, accounting and other developments and trends affecting compensation and benefits generally and executive compensation specifically;

•
offered a competitive review of total compensation (including base salary, targeted and actual annual incentives, annualized value of long-term incentives, welfare and retirement benefits) against selected peer companies, covering specific groups of executive positions;

•
conducted a comprehensive review of the risk profile of AXA Equitable’s short-term and long-term incentive compensation plans, as well as certain wholesale distribution sales plans maintained by an AXA Equitable subsidiary;

•	prepared an independent director compensation study; and

•	assisted in analyzing general reports published by third party national compensation consultants on corporate compensation and benefits.

Although AXA Equitable management has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement, the OCC reviewed the services to be provided by Towers Watson in 2016 as well as the related fees. The total amount of fees paid to Towers Watson by AXA Equitable in 2016 for executive compensation services was approximately $95,000. The AXA Financial Group may also pay fees to Towers Watson from time to time for actuarial or other services unrelated to its compensation programs. AXA and other AXA affiliates may also pay fees to Towers Watson for various services. Specifically, AXA pays fees for services in connection with its Executive Compensation Review described below.

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

Primary Compensation Data Source

For all Named Executive Officers, AXA Equitable currently relies primarily on the Towers Watson U.S. Diversified Insurance Study of Executive Compensation for information to compare their total compensation to the total compensation reported for equivalent executive officer positions at peer companies. For the 2015 study (which was used in determining 2016 target compensation), the companies included:

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

Pricing Philosophy

AXA Equitable’s compensation practices are designed with the aid of the market data to set the total target compensation of each Named Executive Officer at the median for total compensation with respect to the pay for comparable positions at peer companies. The analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for the Named Executive Officers in 2016 resulted chiefly from differences in each executive’s level of responsibilities, tenure, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

Components Of The Total Rewards Program

The Total Rewards Program for the Named Executive Officers consists of six components. These components include the three components of the Total Compensation Program (i.e., base salary, short-term incentive compensation and equity-based awards) as well as: (i) retirement, financial protection and other compensation and benefit programs, (ii) severance and change-in-control benefits and (iii) perquisites.

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data. Using this data, a 50th percentile pricing philosophy is maintained, comparing base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, a base salary may include an additional amount in lieu of a housing or education allowance) or a

Named Executive Officer’s experience and tenure warrant a lower initial salary with an adjustment to market over time. Once set, base salaries for the Named Executive Officers are typically not increased, except to reflect a change in job responsibility, a sustained change in the market compensation for the position or a market adjustment for a Named Executive Officer whose initial base salary was set below the 50th percentile.

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

Mr. Hattem’s annual rate of base salary was increased in 2016 by $50,000 to reflect a sustained change in market compensation and by an additional $9,000 (for a total base salary increase of $59,000) to offset the elimination of a fringe benefit. Mr. Healy’s annual rate of base salary was increased in 2016 by $25,000 to reflect a sustained change in market compensation. None of the Named Executive Officers other than Mr. Hattem or Mr. Healy received an increase in their annual rate of base salary in 2016.

The amount of base salary earned by each Named Executive Officer in 2016 was:

Named Executive Officer	Base Salary
Mr. Pearson	$1,250,744
Mr. Malmstrom	$658,228
Mr. Winikoff	$332,950
Mr. Hattem	$599,893
Mr. Healy	$395,090
Ms. Ritchey	$600,495
Ms. Brown	$382,749

The base salaries earned by the Named Executive Officers in 2016, 2015 and 2014 are reported in the Summary Compensation Table included in this Item 11.

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

The STIC Program awards are typically paid in March of each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year. Awards can vary from year to year, and differ by participant, depending primarily on the business and operational results of AXA Financial Life and Savings Operations, as measured by the performance objectives under the STIC Program with a discretionary adjustment as described below under “Discretionary Adjustment by Management Committee,” as well as the participant’s individual contributions to those results. No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires. For example, Mr. Winikoff, who joined the company in 2016, was guaranteed a minimum STIC Program award of $900,000 for 2016.

Individual Targets

Initially, individual award targets are assigned to each STIC Program participant based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position. For example, Mr. Hattem’s STIC Program award target increased by $50,000 in 2016 due to a sustained change in the market compensation for the position.

STIC Program Pool

All the money available to pay STIC Program awards to Senior Executive Directors of AXA Equitable comes from, and is limited by, a cash pool (the “Executive STIC Pool”) from which the awards are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all the Executive STIC Pool participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is determined by combining the individual performance percentages for AXA Financial Life and Savings Operations (weighted 90%) and AXA Group (weighted 10%) which measure their performance against certain financial and other targets.

After the performance percentage for AXA Financial Life and Savings Operations is determined, it may be adjusted positively or negatively by the Management Committee, as described below, before being combined with the AXA Group performance percentage to arrive at the Funding Percentage.

Mr. Pearson’s STIC Program award is determined independently of the Executive STIC Pool and is based 20% on AXA Group’s performance (which reflects his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee), 30% on the performance of AXA Financial Life and Savings Operations (measured in the same manner as for the Executive STIC Pool) and 50% on his individual performance.

The 2016 STIC Program awards for Mr. Malmstrom, Mr. Winikoff and Mr. Hattem were paid from the Executive STIC Pool for 2016. Since Mr. Healy was not a Senior Executive Director during 2016, his 2016 STIC Program award was paid from a cash pool from which the awards of all Executive and Managing Directors of AXA Equitable were paid (the “Director STIC Pool”). The size of this pool was determined by a formula under which the sum of all the individual award targets established for all the Director STIC Pool participants for the year was multiplied by the performance percentage for AXA Financial Life and Savings Operations, measured in the same manner as for the Executive STIC Pool.

Ms. Ritchey and Ms. Brown did not receive 2016 STIC Program awards since they terminated employment with AXA Equitable during 2016.

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

AXA Financial Life and Savings Operations - The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2016, along with their relative weightings. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with U.S. GAAP.

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target (1)
Underlying earnings(2)	45.0%	879
Gross Written Premiums(3)	20.0%	3,300
Return on Equity (Cash)(4)	10.0%	17.1%
Customer Centricity(5)
Customer Experience Tracking	20.0%	76.7%
Brand Preference Tracking	5.0%	46.0%

(1)	All numbers other than those stated in percentages are in millions of U.S. dollars.

(2)
“Underlying earnings” means adjusted earnings excluding net capital gains or losses attributable to shareholders. “Adjusted earnings” means net income before the impact of exceptional and discontinued operations, certain integration and restructuring costs, goodwill and other related intangibles and profit or loss on financial assets accounted for under the fair value option and derivatives. Underlying earnings and adjusted earnings are measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting. Note that, in addition to the underlying earnings of AXA Financial Life and Savings Operations, this performance objective also includes the underlying earnings of AXA Corporation Solutions Life Reinsurance Company (an AXA Group affiliate that is managed by AXA Equitable personnel) and AXA Financial.

(3)	“Gross Written Premiums” means total premiums (first year premiums plus renewal premiums) for pure life insurance protection business.

(4)
“Return on Equity (Cash)” means the expected dividends to be paid to AXA divided by the average short-term economic capital. Short-term economic capital measures the portion of the available financial resources that could be lost in a year if a 1 in 200 year “shock” were to occur.

(5)
“Customer Centricity” is comprised of two components - Customer Experience Tracking and Brand Preference Tracking. Generally, Customer Experience Tracking measures customers’ level of satisfaction based on the responses received for a certain customer survey question. Negative responses are subtracted from positive responses to obtain a net satisfaction index. Brand Preference Tracking measures "intent to purchase" among clients who currently own a life insurance or annuity product based on the percentage of favorable responses received for certain customer survey questions.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives and their relative weightings are determined based on AXA’s strategy and focus and they may change from year to year as different metrics may become more relevant. Underlying earnings is generally the most highly weighted performance objective, however, reflecting AXA’s belief that it is the strongest indicator of performance for a year and should be the dominant metric to determine a STIC Program participant’s STIC Program award.

The 2016 STIC Program eliminated the Economic Expenses performance objective that was included in the 2015 STIC Program and weighted at 10%. Accordingly, an additional 5% weighting was added to each of the Underlying Earnings and Gross Written Premiums performance objectives. Also, Return on Capital was replaced by Return on Equity (Cash) since Return on Equity (Cash) is less market-driven and a better measurement of management performance.

For 2016, actual Underlying Earnings and Return on Equity (Cash) slightly exceeded target while actual Gross Written Premiums were slightly below target. The actual results for Brand Preference Tracking and Customer Experience Tracking exceeded target, with Brand Preference Tracking’s contribution to the overall performance percentage for AXA Financial Life and Savings Operations hitting its cap of 7.5%.

AXA Group -- AXA Group’s performance percentage is primarily based on underlying earnings per share (65%). Adjusted return on equity (15%) and customer experience tracking (20%) are also considered. For this purpose, “adjusted return on equity” means adjusted earnings (as defined above) divided by average shareholder’s equity excluding undated subordinated debt and other comprehensive income.

Discretionary Adjustment by the Management Committee

As stated above, the performance percentage for AXA Financial Life and Savings Operations may be adjusted by the Management Committee before being combined with AXA’s performance percentage to arrive at the Funding Percentage for the Executive STIC Pool. When making this adjustment, the Management Committee generally considers whether any uncontrollable factors such as market fluctuations may have unduly influenced AXA Financial Life and Savings Operations’ results with respect to the performance objectives listed above and may increase or decrease the performance percentage by 15%, subject to an overall cap of 150% for the performance percentage. With respect to 2016, the Management Committee made a negative adjustment to the performance percentage to reflect its belief that market fluctuations unduly impacted the results for Customer Experience Tracking in a positive manner.

Individual Determinations

Once the Executive STIC Pool and Director STIC Pool are determined, they are allocated to the participants in the pool based on their individual performance and demonstrated leadership behaviors. As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires, such as Mr. Winikoff’s guarantee of a minimum STIC Program award of $900,000 for 2016.

The OCC reviewed the performance of each Named Executive Officer during 2016 as well as Management’s recommendations for each Named Executive Officer’s STIC Program award, except for Ms. Brown and Ms. Ritchey since they terminated employment with AXA Equitable in 2016. Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the maximum STIC Program award for each Approval Named Executive Officer to the AXA Equitable Board of Directors and recommended the amount of the STIC Program award to be paid to Mr. Healy to Mr. Pearson. The AXA Equitable Board of Directors approved the final maximum award amounts for the Approval Named Executive Officers and delegated authority to the Chief Executive Officer of AXA to determine the final award amount for Mr. Pearson and to Mr. Pearson to determine the final award amount for the other Approval Named Executive Officers.

In making its recommendation for Mr. Winikoff, the OCC took into account that his guaranteed minimum STIC Program award of $900,000 for 2016 was based on his annual STIC Program award target without any pro-ration to reflect his half year of service. For the other Named Executive Officers, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2016 by the Named Executive Officers and the Funding Percentage. Since the Named Executive Officers are responsible for the success of each of AXA Equitable, AXA Financial and AXA Financial Life and Savings Operations, the OCC considered all related 2016 accomplishments. The OCC also consider the Named Executive Officers’ contribution to the AXA Group worldwide. The accomplishments and contributions considered included:

Executive	Accomplishments
Mr. Pearson
•
Drove strong 2016 performance of AXA Financial Group, meeting or exceeding all goals for earnings, productivity, cash return on equity, capital management, customer satisfaction and risk management.
•
Drove the company’s strategy, including overseeing the successful development of plans to meet AXA’s Ambition 2020 goals and the company’s role in influencing legal and regulatory developments such as the Department of Labor fiduciary rule and the NAIC reserve and capital framework.
•
Implemented executive management changes and restructured the AXA Equitable Executive Committee, including adding a Chief Transformation Officer and Head of In-Force Business to better position the company for the execution of its strategic plan.
•
Continued to set a strong tone at the top with respect to workplace and diversity issues, resulting in AXA Equitable receiving certification as a “Great Place to Work” for the first time by an independent workplace authority and a 100% rating by the Human Rights Campaign Foundation’s Corporate Equality Index for the fourth year in a row.
•
Broadened personal visibility with employees and field force by instituting a program of leadership roundtables, CEO dialogues and branch visits. Also raised the profile of AXA in the industry through activities in industry groups.
•
Served as an influential member of AXA’s Management Committee and implemented and chaired a new executive committee for AXA companies in the US, identifying synergies and cost-saving opportunities and sharing best practices.

Mr. Malmstrom
•
Actively managed capital including reducing debt to AXA Group and delivering AXA Equitable dividends of over $1 billion while ensuring capital and solvency levels remained in excess of risk tolerance levels.
•
Actively managed assets, including implementing a number of yield enhancement initiatives for the General Account and the hedging of separate account fee exposure to domestic equity.
•
Successfully led the company’s efficiency efforts, including sponsoring an efficiency task force which exceeded 2016 savings targets and identifying action plans to meet AXA’s Ambition 2020 savings targets.
•
Successfully led the strategic planning process, providing insight on margin and revenue streams for each business area and identifying mitigating actions to close the gap to targets.
•
Led local efforts to shape positive investor and rating agency perceptions for AXA Group which were well-received.
•
Played key role in the company’s and the industry’s efforts related to the NAIC reserve and capital framework.

Mr. Hattem
•
Provided strong leadership, oversight and team support in connection with a decisive victory in the Sivollela case, a high-profile excessive fee litigation case closely watched by the mutual fund industry.
•
Successfully led company efforts with respect to several significant regulatory developments that required analysis, initiatives to influence rule-making and compliance program development, including the Department of Labor fiduciary rule.
•
Developed effective controls in response to dynamic legal and regulatory environment and managed relationship with key regulators such as the SEC, FINRA and the New York State Department of Financial Services.
•
Effectively oversaw all legal work related to key corporate initiatives such as the increased level of investment and hedging programs and the continued expansion of the proprietary fund complex while containing related outside counsel costs.
•
Acted as key advisor to Mr. Pearson throughout Board and executive management changes and restructure of the AXA Equitable Executive Committee.
•
Actively developed leaders in the Law Department, enabling internal promotions, and recruited high quality talent to fill open positions while furthering our diversity goals.
•
Sponsored the law department’s well-received Cyber Security Conference which brought together leading cyber security talent from a variety of companies.

Mr. Healy
•
Delivered the IT Agile Transformation Program resulting in significant productivity savings.
•
Successfully implemented new employee benefits platform using cloud services and innovative technology to differentiate the company in the marketplace
•
Continued strengthening the company’s IT security practices, including alignment with industry frameworks.
•
Actively led the fraud response technology team and delivered the long-term strategy for an organizational fraud hub.
•
Achieved highest employee engagement survey scores for AXA IT organizations worldwide and top scores in the AXA Financial Group.
•
Recognized as a leader in the implementation of the AXA group IT strategy across all projects and programs.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at the recommended STIC Program award for each of the Named Executive Officers. Mr. Malmstrom and Mr. Hattem, who were paid their STIC Program awards from the Executive STIC Pool, received a percentage of their STIC Program award target that was approximately equal and greater than the Funding Percentage for the Executive STIC Pool, respectively. Mr. Pearson received a STIC Program award equal to approximately 102% of his STIC Program award target. Mr. Healy, who was paid his STIC Program award from the Director STIC Pool, received a percentage of his STIC Program award target that was greater than the performance percentage for AXA Financial Life and Savings Operations. Mr. Winikoff received his guaranteed minimum STIC Program award.

The 2016 STIC Program award targets and actual STIC Program awards for the Named Executive Officers (other than Mr. Ritchey and Ms. Brown who terminated employment in 2016) were:

Named Executive Officer	Target Award	Actual Award
Mr. Pearson	$2,128,400	$2,164,000
Mr. Malmstrom	$800,000	$850,000
Mr. Winikoff	$900,000	$900,000
Mr. Hattem	$650,000	$750,000
Mr. Healy	$350,000	$402,000

The STIC Program awards and bonuses earned by the Named Executive Officers in 2016, 2015 and 2014 are reported in the Summary Compensation Table included in this Item 11.

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

Annual equity-based awards for eligible employees, including the Named Executive Officers, are available under the umbrella of AXA’s global equity program. Equity-based awards may also be granted from time to time to executive officers outside of AXA’s global equity program as part of a sign-on package or as a retention vehicle.

Annual Awards Process

Annual equity-based awards under AXA’s global equity program are subject to the oversight of the AXA Board of Directors, which is authorized to approve all annual equity programs prior to their implementation and to approve all individual grants. The AXA Board of Directors also sets the size of the equity pool each year, after considering the amounts authorized by shareholders for equity-based awards (AXA’s shareholders authorize a global cap for equity-based awards every three to four years) and the recommendations of chief executive officers or boards of directors of affiliates worldwide on the number of stock option and other grants for the year. The pools are allocated annually among AXA Group affiliates based on each affiliate’s contribution to AXA Group’s financial results during the preceding year and with consideration for specific local needs (e.g., market competitiveness, consistency with local practices, group development).

The AXA Board of Directors sets the mix of equity-based awards for individual grants, which is standardized through AXA Group worldwide. Since 2004, there has been a decreasing reliance on stock options in equity-based awards. For example, in 2016, equity grants were awarded entirely in performance shares at the senior and junior employee levels. Executive officers have continued to receive a portion of their grant in stock options, however, since stock options are a long-term award and AXA believes that executive officers are required to have a more significant long-term focus than senior or junior employees.

Each Named Executive Officer is eligible to receive an annual equity-based award. Individual equity-based award targets are assigned to each of the Named Executive Officers other than Mr. Pearson based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the Named Executive Officer’s responsibilities or a proven and sustained change in the market compensation for the position. For example, Mr. Hattem’s equity-based award target increased in 2016. This increase will apply to Mr. Hattem’s annual equity-based award granted in 2017. For Mr. Pearson, his equity-based award target is based on his actual award for the prior year.

Each year, the OCC submits recommendations to the AXA Board of Directors with respect to annual equity-based awards for the Named Executive Officers, taking into account the available equity pool allocation and based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his or her current position and a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data.” The AXA Board of Directors approves the individual grants as it deems appropriate.

2016 Annual Award Grants

Each Named Executive Officer other than Mr. Winikoff received an equity-based award grant on June 6, 2016. For the Named Executive Officers other than Mr. Healy, these grants involved a mix of two components: (1) AXA ordinary share options granted under the AXA Stock Option Plan and (2) performance shares granted under the 2016 Performance Share Plan. Mr. Healy’s equity-based award grant consisted solely of performance shares.

The awards to the Named Executive Officers were granted using U.S. dollar values. The U.S. dollar values for the Named Executive Officers other than Mr. Healy were allocated between stock options and performance shares in accordance with the mix determined by the AXA Board of Directors. For this purpose, the value of the stock options and performance shares granted were determined using a Black-Scholes pricing methodology which was based on assumptions which differ from the assumptions used in determining an option’s or performance share’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

The amounts granted to the Named Executive Officers were as follows:

Named Executive Officer	Stock Options	Performance Shares
Mr. Pearson	186,069	106,326
Mr. Malmstrom	56,484	32,277
Mr. Hattem	60,016	34,294
Mr. Healy	—	16,782
Ms. Ritchey	42,362	24,208
Ms. Brown	21,181	12,104

Since he began his employment with AXA Equitable after the annual equity-based award grant date for 2016, Mr. Winikoff received a sign-on equity-based award grant of restricted stock units in lieu of a grant of stock options and performance shares as described below in “2016 One-Time Awards.”

Ms. Ritchey and Ms. Brown each forfeited their 2016 performance shares grant due to their termination of employment in 2016.

2016 Stock Option Award Grants

The stock option awards granted to the Named Executive Officers on June 6, 2016 have a 10-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, provided that the last third will vest on June 6, 2021 only if the AXA ordinary share performs at least as well as the Stoxx Insurance Index ("SXIP Index") over a specified period of at least three years. This performance condition applies to all of Mr. Pearson’s options. The exercise price for the options is 21.52 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 6, 2016.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Hattem and Mr. Pearson are currently eligible to retire, these stock options will not be forfeited due to any service condition.

2016 Performance Share Award Grants

A performance share is a “phantom” share of AXA stock that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. Performance shares are granted unearned. Under the 2016 Performance Shares Plan, the number of shares that is earned is determined at the end of a three-year performance period, starting on January 1, 2016 and ending on December 31, 2018, by multiplying the number of shares granted by a performance percentage that is determined as described below. If no dividend is proposed for payment by the AXA Board of Directors to AXA’s shareholders for 2016 or 2017 or 2018, the performance percentage for the grant will be divided in half. The performance shares granted to the Named Executive Officers on June 6, 2016 have a cliff vesting schedule of four years.

The performance percentage for the 2016 Performance Share Plan initially will be determined based: (a) 40% on AXA Group’s performance with respect to adjusted earnings per share, (b) 50% on AXA Financial Life and Savings Operations’ performance with respect to adjusted earnings and underlying earnings (each weighted 50%) and (c) 10% on AXA Group’s score on the DJSI World, a Dow Jones sustainability index which tracks the performance of the world’s sustainability leaders. A positive or negative adjustment of 5% will then be made to the performance percentage based on AXA Group’s relative performance against a selection of its peers with respect to total shareholder return. The components of the performance percentage and their targets are determined by the AXA Board of Directors based on their review of AXA's strategic objectives, market practices and regulatory changes.

Generally, if performance targets are met, 100% of the performance shares initially granted is earned. Performance that exceeds the targets results in increases in the number of shares earned, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned with a possible forfeiture of all shares. Since AXA uses IFRS as its principal method of accounting, AXA Group’s adjusted earnings per share and AXA Financial Life and Savings Operations’ adjusted earnings and underlying earnings are calculated using IFRS. Accordingly, they are not measures calculated and presented in accordance with U.S. GAAP.

The settlement of 2016 performance shares will be made in AXA ordinary shares on June 6, 2020. The 2016 plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the settlement date. Accordingly, Mr. Hattem and Mr. Pearson will still receive a payout under this plan if they choose to retire prior to the end of the vesting period.

2016 One-Time Awards

On July 5, 2016, Mr. Winikoff received a sign-on equity-based grant of 84,611 restricted stock units (“RSUs”). These RSUs will vest ratably over a four-year period and be paid out in cash within 30 days after the vesting date. This grant was approved by the OCC and the Board of Directors.

Detailed information on the RSU, stock option and performance share grants for each of the Named Executive Officers in 2016 is reported in the 2016 Grants of Plan-Based Awards Table included in this Item 11.

2016 Payouts from Prior Year Awards

In 2016, certain Named Executive Officers received the payout of their performance shares under the 2013 Performance Share Plan. The 2013 Performance Share Plan was similar to the 2016 Performance Share Plan except that 100% of the shares earned were vested after three years, on March 22, 2016. Also, AXA Financial Life and Savings Operations’ performance over a two-year performance period (i.e., January 1, 2013 through December 31, 2015) counted for two-thirds and AXA Group’s performance over the same period counted for one-third toward the performance percentage for that plan. AXA Group’s performance was based on net income per share while AXA Financial Life and Savings Operations’ performance was based on net income (weighted 50%) and underlying earnings (weighted 50%). The performance percentage that was ultimately achieved under the plan was 119.58%, based on AXA Financial Life and Savings Operations’ performance of 130% and AXA Group’s performance of 98.74%.
On March 16, 2012, eligible AXA Group employees worldwide, including certain of the Named Executive Officers, were each granted 50 AXA miles. AXA miles were “phantom” shares of AXA stock that were eligible to be converted to actual AXA ordinary shares at the end of a four-year vesting period. 25 of the AXA miles granted in 2012 were subject to a performance condition requiring that at least one of the following two metrics must have improved in 2012 in order for them to convert to actual shares: AXA’s underlying earnings per share (1.57 euro in 2011) or AXA’s customer scope index (79.3 in 2011). Since this performance condition was met, all 50 AXA miles vested on March 16, 2016.

Detailed information on the payouts of 2013 performance shares and 2012 AXA miles in 2016 is reported in the 2016 Option Exercises and Stock Vested Table included in this Item 11.

Other Compensation and Benefit Programs

AXA Equitable believes that a comprehensive benefits program which offers long-term financial support and security for all employees plays a critical role in attracting and retaining high caliber executives. Accordingly, all employees, including the Named Executive Officers, are offered a benefits program that includes group health and disability coverage, group life insurance and various deferred compensation and retirement benefits. In addition, as discussed below, AXA Equitable offers certain benefit programs for executives that are not available to non-executive employees. The overall program is periodically reviewed to ensure that the benefits it provide continue to serve business objectives and remain cost-effective and competitive with the programs offered by large diversified financial services companies.

Qualified Retirement Plans

AXA Equitable believes that qualified retirement plans encourage long-term service. Accordingly, the following qualified retirement plans are offered to eligible employees, including the Named Executive Officers:

AXA Equitable 401(k) Plan (the “401(k) Plan”)

AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan, for its eligible employees, including the Named Executive Officers. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to plan and tax law limits. The 401(k) Plan also provides participants with the opportunity to earn a discretionary profit sharing contribution and a company contribution. The discretionary profit sharing contribution for a calendar year is based on company performance for that year and ranges from 0% to 4% of annual eligible compensation (subject to tax law limits). Any contribution for a calendar year is expected to be made in the first quarter of the following year. A profit sharing contribution of 1% of annual eligible compensation is expected to be made for the 2016 plan year. The company contribution for a calendar year is based on the following formula and is subject to tax law limits: (i) 2.5% of eligible compensation up to the Social Security Wage Base ($118,500 in 2016) plus, (ii) 5.0% of eligible compensation in excess of the Social Security Wage Base, up to the qualified plan compensation limit ($265,000 in 2016).

AXA Equitable Retirement Plan (the “Retirement Plan”)

AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan for eligible employees which was frozen effective December 31, 2013. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule. Mr. Pearson, Mr. Hattem and Mr. Healy participated in the plan prior to its freeze.

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

For certain grandfathered participants, the Retirement Plan provides benefits under a traditional defined benefit formula based on final average pay, estimated Social Security benefits and years of service. None of the Named Executive Officers are grandfathered participants.

Excess Plans

AXA Equitable believes that excess plans are an important component of competitive market-based compensation in both its peer group and generally. Accordingly, the following excess plan benefits are offered to eligible employees, including the Named Executive Officers:

Excess 401(k) Contributions

AXA Equitable provides excess 401(k) contributions for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit and (ii) voluntary deferrals to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives for the applicable year, and are made to accounts established for participants under the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives. All the Named Executive Officers were eligible to receive excess 401(k) contributions in 2016.

AXA Equitable Excess Retirement Plan (the “Excess Plan”)

AXA Equitable sponsors the Excess Plan, a nonqualified defined benefit plan for eligible employees which was frozen effective December 31, 2013. Prior to its freeze, the Excess Plan allowed eligible employees, including Mr. Pearson, Mr. Hattem and Mr. Healy, to earn retirement benefits in excess of what was permitted under the Code with respect to the Retirement Plan. Specifically, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for certain Code limits.

Voluntary Non-Qualified Deferred Compensation Plan

AXA Equitable believes that compensation deferral is a cost-effective method of enhancing the savings of executives. Accordingly, AXA Equitable sponsors the following plans:

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”)

AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of certain compensation, including base salary and STIC Program awards. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. In addition, as mentioned above, excess 401(k) contributions are made to accounts established for eligible employees under the Post-2004 Plan.

The AXA Equitable Variable Deferred Compensation Plan for Executives (the “VDCP”)

The VDCP is the predecessor plan to the Post-2004 Plan. Like the Post-2004 Plan, it allowed eligible employees to defer the receipt of compensation. To preserve its grandfathering from the provisions of Internal Revenue Code Section 409A (“Section 409A”), the VDCP was frozen in 2004 so that no amounts earned or vested after 2004 may be deferred under the VDCP. Section 409A imposes stringent requirements which covered nonqualified deferred compensation arrangements must meet to avoid the imposition of additional taxes, including a 20% additional income tax, on the amounts deferred under the arrangements.

Financial Protection

The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”)

AXA Equitable sponsors the ESB Plan which offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

For additional information on 401(k) Plan benefits and excess 401(k) contributions for the Named Executive Officers as well as amounts voluntarily deferred by Mr. Hattem under the Post-2004 Plan and the VDCP, see the Summary Compensation Table and Nonqualified Deferred Compensation Table included in this Item 11. For additional information on Retirement Plan, Excess Plan and ESB Plan benefits for the Named Executive Officers, see the Pension Benefits Table included in this item 11.

Severance and Change in Control Benefits

AXA Equitable maintains severance pay arrangements to provide temporary income to all employees following an involuntary termination of employment. The Named Executive Officers are also eligible for additional severance benefits as described below. In addition, AXA Equitable offers certain limited change in control benefits to provide a moderate level of protection to employees to help reduce anxiety that may accompany a change in control.

The AXA Equitable Severance Benefit Plan (the “Severance Plan”)

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

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”)

AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Director or above. The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan. The Supplemental Severance Plan provides that eligible executives will receive, among other benefits:

•	Severance payments equal to 52 weeks’ of base salary, reduced by any severance payments for which the executive may be eligible under the Severance Plan;

•	Additional severance payments equal to the greater of:

◦	The most recent short-term incentive compensation award paid to the executive;

◦	The average of the three most recent short-term incentive compensation awards paid to the executive; and

◦	The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination;

•	An additional year of participation in the ESB Plan; and

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

Mr. Winikoff’s Severance Arrangement.

Mr. Winikoff’s severance arrangement with the company provides that, if Mr. Winikoff’s employment is terminated by the company without cause or by Mr. Winikoff for “good reason:”

•	any outstanding RSUs granted to Mr. Winikoff would immediately vest and be paid out in cash on their otherwise applicable payment dates and

•
he would be eligible to receive a payment equal to (i) two times his annual base salary plus his STIC Program award target for the year in which his employment is terminated, reduced by (ii) any severance pay for which he may be otherwise eligible under the Severance Plan or the Supplemental Severance Plan. This payment would be contingent on all other terms and conditions of the Severance Plan and Supplemental Severance Plan, including the execution of a general release and waiver of claims against AXA Equitable and affiliates.

For this purpose, “good reason” includes: (a) relocation of his position to a work site that is more than 35 miles away from 1290 Avenue of the Americas, New York City, (b) a material reduction in his compensation (other than in connection with, and substantially proportionate to, reductions by the company of the compensation of other similarly situated senior executives), (c) a material diminution in his duties, authority or responsibilities and (d) a material change in the lines of reporting such that he no longer reports to the company’s President and Chief Executive Officer.

Ms. Ritchey’s Separation Agreement

Ms. Ritchey entered into a separation agreement and general release with AXA Equitable pursuant to which she terminated employment on December 30, 2016. She will receive severance benefits in accordance with the Severance Plan and Supplemental Severance Plan as well as a lump sum payment of $1,285,877. Ms. Ritchey’s separation agreement and general release contains standard provisions related to confidentiality, non-disparagement and non-solicitation.

Ms. Brown’s Separation Agreement

Ms. Brown entered into a separation agreement and general release with AXA Equitable pursuant to which she terminated employment on August 31, 2016. She received severance benefits in accordance with the Severance Plan and Supplemental Severance Plan as well as a lump sum payment of $1,180,821. Ms. Brown’s separation agreement and general release contains standard provisions related to confidentiality, non-disparagement and non-solicitation.

Change in Control Benefits

Change in control benefits are provided for stock options granted under the Stock Option Plan. Under that plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.

Mr. Pearson’s employment agreement also provides for change in control benefits as described above in “Mr. Pearson’s Employment Agreement.”

For additional information on severance and change in control benefits for the Named Executive Officers, see “Potential Payments Upon Termination of Change in Control” in this Item 11.

Perquisites

The Named Executive Officers receive limited perquisites. Specifically, each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons. Also, financial planning and tax preparation services are provided for the Named Executive Officers to help ensure their peace of mind so that they are not unnecessarily distracted from focusing on the company’s business.

Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use, excess liability insurance coverage, and repatriation costs.

The incremental costs of perquisites for the Named Executive Officers during 2016 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.

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

Share Ownership Policy

AXA Equitable does not have stock ownership guidelines. However, any executives who are subject to AXA’s stock ownership policy as members of AXA’s Management Committee are required to meet AXA’s requirements for holding AXA Stock. Those requirements are expressed as a multiple of base salary, with members of AXA’s Management Committee (such as Mr. Pearson) required to hold the equivalent of their base salary multiplied by two.

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

AXA Equitable’s nonqualified deferred compensation arrangements that are subject to Section 409A are designed to comply with the requirements of Section 409A to avoid additional income taxes.

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

CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION

AXA Equitable has considered whether its compensation practices are reasonably likely to have a material adverse effect on AXA Equitable and determined that they do not. When conducting the analysis, AXA Equitable considered that its programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. The overall design and metrics of AXA Equitable’s incentive compensation program effectively balance performance over time, considering both company earnings and individual results with multi-year vesting and performance periods. AXA Equitable’s short-term incentive program further mitigates risk by permitting discretionary adjustments for both funding and granting purposes. AXA Equitable also considered that its general risk management controls, oversight of programs, award review and governance processes preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the OCC during 2016 included: Ms. Slutsky, Ms. Fallon-Walsh, Ms. Matus and Mr. Scott. No member of the OCC has served as an officer or employee of AXA Equitable or its subsidiaries. During 2016, (a) none of our executive officers served as a member of the compensation committee of any entity for which a member of our Board served as an executive officer and (b) none of our executive officers served as a director of another entity, any of whose executive officers served on the OCC.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.
SUMMARY COMPENSATION TABLE
The following table presents the total compensation of our Named Executive Officers for services performed for the AXA Financial Group for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, except that no information is provided for years prior to 2016 for Mr. Winikoff, Mr. Healy, Ms. Ritchey and Ms. Brown since they were not Named Executive Officers in those years.

The amounts listed in this table as well as all other executive compensation tables reflect all payments made to the Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported in the following table includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance shares, RSUs and stock options. The performance shares, RSUs and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “Total Compensation” as described in the Compensation Discussion and Analysis.

Name	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total
Pearson, Mark	2016	$1,250,744		$2,010,449	$382,419	$2,164,000	$393,441	$389,201	$6,590,254
Chairman, President and	2015	$1,250,744		$1,681,267	$261,309	$2,341,000		$573,100	$6,107,420
Chief Executive Officer	2014	$1,247,637		$1,543,806	$357,095	$2,439,000	$1,514,357	$695,232	$7,797,127
Malmstrom, Anders	2016	$658,228		$496,993	$116,089	$850,000	$280,596	$172,895	$2,574,801
Senior Executive	2015	$658,228		$350,014	$61,295	$940,000	$22,125	$165,337	$2,196,999
Director and Chief	2014	$658,228		$380,912	$96,383	$700,000	$22,498	$368,629	$2,226,650
Financial Officer
Winikoff, Brian	2016	$332,950		$1,599,925		$900,000		$20,054	$2,852,929
Senior Executive Director
and Head of US Life,
Retirement and Wealth Management
Hattem, Dave	2016	$599,893		$648,443	$123,348	$750,000	$238,250	$134,224	$2,494,158
Senior Executive	2015	$551,331	47,596	$429,728	$66,791	$720,000	$16,467	$159,859	$1,991,772
Director and	2014	$545,578		$421,988	$98,216	$720,000	$916,770	$152,943	$2,855,495
General Counsel
Healy, Michael	2016	$395,090		$258,405		$402,000	$162,425	$66,568	$1,284,488
Senior Executive Director
and Chief Information Officer
Ritchey, Sharon	2016	$600,495		$372,749	$87,065		$182,141	$3,475,308	$4,717,758
Senior Executive Director
and Chief Customer Officer
Brown, Priscilla	2016	$382,749		$186,374	$43,532		$269,361	$2,911,908	$3,793,924
Senior Executive Director
and Chief Marketing Officer

(1)	The amounts in this column reflect actual salary paid in each year.

(2)
No bonuses were paid to the Named Executive Officers in 2016, 2015 or 2014 except that Mr. Hattem was paid a bonus in May 2015 to compensate him for the loss of stock options due to regulatory and other constraints prohibiting his exercise.

(3)
For Mr. Winikoff, this column reflects the grant date fair value of his sign-on RSU grant. For all other Named Executive Officers, the amounts reported in this column represent the aggregate grant date fair value of performance shares awarded in each year in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the Consolidated Financial Statements. The performance share grants were valued at target which represents the probable outcome at grant date. A maximum payout for the performance share grants, valued at the grant date fair value, would result in values of:

	2016	2015	2014
Mr. Pearson	$2,613,584	$2,185,653	$2,006,948
Mr. Malmstrom	$646,091	$455,027	$495,186
Mr. Hattem	$842,976	$558,656	$548,584
Mr. Healy	$335,927
Ms. Ritchey	$484,574
Ms. Brown	$242,286

The 2016 performance share grants as well as Mr. Winikoff’s sign-on RSU grant are described in more detail below in “Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”

(4)
The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the Consolidated Financial Statements. The 2016 stock option grants are described in more detail below in “Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”

(5)
The amounts reported for 2016 are the awards paid in February 2017 to each of the Named Executive Officers based on their 2016 performance. The amounts reported for 2015 are the awards paid in February 2016 to each of the Named Executive Officers based on their 2015 performance. The amounts reported for 2014 are the awards paid in February 2015 to each of the Named Executive Officers based on their 2014 performance.

(6)
The amounts reported represent the increase in the actuarial present value of accumulated pension benefits for the Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2016, 2015 or 2014. For more information regarding the pension benefits for each Named Executive Officer, see the Pension Benefits as of December 31, 2016 Table below.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Auto(a)	Excess Liability Insurance(b)	Financial Advice(c)	401k Plan Contributions(d)	Excess 401(k) Contributions(e)	Other Perquisites/ Benefits(f)	Total
Pearson, Mark	2016	$11,469	$8,110	$24,220	$12,938	$332,464		$389,201
	2015	$17,874	$8,110	$34,610	$16,913	$342,264	$153,329	$573,100
	2014	$21,124	$4,820	$26,630	$16,575	$342,253	$283,830	$695,232
Malmstrom, Anders	2016	$333		$25,980	$12,938	$133,323	$321	$172,895
	2015	$839		$29,190	$16,913	$109,323	$9,072	$165,337
	2014	$399		$22,375			$345,855	$368,629
Winikoff, Brian	2016				$12,938	$6,795	$321	$20,054
Hattem, Dave	2016	$51			$12,938	$114,487	$6,748	$134,224
	2015	$6,157		$17,524	$16,913	$109,558	$9,707	$159,859
	2014			$15,000	$16,575	$115,820	$5,548	$152,943
Healy, Michael	2016				$12,938	$53,309	$321	$66,568
Ritchey, Sharon	2016			$18,925	$12,938	$98,339	$3,345,106	$3,475,308
Brown, Priscilla	2016			$18,825	$12,938	$77,529	$2,802,616	$2,911,908

a.
Pursuant to his employment agreement, Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2016 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time. The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

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

d.
This column includes the amount of any employer profit sharing contributions and company contributions received by each Named Executive Officer under the 401(k) Plan for 2016 ($2,650 for each applicable Named Executive Officer for the profit sharing contributions and $10,288 for each applicable Named Executive Officer for the company contributions).

e.	This column includes the amount of any excess 401(k) contributions made by the company to the Post-2004 Plan for each Named Executive Officer.

f.	This column includes:

Mr. Malmstrom	$321 - cost related to having a guest accompany him to a company event
Mr. Winikoff	$321 - cost related to having a guest accompany him to a company event
Mr. Hattem	$503 - one month of parking $6,245 - cost related to having a cost accompany him to company events
Mr. Healy	$321 - cost related to having a guest accompany him to a company event
Ms. Ritchey
$22,719 - payment for temporary housing related to relocation and tax gross-up related to that payment
$1,296,509 - severance pay under the Supplemental Severance Plan
$2,025,877 - lump sum payment under the Supplemental Severance Plan plus an additional lump sum paid upon separation

Ms. Brown
$34,308 - payout of unused paid time off
$1,180,821 - severance pay under the Supplemental Severance Plan
$1,587,487 - lump sum payment under the Supplemental Severance Plan plus an additional lump sum paid upon separation

2016 GRANTS OF PLAN-BASED AWARDS
The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table includes both equity and non-equity awards granted during 2016.

		OCC Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards(4) ($/Sh)	Closing Market Price on Date of Grant	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Pearson, Mark			$—	$2,128,400	N/A
	6/6/2016	2/18/2016				—	186,069	186,069			$24.00	$24.76	$382,419
	6/6/2016	2/18/2016				—	106,326	138,224					$2,010,449
Malmstrom, Anders			$—	$800,000	N/A
	6/6/2016	2/18/2016				—	18,828	18,828		37,656	$24.00	$24.76	$116,089
	6/6/2016	2/18/2016				—	32,277	41,960					$496,993
Winikoff, Brian			$900,000	$900,000	N/A
	6/6/2016	2/18/2016				—					N/A	N/A
	6/6/2016	2/18/2016				—
	7/5/2016								84,611				$1,599,925
Hattem, Dave			$—	$650,000	N/A
	6/6/2016	2/18/2016				—	20,004	20,004		40,012	$24.00	$24.76	$123,348
	6/6/2016	2/18/2016				—	34,294	44,582					$648,443
Healy, Michael			$—	$350,000	N/A
	6/6/2016	2/18/2016				—					N/A	N/A
	6/6/2016	2/18/2016				—	16,782	21,817					$258,405
Ritchey, Sharon			$—	$700,000	N/A
	6/6/2016	2/18/2016				—	14,120	14,120		28,242	$24.00	$24.76	$87,065
	6/6/2016	2/18/2016				—	24,208	31,470					$372,749
Brown, Priscilla			$—	$550,000	N/A
	6/6/2016	2/18/2016				—	7,059	7,059		14,122	$24.00	$24.76	$43,532
	6/6/2016	2/18/2016				—	12,104	15,735					$186,374

(1)	This column shows the date on which the OCC approved the recommendation of the grants to the AXA Board of Directors.

(2)
The target column shows the target award for 2016 for each Named Executive Officer under the STIC Program assuming the plan was 100% funded. There is no minimum or maximum award for any participant in this plan. The actual 2016 awards granted to the Named Executive Officers are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(3)
The second row for each Named Executive Officer shows the stock options granted under the Stock Option Plan on June 6, 2016. The third row for each Named Executive Officer shows the performance shares granted under the 2016 Performance Share Plan on June 6, 2016. The fourth row for Mr. Winikoff reflects his sign-on RSU grant.

(4)
The exercise price for the stock options granted on June 6, 2016 is equal to the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 6, 2016. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on June 5, 2016.

(5)
The amounts in this column represent the aggregate grant date fair value of stock options and performance shares granted in 2016 in accordance with FASB ASC Topic 718. The performance share grants were valued at target which represents the probable outcome at grant date.

SUPPLEMENTAL INFORMATION FOR SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES

2016 Stock Option Award Grants

The stock option awards granted to the Named Executive Officers on June 6, 2016 have a 10-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, provided that the last third will vest on June 6, 2021 only if the AXA ordinary share performs at least as well as the SXIP Index over a specified period of at least three years. This performance condition applies to all of Mr. Pearson’s options. The exercise price for the options is 21.52 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 6, 2016.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Hattem and Mr. Pearson are currently eligible to retire, these stock options will not be forfeited due to any service condition.

2016 Performance Share Award Grants

A performance share is a “phantom” share of AXA stock that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. Performance shares are granted unearned. Under the 2016 Performance Shares Plan, the number of shares that is earned is determined at the end of a three-year performance period, starting on January 1, 2016 and ending on December 31, 2018, by multiplying the number of shares granted by a performance percentage that is determined as described below. If no dividend is proposed for payment by the AXA Board of Directors to AXA’s shareholders for 2016 or 2017 or 2018, the performance percentage for the grant will be divided in half. The performance shares granted to the Named Executive Officers on June 6, 2016 have a cliff vesting schedule of four years.

The performance percentage for the 2016 Performance Share Plan initially will be determined based: (a) 40% on AXA Group’s performance with respect to adjusted earnings per share, (b) 50% on AXA Financial Life and Savings Operations’ performance with respect to adjusted earnings and underlying earnings (each weighted 50%) and (c) 10% on AXA Group’s score on the DJSI World, a Dow Jones sustainability index which tracks the performance of the world’s sustainability leaders. A positive or negative adjustment of 5% will then be made to the performance percentage based on AXA Group’s relative performance against a selection of its peers with respect to total shareholder return. The components of the performance percentage and their targets are determined by the AXA Board of Directors based on their review of AXA's strategic objectives, market practices and regulatory changes.

Generally, if performance targets are met, 100% of the performance shares initially granted is earned. Performance that exceeds the targets results in increases in the number of shares earned, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned with a possible forfeiture of all shares. Since AXA uses IFRS as its principal method of accounting, AXA Group’s adjusted earnings per share and AXA Financial Life and Savings Operations’ adjusted earnings and underlying earnings are calculated using IFRS. Accordingly, they are not measures calculated and presented in accordance with U.S. GAAP.

The settlement of 2016 performance shares will be made in AXA ordinary shares on June 6, 2020. The 2016 plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the settlement date. Accordingly, Mr. Hattem and Mr. Pearson will still receive a payout under this plan if they choose to retire prior to the end of the vesting period.

Due to their termination of employment with AXA Equitable during 2016, both Ms. Ritchey and Ms. Brown have forfeited all of their performance shares, including the 2016 grant.

Mr. Winikoff’s RSUs Grant

On July 5, 2016, Mr. Winikoff received a sign-on equity-based grant of 84,611 RSUs. These RSUs will vest ratably over a four-year period and be paid out in cash within 30 days after the vesting date.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2016

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2016. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pearson, Mark	5,874		2,936	$44.60	05/10/17	45,734	$1,156,274	226,395	$5,723,852
	5,874		2,936	$33.21	04/01/18
	34,574			$21.59	06/10/19
	60,500			$21.08	03/19/20
	137,500			$20.63	03/18/21
	116,000			$15.96	03/16/22
	93,334		46,666	$17.83	03/22/23
			123,400	$25.74	03/24/24
			145,458	$26.12	06/19/25
			186,069	$24.00	06/06/26
Malmstrom, Anders			11,644	$17.83	03/22/23	13,491	$341,087	64,422	$1,628,755
		24,414	12,206	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25
		37,656	18,828	$24.00	06/06/26
Winikoff, Brian								84,611	$2,139,185
Hattem, Dave	4,674		2,335	$45.72	05/10/17	12,501	$316,058	65,639	$1,659,524
	4,506		2,251	$33.21	04/01/18
	20,882			$20.63	03/18/21
	21,953			$15.96	03/16/22
	21,350		10,673	$17.83	03/22/23
		22,626	11,314	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25
		40,012	20,004	$24.00	06/06/26
Healy, Michael	354			$45.72	05/10/17	9,593	$242,536	39,811	$1,006,525
	1,635			$33.21	04/01/18
	1,703			$21.08	03/19/20
	4,349			$20.63	03/18/21
	10,976			$15.96	03/16/22
Ritchey, Sharon		24,414	12,206	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25
		28,242	14,120	$24.00	06/06/26
Brown, Priscilla		12,394	6,196	$26.12	06/19/25
		14,122	7,059	$24.00	06/06/26

(1)
All stock options have ten-year terms. All stock options granted after 2013 have a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, and all stock options granted in 2008 through 2013 have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date; provided that for all these grants the last third will vest only if the AXA ordinary share performs at least as well as the SXIP Index during a specified period (this condition applies to all options granted to Mr. Pearson after 2011). All stock options granted in 2007 are vested with the exception of the last third of the grants made to Mr. Pearson and Mr. Hattem. These stock options will vest only if the AXA ordinary share performs at least as well as the SXIP Index during a specified period.

(2)
All stock options have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)	This column reflects earned but unvested performance shares granted in 2014 with a vesting date of March 24, 2017.

(4)
For Mr. Winikoff, this column reflects his sign-on RSU grant. His RSUs will vest ratably over a four-year period and be paid out in cash within 30 days after the vesting date. For the other Named Executive Officers, this column reflects unearned and unvested performance shares granted in 2014, 2015 and 2016 as follows:

	2014 Performance Shares vesting 3/24/18	2015 Performance Shares vesting 6/19/19	2016 Performance Shares vesting 6/6/20
Mr. Pearson	36,950	83,119	106,326
Mr. Malmstrom	10,900	21,245	32,277
Mr. Hattem	10,100	21,245	34,294
Mr. Healy	7,750	15,279	16,782

OPTION EXERCISES AND STOCK VESTED IN 2016

The following table summarizes the value received from stock option exercises and stock awards vested during 2016.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting(3) #	Value Realized on Vesting(4) ($)
Pearson, Mark			100,449	$2,401,712
Malmstrom, Anders	26,890	$291,909	25,108	$600,314
Winikoff, Brian
Hattem, Dave			23,020	$550,390
Healy, Michael			24,412	$583,672
Ritchey, Sharon
Brown, Priscilla

(1)	This column reflects the number of options that Mr. Malmstrom exercised in 2016.

(2)	Mr. Malmstrom immediately sold all shares acquired upon option exercise. This column reflects the actual sale price received less the exercise price.

(3)
For Mr. Pearson, this column reflects the number of performance shares he earned under the 2013 AXA International Performance Shares Plan that vested on March 22, 2016. For the other Named Executive Officers, this column reflects 50 AXA miles that vested on March 16, 2016 in addition to their performance shares earned under the 2013 AXA International Performance Shares Plan. For a description of the 2013 AXA Performance Shares Plan and AXA Miles, please see “Compensation Discussion and Analysis” included in this item 11.

(4)
The value of the performance shares that vested in 2016 was determined based on the average of the high and low AXA ordinary share price on the vesting date, converted to US dollars using the European Central Bank reference rate on the vesting date. The value of the AXA miles that vested in 2016 was determined based on the actual sale price obtained by AXA Miles recipients who elected to have the plan administrator sell their AXA ordinary shares on the date of vesting.

PENSION BENEFITS AS OF DECEMBER 31, 2016

The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension at December 31, 2016. Note that Mr. Malmstrom, Mr. Winikoff, Ms. Ritchey and Ms. Brown did not participate in the Retirement Plan or the Excess Plan since they were not eligible to participate in these plans prior to their freeze.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments during the last fiscal year ($)
Pearson, Mark	AXA Equitable Retirement Plan	3	$67,096	—
	AXA Equitable Excess Retirement Plan	3	$672,728	—
	AXA Equitable Executive Survivor Benefit Plan	22	$3,313,530	—
Malmstrom, Anders	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	5	$331,396	—
Winikoff, Brian	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	—	$—	—
Hattem, Dave	AXA Equitable Retirement Plan	19	$492,310	—
	AXA Equitable Excess Retirement Plan	19	$1,026,271	—
	AXA Equitable Executive Survivor Benefit Plan	23	$1,943,732	—
Healy, Michael	AXA Equitable Retirement Plan	6	$147,849	—
	AXA Equitable Excess Retirement Plan	6	$159,410	—
	AXA Equitable Executive Survivor Benefit Plan	10	$145,355	—
Ritchey, Sharon	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	3	$321,178	—
Brown, Priscilla	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	2	$269,361	—

(1)
The December 31, 2016 liabilities for the Retirement Plan, the Excess Plan, and the ESB Plan were calculated using the same participant data, plan provisions and actuarial methods and assumptions used for financial reporting purposes, except that a retirement age of 65 is assumed for all calculations. The assumptions used include:

•	a discount rate of 3.81% for the Retirement Plan;

•	a discount rate of 3.69% for the Excess Plan;

•	a discount rate of 3.92% for the ESB Plan and

•	the RP-2000 mortality table projected on a full generational basis using Scale BB.

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

Participants became vested in their benefits under the Retirement Plan after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).

Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account for each Retirement Plan participant. This notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation included base salary and short-term incentive compensation and was subject to limits imposed by the Internal Revenue Code. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% and a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2016, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012 received an interest crediting rate of .5%.

Participants elect the time and form of payment of their cash balance account after they separate from service. The normal form of payment depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment for their cash balance account:

•	Single life annuity;

•	Optional joint and survivor annuity of any whole percentage between 1% and 100%; and

•	Lump sum.

Mr. Pearson, Mr. Hattem and Mr. Healy are each entitled to a frozen cash balance benefit under the Retirement Plan. Mr. Pearson and Mr. Hattem are currently eligible for early retirement under the plan.

Note that, for certain grandfathered participants, the Retirement Plan provides benefits under a traditional defined benefit formula based on final average pay, estimated Social Security benefits and years of service. None of the Named Executive Officers are grandfathered participants.
The Excess Plan
The purpose of the Excess Plan, which was frozen as of December 31, 2013 was to allow eligible employees to earn retirement benefits in excess of those permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. Prior to the freeze of the Retirement Plan, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs, provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Group), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. None of Mr. Pearson, Mr. Hattem and Mr. Healy made a special election. The time and form of payment of Excess Plan benefits that vested prior to 2005 is the same as the time and form of payment of the participant’s Retirement Plan benefits.

The ESB Plan
The ESB Plan offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus the higher of: (a) most recent short-term incentive compensation award and (b) the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level. Participants are not required to contribute to the cost of Level 1 or Level 2 coverage but are required to contribute annually to the cost of any options elected under Levels 3 and 4 until age 65.

Level 1 coverage continues after retirement until the participant attains age 65. Level 2, Level 3 and Level 4 coverage continue after retirement until the participant’s death, provided that, for Level 3 and Level 4 coverage, all required participant contributions are made.

Level 1

A participant can choose between the following two options at Level 1:

Lump Sum Option - Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At the death of the participant, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.

Survivor Income Option - Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.

Level 2

At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and the following option:

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

Levels 3 and 4

At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and the following option:

Surviving Spouse Income Addition Option - The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2016
The following table provides information on (i) compensation Mr. Hattem has elected to defer and (ii) the excess 401(k) contributions received by the Named Executive Officers.

Name		Executive Contributions in Last FY($)	Registrant Contributions in Last FY(1)($)	Aggregate Earnings in Last FY(2)($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE(3)($)
Pearson, Mark	The Post-2004 Variable Deferred Compensation Plan		$332,464	$51,280		$1,061,076
Malmstrom, Anders	The Post-2004 Variable Deferred Compensation Plan		$133,323	$25,925		$265,892
Winikoff, Brian	The Post-2004 Variable Deferred Compensation Plan		$6,795			$6,795
Hattem, Dave	The Post-2004 Variable Deferred Compensation Plan		$114,487	$45,152	$92,784	$655,600
	The Variable Deferred Compensation Plan			$98,658		$1,185,622
Healy, Michael	The Post-2004 Variable Deferred Compensation Plan		$53,309	$13,690		$169,945
Ritchey, Sharon	The Post-2004 Variable Deferred Compensation Plan		$98,339	$10,530		$233,550
Brown, Priscilla	The Post-2004 Variable Deferred Compensation Plan		$77,529	$7,979		$166,851

(1)	The amounts reported in this column are also reported in the “All Other Compensation” column of the 2016 Summary Compensation Table above.

(2)	The amounts reported in this column are not reported in the 2016 Summary Compensation Table.

(3)	The amounts in this column that were previously reported as compensation in the Summary Compensation Table for previous years are:

Mr. Pearson	$684,517
Mr. Malmstrom	$109,323
Mr. Hattem	$225,378

The Post-2004 Plan
The above table reflects the excess 401(k) contributions made by AXA Equitable to the eligible Named Executive Officers under the Post-2004 Plan as well as amounts deferred by Mr. Hattem under the plan.

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

In addition, AXA Equitable provides excess 401(k) contributions in the Post-2004 Plan for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit ($265,000 in 2016 and 2016) and (ii) voluntary deferrals to the Post-2004 Plan for the applicable year.
The Variable Deferred Compensation Plan for Executives (the “VDCP”)
The above table also reflects amounts deferred by Mr. Hattem under the VDCP. Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 can be deferred under the VDCP.

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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text present the hypothetical payments and benefits that would have been payable if the Named Executive Officers other than Ms. Ritchey and Ms. Brown terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2016 (the “Trigger Date”) and uses the closing price of the AXA ordinary share on December 30, 2016, converted to U.S. dollars where applicable. Since Ms. Ritchey and Ms. Brown actually terminated employment with AXA Equitable in 2016, only the terms of their actual separation agreements are discussed.

Except for Ms. Ritchey and Ms. Brown, the payments and benefits described below are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

The Named Executive Officers (other than Ms. Ritchey and Ms. Brown) would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. Note that the only Named Executive Officers eligible to retire on the Trigger Date were Mr. Pearson and Mr. Hattem.

Short-Term Incentive Compensation: The executives would have received short-term incentive compensation awards for 2016 under the Retiree Short-Term Incentive Compensation Program in the following amounts:

Mr. Pearson	$2,128,400
Mr. Hattem	$650,000

Stock Options: All stock options granted to the executives would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited). The value of the stock options that would have vested after 2016 for each of Mr. Pearson and Mr. Hattem are:

Mr. Pearson	$1,849,639
Mr. Hattem	$509,813

Performance Shares: The executives would have been treated as if they continued in the employ of the company until the end of the vesting period for purposes of their performance share awards. Accordingly, they would have received performance share plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired. The estimated values of those payouts assuming target performance are:

Mr. Pearson	$6,880,126
Mr. Hattem	$1,975,581

Retirement Benefits: The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Medical Benefits: The executives would have been entitled to access to retiree medical coverage without any company subsidy.

ESB Plan: The executives would have been entitled to continuation of their participation in the ESB Plan described above.

Voluntary Termination Other Than Retirement

Mr. Healy and Mr. Malmstrom

If Mr. Healy and Mr. Malmstrom had voluntarily terminated employment on the Trigger Date:

Short-Term Incentive Compensation:     The executives would not have been entitled to any STIC Program awards for 2016.

Stock Options:     All stock options granted to the executives would have been forfeited on the termination date.

Performance Shares:     The executives would have forfeited all performance shares on the termination date.

Retirement Benefits: The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above, except that they would no longer be entitled to any benefits under the ESB Plan.

Mr. Winikoff

If Mr. Winikoff had voluntarily terminated on the Trigger Date for “good reason:”

•	any outstanding RSUs granted to Mr. Winikoff would have immediately vested and been paid out in cash on their otherwise applicable payment dates (estimated value of $2,139,185) and

•
he would have been eligible to receive a payment of $3,200,000 (equal to two times his annual base salary plus his STIC Program award target for 2016). This payment would have been contingent on the execution of a general release and waiver of claims against AXA Equitable and affiliates.

For this purpose, “good reason” includes: (a) relocation of his position to a work site that is more than 35 miles away from 1290 Avenue of the Americas, New York City, (b) a material reduction in his compensation (other than in connection with, and substantially proportionate to, reductions by the company of the compensation of other similarly situated senior executives), (c) a material diminution in his duties, authority or responsibilities and (d) a material change in the lines of reporting such that he no longer reports to the company’s President and Chief Executive Officer.

Regardless of whether the voluntary termination was for “good reason,” Mr. Winikoff would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above, except that they would no longer be entitled to any benefits under the ESB Plan.
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

Mr. Pearson would have received the following amounts if he had voluntarily terminated for Good Reason on the Trigger Date and released all claims against AXA Equitable and its affiliates:

Severance Pay	$7,315,333
Pro-Rated Bonus	$2,128,400
Cash Payment	$731,533

In addition, because Mr. Pearson was eligible to retire on the Trigger Date, he would have been eligible for the retirement benefits described above, regardless of whether he terminated for Good Reason.

Mr. Hattem

Because Mr. Hattem was eligible to retire on the Trigger Date, he would have been eligible for the retirement benefits described above.

Death

If the Named Executive Officers had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation:     The executives’ estates would not have been entitled to any STIC Program awards for 2016.

Stock Options:     All stock options would have immediately vested and would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death. The estimated values of the stock options with accelerated vesting are:

Mr. Pearson	$1,849,639
Mr. Malmstrom	$518,954
Mr. Winikoff	—
Mr. Hattem	$509,813
Mr. Healy	—

Performance Shares:     The total number of performance shares granted in 2015 and 2016 and the second half of the performance shares granted in 2014 would have been multiplied by an assumed performance factor of 1.3 and the first half of the performance shares granted in 2014 would have been multiplied by the actual performance factor for that tranche. The performance shares would have been paid in AXA ordinary shares to the executive’s heirs within 90 days following death. The estimated values of those payouts are:

Mr. Pearson	$8,597,281
Mr. Malmstrom	$2,458,469
Mr. Winikoff	—
Mr. Hattem	$2,473,439
Mr. Healy	$1,551,019

Restricted Stock Units: Mr. Winikoff’s RSUs would have immediately vested in full for an estimated value of $2,139,185.

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

•
additional severance pay equal to the greater of: (i) the most recent STIC Program award paid to the executive, (ii) the average of the three most recent STIC Program awards paid to the executive or (iii) the executive’s target STIC Program award for 2016;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC Program award for 2016 and (ii) $40,000; and

•	one year’s continued participation in the ESB Plan.

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

In addition to the above, Mr. Winikoff would have received the following:

•	the immediately vesting of his outstanding RSUs for an estimated value of $2,139,185 and

•
a payment equal to (i) two times his annual base salary plus his STIC Program award target for 2016, reduced by (ii) any severance pay for which he would otherwise eligible under the Severance Plan or the Supplemental Severance Plan. This

payment would be contingent on all other terms and conditions of the Severance Plan and Supplemental Severance Plan, including the execution of a general release and waiver of claims against AXA Equitable and affiliates.

The following table lists the payments that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option and performance shares awards:

	Severance Benefits		Equity Grants
Name	Severance	Lump Sum Payment	Stock Options	Performance Shares
Malmstrom, Anders	$1,595,704	$840,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
Winikoff, Brian	$3,200,000	$415,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
Hattem, Dave	$1,347,040	$690,000	Continued vesting in all options and ability to exercise the options through expiration date.	Would receive payouts in the same time and in the same amounts as if he had continued to be employed.
Healy, Michael	$803,836	$390,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited

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

Ms. Ritchey’s Separation Agreement

Ms. Ritchey entered into a separation agreement and general release with AXA Equitable pursuant to which she terminated employment on December 30, 2016. Payments related to her separation include:

•	$1,296,509 severance pay under the terms of the Severance Plan

•	$740,000 lump sum payment under the terms of the Severance Plan

•	Additional lump sum payment of $1,285,877.

Ms. Brown’s Separation Agreement

Ms. Brown entered into a separation agreement and general release with AXA Equitable pursuant to which she terminated employment on August 31, 2016. Payments related to her separation include:

•	$1,180,821 severance pay under the terms of the Severance Plan

•	$406,666 lump sum payment under the terms of the Severance Plan

•	Additional lump sum payment of $1,180,821.

Change-in-Control

With the exception of Mr. Pearson, none of the Named Executive Officers are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided for all stock options granted under the Stock Option Plan. For those options, if there is a change in control of AXA Financial, all unvested options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. The value of the stock options that would have immediately vested for each Named Executive Officer is:

Mr. Pearson	$1,849,639
Mr. Malmstrom	$518,954
Mr. Winikoff	—
Mr. Hattem	$509,813
Mr. Healy	—

As mentioned above, Mr. Pearson’s employment agreement provides that “good reason” includes Mr. Pearson’s termination of employment in the event of a change in control (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). Accordingly, Mr. Pearson would have been entitled to the benefits described above for a voluntary termination for “good reason,” subject to the same conditions. For this purpose, a change in control includes: (a) any person becoming the beneficial owner of more than 50% of the voting stock of AXA Financial, (b) AXA and its affiliates ceasing to control the election of a majority of the AXA Financial Board of directors and (c) approval by AXA Financial’s stock holders of a reorganization, merger or consolidation or sale of all or substantially all of the assets of AXA Financial unless AXA and its affiliates owned directly or indirectly more than 50% of voting power of the company resulting from such transaction.

2016 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for 2016 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and MONY Life Insurance Company of America. The amounts below include amounts paid for the directors’ services for all three boards.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
Buberl, Thomas	$—	$—	$—	$—	$—	$—	$—
De Castries, Henri (5)	$—	$—	$—	$—	$—	$271,700	$271,700
Duverne, Denis	$—	$—	$—	$—	$—	$181,454	$181,454
De Oliveira, Ramon	$82,200	$99,983	$—	$—	$—	$995	$183,178
Evans, Paul	$—	$—	$—	$—	$—	$—	$—
Fallon-Walsh, Barbara	$122,600	$99,983	$—	$—	$—	$1,702	$224,285
Kaye, Daniel	$97,800	$99,983	$—	$—	$—	$1,720	$199,503
Kraus, Peter S. (6)	$—	$—	$—	$—	$—	$—	$—
Matus, Kristi	$79,800	$99,983	$—	$—	$—	$568	$180,351
Scott, Bertram	$93,000	$99,983	$—	$—	$—	$1,488	$194,471
Slutsky, Lorie A.	$91,000	$99,983	$—	$—	$—	$1,135	$192,118
Vaughan, Richard C.	$117,800	$99,983	$—	$—	$—	$1,900	$219,683

(1)	For 2016, each of the non-officer directors received the following cash compensation:
•$75,000 cash retainer (pro-rated for partial years of service);
•$1,200 for each special board meeting attended;
•$1,500 for each Audit Committee meeting attended; and
•$1,200 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received a $10,000 retainer and the Chairman of the Audit Committee received a $20,000 retainer.

(2)
The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2016 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the

Consolidated Financial Statements. As of December 31, 2016, our directors had outstanding restricted stock awards in the following amounts:

Mr. De Oliveira	5,514
Ms. Fallon-Walsh	5,514
Mr. Kaye	1,987
Ms. Matus	1,987
Ms. Scott	5,514
Ms. Slutsky	5,514
Mr. Vaughan	5,514

(3)	As of December 31, 2016, our directors had outstanding stock options in the following amounts:

Mr. De Oliveira	4,361
Ms. Fallon-Walsh	2,127
Ms. Scott	2,127
Ms. Slutsky	10,102
Mr. Vaughan	6,303

(4)
For Mr. De Castries, this column lists amounts received for services performed for AXA Financial. For Mr. Duverne, this column lists amounts received for services performed for AXA Financial and amounts paid by the company for his spouse to accompany him to a business event. For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or to a business event.

(5)	Mr. De Castries resigned as a director, effective September 1, 2016.

(6)	Mr. Kraus resigned as a director, effective November 18, 2016.
The Equity Plan for Directors
Under the current terms of The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:

•	a restricted stock award of $45,000 (granted in the first quarter); and

•	a stock retainer of $55,000, payable in two installments in June and December.

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

For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until April 29, 2021. The current trustees of the Voting Trust (the “Voting Trustees”) are Denis Duverne and Mark Pearson.

AXA and any other holder of voting trust certificates remain the beneficial owner of the shares deposited by it, except that the Trustees are entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares are paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the NYDFS, until April 29, 2021. Future extensions of the term of the Voting Trust remain subject to the prior approval of the NYDFS.

SECURITY OWNERSHIP BY MANAGEMENT
The following tables set forth, as of December 31, 2016, certain information regarding the beneficial ownership of common stock of AXA and of AB Holding Units and AB Units by each of our directors and executive officers and by all of our directors and executive officers as a group.
AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Mark Pearson(2)	855,687	*
Thomas Buberl(3)	220,672	*
Ramon de Oliveria(4)	29,686	*
Paul Evans(5)	239,269	*
Barbara Fallon-Walsh(6)	20,965	*
Daniel G. Kaye	5,038	*
Kristi A. Matus	5,038	*
Bertram L. Scott(7)	20,970	*
Lorie A. Slutsky(8)	49,363	*
Richard C. Vaughan(9)	35,978	*
Josh Braverman(10)	106,063	*
Marine de Boucaud(11)	25,081	*
Dave S. Hattem(12)	151,582	*
Michael Healy(13)	83,096	*
Adrienne Johnson(14)	81,130	*
Anders Malmstrom(15)	78,995	*
Brian Winikoff	—	*
All directors, director nominees and executive officers as a group (17 persons)(16)	2,008,613	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 453,656 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 272,129 unvested AXA performance shares

(3)	Includes 102,716 unvested AXA performance shares.

(4)	Includes 3,652 shares Mr. de Oliveira can acquire within 60 days under option plans.

(5)	Includes 113,402 shares Mr. Evans can acquire within 60 days under option plans. Also includes 106,094 unvested AXA performance shares.

(6)	Includes (i) 1,418 shares Ms. Fallon-Walsh can acquire within 60 days under option plans and (ii) 18,964 deferred stock units under The Equity Plan for Directors.

(7)	Includes (i) 1,418 shares Mr. Scott can acquire within 60 days under option plans and (ii) 17,288 deferred stock units under The Equity Plan for Directors.

(8)	Includes (i) 9,393 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 39,970 deferred stock units under The Equity Plan for Directors.

(9)	Includes 5,594 shares Mr. Vaughan can acquire within 60 days under option plans.

(10)	Includes 53,176 shares Mr. Braverman can acquire within 60 days under option plans. Also includes 52,887 unvested AXA performance shares.

(11)	Includes 25,081 unvested AXA performance shares.

(12)	Includes 73,365 shares Mr. Hattem can acquire within 60 days under option plans. Also includes 78,140 unvested AXA performance shares.

(13)	Includes 19,017 shares Mr. Healy can acquire within 60 days under option plans. Also includes 49,404 unvested AXA performance shares.

(14)	Includes 35,049 shares Ms. Johnson can acquire within 60 days under option plans. Also includes 33,980 unvested AXA performance shares.

(15)	Includes 77,913 unvested AXA performance shares.

(16)	Includes 769,140 shares the directors and executive officers as a group can acquire within 60 days under option plans.

AB Holding Units and AB Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.
Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units
Mark Pearson(1)	—	*	—
Thomas Buberl(1)	—	*	—
Ramon de Oliveira(1)	—	*	—
Paul Evans(1)	—	*	—
Barbara Fallon-Walsh(1)	—	*	—
Daniel G. Kaye(1)	—	*	—
Kristi A. Matus(1)	—	*	—
Bertram L. Scott(1)	—	*	—
Lorie A. Slutsky(1) (2)	72,227	*	—
Richard C. Vaughan(1)	—	*	—
Marine de Boucaud(1)	—	*	—
Josh Braverman(1)	—	*	—
Dave S. Hattem(1)	—	*	—
Michael Healy	—	*	—
Adrienne Johnson(1)	—	*	—
Anders Malmstrom(1)	—	*	—
Brian Winikoff(1)	—	*	—
All directors, director nominees and executive officer of as a group (17 persons)(3)	72,227	*	—

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

(2)	Includes 39,398 Holding Units Ms. Slutsky can acquire within 60 days under an AB option plan.

(3)	Includes 39,410 Holding Units the directors and executive officers as a group can acquire within 60 days under an AB option plan.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS
Insurance
AXA Financial, our indirect parent company, has formal policies covering its employees and directors and the employees and directors of its subsidiaries that are designed to avoid conflicts of interests that may arise in certain related party transactions. For example, employees of AXA Financial and its subsidiaries are subject to the Code of Ethics. The Code of Ethics includes provisions designed to avoid conflicts of interests that may lead to divided loyalties by requiring that employees, among other things, not exercise any responsibility in a transaction in which they have an interest, receive certain approvals before awarding any contract to a relative or close personal friend and not take for their own benefit business opportunities developed or learned of during the course of employment. Similarly, AXA Equitable’s non-officer directors are subject to the AXA Financial Policy Statement on Interests of Directors and Contracts With Directors And Their Relatives for Non-Officer Directors (the “Policy Statement”). The Policy Statement includes provisions designed to maintain the directors’ independent judgment by requiring, among other things, disclosure of interests in any proposed transaction and abstention from voting if a director has a significant financial interest in the transaction or the transaction is with a business organization in which the director has an official affiliation. It further prohibits certain credit related transactions and requires disclosure of potential contracts with and employment of close relatives. Each director must submit a report annually regarding his or her compliance with the Policy Statement.
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
As a wholly-owned subsidiary of AXA Financial, and ultimately of AXA, AXA Equitable (and its subsidiaries) enter into various transactions with both AXA Financial and AXA and their subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. While there is no formal written policy for the review and approval of transactions between AXA Equitable and AXA and/or AXA Financial, such transactions are routinely subject to a review and/or approval process. For example, payments made by AXA Equitable to AXA and its subsidiaries or received by AXA Equitable from AXA and its subsidiaries pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis. The amount paid or received by AXA Equitable for any personnel, property and services provided under such Intercompany Agreements must be reasonable. Additionally, Intercompany Agreements to which AXA Equitable is a party are subject to the approval of the NYDFS pursuant to New York’s insurance holding company systems act.
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
In practice, AB’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AB’s audit committee for review and approval. AB is not aware of any transaction during 2016 between it and any related person with respect to which these procedures were not followed.
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
TRANSACTIONS BETWEEN THE COMPANY AND AFFILIATES
The following tables summarize transactions between the Company and related persons during 2016. The first set of tables summarize services that related persons provided to the Company, and the second set of tables summarize services that The Company provided to related persons:

INSURANCE(1)
Parties(3)	General Description of Relationship	Amount Paid or Accrued in 2016
AXA Distribution and its subsidiaries(2)	We pay commissions and fees to AXA Distribution and its subsidiaries for the sale of our insurance products.	$586,980,259
AXA Technology Services America, Inc. (“AXA Tech”)	AXA Tech provides certain technology related services, including data processing services and functions.	$95,700,000
AXA Financial	We reimburse AXA Financial for expenses related to certain employee compensation and benefits.	$52,930,629
AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)	AXA Group Solutions provides maintenance and development support for applications.	$26,802,339
GIE Informatique AXA (“GIE Informatique”)	GIE Informatique provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$15,675,000
AXA Business Service Private Ltd. (“ABS”)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$14,401,225
AXA Global Life	AXA Global Life provides certain services to our life business and advice on our strategic initiative.	$1,200,000
AXA Investment Managers Inc. (“AXA IM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”)	AXA IM and AXA Rosenberg provide sub-advisory services to our retail mutual funds.	$197,868
GIE AXA Universite (“GIE Universite”)	GIE Universite provides management training seminars to our management employees.	$56,428

INVESTMENT MANAGEMENT(4)
Parties(3)	General Description of Relationship	Amount Paid or Accrued in 2016
AXA Advisors(5)	AXA Advisors distributes certain of AB’s retail products and provides private wealth management referrals.	$16,077,000
ABS	ABS provides data processing services and support for certain investment operations functions.	$5,475,000
AXA Technology Services India Pvt. Ltd. (“AXA Tech India”)	AXA Tech India provides certain data processing services and functions.	$5,327,000
AXA Advisors(5)	AXA Advisors sells shares of ABs mutual funds under distribution services and educational support agreements.	$1,653,000
AXA Group Solutions	AXA Group Solutions provides maintenance and development support for applications.	$1,110,000
AXA Wealth	AXA Wealth provides portfolio-related services for assets AB manages under the AXA Corporate Trustee Investment Plan.	$908,000
GIE	GIE provides cooperative technology development and procurement services to AB.	$416,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.

(2)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, AXA Network, and PlanConnect LLC.

(3)	Each entity is an indirect wholly-owned subsidiary of AXA.

(4)	AB or one of its subsidiaries is a party to each transaction.

(5)	AXA Advisors is an indirect wholly-owned subsidiary of AXA Financial.

INSURANCE(1)
Parties(5)	General Description of Relationship	Amount Received or Accrued in 2016
AXA Distribution and its subsidiaries(4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution and its subsidiaries.	$379,140,810
MONY America(2)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MONY America	$129,215,429
MONY America(2)	We receive commissions and fees from MONY America for the sale of insurance products.	$10,598,867
AXA Tech, AXA IM, AXA LM, AXA REIM, AXA Rosenberg and AXA Strategic Venture	Employees of these entities and/or their subsidiaries are enrolled in certain of our employee benefit plans and we provide certain facilities to AXA Tech.	$9,500,000
GIE	We administer the AXA Group Intranet site.	$4,400,000
U.S. Financial Life Insurance Company (“USFL”)(3)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to USFL	$3,944,740
AXA Corporate Solutions Life Reinsurance Company (“ACS”)	We provide certain administrative services to ACS including, but not limited to marketing, branding, finance, strategy and legal.	$3,500,000
AXA Equitable Life and Annuity Company (“AXA L&A”)(7)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA L&A.	$742,607
MONY Life Insurance Company of the Americas, Ltd (“MLICA”)(10)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to MLICA	$253,602
AXA Arizona(6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA Arizona.	$137,948

INVESTMENT MANAGEMENT(8)
Parties(5)	General Description of Relationship(9)	Amount Paid or Accrued in 2016
AXA AB Funds	AB provides investment management distribution and shareholder servicing related services	$16,070,000
AXA Life Japan Limited		$14,771,000
AXA Switzerland Life		$9,600,000
AXA Arizona(6)		$8,735,000
AXA U.K. Pensions Scheme		$7,615,000
AXA France		$6,947,000
AXA Hong Kong Life		$6,677,000
AXA Germany		$3,004,000
AXA Belgium		$2,240,000
AXA Switzerland Property & Casualty		$1,280,000
MONY America(2)		$1,279,000
AXA Mediterranean		$766,000
AXA Corporate Solutions		$521,000
AIM Deutschland GmbH		$469,000
AXA Investment Managers, Ltd. Paris		$395,000
USFL(3)		$392,000
AXA General Insurance Hong Kong Ltd.		$250,000
AXA Investment Managers Ltd.		$188,000
AXA Insurance Company		$143,000
AXA Life Singapore		$142,000
Coliseum Reinsurance		$127,000
AXA MPS		$107,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.

(2)	MONY America is an indirect wholly-owned subsidiary of AXA Financial.

(3)	USFL is an indirect wholly-owned subsidiary of AXA Financial.

(4)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, AXA Network, and PlanConnect LLC.

(5)	Each entity is an indirect wholly owned subsidiary of AXA.

(6)	AXA Arizona is an indirect wholly owned subsidiary of AXA Financial.

(7)	AXA L&A is an indirect wholly-owned subsidiary of AXA Financial.

(8)	AB or one of its subsidiaries is a party to each transaction.

(9)	AB provides investment management services unless otherwise indicated.

(10)	MLICA is an indirect wholly-owned subsidiary of AXA Financial.
ADDITIONAL TRANSACTIONS WITH RELATED PERSONS
Reinsurance

AXA Equitable ceded to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Ceded premiums in 2016 to AXA Arizona totaled $446,647,478. Ceded claims paid in 2016 were $64,724,232.

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
Premiums earned from the above mentioned affiliated reinsurance transactions in 2016 totaled $20,334,308. Claims and expenses paid in 2016 were $6,136,477.
In April 2015, AXA entered into a mortality catastrophe bond based on general population mortality in each of France, Japan and the U.S. The purpose of the bond is to protect AXA against a severe worldwide pandemic. AXA Equitable entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event. Premiums and expenses associated with the reinsurance agreement were $3,655,000 in 2016.
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
Other Transactions

In 2016, AXA Equitable sold artwork to AXA Financial and recognized a $20,000,000 gain on the sale. AXA Equitable used the proceeds received from this sale to make a $21,000,000 donation to AXA Foundation, Inc. (the “Foundation”). The Foundation was organized for the purpose of distributing grants to various tax-exempt charitable organizations and administering various matching gift programs for AXA Equitable, its subsidiaries and affiliates.

In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), AXA Equitable owns 70% and Saum Sing owns 30% of Broad Vista. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $24,575,000, reported in Other equity investments in the consolidated balance sheets.
DIRECTOR INDEPENDENCE
See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

Part III, Item 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for 2016 and 2015, and fees for other services rendered by PwC:

	2016	2015
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$10,536	$11,437
Audit related fees	3,842	3,485
Tax fees	1,995	2,155
All other fees	628	23
Total	$17,001	$17,100

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

All services provided by PwC in 2016 were pre-approved in accordance with the procedures described above.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 99.

2.	Consolidated Financial Statement Schedules
The consolidated financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 99.

3.	Exhibits
The exhibits are listed in the Index to Exhibits that begins on page E1.

Part IV, Item 16.

FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2017	AXA EQUITABLE LIFE INSURANCE COMPANY
	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board, President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson	Chairman of the Board, President and Chief Executive Officer, Director	March 24, 2017
Mark Pearson

/s/ Anders Malmstrom	Senior Executive Director and Chief Financial Officer	March 24, 2017
Anders B. Malmstrom

/s/ Andrea Nitzan	Executive Director, Chief Accounting Officer and Controller	March 24, 2017
Andrea M. Nitzan

/s/ Thomas Buberl	Director	March 24, 2017
Thomas Buberl

/s/ Ramon de Oliveira	Director	March 24, 2017
Ramon E de Oliveira

/s/ Paul J. Evans	Director	March 24, 2017
Paul J. Evans

/s/ Barbara Fallon-Walsh	Director	March 24, 2017
Barbara A. Fallon-Walsh

/s/ Daniel G. Kaye	Director	March 24, 2017
Daniel G. Kaye

/s/ Kristi A. Matus	Director	March 24, 2017
Kristi A. Matus

/s/ Bertram L. Scott	Director	March 24, 2017
Bertram L. Scott

/s/ Lorie A. Slutsky	Director	March 24, 2017
Lorie A. Slutsky

/s/ Richard C. Vaughan	Director	March 24, 2017
Richard C. Vaughan

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value
2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference
2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Paticipations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference
3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference
3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference
10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference
10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference
10.3	Distribution and Servicing Agreement between AXA Advisors (as Successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.4	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.5	General Agent Sales Agreement between Equitable Life and AXA Network, dated as of January 1, 2000	Filed as Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.6	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
13.1	AB Risk Factors	Filed herewith	EX-13.1
21	Subsidiaries of the registrant	Filed herewith	EX-21
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1
31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2
32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1
32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2
101.INS	XBRL Instance Document	Filed herewith	EX-101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB

E-1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-2