Form 10-Q
period 2017-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2017-05-15
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 15, 2017, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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
AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $32,471 and $32,123)	$33,096	$32,570
Mortgage loans on real estate (net of valuation allowances of $8 and $8)	10,181	9,757
Policy loans	3,325	3,361
Other equity investments	1,463	1,408
Trading securities, at fair value	10,291	9,134
Other invested assets	2,050	2,186
Total investments	60,406	58,416
Cash and cash equivalents	2,835	2,950
Cash and securities segregated, at fair value	1,256	946
Broker-dealer related receivables	2,300	2,100
Deferred policy acquisition costs	4,068	4,215
Goodwill and other intangible assets, net	3,734	3,741
Amounts due from reinsurers	4,639	4,635
Loans to affiliates	703	703
Guaranteed minimum income benefit reinsurance contract asset, at fair value	9,795	10,309
Other assets	4,423	4,260
Separate Accounts’ assets	114,939	111,403
Total Assets	$209,098	$203,678
LIABILITIES
Policyholders’ account balances	$40,308	$38,842
Future policy benefits and other policyholders’ liabilities	25,496	25,427
Broker-dealer related payables	719	484
Securities sold under agreements to repurchase	1,784	1,996
Amounts due to reinsurers	85	125
Customers related payables	2,754	2,360
Short-term debt	608	513
Current and deferred income taxes	3,523	3,742
Other liabilities	2,496	2,108
Separate Accounts’ liabilities	114,939	111,403
Total liabilities	192,712	187,000

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In Millions)
Commitments and contingent liabilities (Notes 9 and 12)
Redeemable Noncontrolling Interest	$417	$403
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,342	5,339
Retained earnings	7,411	7,842
Accumulated other comprehensive income (loss)	179	7
Total AXA Equitable’s equity	12,934	13,190
Noncontrolling interest	3,035	3,085
Total equity	15,969	16,275
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$209,098	$203,678

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$896	$815
Premiums	225	215
Net investment income (loss):
Investment income (loss) from derivative instruments	(57)	748
Other investment income (loss)	630	696
Total net investment income (loss)	573	1,444
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(17)
Portion of loss recognized in other comprehensive income (loss)	—	—
Net impairment losses recognized	—	(17)
Other investment gains (losses), net	(11)	30
Total investment gains (losses), net	(11)	13
Commissions, fees and other income	973	913
Increase (decrease) in the fair value of the reinsurance contract asset	(514)	1,629
Total revenues	2,142	5,029
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	833	1,118
Interest credited to policyholders’ account balances	548	245
Compensation and benefits	438	426
Commissions	286	268
Distribution related payments	96	87
Interest expense	5	4
Amortization of deferred policy acquisition cost, net	125	—
Other operating costs and expenses	384	378
Total benefits and other deductions	2,715	2,526
Earnings (loss) from continuing operations, before income taxes	(573)	2,503
Income tax (expense) benefit	260	(751)
Net earnings (loss)	(313)	1,752
Less: net (earnings) loss attributable to the noncontrolling interest	(118)	(117)
Net Earnings (Loss) Attributable to AXA Equitable	$(431)	$1,635

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(313)	$1,752
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	35	9
Change in unrealized gains (losses), net of reclassification adjustment	144	780
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	—
Total other comprehensive income (loss), net of income taxes	179	789
Comprehensive income (loss)	(134)	2,541
Less: Comprehensive (income) loss attributable to noncontrolling interest	(125)	(120)
Comprehensive Income (Loss) Attributable to AXA Equitable	$(259)	$2,421

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
QUARTERS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,339	5,321
Changes in capital in excess of par value	3	(4)
Capital in excess of par value, end of period	5,342	5,317

Retained earnings, beginning of year	7,842	8,896
Net earnings (loss)	(431)	1,635
Retained earnings, end of period	7,411	10,531

Accumulated other comprehensive income (loss), beginning of year	7	228
Other comprehensive income (loss)	172	786
Accumulated other comprehensive income (loss), end of period	179	1,014
Total AXA Equitable’s equity, end of period	12,934	16,864

Noncontrolling interest, beginning of year	3,085	3,059
Repurchase of AB Holding units	(22)	(4)
Net earnings (loss) attributable to noncontrolling interest	118	117
Dividends paid to noncontrolling interest	(142)	(111)
Other comprehensive income (loss) attributable to noncontrolling interest	7	3
Other changes in noncontrolling interest	(11)	(22)
Noncontrolling interest, end of period	3,035	3,042
Total Equity, End of Period	$15,969	$19,906
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
Net earnings (loss)	$(313)	$1,752
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	548	245
Universal life and investment-type product policy fee income	(896)	(815)
(Increase) decrease in the fair value of the reinsurance contract asset	514	(1,629)
(Income) loss related to derivative instruments	57	(748)
Investment (gains) losses, net	11	(13)
Realized and unrealized (gains) losses on trading securities	(53)	(58)
Non-cash long term incentive compensation expense	8	1
Amortization of deferred sales commission	9	11
Other depreciation and amortization	36	4
Amortization of deferred cost of reinsurance asset	50	9
Amortization of other intangibles	8	7
Changes in:
Variable interest entities	—	—
Net broker-dealer and customer related receivables/payables	288	398
Reinsurance recoverable	(44)	(234)
Segregated cash and securities, net	(310)	(159)
Deferred policy acquisition costs	125	—
Future policy benefits	127	540
Current and deferred income taxes	(327)	750
Other, net	180	129
Net cash provided by (used in) operating activities	18	190

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
QUARTERS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$864	$1,255
Mortgage loans on real estate	209	167
Trading account securities	2,488	1,788
Payment for the purchase/origination of:
Fixed maturities, available for sale	(1,153)	(2,359)
Mortgage loans on real estate	(632)	(692)
Trading account securities	(3,622)	(2,100)
Cash settlements related to derivative instruments	(908)	458
Decrease in loans to affiliates	—	382
Change in short-term investments	254	(94)
Investment in capitalized software, leasehold improvements and EDP equipment	(18)	(20)
Other, net	71	62
Net cash provided by (used in) investing activities	(2,447)	(1,153)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
QUARTERS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,240	$1,660
Withdrawals	(785)	(623)
Transfer (to) from Separate Accounts	176	349
Change in short-term financings	95	(98)
Change in collateralized pledged assets	714	36
Change in collateralized pledged liabilities	208	319
(Decrease) increase in overdrafts payable	50	(91)
Repurchase of AB Holding units	(31)	(40)
Redemptions of non-controlling interests of consolidated VIEs, net	(4)	(48)
Distribution to noncontrolling interests in consolidated subsidiaries	(145)	(111)
Increase (decrease) in Securities sold under agreement to repurchase	(212)	147
(Increase) decrease in securities purchased under agreement to resell	—	(126)
Other, net	—	3
Net cash provided by (used in) financing activities	2,306	1,377
Effect of exchange rate changes on cash and cash equivalents	8	8
Change in cash and cash equivalents	(115)	422
Cash and cash equivalents, beginning of year	2,950	3,063
Cash and Cash Equivalents, End of Period	$2,835	$3,485

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION
The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited Consolidated Financial Statements of AXA Equitable for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
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
At March 31, 2017 and December 31, 2016, AXA Equitable’s economic interest in AB was 29.0% and 29.0%. At March 31, 2017 and December 31, 2016, respectively, AXA and its subsidiaries’ economic interest in AB was 63.8% and 63.7%.
The terms “first quarter 2017” and “first quarter 2016” refer to the three months ended March 31, 2017 and 2016, respectively. The terms “first three months of 2017” and “first three months of 2016” refer to the three months ended March 31, 2017 and 2016, respectively.
Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	SIGNIFICANT ACCOUNTING POLICIES AND OTHER CHANGES
Accounting for Variable Annuities with GMDB and GMIB Features
Future claims exposure on products with guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are sensitive to movements in the equity markets and interest rates. The Company has in place various hedging programs utilizing derivatives that are designed to mitigate the impact of movements in equity markets and interest rates. The accounting for these various hedging programs does not qualify for hedge accounting treatment. As a result, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves and deferred policy acquisition costs (“DAC”) will be recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2016, under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.
GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. The GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. The changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves and DAC for GMIB are recognized over time in accordance with policies described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2016 under “Policyholders’ Account Balances and Future Policy Benefits” and “DAC”. These differences in recognition contribute to earnings volatility.
Adoption of New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance on consolidation of interests held through related parties that are under common control, which alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control. The new guidance amends the recently adopted consolidation guidance analysis. Under the new guidance, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The Company adopted the revised guidance effective January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued new guidance simplifying the transition to the equity method of accounting. The amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investments had been held. The Company adopted the revised guidance effective January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued new guidance on improvements to employee share-based payment accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The Company adopted the revised guidance effective January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In March, 2017, the FASB issued guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date. The new guidance will better align interest income recognition with the manner in which market participants price these instruments.  The new guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted and is to be applied on a modified retrospective basis. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension and post-retirement benefit costs that required bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations and will not be eligible for capitalization. The new guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted and is to be applied retrospectively for changes in the income statement presentation of net benefit cost and prospectively for changes in capitalization eligibility. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
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
At March 31, 2017, the Insurance segment’s General Account held approximately $1,196 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a “variable interest” in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as “Other equity investments”

and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $161,127 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,196 million at March 31, 2017. Except for approximately $692 million of unfunded commitments at March 31, 2017, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
AB regularly provides seed capital to new company-sponsored investment funds. As such, it may consolidate or de-consolidate a variety of company-sponsored investment funds each quarter. Due to the similarity of risks related to its involvement with each company-sponsored investment fund, disclosures required under the VIE model are aggregated, such as those disclosures regarding the carrying amount and classification of assets.
AB is not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle its own liabilities. AB’s exposure to loss with respect to consolidated company-sponsored investment funds is limited to its investment in, and its management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB. The balances of consolidated VIEs and VOEs included in the Company’s balance sheet at March 31, 2017 were assets of $1,095 million, liabilities of $398 million, Redeemable noncontrolling interest of $395 million, Equity attributable to the Company of $78 million and $33 million attributable to non-redeemable noncontrolling interest. The balances of consolidated VIEs and VOEs included in the Company’s balance sheet at December 31, 2016 were assets of $956 million, liabilities of $293 million, Redeemable noncontrolling interest of $384 million, Equity attributable to the Company of $71 million and $35 million attributable to non-redeemable noncontrolling interest.
As of March 31, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $49,300 million, and AB’s maximum risk of loss is its investment of $24 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Revision of Prior Period Financial Statements

During the first quarter of 2017 management identified errors in its previous financial statements. These errors primarily related to errors in the calculation of policyholders’ benefit reserves for one of the Company’s variable annuity products with indexed-linked features and the calculation of DAC amortization for certain VISL products. Management evaluated the impact of these errors both individually and in the aggregate and concluded they were not material to any previously reported annual financial statements. However, as the errors would likely be material to the 2017 annual results, management has revised the consolidated balance sheet as of and for the year ended December 31, 2016 and 2015 and the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and of cash flows for the years ended December 31, 2016, 2015 and 2014 and for the quarter ended March 31, 2016, included herein, to include the revisions discussed above and all previously recorded out of period adjustments in each of the applicable periods for comparability purposes. The impacts of these revisions to each of the previously reported consolidated statements are disclosed below.

The following table presents the effects of the revision to the Company’s previously reported consolidated statements of earnings (loss), comprehensive income (loss), statements of equity and statements of cash flows for the first quarter ended March 31, 2016:

	As previously reported	Adjustments	As Revised
	(In Millions)

Statements of Earnings (Loss):
Revenues:
Universal life and investment-type product policy fee income	$901	$(86)	$815
Premiums	126	89	215
Increase (decrease in the fair value of the GMIB reinsurance contract asset	1,637	(8)	1,629
Total Revenues	5,034	(5)	5,029
Benefits and other deductions:
Policyholders' benefits	1,150	(32)	1,118
Interest credited to Policyholder's Account Balances	277	(32)	245
Amortization of deferred policy acquisition costs	(10)	10	—
Total benefits and other deductions	2,580	(54)	2,526

Earnings (loss) from operations, before income taxes	2,454	49	2,503
Income tax (expense) benefit	(734)	(17)	(751)

Net earnings (loss)	1,720	32	1,752

Net Earnings (Loss) Attributable to AXA Equitable	$1,603	$32	$1,635

Statements of Comprehensive Income (Loss):

Net earnings (loss)	$1,720	$32	$1,752
Comprehensive income (loss)	2,509	32	2,541
Comprehensive Income (Loss) Attributable to AXA Equitable	$2,389	$32	$2,421

Statements of Equity:

Retained earnings, beginning of year	$8,958	$(62)	$8,896
Net earnings (loss)	1,603	32	1,635
Retained earnings, end of period	10,561	(30)	10,531

Total AXA Equitable’s equity, end of period	16,894	(30)	16,864

Noncontrolling interest, beginning of year	3,086	(27)	3,059
Noncontrolling interest, end of period	3,069	(27)	3,042

Total Equity, End of Period	$19,963	$(57)	$19,906

	As previously reported	Adjustments	As Revised
	(In Millions)

Statements of Cash flows:
Cash flow from operating activities:
Net earnings (loss)	$1,720	$32	$1,752
Universal life and investment-type product policy fee income	(901)	86	(815)
Interest credited to policyholders’ account balances	277	(32)	245
(Increase) decrease in the fair value of the reinsurance contract asset	(1,637)	8	(1,629)
Realized and unrealized (gains) losses on trading securities	(66)	8	(58)
Changes in:
Variable interest entities	(2)	2	—
Future policy benefits	572	(32)	540
Reinsurance recoverable	(145)	(89)	(234)
Deferred Policy Acquisition costs	(10)	10	—
Current and deferred income taxes	733	17	750
Accounts payable and accrued expenses	(2)	2	—
Other	50	79	129
Net cash provided by (used in) operating activities	$99	$91	$190

Cash flows from financing activities:
(Decrease) increase in overdrafts payable	—	(91)	(91)
Net cash provided by (used in) financing activities	$1,468	$(91)	$1,377

The following table presents the effects of the revision to the Company's previously reported consolidated balance sheets as of December 31, 2016 and 2015:

	As previously reported		Adjustments		As Revised
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(In Millions)

Assets:
DAC	$4,301	$4,469	$(86)	$(5)	$4,215	$4,464
Amounts due from reinsurers	4,635	4,466	—	21	4,635	4,487
Guaranteed minimum income benefit reinsurance asset, at fair value	10,309	10,570	—	8	10,309	10,578
Other assets	4,260	4,634	—	13	4,260	4,647
Total Assets	$203,764	$194,626	$(86)	$37	$203,678	$194,663

Liabilities:
Policyholders' account balance	$38,782	$33,033	$60	$(120)	$38,842	$32,913
Future policyholders' benefits and other policyholders' liabilities	25,358	24,531	69	288	25,427	24,819
Current and deferred taxes	3,816	4,647	(74)	10	3,742	4,657
Other liabilities	2,108	2,586	—	(52)	2,108	2,534
Total Liabilities	186,945	177,018	55	126	187,000	177,144
Equity:
Retained Earnings	7,983	8,958	(141)	(62)	7,842	8,896
AXA Equitable Equity	13,331	14,509	(141)	(62)	13,190	14,447
Noncontrolling interest	3,085	3,086	—	(27)	3,085	3,059
Equity	16,416	17,595	(141)	(89)	16,275	17,506

Total Liabilities and Equity	$203,764	$194,626	$(86)	$37	$203,678	$194,663

The following table presents the effects of the revision to the Company’s previously reported consolidated statements of earnings (loss), statements comprehensive income (loss), statements of equity and cash flows for the years ended December 31, 2016, 2015 and 2014:

	As previously reported			Adjustments			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Millions)

Statements of Earnings (Loss):
Revenues:
Universal life and investment-type product policy fee income	$3,423	$3,208	$3,115	$12	$133	$67	$3,435	$3,341	$3,182
Premiums	880	854	874	—	—	—	880	854	874
Increase (decrease in the fair value of the GMIB reinsurance contract asset	(261)	(141)	3,964	(8)	—	(2)	(269)	(141)	3,962
Total Revenues	9,705	9,819	15,640	4	133	65	9,709	9,952	15,705
Benefits and other deductions:
Policyholders' benefits	2,893	2,799	3,708	(39)	67	366	2,854	2,866	4,074
Interest credited to Policyholder's Account Balances	1,555	978	1,186	100	(72)	(109)	1,655	906	1,077
Amortization of deferred policy acquisition costs	162	(331)	(413)	81	19	38	243	(312)	(375)
Other operating costs and expenses	1,458	1,415	1,692	—	82	(24)	1,458	1,497	1,668
Total benefits and other deductions	9,274	8,169	9,525	142	96	271	9,416	8,265	9,796

Earnings (loss) from operations, before income taxes	431	1,650	6,115	(138)	37	(206)	293	1,687	5,909
Income tax (expense) benefit	113	(186)	(1,695)	86	(11)	73	199	(197)	(1,622)

Net earnings (loss)	544	1,464	4,420	(52)	26	(133)	492	1,490	4,287

Less: net (earnings) loss attributable to the noncontrolling interest	(469)	(403)	(387)	(27)	—	—	(496)	(403)	(387)

Net Earnings (Loss) Attributable to AXA Equitable	$75	$1,061	$4,033	$(79)	$26	$(133)	$(4)	$1,087	$3,900

Statements of Comprehensive Income (Loss):

Net earnings (loss)	$544	$1,464	$4,420	$(52)	$26	$(133)	$492	$1,490	$4,287
Comprehensive income (loss)	306	554	5,345	(52)	26	(133)	254	580	5,212
Less: Comprehensive (income) loss attributable to noncontrolling interest	(452)	(388)	(358)	(27)	—	—	(479)	(388)	(358)
Comprehensive Income (Loss) Attributable to AXA Equitable	$(146)	$166	$4,987	$(79)	$26	$(133)	$(225)	$192	$4,854

	As previously reported			Adjustments			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Millions)
Statements of Equity:

Capital in excess of par value, beginning of year	$5,321	$5,957	$5,934	$—	$—	$(26)	$5,321	$5,957	$5,908
Deferred tax on dividend of AB Units	—	(35)	(26)	—	—	26	—	(35)	—
Capital in excess of par value, end of year	5,339	5,321	5,957	—	—	—	5,339	5,321	5,957

Retained earnings, beginning of year	$8,958	$8,809	$5,205	$(62)	$(88)	$(3)	$8,896	$8,721	$5,202
Stockholder dividends	(1,050)	912	(429)	—	—	48	$(1,050)	$912	$(381)
Net earnings (loss)	75	1,061	4,033	(79)	26	(133)	(4)	1,087	3,900
Retained earnings, end of period	7,983	8,958	8,809	(141)	(62)	(88)	7,842	8,896	8,721

Total AXA Equitable’s equity, end of period	13,331	14,509	15,119	(141)	(62)	(88)	13,190	14,447	15,031

Noncontrolling interest, beginning of year	3,086	2,989	2,903	(27)	(27)	21	3,059	2,962	2,924
Net earnings (loss) attributable to noncontrolling interest	464	403	387	27	—	—	491	403	387
Dividend of AB Units by AXA Equitable to AXA Financial	—	145	48	—	—	(48)	—	145	—
Noncontrolling interest, end of year	3,085	3,086	2,989	—	(27)	(27)	3,085	3,059	2,962

Total Equity, End of Period	$16,416	$17,595	$18,108	$(141)	$(89)	$(88)	$16,275	$17,506	$18,020

Statements of Cash flows:
Cash flow from operating activities:
Net earnings (loss)	$544	$1,464	$4,420	$(52)	$26	$(133)	$492	$1,490	$4,287
Universal life and investment-type product policy fee income	(3,423)	(3,208)	(3,115)	(12)	(133)	(67)	(3,435)	(3,341)	(3,182)
Interest credited to policyholders’ account balances	1,555	978	1,186	100	(72)	(109)	1,655	906	1,077
(Increase) decrease in the fair value of the reinsurance contract asset	261	141	(3,964)	8	—	2	269	141	(3,962)
Amortization of deferred cost of reinsurance asset	159	39	302	—	82	(24)	159	121	278
Changes in:
Future policy benefits	783	934	1,647	(39)	67	366	744	1,001	2,013

	As previously reported			Adjustments			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Millions)
Deferred Policy Acquisition costs	162	(331)	(413)	81	19	38	243	(312)	(375)
Current and deferred income taxes	(771)	258	1,448	(86)	11	(73)	(857)	269	1,375
Other	31	111	(98)	—	82	39	31	193	(59)
Net cash provided by (used in) operating activities	$(461)	$(244)	$(639)	$—	$82	$39	$(461)	$(162)	$(600)

Cash flows from financing activities:
Policyholders' accounts balance deposits	$9,342	$5,757	$6,011	$404	$484	$494	$9,746	$6,241	$6,505
Policyholders' accounts balance transfer (to) from Separate Accounts	1,606	1,045	815	(404)	(484)	(494)	1,202	561	321
(Decrease) increase in overdrafts payable	(85)	—	—	—	(82)	(39)	(85)	(82)	(39)
Net cash provided by (used in) financing activities	$5,751	$3,034	$3,843	$—	$(82)	$(39)	$5,751	$2,952	$3,804

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
March 31, 2017:
Fixed Maturity Securities:
Public corporate	$12,699	$690	$72	$13,317	$—
Private corporate	7,147	278	54	7,371	—
U.S. Treasury, government and agency	10,675	237	582	10,330	—
States and political subdivisions	419	63	2	480	—
Foreign governments	334	29	8	355	—
Commercial mortgage-backed	373	21	53	341	4
Residential mortgage-backed(1)	279	18	—	297	—
Asset-backed(2)	43	15	1	57	3
Redeemable preferred stock	502	47	1	548	—
Total Fixed Maturities	32,471	1,398	773	33,096	7
Equity securities	174	1	—	175	—
Total at March 31, 2017	$32,645	$1,399	$773	$33,271	$7
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$12,418	$675	$81	$13,012	$—
Private corporate	6,880	215	55	7,040	—
U.S. Treasury, government and agency	10,739	221	624	10,336	—
States and political subdivisions	432	63	2	493	—
Foreign governments	375	29	14	390	—
Commercial mortgage-backed	415	28	72	371	7
Residential mortgage-backed(1)	294	20	—	314	—
Asset-backed(2)	51	10	1	60	3
Redeemable preferred stock	519	45	10	554	—
Total Fixed Maturities	32,123	1,306	859	32,570	10
Equity securities	113	—	—	113	—
Total at December 31, 2016	$32,236	$1,306	$859	$32,683	$10

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at March 31, 2017 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2017

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,564	$1,584
Due in years two through five	7,954	8,381
Due in years six through ten	9,142	9,280
Due after ten years	12,614	12,608
Subtotal	31,274	31,853
Commercial mortgage-backed securities	373	341
Residential mortgage-backed securities	279	297
Asset-backed securities	43	57
Redeemable preferred stock	502	548
Total	$32,471	$33,096
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the first quarters of 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Proceeds from sales	$414	$389
Gross gains on sales	$19	$19
Gross losses on sales	$(20)	$(21)
Total OTTI	$—	$(17)
Non-credit losses recognized in OCI	—	—
Credit losses recognized in earnings (loss)	$—	$(17)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2017	2016
	(In Millions)
Balances, beginning of period	$(190)	$(198)
Previously recognized impairments on securities that matured, paid, prepaid or sold	43	34
Recognized impairments on securities impaired to fair value this period(1)	—	(17)
Impairments recognized this period on securities not previously impaired	—	—
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at March 31,	$(147)	$(181)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$20	$19
All other	605	428
Equity securities	1	—
Net Unrealized Gains (Losses)	$626	$447

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	49	—	—	—	49
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(48)	—	—	—	(48)
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	5	—	5
Balance, March 31, 2017	$20	$—	$(5)	$(5)	$10
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	10	—	—	—	10
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(17)	—	—	—	(17)
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	1	1
Policyholders’ liabilities	—	—	4	—	4
Balance, March 31, 2016	$9	$—	$—	$(4)	$5

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2017	$428	$(87)	$(189)	$(53)	$99
Net investment gains (losses) arising during the period	166	—	—	—	166
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	12	—	—	—	12
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(21)	—	—	(21)
Deferred income taxes	—	—	—	(74)	(74)
Policyholders’ liabilities	—	—	54	—	54
Balance, March 31, 2017	$606	$(108)	$(135)	$(127)	$236
Balance, January 1, 2016	$674	$(82)	$(213)	$(133)	$246
Net investment gains (losses) arising during the period	1,262	—	—	—	1,262
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	16	—	—	—	16
Excluded from Net earnings (loss)(1)	23	—	—	—	23
Impact of net unrealized investment gains (losses) on:
DAC	—	25	—	—	25
Deferred income taxes	—	—	—	(432)	(432)
Policyholders’ liabilities	—	—	(93)	—	(93)
Balance, March 31, 2016	$1,975	$(57)	$(306)	$(565)	$1,047

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 769 issues at March 31, 2017 and the 794 issues at December 31, 2016 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
March 31, 2017:
Fixed Maturity Securities:
Public corporate	$2,511	$66	$129	$6	$2,640	$72
Private corporate	1,256	37	252	17	1,508	54
U.S. Treasury, government and agency	4,626	582	—	—	4,626	582
States and political subdivisions	—	—	18	2	18	2
Foreign governments	39	2	34	6	73	8
Commercial mortgage-backed	50	1	177	52	227	53
Residential mortgage-backed	29	—	4	—	33	—
Asset-backed	3	—	8	1	11	1
Redeemable preferred stock	47	1	12	—	59	1
Total	$8,561	$689	$634	$84	$9,195	$773
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$2,455	$75	$113	$6	$2,568	$81
Private corporate	1,483	38	277	17	1,760	55
U.S. Treasury, government and agency	5,356	624	—	—	5,356	624
States and political subdivisions	—	—	18	2	18	2
Foreign governments	73	3	49	11	122	14
Commercial mortgage-backed	66	5	171	67	237	72
Residential mortgage-backed	47	—	4	—	51	—
Asset-backed	4	—	8	1	12	1
Redeemable preferred stock	218	9	12	1	230	10
Total	$9,702	$754	$652	$105	$10,354	$859
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2017 and December 31, 2016 were $172 million and $169 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2017 and December 31, 2016, respectively, approximately $1,584 million and $1,574 million, or 4.9% and 4.9%, of the $32,471 million and $32,123 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $10 million and $28 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, respectively, the $84 million and $105 million of gross unrealized losses of twelve months or more were concentrated in U.S. Treasury securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either March 31, 2017 or 2016.

At March 31, 2017 and December 31, 2016, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At March 31, 2017, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $4 million.
For the first quarters of 2017 and 2016, investment income is shown net of investment expenses of $19 million and $16 million, respectively.
At March 31, 2017 and December 31, 2016, respectively, the amortized cost of the Company’s trading account securities was $10,303 million and $9,177 million with respective fair values of $10,291 million and $9,134 million. Also at March 31, 2017 and December 31, 2016, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $63 million and $63 million and costs of $47 million and $46 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the first quarters of 2017 and 2016:

Net investment income (loss) from trading securities

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$51	$64
Net investment gains (losses) recognized on securities sold during the period	2	(6)
Unrealized and realized gains (losses) on trading securities arising during the period	53	58
Interest and dividend income from trading securities	40	19
Net investment income (loss) from trading securities	$93	$77
Mortgage Loans
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2017 and December 31, 2016, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $34 million and $34 million, respectively.
Troubled Debt Restructurings
The TDR mortgage loan shown in the table below has been modified six times since 2011. The modifications were to extend the maturity from its original maturity of March 5, 2017 to May 4, 2017 to provide additional time to finalize the sale of the remaining loan collateral. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of the majority of the underlying collateral and $32 million from a charge-off. The remaining $15 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow, supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications
March 31, 2017

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	15	15
There were no default payments on the above loan during the first quarter of 2017.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for commercial mortgage loans for the first quarters of 2017 and 2016 was as follows:

	2017	2016
Allowance for credit losses:	(In Millions)
Beginning balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	—
Provision	—	1
Ending balance, March 31,	$8	$7

March 31, Individually Evaluated for Impairment	$8	$7
There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2017 and 2016.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at March 31, 2017 and December 31, 2016, before adjustments for valuation allowance. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2017

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$726	$95	$303	$55	$—	$—	$1,179
50% - 70%	3,701	492	768	674	76	—	5,711
70% - 90%	282	19	252	127	28	46	754
90% plus	—	—	27	15	—	—	42
Total Commercial Mortgage Loans	$4,709	$606	$1,350	$871	$104	$46	$7,686
Agricultural Mortgage Loans(1)
0% - 50%	$255	$140	$296	$468	$290	$52	$1,501
50% - 70%	128	56	208	345	220	39	996
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$196	$506	$817	$510	$91	$2,503
Total Mortgage Loans(1)
0% - 50%	$981	$235	$599	$523	$290	$52	$2,680
50% - 70%	3,829	548	976	1,019	296	39	6,707
70% - 90%	282	19	254	131	28	46	760
90% plus	—	—	27	15	—	—	42
Total Mortgage Loans	$5,092	$802	$1,856	$1,688	$614	$137	$10,189

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$738	$95	$59	$56	$—	$—	$948
50% - 70%	3,217	430	673	1,100	76	—	5,496
70% - 90%	282	65	229	127	28	46	777
90% plus	—	—	28	15	—	—	43
Total Commercial Mortgage Loans	$4,237	$590	$989	$1,298	$104	$46	$7,264
Agricultural Mortgage Loans(1)
0% - 50%	$254	$138	$296	$468	$286	$49	$1,491
50% - 70%	141	57	209	333	219	45	1,004
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$395	$195	$507	$805	$505	$94	$2,501
Total Mortgage Loans(1)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2017 and December 31, 2016, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(In Millions)
March 31, 2017
Commercial	$—	$—	$—	$—	$7,686	$7,686	$—
Agricultural	2	8	19	29	2,474	2,503	19
Total Mortgage Loans	$2	$8	$19	$29	$10,160	$10,189	$19
December 31, 2016
Commercial	$—	$—	$—	$—	$7,264	$7,264	$—
Agricultural	9	2	6	17	2,484	2,501	6
Total Mortgage Loans	$9	$2	$6	$17	$9,748	$9,765	$6

The following table provides information regarding impaired mortgage loans at March 31, 2017 and December 31, 2016, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
March 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$15	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$15	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$—
December 31, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$22	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$22	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$48	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$48	$2

(1)	Represents a four-quarter average of recorded amortized cost.
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
Derivatives utilized to hedge risks associated with interest-rate risk arising from issuance of funding agreements
The Company issues fixed and floating rate funding agreements to fund originated non-recourse commercial real estate mortgage loans, the terms of which may result in short term economic interest rate risk between mortgage loan commitment and mortgage loan funding. The company uses forward interest-rate swaps to protect against interest rate fluctuations during this period.  Realized gains and losses from the forward interest rate swaps are amortized over the life of the loan in interest credited to policyholder’s account balances.
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

Periodically, the Company enters into derivatives on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned from the Company’s Separate Account products.

Derivatives utilized for General Account Investment Portfolio

The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
Periodically, the Company purchases TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty, in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At March 31, 2017 and December 31, 2016, respectively, the Company’s unrealized gains (losses) related to this program were $94 million and $97 million and reported in AOCI.
The Company hedges a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss) from derivative instruments.
During third quarter 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements.  As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale.  In 2016, the Company derecognized approximately $995 million U.S. Treasury securities for which the Company received proceeds of approximately $1,007 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At March 31, 2017, the aggregate fair value of  U.S. Treasury securities derecognized under this program was approximately $852 million. Reported in Other invested assets in the Company's balance sheet at March 31, 2017 is approximately $102 million, representing the fair value of the total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2017			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$4,655	$1	$2	$(212)
Swaps	4,017	3	123	(241)
Options	12,757	2,336	1,157	302
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	18,227	243	385	108
Futures	8,223	—	—	(19)
Credit contracts:(1)
Credit default swaps	2,752	23	11	6
Other freestanding contracts:(1)
Cross currency swaps	870	36	14	(1)
Margin	—	84	8	—
Collateral	—	68	1,024	—
Net investment income (loss)				(57)
Embedded derivatives:
GMIB reinsurance contracts	—	9,795	—	(514)
GIB and GWBL and Other Features(2)	—	—	106	(58)
SCS, SIO, MSO and IUL indexed features(3)	—	—	1,099	(301)
Total	$51,501	$12,589	$3,929	$(930)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2016			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,086	$1	$1	$(86)
Swaps	3,529	13	67	(9)
Options	11,465	2,114	1,154	34
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,933	246	1,163	851
Futures	6,926	—	—	(46)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,757	20	15	1
Other freestanding contracts:(1)
Foreign currency contracts	730	52	6	(1)
Margin		107	6	—
Collateral		712	748	—
Net investment income (loss)				748
Embedded derivatives:
GMIB reinsurance contracts	—	10,309	—	1,637
GIB and GWBL and Other Features(2)	—	—	164	(81)
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(33)
Total	$50,926	$13,585	$4,211	$2,271

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at March 31, 2017 are exchange-traded and net settled daily in cash. At March 31, 2017, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $191 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $21 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million.
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
At March 31, 2017 and December 31, 2016, respectively, the Company held $1,024 million and $755 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at March 31, 2017 and December 31, 2016, respectively, were $47 million and $700 million, for which the Company posted collateral of $68 million and $820 million at March 31, 2017 and December 31, 2016, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Margin
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $82 million and gross derivative liabilities by $8 million.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At March 31, 2017 and December 31, 2016, there were no balances outstanding under reverse repurchase transactions. At March 31, 2017 and December 31, 2016, the balance outstanding under securities repurchase transactions was $1,784 million and $1,996 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 12.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2017.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At March 31, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$2,339	$1,279	$1,060
Interest rate contracts	242	384	(142)
Credit contracts	22	11	11
Currency	30	9	21
Margin	84	8	76
Collateral	68	1,024	(956)
Total Derivatives, subject to an ISDA Master Agreement	2,785	2,715	70
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	2,785	2,715	70
Other financial instruments	1,976	(6)	1,982
Other invested assets	$4,761	$2,709	$2,052
Securities purchased under agreement to resell	$—	$—	$—
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,279	$1,279	$—
Interest rate contracts	384	384	—
Credit contracts	11	11	—
Currency	9	9	—
Margin	—	—	—
Collateral	1,024	1,024	—
Total Derivatives, subject to an ISDA Master Agreement	2,707	2,707	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	2,707	2,707	—
Other financial liabilities	2,271	—	2,271
Other liabilities	$4,978	$2,707	$2,271
Securities sold under agreement to repurchase(3)	$1,782	$—	$1,782

(1)
Excludes Investment Management segment’s $33 million net derivative assets (including derivative assets of consolidated VIEs), $2 million long exchange traded options and $147 million of securities borrowed.

(2)	Excludes Investment Management segment’s $15 million net derivative liabilities (including derivative liabilities of consolidated VIEs) and $1 million short exchange traded options.

(3)	Excludes expense of $2 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2017.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At March 31, 2017

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$51	$—	$(49)	$2
Counterparty B	(22)	—	25	3
Counterparty C	(7)	—	24	17
Counterparty D	159	—	(160)	(1)
Counterparty E	17	—	(16)	1
Counterparty F	84	—	(80)	4
Counterparty G	262	—	(261)	1
Counterparty H	188	—	(188)	—
Counterparty I	(16)	—	17	1
Counterparty J	(72)	—	77	5
Counterparty K	94	—	(93)	1
Counterparty L	(2)	—	2	—
Counterparty M	53	—	(39)	14
Counterparty N	—	—	—	—
Counterparty Q	12	—	(11)	1
Counterparty T	17	—	(17)	—
Counterparty U	15	—	(1)	14
Counterparty V	118	—	(111)	$7
Total derivatives	$951	$—	$(881)	$70
Other financial instruments	1,982	—	—	1,982
Other invested assets	$2,933	$—	$(881)	$2,052
Securities purchased under agreement to resell	$—	$—	$—	$—
LIABILITIES:(2)
Counterparty D	$891	$(877)	$(11)	$3
Counterparty M	274	(274)	(2)	(2)
Counterparty C	268	(262)	(4)	2
Counterparty H	110	(108)	(2)	—
Counterparty W	239	(235)	(3)	1
Securities sold under agreement to repurchase (3)	$1,782	$(1,756)	$(22)	$4

(1)
Excludes Investment Management segment’s cash collateral received of $1 million related to derivative assets (including those related to derivative assets of consolidated VIEs) and $147 million related to securities borrowed.

(2)	Excludes Investment Management segment’s cash collateral pledged of $13 million related to derivative liabilities (including those related to derivative liabilities of consolidated VIEs).

(3)	Excludes expense of $2 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at March 31, 2017.
Repurchase Agreement Accounted for as Secured Borrowings(1)

	At March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase(2)
U.S. Treasury and agency securities	$—	$1,782	$—	$—	$1,782
Total	$—	$1,782	$—	$—	$1,782
Securities purchased under agreement to resell
Corporate securities	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

(1)	Excludes Investment Management segment’s $147 million of securities borrowed.

(2)	Excludes expense accrual of $2 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s offsetting financial assets and liabilities and derivative instruments at December 31, 2016.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At December 31, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$2,128	$1,219	$909
Interest rate contracts	253	1,162	(909)
Credit contracts	20	14	6
Currency	48	1	47
Margin	107	6	101
Collateral	712	747	(35)
Total Derivatives, subject to an ISDA Master Agreement	3,268	3,149	119
Total Derivatives, not subject to an ISDA Master Agreement	4	—	4
Total Derivatives	3,272	3,149	123
Other financial instruments	2,063	—	2,063
Other invested assets	$5,335	$3,149	$2,186
Securities purchased under agreement to resell	$—	$—	$—
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,219	$1,219	$—
Interest rate contracts	1,162	1,162	—
Credit contracts	14	14	—
Currency	1	1	—
Margin	6	6	—
Collateral	747	747	—
Total Derivatives, subject to an ISDA Master Agreement	3,149	3,149	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,149	3,149	—
Other financial liabilities	2,108	—	2,108
Other liabilities	$5,257	$3,149	$2,108
Securities sold under agreement to repurchase(3)	$1,992	$—	$1,992

(1)
Excludes Investment Management segment’s $13 million net derivative assets(including derivative assets of consolidated VIEs), $3 million long exchange traded options and $83 million of securities borrowed.

(2)
Excludes Investment Management segment’s $11 million net derivative liabilities(including derivative liabilities of consolidated VIEs), $1 million short exchange traded options and $10 million of securities loaned.

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2016.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2016

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$46	$—	$(48)	$(2)
Counterparty B	(128)	—	132	4
Counterparty C	(116)	—	138	22
Counterparty D	182	—	(176)	6
Counterparty E	(65)	—	83	18
Counterparty F	(3)	—	16	13
Counterparty G	219	—	(214)	5
Counterparty H	104	—	(110)	(6)
Counterparty I	(188)	—	203	15
Counterparty J	(93)	—	115	22
Counterparty K	92	—	(96)	(4)
Counterparty L	(3)	—	3	—
Counterparty M	(105)	—	120	15
Counterparty N	4	—	—	4
Counterparty Q	10	—	(11)	(1)
Counterparty T	—	—	2	2
Counterparty U	1	—	10	11
Counterparty V	96	—	(101)	(5)
Total Derivatives	$53	$—	$66	$119
Other financial instruments	2,067	—	—	2,067
Other invested assets	$2,120	$—	$66	$2,186
Counterparty M	$—	$—	$—	$—
Counterparty V	—	—	—	—
Securities purchased under agreement to resell	$—	$—	$—	$—
LIABILITIES(2)
Counterparty D	$767	$(767)	$—	$—
Counterparty M	410	(410)	—	—
Counterparty C	302	(296)	(2)	4
Counterparty W	513	(513)	—	—
Securities sold under agreement to repurchase(3)	$1,992	$(1,986)	$(2)	$4

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
Summarized financial information for the Closed Block follows:

	March 31, 2017	December 31, 2016
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,107	$7,179
Policyholder dividend obligation	38	52
Other liabilities	151	43
Total Closed Block liabilities	7,296	7,274
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,162 and $3,884)	4,322	4,025
Mortgage loans on real estate	1,789	1,623
Policy loans	814	839
Cash and other invested assets	22	444
Other assets	206	181
Total assets designated to the Closed Block	7,153	7,112
Excess of Closed Block liabilities over assets designated to the Closed Block	143	162
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $(38) and $(52)	132	100
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$275	$262

Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
REVENUES:
Premiums and other income	$58	$63
Net investment income (loss)	83	89
Net investment gains (losses)	(15)	1
Total revenues	126	153
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	155	136
Other operating costs and expenses	—	—
Total benefits and other deductions	155	136
Net revenues (loss) before income taxes	(29)	17
Income tax (expense) benefit	10	(6)
Net Revenues (Losses)	$(19)	$11
Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Balances, beginning of year	$52	$81
Unrealized investment gains (losses), net of DAC	(14)	79
Balances, End of Period	$38	$160

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the Balance Sheet in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2017	$3,212	$5,577	$8,789
Paid guarantee benefits	(89)	(34)	(123)
Other changes in reserve	140	210	350
Balance at March 31, 2017	$3,263	$5,753	$9,016
Balance at January 1, 2016	$2,986	$5,297	$8,283
Paid guarantee benefits	(97)	(188)	(285)
Other changes in reserve	195	509	704
Balance at March 31, 2016	$3,084	$5,618	$8,702
Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Balance, beginning of year	$1,558	$1,430
Paid guarantee benefits	(43)	(47)
Other changes in reserve	69	116
Balance, End of Period	$1,584	$1,499
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2017 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,723	$118	$71	$216	$14,128
Separate Accounts	$42,157	$9,135	$3,452	$34,569	$89,313
Net amount at risk, gross	$201	$91	$2,183	$16,136	$18,611
Net amount at risk, net of amounts reinsured	$201	$63	$1,498	$6,833	$8,595
Average attained age of contractholders	51.3	66.0	72.5	67.7	55.1
Percentage of contractholders over age 70	9.4%	37.7%	61.0%	43.9%	17.5%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$30	$315	$345
Separate Accounts	N/A	N/A	$18,996	$40,297	$59,293
Net amount at risk, gross	N/A	N/A	$1,034	$6,526	$7,560
Net amount at risk, net of amounts reinsured	N/A	N/A	$319	$1,627	$1,946
Weighted average years remaining until annuitization	N/A	N/A	1.6	1.1	1.2
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At March 31, 2017, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.7% and 50.1%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 17.7% and 56.6%, respectively, of its current liability exposure resulting from the GMIB feature.
The liability for SCS, SIO, MSO and IUL indexed features and the GIB and GWBL and other features, not included above, was $1,204 million and $1,051 million at March 31, 2017 and December 31, 2016, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2017	December 31, 2016
	(In Millions)
GMDB:
Equity	$71,981	$69,625
Fixed income	2,450	2,483
Balanced	14,547	14,434
Other	335	348
Total	$89,313	$86,890
GMIB:
Equity	$47,357	$45,931
Fixed income	1,647	1,671
Balanced	10,140	10,097
Other	149	149
Total	$59,293	$57,848
C) Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At March 31, 2017, the total account value and net amount at risk of the hedged variable annuity contracts were $53,173 million and $7,534 million, respectively, with the GMDB feature and $39,632 million and $2,994 million, respectively, with the GMIB and GIB feature.
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

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2017	$1,202	$(623)	$579
Other changes in reserves	33	3	36
Balance at March 31, 2017	$1,235	$(620)	$615
Balance at January 1, 2016	$1,084	$(539)	$545
Other changes in reserves	50	(22)	28
Balance at March 31, 2016	$1,134	$(561)	$573

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill equity real estate held for production of income, and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At March 31, 2017 and December 31, 2016, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at March 31, 2017

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$13,289	$28	$13,317
Private Corporate	—	6,385	986	7,371
U.S. Treasury, government and agency	—	10,330	—	10,330
States and political subdivisions	—	438	42	480
Foreign governments	—	355	—	355
Commercial mortgage-backed	—	17	324	341
Residential mortgage-backed(1)	—	297	—	297
Asset-backed(2)	—	26	31	57
Redeemable preferred stock	228	319	1	548
Subtotal	228	31,456	1,412	33,096
Other equity investments	53	—	5	58
Trading securities	439	9,852	—	10,291
Other invested assets:
Short-term investments	—	250	—	250
Assets of consolidated VIEs/VOEs	506	242	10	758
Swaps	—	(240)	—	(240)
Credit Default Swaps	—	12	—	12
Futures	(1)	—	—	(1)
Options	—	1,179	—	1,179
Floors	—	—	—	—
Currency Contracts	—	—	—	—
Subtotal	505	1,443	10	1,958
Cash equivalents	1,264	—	—	1,264
Segregated securities	—	1,256	—	1,256
GMIB reinsurance contract asset	—	—	9,795	9,795
Separate Accounts’ assets	111,549	2,831	325	114,705
Total Assets	$114,038	$46,838	$11,547	$172,423
Liabilities
GWBL and Other Features’ liability	$—	$—	$106	$106
SCS, SIO, MSO and IUL indexed features’ liability	—	1,099	—	1,099
Liabilities of consolidated VIEs/VOEs	382	5	—	387
Contingent payment arrangements	—	—	17	17
Total Liabilities	$382	$1,104	$123	$1,609

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2016

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$12,984	$28	$13,012
Private Corporate	—	6,223	817	7,040
U.S. Treasury, government and agency	—	10,336	—	10,336
States and political subdivisions	—	451	42	493
Foreign governments	—	390	—	390
Commercial mortgage-backed	—	22	349	371
Residential mortgage-backed(1)	—	314	—	314
Asset-backed(2)	—	36	24	60
Redeemable preferred stock	218	335	1	554
Subtotal	218	31,091	1,261	32,570
Other equity investments	3	—	5	8
Trading securities	478	8,656	—	9,134
Other invested assets:
Short-term investments	—	574	—	574
Assets of consolidated VIEs	342	205	6	553
Swaps	—	(925)	—	(925)
Credit Default Swaps	—	5	—	5
Options	—	960	—	960
Floors	—	11	—	11
Subtotal	342	830	6	1,178
Cash equivalents	1,529	—	—	1,529
Segregated securities	—	946	—	946
GMIB reinsurance contract asset	—	—	10,309	10,309
Separate Accounts’ assets	108,085	2,818	313	111,216
Total Assets	$110,655	$44,341	$11,894	$166,890
Liabilities:
GWBL and Other Features’ liability	$—	$—	$164	$164
SCS, SIO, MSO and IUL indexed features’ liability	—	887	—	887
Liabilities of consolidated VIEs	248	2	—	250
Contingent payment arrangements	—	—	18	18
Total Liabilities	$248	$889	$182	$1,319

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At March 31, 2017 and December 31, 2016, respectively, the fair value of public fixed maturities is approximately $25,139 million and $24,918 million or approximately 15.6% and 16.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2017 and December 31, 2016, respectively, the fair value of private fixed maturities is approximately $7,957 million and $7,652 million or approximately 4.9% and 4.9% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at March 31, 2017 and December 31, 2016, respectively, the net fair value of freestanding derivative positions is approximately $950 million and $51 million or approximately 48.5% and 8.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2017 and December 31, 2016, respectively, investments classified as Level 1 comprise approximately 70.7% and 71.1% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At March 31, 2017 and December 31, 2016, respectively, investments classified as Level 2 comprise approximately 28.2% and 27.9% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2017 and December 31, 2016, respectively, approximately $318 million and $340 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
At March 31, 2017 and December 31, 2016, respectively, investments classified as Level 3 comprise approximately 1.1% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2017 and December 31, 2016, respectively, were approximately $115 million and $111 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $356 million and $373 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2017 and December 31, 2016, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $132 million and $139 million at March 31, 2017 and December 31, 2016, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at March 31, 2017. Equity and fixed income volatilities were modeled to reflect the current market volatility.

The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
In the first quarter of 2017, no AFS fixed maturities were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $15 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at March 31, 2017.
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

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2017 and 2016, respectively:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2017	$845	$42	$—	$349	$—	$24
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	—	—	—	31	—	—
Subtotal	1	—	—	31	—	—
Other comprehensive income (loss)	45	—	—	12	—	4
Purchases	169	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(57)	—	—	(68)	—	(1)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	11	—	—	—	—	4
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2017	$1,014	$42	$—	$324	$—	$31
Balance, January 1, 2016	$420	$45	$1	$503	$—	$40
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(6)	—	—
Subtotal	—	—	—	(6)	—	—
Other comprehensive income (loss)	10	—	—	(12)	—	—
Purchases	62	—	—	—	—	—
Sales	(36)	—	—	(34)	—	(3)
Transfers into Level 3(1)	42	—	—	—	—	—
Transfers out of Level 3(1)	—	—	(1)	(3)	—	—
Balance, March 31, 2016	$498	$45	$—	$448	$—	$37

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2017	$1	$11	$10,309	$313	$164	$18
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	10	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	(540)	—	—	—
Policyholders’ benefits	—	—	—	—	(118)	—
Subtotal	—	—	(540)	10	(118)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	4	40	3	60	—
Sales(4)	—	(1)	(14)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Activity related to consolidated VIEs	—	—	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2017	$1	$15	$9,795	$325	$106	$17
Balance, January 1, 2016	$—	$17	$10,570	$313	$184	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	—	—	7	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	1,598	—	—	—
Policyholders’ benefits	—	—	—	—	30	—
Subtotal	—	—	1,598	7	30	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	2	55	6	51	—
Sales(4)	—	—	(16)	—	—	—
Settlements(5)	—	—	—	(3)	—	(1)
Transfers into Level 3(1)	—	6	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2016	$—	$25	$12,207	$323	$265	$31

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents change in estimates.

The table below details changes in unrealized gains (losses) for the first quarters of 2017 and 2016 by category for Level 3 assets and liabilities still held at March 31, 2017 and 2016, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Three Months of 2017
Held at March 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$41	$—
State and political subdivisions	—	—	—	—	—
Commercial mortgage-backed	—	—	—	12	—
Asset-backed	—	—	—	4	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$57	$—
GMIB reinsurance contracts	—	—	(514)	—	—
Separate Accounts’ assets(1)	—	10	—	—	—
GWBL and other features’ liability	—	—	—	—	(58)
Total	$—	$10	$(514)	$57	$(58)
Level 3 Instruments
First Three Months of 2016
Held at March 31, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$11	$—
State and political subdivisions	—	—	—	—	—
Commercial mortgage-backed	—	—	—	(12)	—
Asset-backed	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$(1)	$—
Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	1,637	—	—
Separate Accounts’ assets(1)	—	7	—	—	—
GWBL and other features’ liability	—	—	—	—	81
Total	$—	$7	$1,637	$(1)	$81

(1)	There is an investment expense that offsets this investment gain (loss).

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$41	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 565 bps
	753	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.3x- 40.0x 7.2%-17.8% 14.0x- 16.5x
Separate Accounts’ assets	306	Third party appraisal	Capitalization rate	4.7%
			Exit capitalization rate	5.7%
			Discount rate	6.6%
	2	Discounted cash flow	Spread over U.S. Treasury curve	253 bps - 492 bps
			Discount factor	4.2%- 6.7%
GMIB reinsurance contract asset	9,795	Discounted cash flow	Lapse Rates	1.5%- 5.7%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 16.0%
			Non-performance risk	5 bps - 16 bps
			Volatility rates - Equity	10.0% - 37.0%
Liabilities:
GIB, GWBL and other features liability	106	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	10.0% - 37.0%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$55	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 565 bps
	636	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	4.3x-25.6x 7.0% - 17.8% 14.0x - 16.5x
Asset-backed	2	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps
Separate Accounts’ assets	295	Third party appraisal	Capitalization rate	4.8%
			Exit capitalization rate	5.7%
			Discount rate	6.6%
	3	Discounted cash flow	Spread over U.S. Treasury curve	273 bps - 512 bps
			Discount factor	1.1% - 7.0%
GMIB reinsurance contract asset	10,309	Discounted Cash flow	Lapse Rates	1.5% - 5.7%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 16.0%
			Non-performance risk	5 bps - 17 bps
			Volatility rates - Equity	11.0%- 38.0%
Liabilities:
GIB, GWBL and other features liability	164	Discounted Cash flow	Lapse Rates	1.0% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	11.0% -38.0%
Excluded from the tables above at March 31, 2017 and December 31, 2016, are approximately $650 million and $594 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 37.1% and 37.5% of total assets classified as Level 3 at March 31, 2017 and December 31, 2016, respectively, and represent only 0.4% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at March 31, 2017 and December 31, 2016, respectively, are approximately $794 million and $691 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 78.3% and 81.8% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2017 and December 31, 2016, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2017 and December 31, 2016, are approximately 0.0% and 8.3%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Assets of VIEs and VOEs classified as Level 3 securities primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Separate Accounts’ assets classified as Level 3 in the table at March 31, 2017 and December 31, 2016, primarily consist of a private real estate fund with a fair value of approximately $306 million and $295 million, a private equity investment with a fair value of approximately $2 million and $1 million and mortgage loans with fair value of approximately $2 million and $2 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $13 million and $4 million at March 31, 2017 and $12 million and $3 million at December 31, 2016, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $17 million and $18 million at March 31, 2017 and December 31, 2016, respectively) were valued using projected AUM growth rates with a weighted average of 18.0% for one acquisition and revenue growth rates and discount rates ranging from 4.0% to 31.0% and 1.4% to 6.4%, respectively, for the three acquisitions.
The carrying values and fair values at March 31, 2017 and December 31, 2016 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
March 31, 2017:
Mortgage loans on real estate	$10,181	$—	$—	$10,138	$10,138
Loans to affiliates	703	—	775	—	775
Policyholders’ liabilities: Investment contracts	2,173	—	—	2,274	2,274
Funding Agreements	2,528	—	2,491	—	2,491
Policy loans	3,325	—	—	4,214	4,214
Short-term debt	608	—	608	—	608
Separate Account Liabilities	6,555	—	—	6,555	6,555
December 31, 2016:
Mortgage loans on real estate	$9,757	$—	$—	$9,608	$9,608
Loans to affiliates	703	—	775	—	775
Policyholders’ liabilities: Investment contracts	2,226	—	—	2,337	2,337
Funding Agreements	2,255	—	2,202	—	2,202
Policy loans	3,361	—	—	4,257	4,257
Short-term debt	513	—	513	—	513
Separate Account Liabilities	6,194	—	—	6,194	6,194
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
Fair values for FHLBNY funding agreements are determined from a matrix pricing model and are internally assessed for reasonableness. The matrix pricing model for FHLBNY funding agreements utilizes an independently-sourced U.S. Treasury curve which is separately sourced from Barclays’ suite of curves.
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

7)	SHARE-BASED COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AB also sponsors its own unit option plans for certain of its employees.
Compensation costs for the first quarters of 2017 and 2016 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Performance Shares	$3,402	$2,218
Stock Options	9	109
AB Stock Options	—	—
AB Restricted Units	7,700	1,200
Other compensation plans(1)	65	(920)
Total Compensation Expenses	$11,176	$2,607

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.
Performance Shares
Settlement of 2014 Grant in 2017. On March 24, 2017, share distributions totaling approximately $21 million were made to active and former AXA Equitable employees in settlement of 1.0 million performance shares earned under the terms of the first tranche of the AXA Performance Share Plan 2014.
AB Long-term Incentive Compensation Plans. During the first quarters of 2017 and 2016, AB purchased 1.3 million and 1.9 million Holding units for $31 million and $40 million respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million and 1.8 million Holding Units for $28 million and $38 million, respectively with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the first quarters of 2017 and 2016, AB granted to employees and eligible Directors 1.1 million and 0.3 million restricted Holding awards. In the first quarters of 2017 and 2016, AB used Holding units repurchased during the period and newly issued Holding units to fund the restricted Holding unit awards.
During the first quarters of 2017 and 2016, AB Holding issued 0.3 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4.5 million and $1.5 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

8)	INCOME TAXES
Income taxes for first quarter 2017 were computed using a discrete effective tax rate method. Management believes the use of the discrete method was more appropriate than the annual effective tax rate method at this time. The estimated annual effective tax rate would not be reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.

9)	LITIGATION
There have been no new material legal proceedings and no material developments in the specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2016, except as set forth below:
Insurance Litigation
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s separate accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the Plaintiff filed a notice of appeal. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable which were subsequently subject to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable’s motion to dismiss the complaint. In April 2017, the Plaintiff filed a notice of appeal.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to AXA Equitable’s cost of insurance (“COI”) increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. The current complaint alleges a claim for breach of contract and a claim that the AXA Equitable made misrepresentations in violation of Section 4226 of the New York Insurance Law (“Section 4226”). Plaintiff seeks (a) with respect to its breach of contract claim, compensatory damages, costs, and, pre- and post-judgment interest, and (b) with respect to its claim concerning Section 4226, a penalty in the amount of premiums paid by the Plaintiff and the putative class. AXA Equitable’s response to the complaint was filed in February 2017. Additionally, a separate putative class action and six individual actions challenging the COI increase have been filed against AXA Equitable.
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

10)	RELATED PARTY TRANSACTIONS
The Company has cost sharing and service agreements with AXA Financial, its subsidiaries and affiliates including agreements related to personnel services, employee benefits, facilities, supplies, equipment, technology, professional development arrangements and investment management services. In addition, the Company has selling agreements to sell insurance products on behalf of affiliates or to have affiliates sell the Company’s insurance products. AB and FMG also act as investment managers for some of the Company’s affiliates and receive investment management fee revenue for the services provided. There have been no material changes in these service agreements from those disclosed in the 2016 Form 10-K.
At March 31, 2017 and December 31, 2016, AXA Equitable’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $8,133 million and $8,574 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums, deposits and fee income to AXA Arizona in the first quarters of 2017 and 2016 related to the Annuity, UL and no lapse guarantee riders totaled approximately $108 million and $107 million, respectively. Ceded claims paid and surrenders in the first quarters of 2017 and 2016 were $56 million and $25 million, respectively.
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

11)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of March 31, 2017 and 2016 follow:

	March 31,
	2017	2016
	(In Millions)
Unrealized gains (losses) on investments	$188	$1,041
Foreign currency translation adjustments	(42)	(50)
Defined benefit pension plans	(46)	(43)
Total accumulated other comprehensive income (loss)	100	948
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	79	66
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$179	$1,014
The components of OCI, net-of-taxes for the first quarters of 2017 and 2016 follow:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$35	$9
(Gains) losses reclassified into net earnings (loss) during the period	—	—
Foreign currency translation adjustment	35	9
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	140	814
(Gains) losses reclassified into net earnings (loss) during the period(1)	(23)	14
Net unrealized gains (losses) on investments	117	828
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	27	(48)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $78 and $427)	144	780
Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for:
Net gain (loss) arising during the period	—	—
Amortization of net prior service cost included in net periodic cost	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0 and $0.	—	—
Total other comprehensive income (loss), net of income taxes	179	789
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(7)	(3)
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$172	$786

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $13 million and $(8) million, for the first quarters of 2017 and 2016, respectively.

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

12)	COMMITMENTS AND CONTINGENT LIABILITIES
Restructuring
In an effort to further reduce its global real estate footprint, AB completed a comprehensive review of its worldwide office locations and began implementing a global space consolidation plan in 2012. This resulted in the sublease of office space primarily in New York as well as offices in England, Australia and various U.S. locations. In the first quarter of 2016, AB recorded new real estate charges of $25 million relating to the further consolidation of office space at its New York offices. Real estate charges are recorded in Other operating costs and expenses in the Company’s consolidated Statements of earnings (loss).
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset liability management purposes see “Derivative and offsetting assets and liabilities” included in Note 3. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
March 31, 2017:	(In Millions)
Short-term FHLBNY funding agreements	$500	less than one month	$1,500	$1,500
Long-term FHLBNY funding agreements	232	less than 4 years	174	—
	1,035	Less than 5 years	99	—
	744	greater than five years	—	—
Total long-term funding agreements	2,011		273	—
Total FHLBNY funding agreements at March 31, 2017	$2,511		$1,773	$1,500
December 31, 2016:
Short-term FHLBNY funding agreements	$500	less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	58	less than 4 years	58	—
	862	Less than 5 years	862	—
	818	greater than five years	818	—
Total long-term funding agreements	1,738		1,738	—
Total FHLBNY funding agreements at December 31, 2016	$2,238		$7,738	$6,000

Other Commitments

AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $682 million (including $236 million with affiliates) and $726 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2017.

AXA Financial has legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. AXA Equitable remains secondarily liable for its obligations under these plans and would recognize such liability in the event AXA Financial does not perform under the terms of the agreements.

13)	SEGMENT INFORMATION
The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets.

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Segment revenues:
Insurance(1)	$1,393	$4,265
Investment Management(2)	756	769
Consolidation/elimination	(7)	(5)
Total Revenues	$2,142	$5,029

(1)	Includes investment expenses charged by AB of approximately $11 million and $12 million for the first quarters of 2017 and 2016, respectively, for services provided to the Insurance Segment.

(2)
Intersegment investment advisory and other fees of approximately $18 million and $17 million for the first quarters of 2017 and 2016, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(724)	$2,333
Investment Management	152	169
Consolidation/elimination	(1)	1
Total Earnings (Loss) from Continuing Operations, before income taxes	$(573)	$2,503

	March 31, 2017	December 31, 2016
	(In Millions)
Segment assets:
Insurance	$194,898	$190,542
Investment Management(1)	14,200	13,139
Consolidation/elimination	—	(3)
Total Assets	$209,098	$203,678

(1)
In accordance with SEC regulations, the assets of the Investment Management segment include securities with a fair value of $1,183 million and $893 million which have been segregated in a special reserve bank custody account at March 31, 2017 and December 31, 2016, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of March 31, 2017 and December 31, 2016, $73 million and $53 million, respectively, of cash were segregated in these bank accounts.

14)	SUBSEQUENT EVENTS

On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, AXA America Holdings, Inc., through a proposed initial public offering (“IPO”) in the first half of 2018.  The completion of the proposed IPO will depend on, among other things, the U.S. Securities and Exchange Commission filing and review process and customary regulatory approvals, as well as market conditions.  There can be no assurance that the IPO will occur on the anticipated timeline or at all.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $594.7 billion at March 31, 2017, of which approximately $497.9 billion were managed by AB. AXA Equitable is an indirect wholly-owned subsidiary of AXA Financial, which is itself an indirect wholly- owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings(loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be higher than the $431 million consolidated net loss of the Company and $440 million consolidated net loss of the Insurance segment in the first quarter of 2017. These net losses were largely due to the market driven decreases in the fair values of the GMIB reinsurance contract asset, market driven increases in GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) and reserves and investment losses from derivative instruments used to hedge products with VA Guarantee Features. For additional information, see “Accounting For VA Guarantee Features” below.
Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account customer preferences and the macroeconomic environment and drives profitable growth while appropriately managing risk.
In first quarter 2017, life insurance and annuities first year premiums and deposits increased by $127 million from the comparable 2016 period. The increase in first year premiums and deposits during the first quarter 2017 was driven by $129 million higher annuity sales partially offset by a $2 million lower life insurance sales. For additional information on sales, see “Premiums and Deposits” below.

Legislative and Regulatory Developments. In April 2016, the U.S. Department of Labor (“DOL”) issued a final rule (the “Rule”) that significantly expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and individual retirement account (“IRA”) holders. Implementation of the Rule was scheduled to be phased in beginning on April 10, 2017. However, on April 7, 2017, the DOL formally delayed the Rule's applicability for 60 days. This delay was issued to give the DOL time to conduct a review of the Rule as directed by an executive memorandum issued by the President of the United States on February 3, 2017. While the applicability date of the Rule has been extended to June 9, 2017, the executive memorandum, or other executive or legislative actions could result in the Rule being further delayed, revised, and/or repealed. Although implementation of the Rule continues to be uncertain, if the Rule is implemented as planned, it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs, which may have an adverse effect on our business and consolidated results of operations.

For additional information on the potential impacts of regulation on the Company, see “Risk Factors” included elsewhere herein and “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2016 Form 10-K.

AB AUM. At AB, total AUM as of March 31, 2017 were $497.9 billion, an increase of $17.7 billion, or 3.7%, compared to December 31, 2016, and up $18.9 billion, or 3.9%, compared to March 31, 2016. During the first quarter of 2017, AUM increased as a result of market appreciation of $17.9 billion partially offset by net outflows of $200 million. During the twelve month period ended March 31, 2017, AUM increased as a result of market appreciation of $31.6 billion partially offset by net out outflows of $12.2 billion. For additional information, see “Fees and Assets Under Management” below.

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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the first quarters of 2017 and 2016 and the year ended December 31, 2016, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
	(In Millions)
Income (loss) on free-standing derivatives(1)	$(304)	$701	$(1,004)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(514)	1,637	(261)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(191)	(427)	(362)
Total	$(1,009)	$1,911	$(1,627)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)

(2)	Reported in Increase (decrease) in the fair value of the reinsurance contract asset in the consolidated statements of earnings (loss)

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)
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
The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at March 31, 2017) and/or letters of credit ($3.7 billion at March 31, 2017). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.
For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2016 Form 10-K.
Parent Announcement.  On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, AXA America Holdings, Inc., through a proposed IPO in the first half of 2018.  The completion of the proposed IPO will depend on, among other things, the U.S. Securities and Exchange Commission filing and review process and customary regulatory approvals, as well as market conditions.  There can be no assurance that the IPO will occur on the anticipated timeline or at all.

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

A discussion of each of the critical accounting estimates may be found in the Company’s 2016 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS
AXA Equitable
Consolidated Results of Operations

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Universal life and investment-type product policy fee income	$896	$815
Premiums	225	215
Net investment income (loss):
Investment income (loss) from derivative instruments	(57)	748
Other investment income (loss)	630	696
Total net investment income (loss)	573	1,444
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(17)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized	—	(17)
Other investment gains (losses), net	(11)	30
Total investment gains (losses), net	(11)	13
Commissions, fees and other income	973	913
Increase (decrease) in the fair value of the reinsurance contract asset	(514)	1,629
Total revenues	2,142	5,029
Policyholders’ benefits	833	1,118
Interest credited to policyholders’ account balances	548	245
Compensation and benefits	438	426
Commissions	286	268
Distribution related payments	96	87
Interest expense	5	4
Amortization of deferred policy acquisition costs	125	—
Other operating costs and expenses	384	378
Total benefits and other deductions	2,715	2,526
Earnings (loss) from continuing operations before income taxes	(573)	2,503
Income tax (expense) benefit	260	(751)
Net earnings (loss)	(313)	1,752
Less: net (earnings) loss attributable to the noncontrolling interest	(118)	(117)
Net Earnings (Loss) Attributable to AXA Equitable	$(431)	$1,635

The consolidated earnings (loss) narrative that follows discusses the results for the first quarter of 2017 compared to the comparable 2016 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

First Quarter 2017 Compared to First Quarter 2016
Net loss attributable to the Company in first quarter 2017 was $431 million, a decrease of $2.1 billion from the $1.6 billion of net earnings attributable to the Company in first quarter 2016. The decrease is primarily attributable to a $514 million decrease in the fair value of the GMIB reinsurance contract asset, $57 million of investment loss from derivatives and a $191 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first quarter of 2017 as compared to a $1.6 billion increase in the fair value of the GMIB reinsurance contract asset, $748 million of investment income from derivative instruments which were not fully offset by the $427 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first quarter of 2016. The first quarter 2017 net loss also included $303 million higher interest credited to policyholders’ account balances and $125 million higher amortization of DAC, $66 million lower other investment income partially offset by $81 million higher Universal life and investment-type product policy fee income, $10 million higher premiums and $6 million lower other operating expenses when compared to the comparable 2016 quarter. The Company recorded a $260 million income tax benefit and a $751 million income tax expense in the first quarters of 2017 and 2016, respectively.
Net earnings attributable to the noncontrolling interest were $118 million in first quarter 2017 as compared to $117 million for first quarter 2016 primarily reflecting earnings from AB in both periods.
Net loss inclusive of earnings (losses) attributable to noncontrolling interest were $313 million in first quarter 2017, a decrease of $2.1 billion from net earnings of $1.8 billion reported for first quarter 2016.
Income tax benefit in first quarter 2017 was $260 million, primarily due to the $724 million pre-tax loss in the Insurance segment, compared to an income tax expense of $751 million in first quarter 2016, primarily due to the $2.3 billion pre-tax earnings in the Insurance segment. Income taxes for first quarter 2017 were computed using a discrete effective tax rate method. Income taxes for first quarter 2016 were computed using an estimated annual effective tax rate. In first quarter 2017 and 2016, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States.
Loss from operations before income taxes was $573 million in first quarter 2017, a decrease of $3.1 billion from the $2.5 billion in pre-tax earnings reported in first quarter 2016. The Insurance segment’s pre-tax loss from operations totaled $724 million in first quarter 2017, a decrease of $3.1 billion from the pre-tax earnings of $2.3 billion in first quarter 2016. The Investment Management segment’s pre-tax earnings from operations were $152 million in first quarter 2017, $17 million lower than the $169 million reported in first quarter 2016. The Insurance segment’s pre-tax loss in first quarter 2017 as compared to the pre-tax earnings in first quarter 2016 was primarily due to a $514 million decrease in the fair value of the GMIB reinsurance contract asset, $47 million of investment loss from derivatives and a $191 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first quarter of 2017 as compared to a $1.6 billion increase in the fair value of the GMIB reinsurance contract asset and $752 million of investment income from derivative instruments which were not fully offset by the $427 million increase in GMDB/GMIB/GWBL/GMAB reserves in the first quarter of 2016. Also included in the first quarter 2017 net loss were $303 million higher interest credited to policyholders’ account balances and $125 million higher amortization of DAC. The $17 million lower pre-tax earnings from operations in the Investment Management segment in the first quarter 2017 were primarily due to $38 million higher commission fees and other income and $21 million lower other operating costs and expenses partially offset by $53 million lower net investment income, $16 million higher compensation and benefit expenses and $9 million higher distribution related payments.
Total revenues were $2.1 billion in first quarter 2017, a decrease of $2.9 billion from $5.0 billion reported in first quarter 2016. The Insurance segment reported total revenues of $1.4 billion in first quarter 2017, a $2.9 billion decrease from the $4.3 billion of revenues reported in first quarter 2016. The Investment Management segment reported total revenues of $756 million, a $13 million decrease from the $769 million of revenues reported in first quarter 2016. The decrease in Insurance segment revenues was principally due to a $514 million decrease in the fair value of the GMIB reinsurance contract asset and $47 million of investment loss from derivatives in the first quarter of 2017 as compared to a $1.6 billion increase in the fair value of the GMIB reinsurance contract asset and $752 million of investment income from derivative instruments in the first quarter of 2016. The $13 million decrease in Investment Management segment’s revenues in the first quarter 2017 was due to $53 million lower net investment income partially offset by $38 million higher commission fees and other income.
Total benefits and expenses were $2.7 billion in first quarter 2017, an increase of $189 million from the $2.5 billion reported for first quarter 2016. The Insurance segment’s total benefits and expenses increased $185 million to $2.1 billion in first quarter 2017.

The Investment Management segment’s total expenses for first quarter 2017 were $604 million; $4 million lower than the $600 million in expenses in first quarter 2016. The Insurance segment’s increase was principally due to $303 million higher interest credited to policyholders’ account balances and $125 million higher DAC amortization partially offset by $285 million lower policyholders’ benefit expenses in first quarter 2017 as compared to first quarter 2016. The increase in expenses for the Investment Management segment was principally due to $21 million lower other operating costs and expenses partially offset by $16 million higher compensation and benefit expenses and $9 million higher distribution related expenses.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance Segment Results of Operations

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Universal life and investment-type product policy fee income	$896	$815
Premiums	225	215
Net investment income (loss):
Investment income (loss) from derivative instruments	(47)	752
Other investment income (loss)	589	607
Total net investment income (loss)	542	1,359
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(17)
Portion of losses recognized in other comprehensive income	—	—
Net impairment losses recognized	—	(17)
Other investment gains (losses), net	(11)	32
Total investment gains (losses), net	(11)	15
Commissions, fees and other income	255	232
Increase (decrease) in the fair value of the reinsurance contract asset	(514)	1,629
Total revenues	1,393	4,265

Policyholders’ benefits	833	1,118
Interest credited to policyholders’ account balances	548	245
Compensation and benefits	114	118
Commissions	286	268
Amortization of deferred policy acquisition costs, net	125	—
Interest expense	4	3
Other operating costs and expenses	207	180
Total benefits and other deductions	2,117	1,932
Earnings (Loss) from Continuing Operations, before Income Taxes	$(724)	$2,333

First Quarter 2017 Compared to First Quarter 2016
Revenues

In first quarter 2017, the Insurance segment’s revenues decreased $2.9 billion to $1.4 billion from $4.3 billion in first quarter 2016. The decrease was principally due to a $514 million decrease in the fair value of the GMIB reinsurance contract asset and $47 million of investment loss from derivatives in the first quarter of 2017 as compared to a $1.6 billion increase in the fair value of the GMIB reinsurance contract asset and $752 million of investment income from derivative instruments in the first quarter of 2016. The first quarter of 2017 lower revenues were partially offset by $81 million higher universal life and investment-type product policy fee income and $10 million higher premiums.

Universal life and investment-type product policy fee income increased $81 million to $896 million in first quarter 2017 from $815 million in first quarter 2016. The increase was principally due to a $70 million higher policy fee income earned on annuity and VISL products partially offset by $14 million higher decrease in the initial fee liability (a $23 million decrease in the first quarter of 2017 compared to a $9 million decrease in the first quarter of 2016, both periods reflected favorable changes in expected future margins on certain VISL products).

Premiums were $225 million in first quarter 2017, $10 million higher than the $215 million in first quarter 2016 primarily due to higher renewal of traditional life premiums.

Net investment income decreased $817 million to $542 million in first quarter 2017 from a net investment income of $1.4 billion in first quarter 2016. The decrease resulted from $799 million of lower investment income from derivative instruments and $18 million lower other investment income. The Insurance segment reported $47 million of investment loss from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts in first quarter 2017 as compared to $752 million of investment income from derivative instruments in first quarter 2016. The first quarter 2017 loss from derivative instruments was primarily driven by increasing interest rates partially offset by improvements in equity markets during the first quarter of 2017. The first quarter 2016 investment income from derivative instruments was primarily driven by a decrease in interest rates and relatively flat equity markets during first quarter 2016. The decrease in other investment income is primarily attributable to $42 million lower realized and unrealized gains from trading account securities, $45 million lower investment income from mortgage loans on real estate and $9 million lower investment income from fixed maturities partially offset by $50 million higher income from equity income from limited partnerships.

Investment gains (losses), net were a loss of $11 million in first quarter 2017, as compared to a $15 million gain in first quarter 2016. The Insurance segment’s investment loss in first quarter 2017 was primarily due to losses on sales of fixed maturities. The Insurance segment’s net gain in first quarter 2016 was primarily due to $16 million gains on sales of fixed maturities and a $20 million gain on sale of artwork partially offset by $17 million of writedowns of fixed maturities.

Commissions, fees and other income increased $23 million to $255 million in first quarter 2017 as compared to $232 million in first quarter 2016. This increase was primarily due to $41 million higher gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $174 million and $161 million in first quarter 2017 and 2016, respectively.

In first quarter 2017, there was a $514 million decrease in the fair value of the GMIB reinsurance contract asset as compared to a $1.6 billion increase in the fair value of the GMIB reinsurance contract asset in first quarter 2016; both periods’ changes reflected existing capital market conditions. Included in first quarter 2017 were the impacts from improvements in equity markets and interest rates which decreased the fair value of the reinsurance contract asset by $381 million and $68 million, respectively. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items decreased the fair value of the GMIB reinsurance contract asset by $65 million in first quarter 2017. Included in first quarter 2016 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $1.6 billion, partially offsetting the increase were the impacts of relatively flat equity markets in first quarter 2016 and the December 2015 buyback program which completed in March 2016 which decreased the fair value of the GMIB reinsurance contract asset by $26 million and $53 million, respectively. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $69 million in first quarter 2016.

Benefits and Other Deductions

In first quarter 2017, total benefits and other deductions increased $185 million to $2.1 billion from $1.9 billion in first quarter 2016. The Insurance segment’s increase was principally due to $303 million higher interest credited to policyholders’ account balances, $125 million higher DAC amortization and $27 million higher other operating expenses partially offset by $285 million lower policyholders’ benefits.

Policyholders’ benefits decreased $285 million to $833 million in first quarter 2017 from $1.1 billion in first quarter 2016. The decrease was primarily due to the $153 million lower increase in GMDB/GMIB reserves (an increase of $249 million in first quarter 2017 as compared to an increase of $402 million in the first quarter 2016) and a $79 million decrease in GWBL and GMAB reserves (a decrease of $54 million in the first quarter 2017 as compared to an increase of $25 million in first quarter 2016); both periods reflecting changes in interest rates and equity markets. Policyholders' benefits in first quarter 2017 included $50 million other decrease in reserves not associated with GMDB/GMIB/GWBL/GMAB reserves partially offset by $41 million higher benefits paid.

In first quarter 2017, interest credited to policyholders’ account balances totaled $548 million, an increase of $303 million from the $245 million reported in first quarter 2016 primarily due to higher interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $114 million in first quarter 2017, a $4 million decrease from $118 million in first quarter 2016. The decrease is primarily a result of lower employee salaries and employee benefit costs and stock plan expenses.

In first quarter 2017, commission expense totaled $286 million, an increase of $18 million compared to first quarter 2016, principally due to an increase in annuity product sales.

Amortization of DAC, net was $125 million in first quarter 2017, an increase of $125 million from $0 million of amortization of DAC, net in first quarter 2016. DAC amortization in the first quarter of 2017 included $157 million accelerated amortization as a result of loss recognition testing, $31 million of unfavorable changes primarily resulting from changes in expected future margins for VISL products and $44 million of baseline amortization partially offset by $148 million of capitalization of DAC. DAC amortization in the first quarter of 2016 included $141 million of capitalization of DAC partially offset by $106 million of baseline amortization and by $15 million unfavorable changes in expected future margins on VISL products (partially offset in the initial fee liability).

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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At March 31, 2017, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. Current projections of future returns assume a reversion to the mean of 7.0% in four quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2016 Form 10-K.
Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.
Other operating costs and expenses totaled $207 million in first quarter 2017, an increase of $27 million from the $180 million reported in first quarter 2016. The increase of $27 million is primarily related to $39 million higher amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona partially offset by $12 million lower general and administrative expenses.
Premiums and Deposits.
The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. Variable annuity products continue to account for the majority of the Company’s sales.

The following table lists sales for major insurance product lines for the first quarter of 2017 and 2016. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.
Premiums and Deposits

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Retail:
Annuities
First year	$884	$911
Renewal	566	580
	1,450	1,491
Life(1)
First year	30	31
Renewal	428	413
	458	444
Other(2)
Renewal	64	57
	64	57
Total retail	1,972	1,992
Wholesale:
Annuities
First year	1,193	1,037
Renewal	85	80
	1,278	1,117
Life(1)
First year	7	8
Renewal	173	168
	180	176
Total wholesale	1,458	1,293
Total Premiums and Deposits	$3,430	$3,285

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for first quarter 2017 were $3.4 billion, a $145 million increase from $3.3 billion in first quarter 2016, while total first year premiums and deposits increased $127 million to $2.1 billion in first quarter 2017 from $2.0 billion in first quarter 2016. The annuity line’s first year premiums and deposits increased $129 million to $2.1 billion principally due to the $156 million increase in sales in the wholesale channel partially offset by a $27 million decrease in sales from the retail channel. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone®. First year premiums and deposits for the life insurance products decreased $2 million.

Surrenders and Withdrawals.
The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.
Surrenders and Withdrawals(1)

	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in Millions)
Annuities	$2,155	$2,186	6.7%	7.6%
Variable and interest-sensitive life	192	154	3.7%	3.1%
Traditional life	44	59	2.5%	3.2%
Total	$2,391	$2,399

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $8 million to $2.4 billion in both the first quarter of 2017 and 2016. There was a decrease of $31 million and $15 million in annuities and traditional life, respectively, and an increase of $38 million in VISL products surrenders and withdrawals. The decrease in individual annuities surrenders for the first quarter of 2017 is due to absence of the $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the first quarter of 2016. Partially offsetting the decrease were higher surrenders for some of the Company's indexed annuity products as certain of these products have a specific maturity.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for the first quarters of 2017 and 2016.

Investment Management - Results of Operations

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Revenues:
Investment advisory and services fees	$498	$451
Bernstein research services	113	126
Distribution revenues	97	93
Other revenues	28	28
Commissions, fees and other income	736	698
Net investment income (loss)	20	73
Investment gains (losses), net	—	(2)
Total revenues	756	769
Expenses:
Compensation and benefits	324	308
Distribution related payments	96	87
Interest expense	1	1
Other operating costs and expenses	183	204
Total expenses	604	600
Earnings (Loss) from Operations before Income Taxes	$152	$169
First Quarter 2017 Compared to First Quarter 2016
Revenues

Revenues totaled $756 million in first quarter 2017, a decrease of $13 million from $769 million in first quarter 2016. The decrease is primarily due to a decrease of $53 million in Net investment income and $13 million lower Bernstein research revenues partially offset by $47 million higher Investment advisory and service fee income and $4 million higher Distribution revenues.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In first quarter 2017, Investment advisory and services fees totaled $498 million; $47 million higher from the $451 million in first quarter 2016. The increase is principally due to higher base fees of $41 million and an increase of $6 million in performance-based fees. Retail investment advisory and services fees, Private Wealth Management investment advisory and services fee and Institutional investment advisory and services fee increased $21 million, $17 million and $9 million, respectively. The overall increase is primarily due to higher average AUM during the first quarter 2017, as compared to the first quarter 2016.

Bernstein research services had revenues of $113 million in first quarter 2017; a $13 million decrease when compared to first quarter 2016. The decrease was the result of lower client portfolio turnover in first quarter 2017 compared to higher client portfolio turnover in first quarter 2016.

Distribution revenues were $97 million in the first quarter 2017, an increase of $4 million as compared to the $93 million revenue in first quarter 2016, as the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $53 million decrease in net investment income to $20 million in first quarter 2017 as compared to the $73 million of investment income in first quarter 2016 was principally due to $75 million lower income from seed capital investments (in first quarter 2016, AllianceBernstein recorded a $75 million gain related to the sale of its interest in a company) partially offset by $32 million higher income from AB private equity investment fund and other consolidated VIE investments and $5 million of investment income from trading account securities supporting AB’s deferred compensations plans.

Expenses

The Investment Management segment’s total expenses were $604 million in first quarter 2017, an increase of $4 million from the $600 million in first quarter 2016 principally due to $21 million lower other operating costs and expenses partially offset by $16 million higher compensation and benefit expenses and $9 million higher distribution related expenses.

For first quarter 2017, employee compensation and benefits expenses for the Investment Management segment were $324 million, an increase of $16 million as compared to $308 million in first quarter 2016. The increase was primarily attributable to higher incentive compensation of $28 million partially offset by lower base compensation of $10 million.

The distribution related payments increased $9 million to $96 million in first quarter 2017 from $87 million in the first quarter 2016 primarily as a result of higher distribution revenues.

The $21 million decrease in other operating costs and expenses to $183 million for first quarter 2017 as compared to $204 million in first quarter 2016 was primarily due to lower real estate charges of $28 million.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

	At or For the
	Three Months Ended March 31,
	2017	2016
	(In Millions)
FEES
Third party	$479	$434
General Account and other	12	11
AXA Financial Insurance Segment Separate Accounts	7	6
Total Fees	$498	$451
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)	$411,643	$395,483
General Account and other(2)	54,540	52,842
AXA Financial Insurance Segment Separate Accounts(3)	31,692	30,675
Total AB	497,875	479,000
Insurance Segment
General Account and other(4)	17,608	19,477
AXA Financial Insurance Segment Separate Accounts	79,214	77,890
Total Insurance Segment	96,822	97,367
Total by Account:
Third party	411,643	395,483
General Account and other	72,148	72,319
AXA Financial Insurance Segment Separate Accounts	110,906	108,565
Total Assets Under Management	$594,697	$576,367

(1)
Includes $43.6 billion and $43.1 billion of assets managed on behalf of AXA affiliates at March 31, 2017 and 2016, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial Insurance Segment.

(3)
Includes $1.8 billion and $1.7 billion of MONY America Separate Account assets and $31.6 billion and $29.0 billion of AXA Equitable Separate Accounts managed by AB at March 31, 2017 and 2016, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $7.4 billion and $11.7 billion at March 31, 2017 and 2016, respectively, as well as mortgages and equity real estate totaling $10.2 billion and $7.8 billion at March 31, 2017 and 2016, respectively.

Fees for assets under management increased 10.4% for the first quarter of 2017 from the comparable period of 2016, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at March 31, 2017 increased $18.3 billion to $594.7 billion. The $18.3 billion increase at March 31, 2017 as compared to March 31, 2016 primarily resulted from market appreciation and an acquisition of $20.4 billion of AUM partially offset by net outflows and a $2.5 billion AUM adjustment due to AB’s shift from providing asset management services to consulting services for a client.
Changes in assets under management at AB for the three months ended March 31, 2017 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	4.9	0.4	11.2	2.0	—	0.5	19.0
Redemptions/terminations	(4.8)	(1.0)	(9.9)	(1.7)	(0.1)	(0.9)	(18.4)
Cash flow/unreinvested dividends	(0.8)	(1.4)	1.4	—	(0.1)	0.1	(0.8)
Net long-term (outflows) inflows	(0.7)	(2.0)	2.7	0.3	(0.2)	(0.3)	(0.2)
Acquisition	—	—	—	—	—	—	—
Market appreciation (depreciation)	7.6	2.8	4.5	0.6	0.2	2.2	17.9
Net change	6.9	0.8	7.2	0.9	—	1.9	17.7
Balance as of March 31, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9
Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0
Long-term flows:
Sales/new accounts	15.4	0.9	48.4	8.5	0.2	3.2	76.6
Redemptions/terminations	(20.3)	(1.6)	(36.4)	(5.6)	(0.6)	(9.2)	(73.7)
Cash flow/unreinvested dividends	(3.4)	(3.0)	(6.3)	(0.2)	1.2	(3.4)	(15.1)
Net long-term (outflows) inflows	(8.3)	(3.7)	5.7	2.7	0.8	(9.4)	(12.2)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustment (3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation (depreciation)	17.0	7.1	3.3	0.1	—	4.1	31.6
Net change	8.7	3.4	9.0	2.8	0.8	(5.8)	18.9
Balance as of March 31, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and Retail funds seed capital for which we do not charge an investment management fee from AUM.

Average assets under management at AB by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(In billions)
Distribution Channel:
Institutions	$243.8	$237.5	$6.3	2.6%
Retail	164.9	151.5	13.4	8.9%
Private Wealth Management	82.5	76.4	6.1	8.0%
Total	$491.2	$465.4	$25.8	5.5%
Investment Service:
Equity Actively Managed	$115.7	$106.9	$8.8	8.4%
Equity Passively Managed(1)	48.7	44.3	4.4	9.7%
Fixed Income Actively Managed – Taxable	226.0	211.5	14.5	6.9%
Fixed Income Actively Managed – Tax-exempt	37.3	34.2	3.1	8.9%
Fixed Income Passively Managed(1)	11.1	10.2	0.9	8.6%
Other(2)	52.4	58.3	(5.9)	(10.1)%
Total	$491.2	$465.4	$25.8	5.5%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

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
Net General Account Investment Assets
March 31, 2017

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value(2)	$33,096	$1,385	$31,711
Mortgage loans on real estate	10,181	37	10,144
Policy Loans	3,325	(99)	3,424
Other equity investments	1,463	37	1,426
Trading securities	10,291	534	9,757
Other invested assets	2,052	2,052	—
Total investments	60,408	3,946	56,462
Cash and cash equivalents	2,830	713	2,117
Short-term debt	(608)	(608)	—
Total	$62,630	$4,051	$58,579

(1)
Assets listed in the “Other” category principally consist of the Company’s loans to affiliates, other miscellaneous assets or liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account which are not managed as part of GAIA, including related accrued income or expense, certain reclassifications and intercompany adjustments, other invested assets related to Derivatives and Alliance investments and, for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)	The liability for repurchase agreements is included with Fixed Maturities at March 31, 2017, 2016 and December 31, 2016.

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended March 31,				Year Ended December 31, 2016
	2017		2016
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.18%	$311	4.32%	$318	$1,367
Ending assets		30,143		29,861	29,487
Below investment grade
Income	7.20%	28	7.57%	28	109
Ending assets		1,568		1,651	1,590
Mortgages:
Income (loss)	4.65%	116	8.57%	162	462
Ending assets		10,144		7,635	9,712
Other Equity Investments:
Income (loss)	1.93%	7	(1.68)%	(6)	62
Ending assets		1,426		1,296	1,326
Policy Loans:
Income	5.96%	51	5.97%	52	210
Ending assets		3,424		3,482	3,465
Cash and Short-term Investments:
Income		2		3	11
Ending assets		2,117		2,571	2,088
Trading Securities:
Income	3.23%	74	4.92%	79	49
Ending assets		9,757		6,484	8,629
Total Invested Assets:
Income	4.10%	589	4.87%	636	2,270
Ending Assets		58,579		52,980	56,297
Short-term debt:
Interest expense and other		—		—	—
Ending assets (liabilities)		—		—	—
Total:
Investment Income	4.10%	589	4.87%	636	2,270
Less: investment fees	(0.11)%	(16)	(0.11)%	(14)	(60)
Investment Income, Net	3.99%	$573	4.76%	$622	$2,210
Ending Net Assets		$58,579		$52,980	$56,297
Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At March 31, 2017, 74.6% of the fixed maturity portfolio was publicly traded. At March 31, 2017, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $373 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain, the Republic of Ireland and the United Kingdom.  The General Account had $2.2 billion or 6.7% of exposure to the oil and gas industry ($1.4 billion in the Energy sector, $690 million in the Utility sector and $84 million in other sectors) at March 31, 2017. Of the total oil and gas industry related securities the General Account held at March 31, 2017 an amortized cost of $188 million or 8.5% was below investment grade. See “Fixed Maturities by Industry” below.

The decrease in the book yield for the quarter ended March 31, 2017 when compared to the comparable 2016 period was primarily due to the absence of loan prepayment income from an affiliate included in first quarter 2016.

Fixed Maturities by Industry
The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At March 31, 2017:
Corporate Securities:
Finance	$4,978	$203	$20	$5,161
Manufacturing	5,727	263	33	5,957
Utilities	3,450	206	20	3,636
Services	3,096	138	19	3,215
Energy	1,423	71	19	1,475
Retail and wholesale	1,038	33	9	1,062
Transportation	763	50	6	807
Other	74	4	—	78
Total corporate securities	20,549	968	126	21,391
U.S. government and agency	10,660	237	582	10,315
Commercial mortgage-backed	373	21	53	341
Residential mortgage-backed(2)	279	18	—	297
Preferred stock	502	47	1	548
State & municipal	419	63	2	480
Foreign governments	334	29	8	355
Asset-backed securities	43	15	1	57
Total	$33,159	$1,398	$773	$33,784
At December 31, 2016
Corporate Securities:
Finance	$4,764	$150	$20	$4,894
Manufacturing	5,525	249	40	5,734
Utilities	3,395	201	24	3,572
Services	3,095	133	22	3,206
Energy	1,383	70	15	1,438
Retail and wholesale	1,017	34	9	1,042
Transportation	748	50	6	792
Other	74	3	—	77
Total corporate securities	20,001	890	136	20,755
U.S. government and agency	10,724	221	624	10,321
Commercial mortgage-backed	415	28	72	371
Residential mortgage-backed(2)	294	20	—	314
Preferred stock	519	45	10	554
State & municipal	432	63	2	493
Foreign governments	375	29	14	390
Asset-backed securities	51	10	1	60
Total	$32,811	$1,306	$859	$33,258

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.2 billion, or 3.5%, of the total fixed maturities at March 31, 2017 and $1.2 billion, or 3.5%, of the total fixed maturities at December 31, 2016. Gross unrealized losses on public and private fixed maturities decreased from $859 million at December 31, 2016 to $773 million at March 31, 2017. Below investment grade fixed maturities represented 6.5% and 5.2% of the gross unrealized losses at March 31, 2017 and December 31, 2016, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in first quarter 2017 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)
At March 31, 2017:
1	Aaa, Aa, A	$18,140	$669	$642	$18,167
2	Baa	6,116	379	26	6,469
	Investment grade	24,256	1,048	668	24,636

3	Ba	333	5	2	336
4	B	136	1	1	136
5	C and lower	1	—	—	1
6	In or near default	14	1	—	15
	Below investment grade	484	7	3	488
Total Public Fixed Maturities		$24,740	$1,055	$671	$25,124

At December 31, 2016
1	Aaa, Aa, A	$17,819	$653	$696	$17,776
2	Baa	6,303	367	41	6,629
	Investment grade	24,122	1,020	737	24,405
3	Ba	345	6	—	351
4	B	132	1	1	132
5	C and lower	—	—	—	—
6	In or near default	15	1	1	15
	Below investment grade	492	8	2	498
Total Public Fixed Maturities		$24,614	$1,028	$739	$24,903

(1)	At March 31, 2017 and 2016, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At March 31, 2017:
1	Aaa, Aa, A	$3,985	$196	$36	$4,145
2	Baa	3,718	130	19	3,829
	Investment grade	7,703	326	55	7,974
3	Ba	531	12	19	524
4	B	150	1	15	136
5	C and lower	22	2	5	19
6	In or near default	13	2	8	7
	Below investment grade	716	17	47	686
Total Private Fixed Maturities		$8,419	$343	$102	$8,660

At December 31, 2016:
1	Aaa, Aa, A	$3,913	$149	$54	$4,008
2	Baa	3,623	123	23	3,723
	Investment grade	7,536	272	77	7,731
3	Ba	491	3	14	480
4	B	128	1	9	120
5	C and lower	28	1	12	17
6	In or near default	14	1	8	7
	Below investment grade	661	6	43	624
Total Private Fixed Maturities		$8,197	$278	$120	$8,355

(1)
Includes, as of March 31, 2017 and December 31, 2016, respectively, 24 securities with amortized cost of $379 million (fair value, $368 million) and 12 securities with amortized cost of $190 million (fair value, $180 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At March 31, 2017:
1	Aaa, Aa, A	$10,188	$484	$63	$10,609
2	Baa	9,253	460	41	9,672
	Investment grade	19,441	944	104	20,281

3	Ba	856	17	21	852
4	B	235	2	1	236
5	C and lower	16	2	—	18
6	In or near default	1	3	—	4
	Below investment grade	1,108	24	22	1,110
Total Corporate Fixed Maturities		$20,549	$968	$126	$21,391

At December 31, 2016:
1	Aaa, Aa, A	$9,593	$432	$70	$9,955
2	Baa	9,353	444	50	9,747
	Investment grade	18,946	876	120	19,702
3	Ba	828	9	14	823
4	B	214	2	1	215
5	C and lower	13	1	1	13
6	In or near default	—	2	—	2
	Below investment grade	1,055	14	16	1,053
Total Corporate Fixed Maturities		$20,001	$890	$136	$20,755

(1)
Includes, as of March 31, 2017 and December 31, 2016, respectively, 23 securities with amortized cost of $378 million (fair value, $367 million) and 12 securities with amortized cost of $190 million (fair value, $180 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At March 31, 2017, the amortized cost and fair value of asset backed securities held were $43 million and $57 million, respectively. At December 31, 2016, those amounts were $51 million and $60 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).
Commercial Mortgage-Backed Securities
March 31, 2017

	Moody’s Agency Rating					Total	Total at December 31, 2016
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$10	$2	$2	$7	$23	$44	$49
2005	2	—	6	13	101	122	136
2006	—	—	15	—	120	135	158
2007	—	—	—	—	72	72	72
Total CMBS	$12	$2	$23	$20	$316	$373	$415
At fair value:
2004 and Prior Years	$10	$2	$2	$7	$22	$43	$48
2005	2	—	6	13	95	116	135
2006	—	—	15	—	103	118	122
2007	—	—	—	—	64	64	65
Total CMBS	$12	$2	$23	$20	$284	$341	$370
Mortgages
Investment Mix
At March 31, 2017 and December 31, 2016, respectively, approximately 17.4% and 16.8%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated. A portion of the funds used to originate new mortgage loans were received from the issuance of long-term funding agreements to the FHLBNY.

	March 31, 2017	December 31, 2016
	(In Millions)
Commercial mortgage loans	$7,686	$7,264
Agricultural mortgage loans	2,503	2,501
Total Mortgage Loans	$10,189	$9,765

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	March 31, 2017		December 31, 2016
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Middle Atlantic	$2,894	28.4%	$2,671	27.4%
Pacific	2,882	28.3	2,760	28.3
South Atlantic	1,077	10.6	1,069	10.9
East North Central	885	8.7	818	8.4
Mountain	745	7.3	725	7.4
West North Central	717	7.0	713	7.3
West South Central	430	4.2	448	4.6
New England	371	3.6	371	3.8
East South Central	188	1.9	190	1.9
Total Mortgage Loans	$10,189	100.0%	$9,765	100.0%
By Property Type:
Office buildings	$3,359	33.0%	$3,249	33.3%
Agricultural properties	2,503	24.6	2,501	25.6
Apartment complexes	2,493	24.4	2,439	25.0
Retail stores	684	6.7	585	6.0
Industrial buildings	453	4.4	453	4.6
Hospitality	415	4.1	416	4.3
Other	282	2.8	122	1.2
Total Mortgage Loans	$10,189	100.0%	$9,765	100.0%
At March 31, 2017, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 60.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The following table provides information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of March 31, 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$981	$235	$599	$523	$290	$52	$2,680
50% - 70%	3,829	548	976	1,019	296	39	6,707
70% - 90%	282	19	254	131	28	46	760
90% plus	—	—	27	15	—	—	42
Total Commercial and Agricultural Mortgage Loans	$5,092	$802	$1,856	$1,688	$614	$137	$10,189

(1)	The debt service coverage ratio is calculated using actual results from property operations.
The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2017.
Mortgage Loans by Year of Origination

	March 31, 2017
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2017	$719	7.0%
2016	3,328	32.7%
2015	1,466	14.4%
2014	1,323	13.0%
2013	1,508	14.8%
2012 and prior	1,845	18.1%
Total Mortgage Loans	$10,189	100.0%

At March 31, 2017 and December 31, 2016, respectively, $19 million and $6 million of mortgage loans were classified as problem loans while $60 million and $60 million were classified as potential problem loans and $15 million and $15 million were classified as restructured loans.

The TDR mortgage loan shown in the table below has been modified five times since 2011. The modifications were to extend the maturity from its original maturity of November 5, 2014 to March 5, 2017 and extend interest only payments through maturity. In November 2015, the recorded investment was reduced by $45 million in conjunction with the sale of the majority of the underlying collateral and $32 million from a charge-off. The remaining $15 million mortgage loan balance reflects the value of the remaining underlying collateral and cash held in escrow, supporting the mortgage loan. Since the fair market value of the underlying real estate and cash held in escrow collateral is the primary factor in determining the allowance for credit losses, modifications of loan terms typically have no direct impact on the allowance for credit losses, and therefore, no impact on the financial statements.

Troubled Debt Restructuring - Modifications
March 31, 2017

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Commercial mortgage loans	1	15	15
There were no default payments on the above loan during the first quarter of 2017.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2017 and 2016.

	2017	2016
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	—
Provision	—	1
Ending Balance, March 31,	$8	$7
Ending Balance, March 31,:
Individually Evaluated for Impairment	$8	$7
Other Equity Investments
At March 31, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 83.3% of total other equity investments. These interests, which represent 2.0% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	March 31, 2017	December 31, 2016
	(In Millions)
Common stock	$238	$171
Joint ventures and limited partnerships:
Private equity	806	823
Hedge funds	220	221
Real estate related	162	158
Total Other Equity Investments	$1,426	$1,373

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
Derivative Instruments by Category

	At March 31, 2017			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,562	$—	$—	$(207)
Swaps	3,922	2	122	(237)
Options	12,757	2,336	1,157	302
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	18,172	242	384	108
Futures	8,223	—	—	(19)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,712	22	11	6
Other freestanding contracts:(1)
Foreign currency contracts	673	30	9	—
Margin	—	84	8	—
Collateral	—	68	1,024	—
Net investment income (loss)				(47)
Embedded derivatives:
GMIB reinsurance contracts	—	9,795	—	(514)
GIB and GWBL and Other Features(2)	—	—	106	(58)
SCS, SIO MSO and IUL indexed features(3)	—	—	1,099	(301)
Total	$51,021	$12,579	$3,920	$(920)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2016			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,983	$—	$—	$(823)
Swaps	3,439	13	66	(281)
Options	11,465	2,114	1,154	727
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,892	245	1,162	(224)
Futures	6,926	—	—	87
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,712	19	14	16
Other freestanding contracts:(1)
Foreign currency contracts	549	48	1	47
Margin	—	101	—	—
Collateral	—	712	748	—
Net investment income				(447)
Embedded derivatives:
GMIB reinsurance contracts	—	10,309	—	(261)
GWBL and Other Features(2)	—	—	164	(20)
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(754)
Total	$50,466	$13,572	$4,196	$(1,482)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Fixed maturities	$(6)	$(1)
Other equity investments	4	(2)
Other	—	(1)
Total	$(2)	$(4)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$20	$43
Other	—	—
Total gross realized investment gains	20	43
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	—	(17)
Gross losses on sales and maturities	(26)	(27)
Total gross realized investment losses	(26)	(44)
Total	$(6)	$(1)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Fixed Maturities:
Public fixed maturities	$—	$(17)
Private fixed maturities	—	—
Total fixed maturities securities	—	(17)
Equity securities	—	—
Total	$—	$(17)
For the first quarters of 2017 and 2016, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion supplements that found in the 2016 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”
Overview
The Company conducts operations in two business segments: the Insurance and Investment Management segments. The liquidity and capital resource needs of each of these segments are managed independently.
Analysis of Consolidated Statement of Cash Flows
Cash and cash equivalents of $2.8 billion at March 31, 2017 decreased $115 million from $3.0 billion at December 31, 2016.
Net cash used in operating activities was $18 million in the first quarter of 2017, $172 million lower than the $190 million net cash used in operating activities in the first quarter of 2016. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $2.4 billion in the first quarter of 2017; $1.3 billion higher than the $1.2 billion net cash used in investing activities in the first quarter of 2016. The increase was principally due to $1.4 billion higher cash outflows from cash settlement related to derivatives and the absence of inflows from loans to affiliates of $382 million included in first quarter 2016 partially offset by $348 million higher inflows from short-term investments and $95 million lower net purchase of investments in the first quarter of 2017 as compared to the first quarter of 2016 .
Cash flows provided by financing activities were $2.3 billion in the first quarter of 2017; $929 million higher than the $1.4 billion net cash provided by financing activities in the first quarter of 2016. The impact of the net deposits to policyholders’ account balances was $1.5 billion and $1.0 billion in the first quarter of 2017 and 2016, respectively. Change in collateralized pledged assets and liabilities increased $922 million in the first quarter of 2017, compared to an increase of $355 million in the first quarter of 2016. During the first quarter of 2017, the Company had net cash outflows of $212 million related to repurchase and reverse repurchase agreements compared to cash inflows of $21 million in the first quarter of 2016. Change in short term borrowings increased $95 million in the first quarter of 2017 compared to a decrease of $98 million in the first quarter of 2016, which primarily reflect AB’s commercial paper program activity.

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
General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$2,690	12.0%	$2,773	12.4%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	29	0.1%	29	0.1%
At contract value, less surrender charge of 5% or more	1,057	4.7%	1,174	5.2%
Subtotal	1,086	4.8%	1,203	5.3%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	18,728	83.2%	18,427	82.3%
Total Annuity Reserves And Deposit Liabilities	$22,504	100.0%	$22,403	100.0%
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

Off-Balance Sheet Transactions. At March 31, 2017 and December 31, 2016, the Insurance segment was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2016 Form 10-K.
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. At March 31, 2017 and December 31, 2016, AXA Equitable had $2.5 billion and $2.2 billion respectively, of outstanding funding agreements with the FHLBNY. During the first quarter of 2017, AXA Equitable issued an additional $272 million of funding agreements to the FHLBNY in order to increase investments in commercial mortgage loans. At March 31, 2017 and December 31, 2016, the total outstanding balance of repurchase agreements was $1.8 billion and $2.0 billion, respectively.  The Company utilized these funding and repurchase agreements for cash management, asset liability management and spread lending purposes.
Affiliated loans. As of March 31, 2017 and December 31, 2016 AXA Equitable had $700 million of outstanding loans to affiliates.
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $682 million and $0.7 billion of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2017. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At March 31, 2017, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
AXA Equitable currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at March 31, 2017) and/or letters of credit ($3.7 billion at March 31, 2017). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1.2 billion during 2017. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In the first three months of 2017 and 2016, AXA Equitable did not pay any shareholder cash dividends to its parent AXA Equitable Financial Services, LLC.
For the first quarters of 2017 and 2016, respectively, AXA Equitable’s statutory net income (loss) totaled $482 million and $114 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.5 billion and $5.3 billion at March 31, 2017 and December 31, 2016, respectively.
For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2016 Form 10-K.
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
At March 31, 2017 and December 31, 2016, respectively, AB had $608 million and $513 million, outstanding under its commercial paper program.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB’s management expects to draw on the AB Credit Facility from time to time. As of March 31, 2017 and December 31, 2016, AB had no amounts outstanding under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2017, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of March 31, 2017 and December 31, 2016, AB had no amounts outstanding under the AB Credit Facility. During the first quarters of 2017 and 2016, AB did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of December 31, 2016, AB had no amounts outstanding under the Revolver.
In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit AB to borrow up to an aggregate of approximately $225 million while one line has no stated limit. As of March 31, 2017 and December 31, 2016, SCB LLC had $1 million and $4 million in bank loans outstanding at weighted average interest rates of approximately 1.0% and 1.1% respectively.

SUPPLEMENTARY INFORMATION
The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11, included herein and AXA Equitable’s 2016 Form 10-K as well as AB’s Report on Form 10-K for the year ended December 31, 2016 for information on related party transactions.

Contractual Obligations
The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information – Contractual Obligations” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2016 Form 10-K for additional information.
ADOPTION AND FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2016 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 to the Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2016 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
NONE.
Item 3.    Defaults Upon Senior Securities
NONE.
Item 4.    Mine Safety Disclosures
NONE.
Item 5.    Other Information`

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car and health insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $115,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $17,250. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $676 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $101.

Lastly, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

The aggregate annual premium for the above-referenced insurance policies is approximately $499,588, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $74,888, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

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

Date: May 15, 2017	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: May 15, 2017		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller