Form 10-Q
period 2017-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2017-08-14
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 14, 2017, 2,000,000 shares of the registrant's Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $32,239 and $32,123)	$33,378	$32,570
Mortgage loans on real estate (net of valuation allowances of $8 and $8)	10,403	9,757
Policy loans	3,322	3,361
Other equity investments	1,417	1,408
Trading securities, at fair value	10,969	9,134
Other invested assets	2,622	2,186
Total investments	62,111	58,416
Cash and cash equivalents	3,480	2,950
Cash and securities segregated, at fair value	1,078	946
Broker-dealer related receivables	2,211	2,100
Deferred policy acquisition costs	4,141	4,256
Goodwill and other intangible assets, net	3,726	3,741
Amounts due from reinsurers	4,870	4,635
Loans to affiliates	703	703
Guaranteed minimum income benefit reinsurance contract asset, at fair value	11,290	10,309
Other assets	4,594	4,260
Separate Accounts’ assets	116,737	111,403
Total Assets	$214,941	$203,719
LIABILITIES
Policyholders’ account balances	$41,531	$38,842
Future policy benefits and other policyholders’ liabilities	26,799	25,435
Broker-dealer related payables	514	484
Securities sold under agreements to repurchase	1,797	1,996
Amounts due to reinsurers	109	125
Customers related payables	2,442	2,360
Short-term debt	512	513
Current and deferred income taxes	4,000	3,753
Other liabilities	2,531	2,108
Separate Accounts’ liabilities	116,737	111,403
Total liabilities	196,972	187,019

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In Millions)
Commitments and contingent liabilities (Notes 9 and 12)
Redeemable Noncontrolling Interest	$361	$403
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,361	5,339
Retained earnings	8,779	7,864
Accumulated other comprehensive income (loss)	493	7
Total AXA Equitable’s equity	14,635	13,212
Noncontrolling interest	2,973	3,085
Total equity	17,608	16,297
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$214,941	$203,719

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$865	$841	$1,761	$1,656
Premiums	216	197	441	412
Net investment income (loss):
Investment income (loss) from derivative instruments	285	598	228	1,346
Other investment income (loss)	686	602	1,316	1,298
Total net investment income (loss)	971	1,200	1,544	2,644
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(8)	(13)	(25)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	(13)	(8)	(13)	(25)
Other investment gains (losses), net	23	34	12	64
Total investment gains (losses), net	10	26	(1)	39
Commissions, fees and other income	1,018	931	1,991	1,844
Increase (decrease) in the fair value of the reinsurance contract asset	1,495	1,104	981	2,733
Total revenues	4,575	4,299	6,717	9,328
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,467	1,284	2,300	2,402
Interest credited to policyholders’ account balances	393	325	941	570
Compensation and benefits	450	428	888	854
Commissions	286	273	572	541
Distribution related payments	103	93	199	180
Interest expense	6	3	11	7
Amortization of deferred policy acquisition cost, net	(82)	(74)	43	(74)
Other operating costs and expenses	155	373	539	751
Total benefits and other deductions	2,778	2,705	5,493	5,231
Earnings (loss) from continuing operations, before income taxes	1,797	1,594	1,224	4,097
Income tax (expense) benefit	(338)	(523)	(78)	(1,274)
Net earnings (loss)	1,459	1,071	1,146	2,823
Less: net (earnings) loss attributable to the noncontrolling interest	(113)	(91)	(231)	(208)
Net Earnings (Loss) Attributable to AXA Equitable	$1,346	$980	$915	$2,615

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$1,459	$1,071	$1,146	$2,823
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(21)	(5)	14	4
Change in unrealized gains (losses), net of reclassification adjustment	314	625	458	1,405
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	1	—	1	—
Total other comprehensive income (loss), net of income taxes	294	620	473	1,409
Comprehensive income (loss)	1,753	1,691	1,619	4,232
Less: Comprehensive (income) loss attributable to noncontrolling interest	(93)	(88)	(218)	(208)
Comprehensive Income (Loss) Attributable to AXA Equitable	$1,660	$1,603	$1,401	$4,024

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,339	5,321
Changes in capital in excess of par value	22	(3)
Capital in excess of par value, end of period	5,361	5,318

Retained earnings, beginning of year	7,864	8,904
Net earnings (loss)	915	2,615
Stockholder dividends	—	(500)
Retained earnings, end of period	8,779	11,019

Accumulated other comprehensive income (loss), beginning of year	7	228
Other comprehensive income (loss)	486	1,409
Accumulated other comprehensive income (loss), end of period	493	1,637
Total AXA Equitable’s equity, end of period	14,635	17,976

Noncontrolling interest, beginning of year	3,085	3,059
Repurchase of AB Holding units	(91)	(60)
Net earnings (loss) attributable to noncontrolling interest	231	204
Dividends paid to noncontrolling interest	(243)	(198)
Other comprehensive income (loss) attributable to noncontrolling interest	(13)	—
Other changes in noncontrolling interest	4	(5)
Noncontrolling interest, end of period	2,973	3,000
Total Equity, End of Period	$17,608	$20,976
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
Net earnings (loss)	$1,146	$2,823
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	941	570
Universal life and investment-type product policy fee income	(1,761)	(1,656)
(Increase) decrease in the fair value of the reinsurance contract asset	(981)	(2,733)
(Income) loss related to derivative instruments	(228)	(1,346)
Investment (gains) losses, net	1	(39)
Realized and unrealized (gains) losses on trading securities	(133)	(109)
Non-cash long term incentive compensation expense	21	4
Amortization of deferred sales commission	17	22
Other depreciation and amortization	(76)	(28)
Amortization of deferred cost of reinsurance asset	(171)	64
Amortization of other intangibles	15	14
Changes in:
Net broker-dealer and customer related receivables/payables	9	(36)
Reinsurance recoverable	(251)	(270)
Segregated cash and securities, net	(132)	(101)
Deferred policy acquisition costs	43	(74)
Future policy benefits	1,388	1,303
Current and deferred income taxes	(16)	1,010
Other, net	93	197
Net cash provided by (used in) operating activities	(75)	(385)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$1,841	$3,273
Mortgage loans on real estate	399	300
Trading account securities	5,241	2,971
Payment for the purchase/origination of:
Fixed maturities, available for sale	(1,840)	(5,299)
Mortgage loans on real estate	(1,041)	(1,584)
Trading account securities	(6,936)	(3,977)
Cash settlements related to derivative instruments	(907)	659
Decrease in loans to affiliates	—	383
Change in short-term investments	(508)	61
Investment in capitalized software, leasehold improvements and EDP equipment	(43)	(41)
Other, net	206	(32)
Net cash provided by (used in) investing activities	(3,588)	(3,286)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,109	$4,953
Withdrawals	(1,557)	(1,367)
Transfer (to) from Separate Accounts	767	348
Change in short-term financings	(1)	4
Change in collateralized pledged assets	1,248	34
Change in collateralized pledged liabilities	192	869
(Decrease) increase in overdrafts payable	69	48
Shareholder dividend paid	—	(500)
Repurchase of AB Holding units	(128)	(84)
Redemptions of non-controlling interests of consolidated VIEs, net	(75)	(46)
Distribution to noncontrolling interests in consolidated subsidiaries	(243)	(198)
Increase (decrease) in Securities sold under agreement to repurchase	(199)	596
(Increase) decrease in securities purchased under agreement to resell	—	(594)
Other, net	—	1
Net cash provided by (used in) financing activities	4,182	4,064
Effect of exchange rate changes on cash and cash equivalents	11	6
Change in cash and cash equivalents	530	399
Cash and cash equivalents, beginning of year	2,950	3,063
Cash and Cash Equivalents, End of Period	$3,480	$3,462

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION
The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited Consolidated Financial Statements of AXA Equitable for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
At June 30, 2017 and December 31, 2016, AXA Equitable’s economic interest in AB was 29.3% and 29.0%. At June 30, 2017 and December 31, 2016, respectively, AXA and its subsidiaries’ economic interest in AB was 64.6% and 63.7%.
On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, AXA America Holdings, Inc., through a proposed initial public offering ("IPO") in the first half of 2018.  The completion of the proposed IPO will depend on, among other things, the U.S. Securities and Exchange Commission filing and review process and customary regulatory approvals, as well as market conditions.  There can be no assurance that the proposed IPO will occur on the anticipated timeline or at all.
The terms “second quarter 2017” and “second quarter 2016” refer to the three months ended June 30, 2017 and 2016, respectively. The terms “first six months of 2017” and “first six months of 2016” refer to the six months ended June 30, 2017 and 2016, respectively.
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
Future Adoption of New Accounting Pronouncements
In May 2017, the FASB issued guidance on stock compensation. The new guidance provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance to a change to the terms or conditions of a share based payment award. The new guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The new guidance will be applied prospectively to an award modified on or after the adoption of this guidance. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date. The new guidance will better align interest income recognition with the manner in which market participants price these instruments.  The new guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted and is to be applied on a modified retrospective basis. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued new revenue recognition guidance that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The new guidance applies to contracts that deliver goods or services to a customer, except when those contracts are for: insurance, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties. The new guidance is effective for interim and annual periods, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company has not yet completed this analysis, but based on the analysis completed to date, management does not expect the standard to have a material impact on our financial condition or results of operations.
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
At June 30, 2017, the Insurance segment’s General Account held approximately $1,201 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a “variable interest” in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as “Other equity investments” and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $162,386 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,201 million at June 30, 2017. Except for approximately $801 million of unfunded commitments at June 30, 2017, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
AB is not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle its own liabilities. AB’s exposure to loss with respect to consolidated company-sponsored investment funds is limited to its investment in, and its management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB. The balances of consolidated VIEs and VOEs included in the Company’s balance sheet at June 30, 2017 were assets of $1,031 million, liabilities of $426 million, Redeemable noncontrolling interest of $335 million, Equity attributable to the Company of $68 million and $36 million attributable to non-redeemable noncontrolling interest. The balances of consolidated VIEs and VOEs included in the Company’s balance sheet at December 31, 2016 were assets of $956 million, liabilities of $293 million, Redeemable noncontrolling interest of $384 million, Equity attributable to the Company of $71 million and $35 million attributable to non-redeemable noncontrolling interest.
As of June 30, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $49,400 million, and AB’s maximum risk of loss is its investment of $20 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Revision of Prior Period Financial Statements

During the first six months of 2017 management identified errors in its previous financial statements. These errors primarily related to errors in the calculation of policyholders’ benefit reserves for one of the Company’s variable annuity products with indexed-linked features and the calculation of DAC amortization for certain VISL products. Management evaluated the impact of these errors both individually and in the aggregate and concluded they were not material to any previously reported annual financial statements. However, as the errors would likely be material to the 2017 annual results, management has revised the consolidated balance sheet as of and for the year ended December 31, 2016 and 2015 and the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and of cash flows for the years ended December 31, 2016, 2015 and 2014 and for the second quarter and first six months of June 30, 2016, included herein, to include the revisions discussed above and all previously recorded out of period adjustments in each of the applicable periods for comparability purposes. The impacts of these revisions to each of the previously reported consolidated statements are disclosed below.

The following table presents the effects of the revision to the Company’s previously reported consolidated statements of earnings (loss) and comprehensive income (loss) for the second quarter and first six months ended June 30, 2016 and the statements of equity and statements of cash flows for the first six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously reported	Adjustments	As Revised	As previously reported	Adjustments	As Revised
	(In Millions)
Statements of Earnings (Loss):
Revenues:
Universal life and investment-type product policy fee income	$915	$(74)	$841	$1,816	$(160)	$1,656
Premiums	121	76	197	247	165	412
Increase (decrease in the fair value of the GMIB reinsurance contract asset	1,104	—	1,104	2,741	(8)	2,733
Total Revenues	4,297	2	4,299	9,331	(3)	9,328
Benefits and other deductions:
Policyholders' benefits	1,276	8	1,284	2,426	(24)	2,402
Interest credited to Policyholder's Account Balances	349	(24)	325	626	(56)	570
Amortization of deferred policy acquisition costs, net	(74)	—	(74)	(84)	10	(74)
Total benefits and other deductions	2,721	(16)	2,705	5,301	(70)	5,231

Earnings (loss) from operations, before income taxes	1,576	18	1,594	4,030	67	4,097
Income tax (expense) benefit	(515)	(8)	(523)	(1,249)	(25)	(1,274)

Net earnings (loss)	1,061	10	1,071	2,781	42	2,823

Less: net (earnings) loss attributable to the noncontrolling interest	(92)	1	(91)	(209)	1	(208)
Net Earnings (Loss) Attributable to AXA Equitable	$969	$11	$980	$2,572	$43	$2,615

Statements of Comprehensive Income (Loss):

Net earnings (loss)	$1,061	$10	$1,071	$2,781	$42	$2,823
Comprehensive income (loss)	1,681	10	1,691	4,190	42	4,232
Less: Comprehensive (income) loss attributable to noncontrolling interest	$(89)	$1	$(88)	$(209)	$1	$(208)
Comprehensive Income (Loss) Attributable to AXA Equitable	$1,592	$11	$1,603	$3,981	$43	$4,024

Six Months Ended June 30, 2016	As previously reported	Adjustments	As Revised
	(In Millions)
Statements of Equity:
Retained earnings, beginning of year	$8,958	$(54)	$8,904
Net earnings (loss)	2,572	43	2,615
Retained earnings, end of period	11,030	(11)	11,019
Total AXA Equitable’s equity, end of period	17,987	(11)	17,976

Noncontrolling interest, beginning of year	3,086	(27)	3,059
Net earnings (loss) attributable to noncontrolling interest	203	1	204
Noncontrolling interest, end of period	3,026	(26)	3,000
Total Equity, End of Period	$21,013	$(37)	$20,976

Six Months Ended June 30, 2016	As previously reported	Adjustments	As Revised
	(In Millions)
Statements of Cash flows:
Cash flow from operating activities:
Net earnings (loss)	$2,781	$42	$2,823
Universal life and investment-type product policy fee income	(1,816)	160	(1,656)
Interest credited to policyholders’ account balances	626	(56)	570
(Increase) decrease in the fair value of the reinsurance contract asset	(2,741)	8	(2,733)
Changes in:			—
Future policy benefits	1,314	(11)	1,303
Reinsurance recoverable	(92)	(178)	(270)
Deferred Policy Acquisition costs	(84)	10	(74)
Current and deferred income taxes	985	25	1,010
Accounts payable and accrued expenses	—	—	—
Other	245	(48)	197
Net cash provided by (used in) operating activities	$(337)	$(48)	$(385)

Cash flows from financing activities:
(Decrease) increase in overdrafts payable	—	48	48
Net cash provided by (used in) financing activities	$4,016	$48	$4,064

The following table presents the effects of the revision to the Company's previously reported consolidated balance sheets as of December 31, 2016 and 2015:

	As previously reported		Adjustments		As Revised
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(In Millions)
Assets:
DAC	$4,301	$4,469	$(45)	$15	$4,256	$4,484
Amounts due from reinsurers	4,635	4,466	—	21	4,635	4,487
Guaranteed minimum income benefit reinsurance asset, at fair value	10,309	10,570	—	8	10,309	10,578
Other assets	4,260	4,634	—	13	4,260	4,647
Total Assets	$203,764	$194,626	$(45)	$57	$203,719	$194,683

Liabilities:
Policyholders' account balance	$38,782	$33,033	$60	$(120)	$38,842	$32,913
Future policyholders' benefits and other policyholders' liabilities	25,358	24,531	77	296	25,435	24,827
Current and deferred taxes	3,816	4,647	(63)	14	3,753	4,661
Other liabilities	2,108	2,586	—	(52)	2,108	2,534
Total Liabilities	186,945	177,018	74	138	187,019	177,156
Equity:
Retained Earnings	7,983	8,958	(119)	(54)	7,864	8,904
AXA Equitable Equity	13,331	14,509	(119)	(54)	13,212	14,455
Noncontrolling interest	3,085	3,086	—	(27)	3,085	3,059
Equity	16,416	17,595	(119)	(81)	16,297	17,514

Total Liabilities and Equity	$203,764	$194,626	$(45)	$57	$203,719	$194,683

The following table presents the effects of the revision to the Company’s previously reported consolidated statements of earnings (loss), statements comprehensive income (loss), statements of equity and cash flows for the years ended December 31, 2016, 2015 and 2014:

	As previously reported			Adjustments			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Millions)
Statements of Earnings (Loss):
Revenues:
Universal life and investment-type product policy fee income	$3,423	$3,208	$3,115	$12	$132	$66	$3,435	$3,340	$3,181
Premiums	880	854	874	(26)	(26)	(27)	854	828	847
Increase (decrease in the fair value of the GMIB reinsurance contract asset	(261)	(141)	3,964	(8)	—	(2)	(269)	(141)	3,962
Total Revenues	9,705	9,819	15,640	(22)	106	37	9,683	9,925	15,677
Benefits and other deductions:
Policyholders' benefits	2,893	2,799	3,708	(65)	41	339	2,828	2,840	4,047
Interest credited to Policyholder's Account Balances	1,555	978	1,186	100	(72)	(109)	1,655	906	1,077
Amortization of deferred policy acquisition costs	162	(331)	(413)	60	18	39	222	(313)	(374)
Other operating costs and expenses	1,458	1,415	1,692	—	82	(24)	1,458	1,497	1,668
Total benefits and other deductions	9,274	8,169	9,525	95	69	245	9,369	8,238	9,770

Earnings (loss) from operations, before income taxes	431	1,650	6,115	(117)	37	(208)	314	1,687	5,907
Income tax (expense) benefit	113	(186)	(1,695)	79	(11)	74	192	(197)	(1,621)

Net earnings (loss)	544	1,464	4,420	(38)	26	(134)	506	1,490	4,286

Less: net (earnings) loss attributable to the noncontrolling interest	(469)	(403)	(387)	(27)	—	—	(496)	(403)	(387)

Net Earnings (Loss) Attributable to AXA Equitable	$75	$1,061	$4,033	$(65)	$26	$(134)	$10	$1,087	$3,899

Statements of Comprehensive Income (Loss):

Net earnings (loss)	$544	$1,464	$4,420	$(38)	$26	$(134)	$506	$1,490	$4,286
Comprehensive income (loss)	306	554	5,345	(38)	26	(134)	268	580	5,211
Less: Comprehensive (income) loss attributable to noncontrolling interest	(452)	(388)	(358)	(27)	—	—	(479)	(388)	(358)
Comprehensive Income (Loss) Attributable to AXA Equitable	$(146)	$166	$4,987	$(65)	$26	$(134)	$(211)	$192	$4,853

	As previously reported			Adjustments			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Millions)
Statements of Equity:
Capital in excess of par value, beginning of year	$5,321	$5,957	$5,934	$—	$—	$(26)	$5,321	$5,957	$5,908
Deferred tax on dividend of AB Units	—	(35)	(26)	—	—	26	—	(35)	—
Capital in excess of par value, end of year	5,339	5,321	5,957	—	—	—	5,339	5,321	5,957

Retained earnings, beginning of year	$8,958	$8,809	$5,205	$(54)	$(80)	$6	$8,904	$8,729	$5,211
Stockholder dividends	(1,050)	912	(429)	—	—	48	$(1,050)	$912	$(381)
Net earnings (loss)	75	1,061	4,033	(65)	26	(134)	10	1,087	3,899
Retained earnings, end of period	7,983	8,958	8,809	(119)	(54)	(80)	7,864	8,904	8,729

Total AXA Equitable’s equity, end of period	13,331	14,509	15,119	(119)	(54)	(80)	13,212	14,455	15,039

Noncontrolling interest, beginning of year	3,086	2,989	2,903	(27)	(27)	21	3,059	2,962	2,924
Net earnings (loss) attributable to noncontrolling interest	464	403	387	27	—	—	491	403	387
Dividend of AB Units by AXA Equitable to AXA Financial	—	145	48	—	—	(48)	—	145	—
Noncontrolling interest, end of year	3,085	3,086	2,989	—	(27)	(27)	3,085	3,059	2,962

Total Equity, End of Period	$16,416	$17,595	$18,108	$(119)	$(81)	$(107)	$16,297	$17,514	$18,001

Statements of Cash flows:
Cash flow from operating activities:
Net earnings (loss)	$544	$1,464	$4,420	$(38)	$26	$(134)	$506	$1,490	$4,286
Universal life and investment-type product policy fee income	(3,423)	(3,208)	(3,115)	(12)	(132)	(66)	(3,435)	(3,340)	(3,181)
Interest credited to policyholders’ account balances	1,555	978	1,186	100	(72)	(109)	1,655	906	1,077
(Increase) decrease in the fair value of the reinsurance contract asset	261	141	(3,964)	8	—	2	269	141	(3,962)
Amortization of deferred cost of reinsurance asset	159	39	302	—	82	(24)	159	121	278
Changes in:
Future policy benefits	783	934	1,647	(65)	41	339	718	1,001	2,013
Deferred Policy Acquisition costs	162	(331)	(413)	60	18	39	222	(313)	(374)
Current and deferred income taxes	(771)	258	1,448	(79)	11	(74)	(850)	269	1,374
Other	31	111	(98)	—	82	39	31	193	(59)
Net cash provided by (used in) operating activities	$(461)	$(244)	$(639)	$(26)	$82	$39	$(487)	$(162)	$(600)

Cash flows from financing activities:
Policyholders' accounts balance deposits	$9,342	$5,757	$6,011	$404	$484	$494	$9,746	$6,241	$6,505
Policyholders' accounts balance transfer (to) from Separate Accounts	1,606	1,045	815	(404)	(484)	(494)	1,202	561	321
(Decrease) increase in overdrafts payable	(85)	—	—	—	(82)	(39)	(85)	(82)	(39)

	As previously reported			Adjustments			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Millions)
Net cash provided by (used in) financing activities	$5,751	$3,034	$3,843	$—	$(82)	$(39)	$5,751	$2,952	$3,804

Assumption Updates:

2017 Assumption Changes. During second quarter 2017, the Company updated its expectations of long-term lapse and partial withdrawal behavior for variable annuities with GMDB, GMIB and GMWB guarantees based on emerging experience. These updates increased policyholders’ benefits by $602 million, increased the fair value of the GMIB reinsurance contract asset by $1,532 million, decreased the amortization of the deferred cost of reinsurance asset by $226 million and decreased the amortization of DAC by $32 million. In the second quarter and first six months of 2017, the after tax impacts of these assumption updates increased Net earnings by approximately $772 million.

2016 Assumption Changes. During the second quarter of 2016, the Company updated its mortality assumption on certain VISL products as a result of favorable mortality experience, which decreased the amortization of DAC and the initial fee liability by $70 million and $16 million, respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC and the initial fee liability by $79 million and$4 million, respectively. In the second quarter and first six months of 2016, the after tax impacts of these assumption updates decreased Net earnings by approximately $14 million.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
June 30, 2017:
Fixed Maturity Securities:
Public corporate	$12,530	$745	$45	$13,230	$—
Private corporate	7,075	256	44	7,287	—
U.S. Treasury, government and agency	10,756	479	386	10,849	—
States and political subdivisions	419	66	1	484	—
Foreign governments	343	30	6	367	—
Commercial mortgage-backed	329	10	36	303	4
Residential mortgage-backed(1)	264	17	—	281	—
Asset-backed(2)	38	3	1	40	3
Redeemable preferred stock	485	53	1	537	—
Total Fixed Maturities	32,239	1,659	520	33,378	7
Equity securities	132	—	—	132	—
Total at June 30, 2017	$32,371	$1,659	$520	$33,510	$7
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$12,418	$675	$81	$13,012	$—
Private corporate	6,880	215	55	7,040	—
U.S. Treasury, government and agency	10,739	221	624	10,336	—
States and political subdivisions	432	63	2	493	—
Foreign governments	375	29	14	390	—
Commercial mortgage-backed	415	28	72	371	7
Residential mortgage-backed(1)	294	20	—	314	—
Asset-backed(2)	51	10	1	60	3
Redeemable preferred stock	519	45	10	554	—
Total Fixed Maturities	32,123	1,306	859	32,570	10
Equity securities	113	—	—	113	—
Total at December 31, 2016	$32,236	$1,306	$859	$32,683	$10

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at June 30, 2017 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2017

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$1,778	$1,801
Due in years two through five	7,379	7,733
Due in years six through ten	9,315	9,557
Due after ten years	12,651	13,126
Subtotal	31,123	32,217
Commercial mortgage-backed securities	329	303
Residential mortgage-backed securities	264	281
Asset-backed securities	38	40
Redeemable preferred stock	485	537
Total	$32,239	$33,378
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the second quarter and first six months of 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Proceeds from sales	$121	$1,397	$535	$1,786
Gross gains on sales	$10	$66	$29	$85
Gross losses on sales	$(7)	$(25)	$(27)	$(46)
Total OTTI	$(13)	$(8)	$(13)	$(25)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in earnings (loss)	$(13)	$(8)	$(13)	$(25)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Balances, beginning of period	$(147)	$(181)	$(190)	$(198)
Previously recognized impairments on securities that matured, paid, prepaid or sold	45	23	88	57
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	(17)
Impairments recognized this period on securities not previously impaired	(13)	(8)	(13)	(8)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at June 30,	$(115)	$(166)	$(115)	$(166)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(6)	$19
All other	1,145	428
Equity securities	—	—
Net Unrealized Gains (Losses)	$1,139	$447

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, April 1, 2017	$20	$—	$(5)	$(5)	$10
Net investment gains (losses) arising during the period	(44)	—	—	—	(44)
Reclassification adjustment:
Included in Net earnings (loss)	18	—	—	—	18
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	6	6
Policyholders’ liabilities	—	—	6	—	6
Balance, June 30, 2017	$(6)	$2	$1	$1	$(2)
Balance, April 1, 2016	$9	$—	$—	$(4)	$5
Net investment gains (losses) arising during the period	(17)	—	—	—	(17)
Reclassification adjustment:
Included in Net earnings (loss)	23	—	—	—	23
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	—	—	—
Balance, June 30, 2016	$15	$—	$—	$(6)	$9

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	5	—	—	—	5
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(30)	—	—	—	(30)
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	3	—	—	3
Deferred income taxes	—	—	—	4	4
Policyholders’ liabilities	—	—	11	—	11
Balance, June 30, 2017	$(6)	$2	$1	$1	$(2)
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	(7)	—	—	—	(7)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	4	—	4
Balance, June 30, 2016	$15	$—	$—	$(6)	$9

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, April 1, 2017	$606	$(108)	$(135)	$(127)	$236
Net investment gains (losses) arising during the period	524	—	—	—	524
Reclassification adjustment:
Included in Net earnings (loss)	15	—	—	—	15
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(33)	—	—	(33)
Deferred income taxes	—	—	—	(162)	(162)
Policyholders’ liabilities	—	—	(41)	—	(41)
Balance, June 30, 2017	$1,145	$(141)	$(176)	$(289)	$539
Balance, April 1, 2016	$1,975	$(57)	$(306)	$(565)	$1,047
Net investment gains (losses) arising during the period	1,172	—	—	—	1,172
Reclassification adjustment:
Included in Net earnings (loss)	(45)	—	—	—	(45)
Excluded from Net earnings (loss)(1)	(23)	—	—	—	(23)
Impact of net unrealized investment gains (losses) on:
DAC	—	(82)	—	—	(82)
Deferred income taxes	—	—	—	(321)	(321)
Policyholders’ liabilities	—	—	(105)	—	(105)
Balance, June 30, 2016	$3,079	$(139)	$(411)	$(886)	$1,643

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2017	$428	$(87)	$(189)	$(53)	$99
Net investment gains (losses) arising during the period	690	—	—	—	690
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	27	—	—	—	27
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(54)	—	—	(54)
Deferred income taxes	—	—	—	(236)	(236)
Policyholders’ liabilities	—	—	13	—	13
Balance, June 30, 2017	$1,145	$(141)	$(176)	$(289)	$539
Balance, January 1, 2016	$674	$(82)	$(213)	$(133)	$246
Net investment gains (losses) arising during the period	2,434	—	—	—	2,434
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(29)	—	—	—	(29)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(57)	—	—	(57)
Deferred income taxes	—	—	—	(753)	(753)
Policyholders’ liabilities	—	—	(198)	—	(198)
Balance, June 30, 2016	$3,079	$(139)	$(411)	$(886)	$1,643

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 634 issues at June 30, 2017 and the 794 issues at December 31, 2016 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
June 30, 2017:
Fixed Maturity Securities:
Public corporate	$2,032	$40	$149	$5	$2,181	$45
Private corporate	1,108	26	155	18	1,263	44
U.S. Treasury, government and agency	5,153	386	—	—	5,153	386
States and political subdivisions	—	—	19	1	19	1
Foreign governments	46	1	35	5	81	6
Commercial mortgage-backed	39	5	171	31	210	36
Residential mortgage-backed	13	—	19	—	32	—
Asset-backed	3	—	8	1	11	1
Redeemable preferred stock	8	—	12	1	20	1
Total	$8,402	$458	$568	$62	$8,970	$520
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$2,455	$75	$113	$6	$2,568	$81
Private corporate	1,483	38	277	17	1,760	55
U.S. Treasury, government and agency	5,356	624	—	—	5,356	624
States and political subdivisions	—	—	18	2	18	2
Foreign governments	73	3	49	11	122	14
Commercial mortgage-backed	66	5	171	67	237	72
Residential mortgage-backed	47	—	4	—	51	—
Asset-backed	4	—	8	1	12	1
Redeemable preferred stock	218	9	12	1	230	10
Total	$9,702	$754	$652	$105	$10,354	$859
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2017 and December 31, 2016 were $179 million and $169 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2017 and December 31, 2016, respectively, approximately $1,527 million and $1,574 million, or 4.7% and 4.9%, of the $32,239 million and $32,123 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $20 million and $28 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, respectively, the $62 million and $105 million of gross unrealized losses of twelve months or more were concentrated in corporate and commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either

June 30, 2017 or 2016. At June 30, 2017 and December 31, 2016, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At June 30, 2017, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $2 million.
For the second quarter and first six months of 2017 and 2016, investment income is shown net of investment expenses of $9 million, $29 million, $14 million and $30 million respectively.
At June 30, 2017 and December 31, 2016, respectively, the amortized cost of the Company’s trading account securities was $10,961 million and $9,177 million with respective fair values of $10,969 million and $9,134 million. Also at June 30, 2017 and December 31, 2016, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $48 million and $63 million and costs of $30 million and $46 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of earnings (loss). The table below shows a breakdown of Net investment income from trading account securities during the second quarter and first six months of 2017 and 2016:

Net investment income (loss) from trading securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$57	$55	$108	$119
Net investment gains (losses) recognized on securities sold during the period	23	(4)	25	(10)
Unrealized and realized gains (losses) on trading securities arising during the period	80	51	133	109
Interest and dividend income from trading securities	49	29	89	48
Net investment income (loss) from trading securities	$129	$80	$222	$157
Mortgage Loans
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2017 and December 31, 2016, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $34 million, respectively.
Troubled Debt Restructurings
During second quarter 2017, the Company sold the property previously considered a TDR mortgage loan. As of June 30, 2017, no mortgage loan on the Company balance sheet was considered a TDR.

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for commercial mortgage loans for the first six months of 2017 and 2016 was as follows:

	2017	2016
Allowance for credit losses:	(In Millions)
Beginning balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	—
Provision	—	1
Ending balance, June 30,	$8	$7

June 30, Individually Evaluated for Impairment	$8	$7
There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2017 and 2016.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at June 30, 2017 and December 31, 2016, before adjustments for valuation allowance. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2017

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$681	$45	$321	$74	$—	$—	$1,121
50% - 70%	3,977	518	695	840	—	—	6,030
70% - 90%	249	22	256	104	96	—	727
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$4,907	$585	$1,299	$1,018	$96	$—	$7,905
Agricultural Mortgage Loans(1)
0% - 50%	$255	$142	$301	$501	$285	$53	$1,537
50% - 70%	125	56	212	321	213	38	965
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$380	$198	$513	$826	$498	$91	$2,506
Total Mortgage Loans(1)
0% - 50%	$936	$187	$622	$575	$285	$53	$2,658
50% - 70%	4,102	574	907	1,161	213	38	6,995
70% - 90%	249	22	256	108	96	—	731
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,287	$783	$1,812	$1,844	$594	$91	$10,411

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$738	$95	$59	$56	$—	$—	$948
50% - 70%	3,217	430	673	1,100	76	—	5,496
70% - 90%	282	65	229	127	28	46	777
90% plus	—	—	28	15	—	—	43
Total Commercial Mortgage Loans	$4,237	$590	$989	$1,298	$104	$46	$7,264
Agricultural Mortgage Loans(1)
0% - 50%	$254	$138	$296	$468	$286	$49	$1,491
50% - 70%	141	57	209	333	219	45	1,004
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$395	$195	$507	$805	$505	$94	$2,501
Total Mortgage Loans(1)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2017 and December 31, 2016, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(In Millions)
June 30, 2017
Commercial	$—	$—	$—	$—	$7,905	$7,905	$—
Agricultural	37	6	19	62	2,444	2,506	19
Total Mortgage Loans	$37	$6	$19	$62	$10,349	$10,411	$19
December 31, 2016
Commercial	$—	$—	$—	$—	$7,264	$7,264	$—
Agricultural	9	2	6	17	2,484	2,501	6
Total Mortgage Loans	$9	$2	$6	$17	$9,748	$9,765	$6

The following table provides information regarding impaired mortgage loans at June 30, 2017 and December 31, 2016, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)
June 30, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$1
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$1
December 31, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$22	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$22	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$48	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$48	$2

(1)	Represents a three-quarter average of recorded amortized cost.
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
For GMDB, GMIB, GIB and GWBL and Other Features, the Company retains certain risks, in whole or in part including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and Other Features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.
The Company maintains a hedge program to protect the profitability of future variable annuity sales against declining interest rates. Factors that determine this program’s activity include expected sales and their impact on the Company’s risk profile.
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

Derivatives utilized for General Account Investment Portfolio

The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
Periodically, the Company purchases TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty, in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At June 30, 2017 and December 31, 2016, respectively, the Company’s unrealized gains related to this program were $31 million and $97 million and reported in AOCI.
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
Beginning in 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements.  As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale.  Under this program, the Company derecognized approximately $995 million U.S. Treasury securities for which the Company received proceeds of approximately $1,007 million at inception of the total return swap contracts.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At June 30, 2017, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $869 million. Reported in Other invested assets in the Company's balance sheet at June 30, 2017 is approximately $18 million, representing the fair value of the total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At June 30, 2017			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$4,542	$1	$1	$(328)
Swaps	4,162	7	128	(403)
Options	13,844	2,446	1,197	477
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	18,865	405	195	452
Futures	8,218	—	—	22
Credit contracts:(1)
Credit default swaps	3,300	33	13	9
Other freestanding contracts:(1)
Foreign currency contracts	1,237	33	11	(1)
Margin	—	57	—	—
Collateral	—	2	1,475	—
Net investment income (loss)				228
Embedded derivatives:
GMIB reinsurance contracts	—	11,290	—	981
GIB and GWBL and Other Features(2)	—	—	121	(43)
SCS, SIO, MSO and IUL indexed features(3)	—	—	1,169	(480)
Total	$54,168	$14,274	$4,310	$686

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2016			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,086	$1	$1	$(264)
Swaps	3,529	13	67	(39)
Options	11,465	2,114	1,154	135
Interest rate contracts:(1)
Floors	1,500	11	—	6
Swaps	18,933	246	1,163	1,573
Futures	6,926	—	—	(57)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,757	20	15	—
Other freestanding contracts:(1)
Foreign currency contracts	730	52	6	(8)
Margin		107	6	—
Collateral		712	748	—
Net investment income (loss)				1,346
Embedded derivatives:
GMIB reinsurance contracts	—	10,309	—	2,741
GIB and GWBL and Other Features(2)	—	—	164	146
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(131)
Total	$50,926	$13,585	$4,211	$4,102

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets

Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at June 30, 2017 are exchange-traded and net settled daily in cash. At June 30, 2017, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $161 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $16 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $15 million.
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
At June 30, 2017 and December 31, 2016, respectively, the Company held $1,473 million and $755 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at June 30, 2017 and December 31, 2016, respectively, were $1 million and $700 million, for which the Company posted collateral of $2 million and $820 million at June 30, 2017 and December 31, 2016, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Margin
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $57 million and gross derivative liabilities by $0 million.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At June 30, 2017 and December 31, 2016, there were no balances outstanding under reverse repurchase transactions. At June 30, 2017 and December 31, 2016, the balance outstanding under securities repurchase transactions was $1,797 million and $1,996 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 12.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2017.
Offsetting Financial Assets and Liabilities and Derivative Instruments
At June 30, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$2,453	$1,325	$1,128
Interest rate contracts	404	194	210
Credit contracts	32	13	19
Currency	27	6	21
Margin	57	—	57
Collateral	2	1,475	(1,473)
Total Derivatives, subject to an ISDA Master Agreement	2,975	3,013	(38)
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	2,975	3,013	(38)
Other financial instruments	2,660	—	2,660
Other invested assets	$5,635	$3,013	$2,622
Securities purchased under agreement to resell	$—	$—	$—
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,325	$1,325	$—
Interest rate contracts	194	194	—
Credit contracts	13	13	—
Currency	6	6	—
Margin	—	—	—
Collateral	1,475	1,475	—
Total Derivatives, subject to an ISDA Master Agreement	3,013	3,013	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,013	3,013	—
Other financial liabilities	2,531	—	2,531
Other liabilities	$5,544	$3,013	$2,531
Securities sold under agreement to repurchase(3)	$1,791	$—	$1,791

(1)
Excludes Investment Management segment’s $22 million net derivative assets (including derivative assets of consolidated VIEs), $8 million long exchange traded options and $55 million of securities borrowed.

(2)
Excludes Investment Management segment’s $11 million net derivative liabilities (including derivative liabilities of consolidated VIEs), $8 million short exchange traded options and $29 million of securities loaned.

(3)	Excludes expense of $6 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2017.
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At June 30, 2017

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)
ASSETS:(1)
Counterparty A	$49	$—	$(50)	$(1)
Counterparty B	(1)	—	2	1
Counterparty C	94	—	(94)	—
Counterparty D	176	—	(178)	(2)
Counterparty E	33	—	(38)	(5)
Counterparty F	103	—	(114)	(11)
Counterparty G	282	—	(290)	(8)
Counterparty H	223	—	(225)	(2)
Counterparty I	43	—	(53)	(10)
Counterparty J	(50)	—	53	3
Counterparty K	105	—	(116)	(11)
Counterparty L	3	—	(7)	(4)
Counterparty M	124	—	(117)	7
Counterparty N	—	—	—	—
Counterparty Q	13	—	(12)	1
Counterparty T	24	—	(24)	—
Counterparty U	30	—	(27)	3
Counterparty V	127	—	(126)	$1
Total derivatives	$1,378	$—	$(1,416)	$(38)
Other financial instruments	1,244	—	—	1,244
Other invested assets	$2,622	$—	$(1,416)	$1,206
Securities purchased under agreement to resell	$—	$—	$—	$—
LIABILITIES:(2)
Counterparty D	$972	$(1,076)	$—	$(104)
Counterparty M	191	(234)	—	(43)
Counterparty W	628	(641)	—	(13)
Securities sold under agreement to repurchase (3)	$1,791	$(1,951)	$—	$(160)

(1)
Excludes Investment Management segment’s cash collateral received of $0 million related to derivative assets (including those related to derivative assets of consolidated VIEs) and $55 million related to securities borrowed.

(2)
Excludes Investment Management segment’s cash collateral pledged of $8 million related to derivative liabilities (including those related to derivative liabilities of consolidated VIEs) and $29 million of securities loaned.

(3)	Excludes expense of $6 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at June 30, 2017.
Repurchase Agreement Accounted for as Secured Borrowings(1)

	At June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(In Millions)
Securities sold under agreement to repurchase(2)
U.S. Treasury and agency securities	$—	$1,791	$—	$—	$1,791
Total	$—	$1,791	$—	$—	$1,791
Securities purchased under agreement to resell
Corporate securities	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

(1)	Excludes Investment Management segment’s $55 million of securities borrowed.

(2)	Excludes expense accrual of $6 million in securities sold under agreement to repurchase.

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

(2)
Excludes Investment Management segment’s $11 million net derivative liabilities (including derivative liabilities of consolidated VIEs), $1 million short exchange traded options and $10 million of securities loaned.

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
Summarized financial information for the Closed Block follows:

	June 30, 2017	December 31, 2016
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,067	$7,179
Policyholder dividend obligation	47	52
Other liabilities	204	43
Total Closed Block liabilities	7,318	7,274
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,092 and $3,884)	4,267	4,025
Mortgage loans on real estate	1,791	1,623
Policy loans	805	839
Cash and other invested assets	136	444
Other assets	173	181
Total assets designated to the Closed Block	7,172	7,112
Excess of Closed Block liabilities over assets designated to the Closed Block	146	162
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $(47) and $(52)	139	100
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$285	$262

Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
REVENUES:
Premiums and other income	$57	$60	$115	$122
Net investment income (loss)	79	84	162	174
Net investment gains (losses)	(1)	—	(16)	1
Total revenues	135	144	261	297
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	129	138	284	273
Other operating costs and expenses	1	1	1	2
Total benefits and other deductions	130	139	285	275
Net revenues (loss) before income taxes	5	5	(24)	22
Income tax (expense) benefit	(2)	3	8	(8)
Net Revenues (Losses)	$3	$8	$(16)	$14
Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended June 30,
	2017	2016
	(In Millions)
Balances, beginning of year	$52	$81
Unrealized investment gains (losses), net of DAC	(5)	140
Balances, End of Period	$47	$221

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the Balance Sheet in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2017	$3,212	$5,577	$8,789
Paid guarantee benefits	(189)	(79)	(268)
Other changes in reserve	651	872	1,523
Balance at June 30, 2017	$3,674	$6,370	$10,044
Balance at January 1, 2016	$2,986	$5,297	$8,283
Paid guarantee benefits	(195)	(218)	(413)
Other changes in reserve	361	1,080	1,441
Balance at June 30, 2016	$3,152	$6,159	$9,311
Related GMDB reinsurance ceded amounts were:

	Six Months Ended June 30,
	2017	2016
	(In Millions)
Balance, beginning of year	$1,558	$1,430
Paid guarantee benefits	(91)	(92)
Other changes in reserve	366	192
Balance, End of Period	$1,833	$1,530
The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2017 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,799	$115	$68	$213	$14,195
Separate Accounts	$43,056	$9,232	$3,441	$34,783	$90,512
Net amount at risk, gross	$190	$79	$2,127	$16,079	$18,475
Net amount at risk, net of amounts reinsured	$190	$55	$1,452	$6,769	$8,466
Average attained age of contractholders	51.3	66.1	72.6	67.9	55.1
Percentage of contractholders over age 70	9.5%	38.5%	61.7%	44.7%	17.7%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$28	$309	$337
Separate Accounts	N/A	N/A	$19,636	$40,309	$59,945
Net amount at risk, gross	N/A	N/A	$1,026	$6,844	$7,870
Net amount at risk, net of amounts reinsured	N/A	N/A	$318	$1,702	$2,020
Weighted average years remaining until annuitization	N/A	N/A	1.7	1.0	1.1
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At June 30, 2017, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.7% and 50.5%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 17.2% and 57.1%, respectively, of its current liability exposure resulting from the GMIB feature.
The liability for SCS, SIO, MSO and IUL indexed features and the GIB and GWBL and other features, not included above, was $1,290 million and $1,051 million at June 30, 2017 and December 31, 2016, respectively, which are accounted for as embedded derivatives. The liability for GIB, GWBL and Other Features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30, 2017	December 31, 2016
	(In Millions)
GMDB:
Equity	$73,817	$69,625
Fixed income	2,334	2,483
Balanced	14,054	14,434
Other	307	348
Total	$90,512	$86,890
GMIB:
Equity	$48,065	$45,931
Fixed income	1,626	1,671
Balanced	10,116	10,097
Other	138	149
Total	$59,945	$57,848
C) Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At June 30, 2017, the total account value and net amount at risk of the hedged variable annuity contracts were $53,735 million and $7,444 million, respectively, with the GMDB feature and $40,250 million and $3,058 million, respectively, with the GMIB and GIB feature.
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

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2017	$1,202	$(623)	$579
Other changes in reserves	120	(21)	99
Balance at June 30, 2017	$1,322	$(644)	$678
Balance at January 1, 2016	$1,084	$(539)	$545
Other changes in reserves	85	(32)	53
Balance at June 30, 2016	$1,169	$(571)	$598

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill equity real estate held for production of income, and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At June 30, 2017 and December 31, 2016, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at June 30, 2017

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$13,157	$73	$13,230
Private Corporate	—	6,292	995	7,287
U.S. Treasury, government and agency	—	10,849	—	10,849
States and political subdivisions	—	442	42	484
Foreign governments	—	367	—	367
Commercial mortgage-backed	—	13	290	303
Residential mortgage-backed(1)	—	281	—	281
Asset-backed(2)	—	28	12	40
Redeemable preferred stock	214	322	1	537
Subtotal	214	31,751	1,413	33,378
Other equity investments	3	—	5	8
Trading securities	509	10,460	—	10,969
Other invested assets:
Short-term investments	—	1,261	—	1,261
Assets of consolidated VIEs/VOEs	539	119	3	661
Swaps	—	111	—	111
Credit Default Swaps	—	20	—	20
Options	—	1,249	—	1,249
Subtotal	539	2,760	3	3,302
Cash equivalents	2,175	—	—	2,175
Segregated securities	—	1,078	—	1,078
GMIB reinsurance contract asset	—	—	11,290	11,290
Separate Accounts’ assets	113,282	3,010	333	116,625
Total Assets	$116,722	$49,059	$13,044	$178,825
Liabilities
GWBL and Other Features’ liability	$—	$—	$121	$121
SCS, SIO, MSO and IUL indexed features’ liability	—	1,169	—	1,169
Liabilities of consolidated VIEs/VOEs	407	3	—	410
Contingent payment arrangements	—	—	17	17
Total Liabilities	$407	$1,172	$138	$1,717

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2016

	Level 1	Level 2	Level 3	Total
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
At June 30, 2017 and December 31, 2016, respectively, the fair value of public fixed maturities is approximately $25,550 million and $24,918 million or approximately 15.3% and 16.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2017 and December 31, 2016, respectively, the fair value of private fixed maturities is approximately $7,828 million and $7,652 million or approximately 4.7% and 4.9% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at June 30, 2017 and December 31, 2016, respectively, the net fair value of freestanding derivative positions is approximately $1,380 million and $51 million or approximately 41.8% and 8.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2017 and December 31, 2016, respectively, investments classified as Level 1 comprise approximately 70.1% and 71.1% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At June 30, 2017 and December 31, 2016, respectively, investments classified as Level 2 comprise approximately 28.8% and 27.9% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2017 and December 31, 2016, respectively, approximately $299 million and $340 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
At June 30, 2017 and December 31, 2016, respectively, investments classified as Level 3 comprise approximately 1.1% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2017 and December 31, 2016, respectively, were approximately $102 million and $111 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $302 million and $373 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2017 and December 31, 2016, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
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
Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and Other Features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and Other Features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and Other Features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $89 million and $139 million at June 30, 2017 and December 31, 2016, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to reflect a level of general swap market counterparty risk; therefore, no adjustment was made for purpose of determining the fair value of the GIB and GWBL and Other Features’ liability embedded derivative at June 30, 2017. Equity and fixed income volatilities were modeled to reflect the current market volatility.

The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
In the first six months of 2017, AFS fixed maturities with fair values of $6 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $13 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at June 30, 2017.
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

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2017 and 2016, respectively:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Asset- backed
	(In Millions)
Balance, April 1, 2017	$1,014	$42	$—	$324	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	3	—	—	1	—
Investment gains (losses), net	—	—	—	(9)	15
Subtotal	3	—	—	(8)	15
Other comprehensive income (loss)	(51)	—	—	7	(11)
Purchases	169	—	—	—	—
Sales	(39)	—	—	(33)	(18)
Settlements	—	—	—	—	—
Transfers into Level 3(1)	6	—	—	—	—
Transfers out of Level 3(1)	(34)	—	—	—	(5)
Balance, June 30, 2017	$1,068	$42	$—	$290	$12
Balance, April 1, 2016	$498	$45	$—	$448	$37
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	1	—	—	(18)	—
Subtotal	1	—	—	(18)	—
Other comprehensive income (loss)	(1)	1	—	1	2
Purchases	97	—	—	—	—
Sales	(58)	(1)	—	(27)	(4)
Transfers into Level 3(1)	3	—	—	—	—
Transfers out of Level 3(1)	(45)	—	—	(2)	(9)
Balance, June 30, 2016	$495	$45	$—	$402	$26

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Asset- backed
	(In Millions)
Balance, January 1, 2017	$845	$42	$—	$349	$24
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	4	—	—	1	—
Investment gains (losses), net	—	—	—	(20)	15
Subtotal	4	—	—	(19)	15
Other comprehensive income (loss)	(6)	—	—	19	(7)
Purchases	322	—	—	—	—
Sales	(105)	—	—	(59)	(19)
Settlements	—	—	—	—	—
Transfers into Level 3(1)	13	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	—	(1)
Balance, June 30, 2017	$1,068	$42	$—	$290	$12
Balance, January 1, 2016	$420	$45	$1	$503	$40
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	(1)	—	—	—	—
Investment gains (losses), net	—	—	—	(24)	—
Subtotal	(1)	—	—	(24)	—
Other comprehensive income (loss)	8	1	—	(11)	2
Purchases	150	—	—	—	—
Sales	(72)	(1)	—	(60)	(7)
Transfers into Level 3(1)	17	—	—	—	—
Transfers out of Level 3(1)	(27)	—	(1)	(6)	(9)
Balance, June 30, 2016	$495	$45	$—	$402	$26

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, April 1, 2017	$1	$15	$9,795	$325	$106	$17
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	8	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	1,446	—	—	—
Policyholders’ benefits	—	—	—	—	(48)	—
Subtotal	—	—	1,446	8	(48)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	70	2	63	—
Sales(4)	—	—	(21)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	—
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2017	$1	$8	$11,290	$333	$121	$17
Balance, April 1, 2016	$—	$25	$12,207	$323	$265	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	(1)	—	5	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	1,065	—	—	—
Policyholders’ benefits	—	—	—	—	10	—
Subtotal	—	(1)	1,065	5	10	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	55	10	55	—
Sales(4)	—	—	(16)	(1)	—	—
Settlements(5)	—	—	—	(1)	—	(1)
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(6)	—	(30)	—	—
Balance, June 30, 2016	$—	$18	$13,311	$307	$330	$31

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability	Contingent Payment Arrangement
	(In Millions)
Balance, January 1, 2017	$1	$11	$10,309	$313	$164	$18
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	18	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	906	—	—	—
Policyholders’ benefits	—	—	—	—	(166)	—
Subtotal	—	—	906	18	(166)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	4	110	6	123	—
Sales(4)	—	(1)	(35)	(2)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	1	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2017	$1	$8	$11,290	$333	$121	$17
Balance, January 1, 2016	$—	$17	$10,570	$313	$184	$31
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	1
Investment gains (losses), net	—	(1)	—	13	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	2,662	—	—	—
Policyholders’ benefits	—	—	—	—	40	—
Subtotal	—	(1)	2,662	13	40	1
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	110	10	106	—
Sales(4)	—	—	(31)	(1)	—	—
Settlements(5)	—	—	—	(2)	—	(1)
Transfers into Level 3(1)	—	2	—	1	—	—
Transfers out of Level 3(1)	—	—	—	(27)	—	—
Balance, June 30, 2016	$—	$18	$13,311	$307	$330	$31

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents change in estimates.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2017 and 2016 by category for Level 3 assets and liabilities still held at June 30, 2017 and 2016, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2017
Held at June 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(45)	$—
State and political subdivisions	—	—	—	—	—
Commercial mortgage-backed	—	—	—	5	—
Asset-backed	—	—	—	(11)	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$(51)	$—
GMIB reinsurance contracts	—	—	1,495	—	—
Separate Accounts’ assets(1)	—	8	—	—
GWBL and other features’ liability	—	—	—	—	15
Total	$—	$8	$1,495	$(51)	$15
Level 3 Instruments
Second Quarter 2016
Held at June 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(2)	$—
State and political subdivisions	—	—	—	1	—
Commercial mortgage-backed	—	—	—	(4)	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$(3)	$—
Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	1,104	—	—
Separate Accounts’ assets(1)	—	6	—	—	—
GWBL and other features’ liability	—	—	—	—	65
Total	$—	$6	$1,104	$(3)	$65

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Six Months of 2017
Held at June 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(4)	$—
State and political subdivisions	—	—	—	—	—
Commercial mortgage-backed	—	—	—	17	—
Asset-backed	—	—	—	(7)	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$6	$—
GMIB reinsurance contracts	—	—	981	—	—
Separate Accounts’ assets(1)	—	18	—	—	—
GWBL and other features’ liability	—	—	—	—	(43)
Total	$—	$18	$981	$6	$(43)
Level 3 Instruments
First Six Months of 2016
Held at June 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$9	$—
State and political subdivisions	—	—	—	1	—
Commercial mortgage-backed	—	—	—	(16)	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—
Subtotal	$—	$—	$—	$(4)	$—
Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	2,733	—	—
Separate Accounts’ assets(1)	—	13	—	—	—
GWBL and other features’ liability	—	—	—	—	146
Total	$—	$13	$2,733	$(4)	$146

(1)	There is an investment expense that offsets this investment gain (loss).

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

Quantitative Information about Level 3 Fair Value Measurements
June 30, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$46	Matrix pricing model	Spread over the industry-specific benchmark yield curve	25 bps - 565 bps
	774	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	5.1x- 27.3x 7.2%-17.8% 9.0x- 17.7x
Separate Accounts’ assets	314	Third party appraisal	Capitalization rate	4.7%
			Exit capitalization rate	5.7%
			Discount rate	6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve	243 bps
			Discount factor	4.0%
GMIB reinsurance contract asset	11,290	Discounted cash flow	Lapse Rates	1.0%- 6.3%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 16.0%
			Non-performance risk	4 bps - 9 bps
			Volatility rates - Equity	10.0% - 30.0%
Liabilities:
GIB, GWBL and other features liability	121	Discounted Cash flow	Lapse Rates	0.5% - 11.0%
			Withdrawal Rates	0.0% - 8.0%
			Volatility rates - Equity	10.0% - 30.0%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
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
Excluded from the tables above at June 30, 2017 and December 31, 2016, are approximately $619 million and $594 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 35.3% and 37.5% of total assets classified as Level 3 at June 30, 2017 and December 31, 2016, respectively, and represent only 0.4% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at June 30, 2017 and December 31, 2016, respectively, are approximately $820 million and $691 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 76.8% and 81.8% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2017 and December 31, 2016, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2017 and December 31, 2016, are approximately 0.0% and 8.3%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Assets of VIEs and VOEs classified as Level 3 securities primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Separate Accounts’ assets classified as Level 3 in the table at June 30, 2017 and December 31, 2016, primarily consist of a private real estate fund with a fair value of approximately $314 million and $295 million, a private equity investment with a fair value of approximately $0 million and $1 million and mortgage loans with fair value of approximately $1 million and $2 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $13 million and $5 million at June 30, 2017 and $12 million and $3 million at December 31, 2016, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $17 million and $18 million at June 30, 2017 and December 31, 2016, respectively) were valued using projected AUM growth rates with a weighted average of 18.0% for one acquisition and revenue growth rates and discount rates ranging from 4.0% to 31.0% and 1.4% to 6.4%, respectively, for the three acquisitions.
The carrying values and fair values at June 30, 2017 and December 31, 2016 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)
June 30, 2017:
Mortgage loans on real estate	$10,403	$—	$—	$10,493	$10,493
Loans to affiliates	703	—	774	—	774
Policyholders’ liabilities: Investment contracts	2,146	—	—	2,260	2,260
Funding Agreements	2,637	—	2,624	—	2,624
Policy loans	3,322	—	—	4,224	4,224
Short-term debt	512	—	512	—	512
Separate Account Liabilities	6,846	—	—	6,846	6,846
December 31, 2016:
Mortgage loans on real estate	$9,757	$—	$—	$9,608	$9,608
Loans to affiliates	703	—	775	—	775
Policyholders’ liabilities: Investment contracts	2,226	—	—	2,337	2,337
Funding Agreements	2,255	—	2,202	—	2,202
Policy loans	3,361	—	—	4,257	4,257
Short-term debt	513	—	513	—	513
Separate Account Liabilities	6,194	—	—	6,194	6,194
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
Compensation costs for the second quarter and first six months of 2017 and 2016 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Performance Shares	$9,556	$9,603	$12,958	$11,821
Stock Options	729	606	738	715
AB Restricted Units	13,600	4,000	21,300	5,200
Other compensation plans(1)	(37)	7	28	(913)
Total Compensation Expenses	$23,848	$14,216	$35,024	$16,823

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.
Performance Shares
2017 Grant. On June 21, 2017, under the terms of the Performance Share Plan, AXA awarded approximately 1.69 million unearned performance shares to employees of AXA Equitable. The extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In the first six months of 2017, the expense associated with the June 21, 2017 grant of performance shares was $7 million.
Settlement of 2014 Grant in 2017. On March 24, 2017, share distributions totaling approximately $21 million were made to active and former AXA Equitable employees in settlement of 1.0 million performance shares earned under the terms of the first tranche of the AXA Performance Share Plan 2014.
Stock Options
2017 Grant. On June 21, 2017, 487,840 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 23.92 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 21, 2017, 275,942 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 21, 2017 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.78 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 25.05%, a weighted average expected term of 8.8 years, an expected dividend yield of 6.53% and a risk-free interest rate of 0.59%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the first six months of 2017, the Company recognized expenses associated with the June 21, 2017 grant of options of approximately $0.4 million.
AB Long-term Incentive Compensation Plans. During the second quarter and first six months of 2017, AB purchased 4.3 million and 5.7 million Holding Units for $97 million and $128 million respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million Holding Units for $82 million and $110 million, respectively with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
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
During the first six months of 2017 and 2016, AB granted to employees and eligible Directors 2.0 million and 0.3 million restricted Holding awards. In the first six months of 2017 and 2016, AB used Holding Units repurchased during the period and newly issued Holding Units to fund the restricted Holding Unit awards.
During the first six months of 2017 and 2016, AB Holding issued 0.5 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9 million and $2 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

8)	INCOME TAXES
Income taxes for the interim periods ended June 30, 2017 and 2016 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.
In the second quarter of 2017, the Company recognized a tax benefit of $221 million related to the conclusion of an IRS audit for tax years 2008 and 2009.

9)	LITIGATION
There have been no new material legal proceedings and no material developments in the specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2016, except as set forth below:
Insurance Litigation
In April 2014, a lawsuit was filed in the United States District Court for the Southern District of New York, now entitled Ross v. AXA Equitable Life Insurance Company. The lawsuit is a putative class action on behalf of all persons and entities that, between 2011 and March 11, 2014, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by AXA Equitable (the “Policies”). The complaint alleges that AXA Equitable did not disclose in its New York statutory annual statements or elsewhere that the collateral for certain reinsurance transactions with affiliated reinsurance companies was supported by parental guarantees, an omission that allegedly caused AXA Equitable to misrepresent its “financial condition” and “legal reserve system.” The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of all premiums paid by the class for the Policies during the relevant period. In July 2015, the Court granted AXA Equitable’s motion to dismiss for lack of subject matter jurisdiction. In April 2015, a second action in the United States District Court for the Southern District of New York was filed on behalf of a putative class of variable annuity holders with “Guaranteed Benefits Insurance Riders,” entitled Calvin W. Yarbrough, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. The new action covers the same class period, makes substantially the same allegations, and seeks the same relief as the Ross action. In October 2015, the Court, on its own, dismissed the Yarbrough litigation on similar grounds as the Ross litigation. In December 2015, the Second Circuit denied the plaintiffs motion to consolidate their appeals but ordered that the appeals be heard together before a single panel of judges. In February 2017, the Second Circuit affirmed the decisions of the district court in favor of AXA Equitable, and that decision is now final because the plaintiffs failed to file a further appeal.
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life ("UL") policies subject to AXA Equitable’s cost of insurance (“COI”) increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. The current complaint alleges a claim for breach of contract and a claim that the AXA Equitable made misrepresentations in violation of Section 4226 of the New York Insurance Law (“Section 4226”). Plaintiff seeks (a) with respect to its breach of contract claim, compensatory damages, costs, and, pre- and post-judgment interest, and (b) with respect to its claim concerning Section 4226, a penalty in the amount of premiums paid by the Plaintiff and the putative class. AXA Equitable’s response to the complaint was filed in February 2017. Additionally, a separate putative class action and six individual actions challenging the COI increase have been filed against AXA Equitable.
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
At June 30, 2017 and December 31, 2016, AXA Equitable’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $9,198 million and $8,574 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums, deposits and fee income to AXA Arizona in the second quarter and first six months of 2017 and 2016 related to the Annuity, UL and no lapse guarantee riders totaled approximately $115 million, $224 million, $109 million and $216 million, respectively. Ceded claims paid and surrenders in the second quarter and first six months of 2017 and 2016 were $79 million, $135 million, $61 million and $275 million, respectively.
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

11)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of June 30, 2017 and 2016 follow:

	June 30,
	2017	2016
	(In Millions)
Unrealized gains (losses) on investments	$502	$1,666
Foreign currency translation adjustments	(63)	(55)
Defined benefit pension plans	(45)	(43)
Total accumulated other comprehensive income (loss)	394	1,568
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	99	69
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$493	$1,637
The components of OCI, net-of-taxes for the second quarter and first six months of 2017 and 2016 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(21)	$(5)	$14	$4
(Gains) losses reclassified into net earnings (loss) during the period	—	—	—	—
Foreign currency translation adjustment	(21)	(5)	14	4
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	312	764	452	1,578
(Gains) losses reclassified into net earnings (loss) during the period(1)	21	(29)	(2)	(15)
Net unrealized gains (losses) on investments	333	735	450	1,563
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(19)	(110)	8	(158)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $177, $337, $267, and $764	314	625	458	1,405
Change in defined benefit plans:
Less: reclassification adjustments to net earnings (loss) for:
Net gain (loss) arising during the period	1	—	1	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $1, $0, $1 and $0.	1	—	1	—
Total other comprehensive income (loss), net of income taxes	294	620	473	1,409
Less: Other comprehensive (income) loss attributable to noncontrolling interest	20	3	13	—
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$314	$623	$486	$1,409

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(14) million, $(1) million, $16 million and $8 million, for the second quarter and first six months of 2017 and 2016, respectively.

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
In the first six months of 2017 and 2016, AB recorded new real estate charges of $21 million and $25 million respectively, relating to the further consolidation of office space at its New York offices. Real estate charges are recorded in Other operating costs and expenses in the Company’s Consolidated Statements of Earnings (Loss).
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

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
June 30, 2017:	(In Millions)
Short-term FHLBNY funding agreements	$500	less than one month	$3,000	$3,000
Long-term FHLBNY funding agreements	548	less than 4 years	174	—
	828	Less than 5 years	208	—
	744	greater than five years	—	—
Total long-term funding agreements	2,120		382	—
Total FHLBNY funding agreements at June 30, 2017	$2,620		$3,382	$3,000
December 31, 2016:
Short-term FHLBNY funding agreements	$500	less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	58	less than 4 years	58	—
	862	Less than 5 years	862	—
	818	greater than five years	818	—
Total long-term funding agreements	1,738		1,738	—
Total FHLBNY funding agreements at December 31, 2016	$2,238		$7,738	$6,000

Other Commitments

AXA Equitable had approximately $20 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $801 million (including $226 million with affiliates) and $852 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Segment revenues:
Insurance(1)	$3,767	$3,582	$5,160	$7,847
Investment Management(2)	813	724	1,569	1,493
Consolidation/elimination	(5)	(7)	(12)	(12)
Total Revenues	$4,575	$4,299	$6,717	$9,328

(1)
Includes investment expenses charged by AB of approximately $13 million, $24 million, $13 million and $25 million for the second quarter and first six months of 2017 and 2016, respectively, for services provided to the Insurance Segment.

(2)
Intersegment investment advisory and other fees of approximately $18 million, $36 million, $20 million and $37 million for the second quarter and first six months of 2017 and 2016, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$1,628	$1,456	$904	$3,789
Investment Management	168	138	320	307
Consolidation/elimination	1	—	—	1
Total Earnings (Loss) from Continuing Operations, before income taxes	$1,797	$1,594	$1,224	$4,097

	June 30, 2017	December 31, 2016
	(In Millions)
Segment assets:
Insurance	$201,076	$190,583
Investment Management(1)	13,865	13,139
Consolidation/elimination	—	(3)
Total Assets	$214,941	$203,719

(1)
In accordance with SEC regulations, the assets of the Investment Management segment include securities with a fair value of $1,007 million and $893 million which have been segregated in a special reserve bank custody account at June 30, 2017 and December 31, 2016, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of June 30, 2017 and December 31, 2016, $71 million and $53 million, respectively, of cash were segregated in these bank accounts.

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
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $615.0 billion at June 30, 2017, of which approximately $516.6 billion were managed by AB. AXA Equitable is an indirect wholly-owned subsidiary of AXA Financial, which is itself an indirect wholly- owned subsidiary of AXA.

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

EXECUTIVE OVERVIEW

Earnings(loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. The consolidated net earnings for the period were largely due to increases in the fair values of the GMIB reinsurance contract asset, increases in reserves for products with GMDB, GMIB and GWBL features (collectively, the “VA Guarantee Features”) reserves and investment losses from derivative instruments used to hedge products with VA Guarantee Features. The accounting of reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, earnings would be higher than the $1.3 billion and $915 million consolidated net earnings of the Company and $1.3 billion and $870 million consolidated net earnings of the Insurance segment in the second quarter and first six months of 2017. For additional information, see “Accounting For VA Guarantee Features” below.
Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account customer preferences and the macroeconomic environment and drives profitable growth while appropriately managing risk.
In second quarter 2017, life insurance and annuities first year premiums and deposits increased by $262 million from the comparable 2016 period. The increase in first year premiums and deposits during the second quarter 2017 was primarily driven by $261 million higher annuity sales partially offset by lower life insurance sales. In first six months of 2017, life insurance and annuities first year premiums and deposits increased by $387 million from the comparable 2016 period. The increase in first year premiums and deposits during the first six months of 2017 was driven by $389 million higher annuity sales partially offset by lower life insurance sales.
For additional information on sales, see “Premiums and Deposits” below.
Legislative and Regulatory Developments. In April 2016, the U.S. Department of Labor (“DOL”) issued a final rule (the “Rule”) that significantly expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and individual retirement account (“IRA”) holders. In February 2017, the DOL was directed by memorandum (the “President’s Memorandum”) to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. In response, in March 2017, the DOL published a notice soliciting comments on the examination described in the President’s Memorandum, which were due in April 2017. In addition, in April 2017, the DOL announced that the applicability date of the Rule was deferred from April 10, 2017 until June 9, 2017. The Rule was partially implemented on June 9, 2017, with a transition period for certain requirements that are due to take effect on January 1, 2018. On July 6, 2017, the DOL published a request for information in connection with its examination of the Rule which included a request for comments on further delaying implementation of the Rule. Comments on this request were due by July 21, 2017, or August 7, 2017, depending on the issue. The outcome of the foregoing cannot be anticipated at this time.
While the extent of implementation of the Rule remains uncertain, unless it is repealed or meaningfully revised it is likely to result in adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs, which may have a significant adverse effect on our business and consolidated results of operations.
During second quarter 2017, the NYDFS concluded its routine quinquennial financial and market conduct examination of the Company covering the five year period ending December 31, 2015. The Report on Examination of AXA Equitable Life Insurance Company, as of December 31, 2015, was adopted by the NYDFS and made an official record in May 2017. There were no changes to the Company’s financial statements as a result of the exam.
For additional information on the potential impacts of regulation on the Company, see “Risk Factors” included elsewhere herein and “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2016 Form 10-K.

AB AUM. At AB, total AUM as of June 30, 2017 were $516.6 billion, an increase of $36.4 billion, or 7.6%, compared to December 31, 2016, and up $27.1 billion, or 5.5%, compared to June 30, 2016. During the second quarter of 2017, AUM increased as a result of market appreciation of $14.0 billion and net inflows of $4.7 billion. During the first six months of 2017, AUM increased as a result of market appreciation of $31.9 billion and net inflows of $4.5 billion. During the twelve month period ended June 30, 2017, AUM increased as a result of market appreciation of $35.5 billion and new assets from 2016 acquisition of $2.5 billion partially offset by net outflows of $10.9 billion. For additional information, see “Fees and Assets Under Management” below.

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

Changes in interest rates and equity markets have contributed to earnings volatility. The table below shows, for the second quarter and first six months of 2017 and 2016 and the year ended December 31, 2016, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2017	2016	2016
	(In Millions)
Income (loss) on free-standing derivatives(1)	$84	$517	$(220)	$1,218	$(1,004)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	1,495	1,104	981	2,733	(269)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(890)	(640)	(1,081)	(1,067)	(362)
Total	$689	$981	$(320)	$2,884	$(1,635)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)

(2)	Reported in Increase (decrease) in the fair value of the reinsurance contract asset in the consolidated statements of earnings (loss)

(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)
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
The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at June 30, 2017) and/or letters of credit ($3.7 billion at June 30, 2017). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.
For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2016 Form 10-K.
2017 Assumption Changes. During second quarter 2017, the Company updated its expectations of long-term lapse and partial withdrawal behavior for variable annuities with GMDB, GMIB and GMWB guarantees based on emerging experience. These updates increased policyholders’ benefits by $602 million, increased the fair value of the GMIB reinsurance contract asset by $1.5 billion, decreased the amortization of the deferred cost of reinsurance asset by $226 million and decreased the amortization of DAC by $32 million. In the second quarter and first six months of 2017, the after tax impacts of these assumption updates increased Net earnings by approximately $772 million.
2016 Assumption Changes. During the second quarter of 2016, the Company updated its mortality assumption on certain VISL products as a result of favorable mortality experience, which decreased the amortization of DAC and the initial fee liability by $70 million and $16 million, respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC and the initial fee liability by $79 million and $4 million, respectively. In the second quarter and first six months of 2016, the after tax impacts of these assumption updates decreased Net earnings by approximately $14 million.
Parent Announcement.  On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, AXA America Holdings, Inc., through a proposed IPO in the first half of 2018.  The completion of the proposed IPO will depend on, among other things, the U.S. Securities and Exchange Commission filing and review process and customary regulatory approvals, as well as market conditions.  There can be no assurance that the proposed IPO will occur on the anticipated timeline or at all.

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

CONSOLIDATED RESULTS OF OPERATIONS
AXA Equitable
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Universal life and investment-type product policy fee income	$865	$841	$1,761	$1,656
Premiums	216	197	441	412
Net investment income (loss):
Investment income (loss) from derivative instruments	285	598	228	1,346
Other investment income (loss)	686	602	1,316	1,298
Total net investment income (loss)	971	1,200	1,544	2,644
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(8)	(13)	(25)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	(13)	(8)	(13)	(25)
Other investment gains (losses), net	23	34	12	64
Total investment gains (losses), net	10	26	(1)	39
Commissions, fees and other income	1,018	931	1,991	1,844
Increase (decrease) in the fair value of the reinsurance contract asset	1,495	1,104	981	2,733
Total revenues	4,575	4,299	6,717	9,328
Policyholders’ benefits	1,467	1,284	2,300	2,402
Interest credited to policyholders’ account balances	393	325	941	570
Compensation and benefits	450	428	888	854
Commissions	286	273	572	541
Distribution related payments	103	93	199	180
Interest expense	6	3	11	7
Amortization of deferred policy acquisition costs	(82)	(74)	43	(74)
Other operating costs and expenses	155	373	539	751
Total benefits and other deductions	2,778	2,705	5,493	5,231
Earnings (loss) from continuing operations before income taxes	1,797	1,594	1,224	4,097
Income tax (expense) benefit	(338)	(523)	(78)	(1,274)
Net earnings (loss)	1,459	1,071	1,146	2,823
Less: net (earnings) loss attributable to the noncontrolling interest	(113)	(91)	(231)	(208)
Net Earnings (Loss) Attributable to AXA Equitable	$1,346	$980	$915	$2,615

The consolidated earnings (loss) narrative that follows discusses the results for the second quarter and first six months of 2017 compared to the comparable 2016 period’s results. For additional information, see “Accounting for VA Guarantee Features” above.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net earnings attributable to the Company in second quarter 2017 was $1.3 billion, an increase of $366 million from the $1.0 billion of net earnings attributable to the Company in second quarter 2016. The increase is primarily attributable to a $391 million higher increase in the fair value of the GMIB reinsurance contract asset , $218 million lower other operating expenses, $84 million higher other investment income and $8 million lower amortization of DAC partially offset by $313 million lower investment income from derivative instruments, $250 million higher increase in GMDB/GMIB/GWBL/GMAB reserves and $68 million higher interest credited to policyholders' account balances. The Company recorded a $338 million and $523 million income tax expense in the second quarters of 2017 and 2016, respectively.
Net earnings attributable to the noncontrolling interest were $113 million in second quarter 2017 as compared to $91 million for second quarter 2016 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.5 billion in second quarter 2017, an increase of $388 million from net earnings of $1.1 billion reported for second quarter 2016.
Income tax expense in second quarter 2017 was $338 million, primarily due to the $1.6 billion of pre-tax earnings in the Insurance segment, compared to an income tax expense of $523 million in second quarter 2016, primarily due to the $1.5 billion in pre-tax earnings in the Insurance segment. Income taxes for second quarter 2017 and 2016 were computed using an estimated annual effective tax rate. The second quarter 2017 income tax expense was reduced by a $221 million tax benefit related to the conclusion of an IRS audit for tax years 2008 and 2009. In second quarter 2017 and 2016, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States.
Earnings from operations before income taxes were $1.8 billion in second quarter 2017, an increase of $203 million from the $1.6 billion in pre-tax earnings reported in second quarter 2016. The Insurance segment’s pre-tax earnings from operations totaled $1.6 billion in second quarter 2017, an increase of $172 million from the pre-tax earnings of $1.5 billion in second quarter 2016. The Investment Management segment’s pre-tax earnings from operations were $168 million in second quarter 2017, $30 million higher than the $138 million reported in second quarter 2016. The Insurance segment’s higher pre-tax earnings in second quarter 2017 as compared to second quarter 2016, was primarily due to a $391 million higher increase in the fair value of the GMIB reinsurance contract asset, $245 million lower other operating expenses, $54 million higher other investment income, $8 million lower amortization of DAC and $24 million higher commission, fees and other income partially offset by $313 million lower investment income from derivative instruments, $250 million higher increase in GMDB/GMIB/GWBL/GMAB reserves and $68 million higher interest credited to policyholders' account balances. The $30 million higher pre-tax earnings from operations in the Investment Management segment in the second quarter 2017 were primarily due to $61 million higher commission, fees and other income and by $30 million higher net investment income partially offset by $27 million higher other operating costs and expenses, $16 million higher compensation and benefit expenses and $10 million higher distribution related payments.
Total revenues were $4.6 billion in second quarter 2017, an increase of $276 million from $4.3 billion reported in second quarter 2016. The Insurance segment reported total revenues of $3.8 billion in second quarter 2017, an increase of $185 million from the $3.6 billion of revenues reported in second quarter 2016. The Investment Management segment reported total revenues of $813 million, an increase of $89 million from the $724 million of revenues reported in second quarter 2016. The increase in Insurance segment revenues was principally due to a $391 million higher increase in the fair value of the GMIB reinsurance contract asset, $54 million higher other investment income, $24 million higher commission, fees and other income, $24 million higher policy fee income and $19 million higher premiums partially offset by $313 million lower investment income from derivative instruments and a decrease of $14 million in investment gains (losses), net. The $89 million increase in Investment Management segment’s revenues in the second quarter 2017 was due to $61 million higher commission, fees and other income and $30 million higher net investment income.
Total benefits and expenses were $2.8 billion in second quarter 2017, an increase of $73 million from the $2.7 billion reported for second quarter 2016. The Insurance segment’s total benefits and expenses increased $13 million to $2.1 billion in second quarter 2017. The Investment Management segment’s total expenses for second quarter 2017 were $645 million; $59 million higher than the $586 million in expenses in second quarter 2016. The Insurance segment’s increase was principally due to $245 million lower other operating expenses and $8 million lower amortization of DAC partially offset by $183 million higher policyholders’ benefit expense, $68 million higher interest credited to policyholders' account balances and $13 million higher commission expenses in second quarter 2017 as compared to second quarter 2016. The increase in expenses for the Investment Management segment was principally due to $27 million higher other operating costs and expenses, $16 million higher compensation and benefit expenses and $10 million higher distribution related payments.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net earnings attributable to the Company in the first six months of 2017 was $915 million, a decrease of $1.7 billion from the $2.6 billion of net earnings attributable to the Company in the first six months of 2016. The decrease is primarily attributable to $1.8 billion lower increase in the fair value of the GMIB reinsurance contract asset, $1.1 billion lower investment income from derivative instruments and a $14 million higher increase in GMDB/GMIB/GWBL/GMAB reserves in the first six months of 2017 as compared to the first six months of 2016. The first six months of 2017 net earnings also included $212 million lower other operating costs and expenses, $105 million higher Universal life and investment-type product policy fee income, $18 million higher other investment income, $29 million higher premiums, partially offset by $371 million higher interest credited to policyholders' account balances and $117 million higher amortization of DAC when compared to the first six months of 2016. The Company recorded a $78 million income tax expense and a $1.3 billion income tax expense in the first six months of 2017 and 2016, respectively.
Net earnings attributable to the noncontrolling interest were $231 million in the first six months of 2017 as compared to $208 million for the first six months of 2016 primarily reflecting earnings from AB in both periods.
Net earnings inclusive of earnings (losses) attributable to noncontrolling interest were $1.1 billion in the first six months of 2017, a decrease of $1.7 billion from net earnings of $2.8 billion reported in the first six months of 2016.
Income tax expense in the first six months of 2017 was $78 million, primarily due to the $904 million pre-tax earnings in the Insurance segment, compared to $1.3 billion income tax expense in the first six months of 2016, primarily due to the $3.8 billion in pre-tax earnings in the Insurance segment. Income taxes for the first six months of 2017 and 2016 were computed using an estimated annual effective tax rate. Income tax expense in the first six months of 2017 was reduced by a $221 million tax benefit related to the conclusion of an IRS audit for tax years 2008 and 2009. In the first six months of 2017 and 2016, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States.
Earnings from operations before income taxes was $1.2 billion in the first six months of 2017, a decrease of $2.9 billion from the $4.1 billion in pre-tax earnings reported in the first six months of 2016. The Insurance segment’s pre-tax earnings from operations totaled $904 million in the first six months of 2017, a decrease of $2.9 billion from the pre-tax earnings of $3.8 billion in the first six months of 2016. The Investment Management segment’s pre-tax earnings from operations were $320 million in the first six months of 2017, $13 million higher than the $307 million reported in the first six months of 2016. The Insurance segment’s lower pre-tax earnings in the first six months of 2017 as compared to the first six months of 2016 was primarily due to a $1.8 billion lower increase in the fair value of the GMIB reinsurance contract asset, $1.1 billion lower investment income from derivative instruments and a $14 million higher increase in GMDB/GMIB/GWBL/GMAB reserves in the first six months of 2017 as compared to the first six months of 2016. The Insurance segment pre-tax earnings in the first six months of 2017 also included $371 million higher interest credited to policyholders' account balances and $117 million higher amortization of DAC partially offset by $218 million lower other operating costs and expenses, $105 million higher Universal life and investment-type product policy fee income, $36 million higher other investment income and $29 million higher premiums when compared to the first six months of 2016. The $13 million higher pre-tax earnings from operations in the Investment Management segment in the first six months of 2017 were primarily due to $99 million higher commission, fees and other income partially offset by $23 million lower net investment income, $32 million higher compensation and benefit expenses, $19 million higher distribution related payments, $6 million higher interest expense and $6 million increase in other operating costs and expenses.
Total revenues were $6.7 billion in the first six months of 2017, a decrease of $2.6 billion from $9.3 billion reported in the first six months of 2016. The Insurance segment reported total revenues of $5.2 billion in the first six months of 2017, a $2.7 billion decrease from the $7.8 billion of revenues reported in the first six months of 2016. The Investment Management segment reported total revenues of $1.6 billion, a $76 million increase from the $1.5 billion of revenues reported in the first six months of 2016. The decrease in Insurance segment revenues was principally due to a $1.8 billion lower increase in the fair value of the GMIB reinsurance contract asset and $1.1 billion lower investment income from derivative instruments, partially offset by $105 million higher Universal life and investment-type product policy fee income, an increase of $47 million in commission fees and other income, $36 million higher other investment income and $29 million higher premiums when compared to the first six months of 2016. The $76 million increase in Investment Management segment’s revenues in the first six months of 2017 was due to $99 million higher commission, fees and other income partially offset by $23 million lower net investment income.
Total benefits and expenses were $5.5 billion in the first six months of 2017, an increase of $262 million from the $5.2 billion reported for the first six months of 2016. The Insurance segment’s total benefits and expenses increased $198 million to $4.3 billion in the first six months of 2017. The Investment Management segment’s total expenses for the first six months of 2017 were $1.2 billion; $63 million higher than the $1.2 billion in expenses in the first six months of 2016. The Insurance segment’s total benefits and expenses increased principally due to $371 million higher interest credited to policyholders' account balances and $117 million higher DAC amortization partially offset by $218 million lower other operating costs and expenses and $102 million lower policyholders’ benefit expense in the first six months of 2017 as compared to the first six months of 2016. The increase in expenses for the Investment Management segment was principally due to $32 million higher compensation and benefit expenses and $19 million higher distribution related payments.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Universal life and investment-type product policy fee income	$865	$841	$1,761	$1,656
Premiums	216	197	441	412
Net investment income (loss):
Investment income (loss) from derivative instruments	290	603	243	1,355
Other investment income (loss)	626	572	1,215	1,179
Total net investment income (loss)	916	1,175	1,458	2,534
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(8)	(13)	(25)
Portion of losses recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	(13)	(8)	(13)	(25)
Other investment gains (losses), net	23	32	12	64
Total investment gains (losses), net	10	24	(1)	39
Commissions, fees and other income	265	241	520	473
Increase (decrease) in the fair value of the reinsurance contract asset	1,495	1,104	981	2,733
Total revenues	3,767	3,582	5,160	7,847

Policyholders’ benefits	1,467	1,284	2,300	2,402
Interest credited to policyholders’ account balances	393	325	941	570
Compensation and benefits	119	114	233	232
Commissions	286	273	572	541
Amortization of deferred policy acquisition costs, net	(82)	(74)	43	(74)
Interest expense	—	3	4	6
Other operating costs and expenses	(44)	201	163	381
Total benefits and other deductions	2,139	2,126	4,256	4,058
Earnings (Loss) from Continuing Operations, before Income Taxes	$1,628	$1,456	$904	$3,789

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues

In second quarter 2017, the Insurance segment’s revenues increased $185 million to $3.8 billion from $3.6 billion in second quarter 2016. The increase in Insurance segment revenues was principally due to a $391 million higher increase in the fair value of the GMIB reinsurance contract asset and $54 million higher other investment income, $24 million higher commission, fees and other income, $24 million higher policy fee income and $19 million higher premiums partially offset by $313 million lower investment income from derivatives and $14 million lower investment gains.

Universal life and investment-type product policy fee income increased $24 million to $865 million in second quarter 2017 from $841 million in second quarter 2016. The increase was principally due to a $14 million higher policy fee income earned on annuity and VISL products and by a $2 million higher increase in the initial fee liability (a $18 million increase in the second quarter 2017 compared to a $16 million increase in the second quarter 2016, both periods reflected favorable changes in expected future margins on certain VISL products which increased the initial fee liability by $21 million and $19 million respectively).

Premiums were $216 million in second quarter 2017, $19 million higher than the $197 million in second quarter 2016 primarily due to higher renewal of traditional life premiums.

Net investment income decreased $259 million to $916 million in second quarter 2017 from a net investment income of $1.2 billion in second quarter 2016. The decrease resulted from $313 million lower investment income from derivatives offset by $54 million higher other investment income. The Insurance segment reported $290 million of investment income from derivatives including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts in second quarter 2017 as compared to $603 million of investment income from derivatives in second quarter 2016. The second quarter 2017 income from derivative instruments was primarily driven by relatively flat interest rates partially offset by improvements in equity markets during the second quarter 2017. The second quarter 2016 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by improvement in equity markets during second quarter 2016. The increase in other investment income is primarily attributable to $22 million higher realized and unrealized gains from trading account securities and $19 million higher investment income from mortgage loans on real estate.

Investment gains (losses), net were a gain of $10 million in second quarter 2017, as compared to a $24 million gain in second quarter 2016. The Insurance segment’s investment gain in second quarter 2017 was primarily due to gains on sales of fixed maturities partially offset by $13 million of writedowns of fixed maturities. The Insurance segment’s net gain in second quarter 2016 was primarily due to $33 million gains on sales of fixed maturities partially offset by $8 million of writedowns of fixed maturities.

Commissions, fees and other income increased $24 million to $265 million in second quarter 2017 as compared to $241 million in second quarter 2016. This increase was primarily due to $29 million higher gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $178 million and $167 million in second quarter 2017 and 2016, respectively.

In second quarter 2017, there was a $1.5 billion increase in the fair value of the GMIB reinsurance contract asset as compared to a $1.1 billion increase in the fair value of the GMIB reinsurance contract asset in second quarter 2016; both periods’ changes reflected existing capital market conditions. Included in second quarter 2017 were the impacts from updated assumptions primarily related lapse rates and partial withdrawal behavior assumptions based on emerging experience and relatively flat interest rates which increased the fair value of the reinsurance contract asset by $1.6 billion and $204 million, respectively partially offset by the impacts of improvements in equity markets which decreased the fair value of the GMIB reinsurance contract asset by $236 million. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items decreased the fair value of the GMIB reinsurance contract asset by $47 million in second quarter 2017. Included in second quarter 2016 were the impacts from decreasing interest rates which increased the fair value of the reinsurance contract asset by $1.2 billion, partially offsetting the increase were the impacts of improvements in equity markets in second quarter 2016, which decreased the fair value of the GMIB reinsurance contract asset by $175 million. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items increased the fair value of the GMIB reinsurance contract asset by $95 million.

Benefits and Other Deductions

In second quarter 2017, total benefits and other deductions increased $13 million to $2.1 billion from $2.1 billion in second quarter 2016. The Insurance segment’s increase was principally due to $245 million lower other operating costs and expenses and $8 million lower amortization of DAC partially offset by $183 million higher policyholders’ benefit expense and $68 million higher interest credited to policyholders’ account balances in second quarter 2017 as compared to second quarter 2016.

Policyholders’ benefits increased $183 million to $1.5 billion in second quarter 2017 from $1.3 billion in second quarter 2016. The increase was primarily due to the $280 million higher increase in GMDB/GMIB reserves (an increase of $904 million in second quarter 2017 as compared to an increase of $624 million in the second quarter 2016) partially offset by a $29 million decrease in GWBL and GMAB reserves (a decrease of $13 million in the second quarter 2017 as compared to an increase of $16 million in second quarter 2016); both periods reflecting changes in interest rates and equity markets. Policyholders' benefits in second quarter 2017 also included $20 million other increase in reserves not associated with GMDB/GMIB/GWBL/GMAB reserves and by $52 million higher benefits paid. Included in the second quarter 2017 increase in GMDB/GMIB and GMWB reserve increases were the impacts of updated assumptions for lapse rates and partial withdrawal behavior based on emerging experience which increased policyholder benefit reserves by $602 million.

In second quarter 2017, interest credited to policyholders’ account balances totaled $393 million, an increase of $68 million from the $325 million reported in second quarter 2016 primarily due to higher interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $119 million in second quarter 2017, a $5 million increase from $114 million in second quarter 2016. The increase is primarily a result of higher employee salaries and benefit costs.

In second quarter 2017, commission expense totaled $286 million, an increase of $13 million compared to second quarter 2016, principally due to an increase in annuity product sales.

Amortization of DAC, net of capitalization was $(82) million in second quarter 2017, a decrease of $8 million from $(74) million of amortization of DAC, net in second quarter 2016. DAC amortization in the second quarter 2017 included $71 million of favorable changes primarily resulting from changes in expected future margins and balance true-ups for VISL products and the DAC impacts from updates to the lapse and partial withdrawal behavior assumptions for variable annuities with GMDB and GMIB guarantees based on emerging experience. The second quarter 2017 amortization of DAC also included $150 million of DAC capitalization and $2 million of reactivity to realized capital losses partially offset by $140 million of baseline amortization. DAC amortization in the second quarter of 2016 included $27 million of favorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates to the mortality assumption on certain VISL products as a result of favorable mortality experience which decreased the amortization of DAC by $70 million and other one-time updates including balance true-ups, which decreased the amortization of DAC by $33 million. Partially offsetting these favorable changes was an update to the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC by $79 million. The second quarter 2016 amortization of DAC also included $146 million of DAC capitalization partially offset by $82 million of baseline amortization and $16 million of reactivity to realized capital gains.

After the initial establishment of reserves, premium deficiency and loss recognition tests are performed at each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At June 30, 2017, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 - year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. Current projections of future returns assume a reversion to the mean of 7.0% in three quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2016 Form 10-K.
Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.
Other operating costs and expenses totaled $(44) million in second quarter 2017, a decrease of $245 million from the $201 million reported in second quarter 2016. The decrease of $245 million is primarily related to $272 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, primarily driven by the updates to the lapse and partial withdrawal behavior assumptions in second quarter 2017 partially offset by $27 million higher general and administrative expenses.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues

In the first six months of 2017, the Insurance segment’s revenues decreased $2.7 billion to $5.2 billion from $7.8 billion in the first six months of 2016. The decrease in Insurance segment revenues was principally due to a $1.8 billion lower increase in the fair value of the GMIB reinsurance contract asset and $1.1 billion lower investment income from derivative instruments partially offset by $105 million higher Universal life and investment-type product policy fee income, an increase of $47 million in commission fees and other income, $36 million higher other investment income and $29 million higher premiums when compared to the first six months of 2016.

Universal life and investment-type product policy fee income increased $105 million to $1.8 billion in the first six months of 2017 from $1.7 billion in the first six months of 2016. The increase was principally due to a $99 million higher policy fee income earned on annuity and VISL products partially offset by $2 million lower decrease in the initial fee liability (a $6 million increase in the first six months of 2017 compared to a $8 million increase in the first six months of 2016, both periods reflected favorable changes in expected future margins on certain VISL products which increased the initial fee liability by $4 million and $15 million respectively).

Premiums were $441 million in the first six months of 2017, $29 million higher than the $412 million in the first six months of 2016 primarily due to higher renewal of traditional life premiums.

Net investment income decreased $1.1 billion to $1.5 billion in the first six months of 2017 from a net investment income of $2.5 billion in the first six months of 2016. The decrease resulted from $1.1 billion of lower investment income from derivative instruments partially offset by $36 million higher other investment income. The Insurance segment reported $243 million of investment income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts and those used to hedge risks associated with interest margins on interest sensitive life and annuity contracts in the first six months of 2017 as compared to $1.4 billion of investment income from derivative instruments in the first six months of 2016. The first six months of 2017 income from derivative instruments was primarily driven by relatively flat interest rates partially offset by improvements in equity markets during the first six months of 2017. The first six months of 2016 investment income from derivative instruments was primarily driven by a decrease in interest rates partially offset by improvement in equity markets during the first six months of 2016. The increase in other investment income is primarily attributable to $45 million higher equity income from limited partnerships and $40 million higher investment income from mortgage loans on real estate partially offset by the absence of a $66 million prepayment penalty charged to an affiliate for early prepayment of a loan in second quarter 2016.

Investment gains (losses), net were a loss of $1 million in the first six months of 2017, as compared to a $39 million gain in the first six months of 2016. The Insurance segment’s investment loss in the first six months of 2017 was primarily due to $13 million of writedowns of fixed maturities partially offset by $12 million gains on sales of fixed maturities. The Insurance segment’s net gain in the first six months of 2016 was primarily due to $48 million gains on sales of fixed maturities and a $21 million gain on sale of artwork partially offset by $25 million of writedowns of fixed maturities.

Commissions, fees and other income increased $47 million to $520 million in the first six months of 2017 as compared to $473 million in the first six months of 2016. This increase was primarily due to $60 million higher gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $352 million and $328 million in the first six months of 2017 and 2016, respectively.

In the first six months of 2017, there was a $981 million increase in the fair value of the GMIB reinsurance contract asset as compared to a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset in the first six months of 2016; both periods' changes reflected existing capital market conditions. Included in the first six months of 2017 were the impacts from updated assumptions primarily updates to lapse rates and partial withdrawal behavior assumption based on emerging experience and relatively flat interest rates which increased the fair value of the reinsurance contract asset by $1.6 billion and $136 million, respectively, partially offset by improvements in equity markets which decreased the fair value of the GMIB reinsurance contract asset by $617 million. Other changes in the fair value of the GMIB reinsurance contract asset resulting from capital market volatility, credit spreads, and other items decreased the fair value of the GMIB reinsurance contract asset by $112 million in the first six months of 2017. Included in the first six months of 2016 were the impacts from decreasing interest rates, which increased the fair value of the reinsurance contract asset by $2.8 billion, partially offsetting the increase were the impacts of improvements in equity markets in the first six months of 2016 and the December 2015 buyback program completed in March 2016 which decreased the fair value of the GMIB reinsurance contract asset by $201 million and $53 million, respectively.

Benefits and Other Deductions

In the first six months of 2017, total benefits and other deductions increased $198 million to $4.3 billion from $4.1 billion in the first six months of 2016. The Insurance segment’s total benefits and expenses increased principally due to $371 million higher interest credited to policyholders’ account balances, $117 million higher DAC amortization and $31 million increase in commissions expense partially offset by $218 million lower other operating costs and expenses and $102 million lower policyholders’ benefit expenses in the first six months of 2017 as compared to the first six months of 2016.

Policyholders’ benefits decreased $102 million to $2.3 billion in the first six months of 2017 from $2.4 billion in the first six months of 2016. The decrease was primarily due to a $66 million decrease in GWBL and GMAB reserves (a decrease of $25 million in the first six months of 2017 as compared to an increase of $41 million in the first six months of 2016); both periods reflecting changes in interest rates and equity markets and $59 million other decrease in reserves not associated with GMDB/GMIB/GWBL/GMAB reserves partially offset by $93 million higher benefits paid and $56 million higher increase in GMDB/GMIB reserves (an increase of $1.1 billion in the first six months of 2017 as compared to an increase of $1.0 billion in the first six months of 2016). Included in the first six months of 2017 increase in GMDB/GMIB and GMWB reserve increases were the impacts of updated assumptions for lapse rates and partial withdrawal behavior based on emerging experience which increased policyholder benefit reserves by $602 million.

In the first six months of 2017, interest credited to policyholders’ account balances totaled $941 million, an increase of $371 million from the $570 million reported in the first six months of 2016 primarily due to higher interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $233 million in the first six months of 2017, a $1 million increase from $232 million in the first six months of 2016. The increase is primarily a result of higher stock plan expenses.

In the first six months of 2017, commission expense totaled $572 million, an increase of $31 million compared to the first six months of 2016, principally due to an increase in annuity product sales.

Amortization of DAC, net was $43 million in the first six months of 2017, an increase of $117 million from $(74) million of amortization of DAC, net in the first six months of 2016. DAC amortization in the first six months of 2017 included $150 million accelerated amortization as a result of loss recognition testing, $39 million of favorable changes primarily resulting from changes in expected future margins and balance true-ups for VISL products and the DAC impacts from updates to the lapse and partial withdrawal behavior assumptions for variable annuities with GMDB and GMIB guarantees based on emerging experience. Amortization of DAC in the first six months of 2017 also included $298 million of DAC capitalization and $10 million of reactivity to realized capital losses partially offset by $240 million of baseline amortization. DAC amortization in the first six months of 2016 included $2 million of unfavorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates to the General Account spread assumption on certain VISL products to reflect lower expected investment yields which increased the amortization of DAC by $79 million offset by updates to the mortality assumption on certain VISL products as a result of favorable mortality experience which decreased the amortization of DAC by $70 million and other one-time updates including balance true ups which decreased the amortization of DAC by $6 million. Amortization of DAC in the first six months of 2016 also included $287 million of DAC capitalization partially offset by $240 million of baseline amortization and $15 million of reactivity to realized capital gains.

Other operating costs and expenses totaled $163 million in the first six months of 2017, a decrease of $218 million from the $381 million reported in the first six months of 2016. The decrease of $218 million is primarily related to a $236 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, driven by the updated lapse and partial withdrawal assumption updates in second quarter 2017 partially offset by $18 million higher general and administrative expenses.

Premiums and Deposits.
The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. Variable annuity products continue to account for the majority of the Company’s sales.

The following table lists sales for major insurance product lines for the second quarter and first six months of 2017 and 2016. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.
Premiums and Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Retail:
Annuities
First year	$1,002	$890	$1,886	$1,802
Renewal	497	597	1,063	1,178
	1,499	1,487	2,949	2,980
Life(1)
First year	29	33	59	64
Renewal	385	411	813	825
	414	444	872	889
Other(2)
Renewal	50	50	114	107
	52	50	116	107
Total retail	1,965	1,981	3,937	3,976
Wholesale:
Annuities
First year	1,286	1,137	2,479	2,174
Renewal	44	71	129	152
	1,330	1,208	2,608	2,326
Life(1)
First year	6	3	13	12
Renewal	171	178	344	346
	177	181	357	358
Total wholesale	1,507	1,389	2,965	2,684
Total Premiums and Deposits	$3,472	$3,370	$6,902	$6,660

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for second quarter 2017 were $3.5 billion, a $102 million increase from $3.4 billion in second quarter 2016, while total first year premiums and deposits increased $262 million to $2.3 billion in second quarter 2017 from $2.1 billion in second quarter 2016. The annuity line’s first year premiums and deposits increased $261 million to $2.3 billion principally due to the $149 million and $112 million increase in sales in the wholesale and retail channels. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement Cornerstone®. First year premiums and deposits for the life insurance products decreased $1 million.

Total premiums and deposits for insurance and annuity products for the first six months of 2017 were $6.9 billion, a $242 million increase from $6.7 billion in the first six months of 2016 while total first year premiums and deposits increased $387 million to $4.4 billion in the first six months of 2017 from $4.1 billion in the first six months of 2016. The annuity line’s first year premiums and deposits increased $389 million to $4.4 billion principally due to the $305 million and $84 million increase in sales in the wholesale and retail channels. The increase in first year annuity sales is primarily due to higher sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits partially offset by lower sales of Retirement

Cornerstone®. First year premiums and deposits for the life insurance products decreased $4 million, primarily due to a decrease in sales of Indexed universal life insurance products in both the retail and wholesale channels.

Surrenders and Withdrawals.
The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.
Surrenders and Withdrawals(1)

	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in Millions)
Annuities	$2,114	$1,838	$4,269	$4,023	6.7%	6.9%
Variable and interest-sensitive life	168	187	360	341	3.6%	3.4%
Traditional life	43	44	87	103	2.4%	2.8%
Total	$2,325	$2,069	$4,716	$4,467

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $256 million to $2.3 billion in the second quarter of 2017. There was an increase of $276 million in annuities partially offset by a $19 million and $1 million decrease in VISL and traditional life products surrenders and withdrawals. The increase in surrenders and withdrawals were in line with expectations and primarily driven by higher surrenders for some of the Company's indexed annuity products as certain of these products have begun to reach the end of their surrender charge period.

Surrenders and withdrawals increased $249 million, from $4.5 billion in the first six months of 2016 to $4.7 billion in the first six months of 2017. There was an increase of $246 million in annuities, $19 million increase in VISL products surrenders and withdrawals partially offset by a $16 million decrease in traditional life. The increase in surrenders and withdrawals was in line with expectations and primarily driven by higher surrenders for some of the Company's indexed annuity products as certain of these products have begun to reach the end of their surrender charge period. Partially offsetting the increase in annuity surrenders was the absence of the $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the first quarter of 2016.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for the three and six months ended June 30, 2017 and 2016.

Investment Management - Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Revenues:
Investment advisory and services fees	$531	$477	$1,029	$928
Bernstein research services	109	116	222	242
Distribution revenues	100	97	197	190
Other revenues	31	20	59	48
Commissions, fees and other income	771	710	1,507	1,408
Net investment income (loss)	42	12	62	85
Investment gains (losses), net	—	2	—	—
Total revenues	813	724	1,569	1,493
Expenses:
Compensation and benefits	331	315	655	623
Distribution related payments	103	93	199	180
Interest expense	6	—	7	1
Other operating costs and expenses	205	178	388	382
Total expenses	645	586	1,249	1,186
Earnings (Loss) from Operations before Income Taxes	$168	$138	$320	$307
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues

Revenues totaled $813 million in second quarter 2017, an increase of $89 million from $724 million in second quarter 2016. The increase is primarily due to $54 million higher Investment advisory and service fee income, an increase of $30 million in Net investment income, $11 million higher other revenues and $3 million higher Distribution revenues partially offset by $7 million lower Bernstein research revenues and $2 million lower Investment gains, net.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In second quarter 2017, Investment advisory and services fees totaled $531 million; $54 million higher from the $477 million in second quarter 2016. The increase is principally due to higher base fees of $39 million and an increase of $14 million in performance-based fees. Retail investment advisory and services fees, Private Wealth Management investment advisory and services fee and Institutional investment advisory and services fee increased $34 million, $11 million and $8 million, respectively. The overall increase is primarily due to higher average AUM during the second quarter 2017, as compared to the second quarter 2016.

Bernstein research services had revenues of $109 million in second quarter 2017; a $7 million decrease when compared to second quarter 2016. The decrease was the result of lower client portfolio turnover in second quarter 2017 compared to higher client portfolio turnover in second quarter 2016.

Distribution revenues were $100 million in the second quarter 2017, an increase of $3 million as compared to the $97 million revenue in second quarter 2016, as the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $30 million increase in net investment income to $42 million in second quarter 2017 as compared to the $12 million of investment income in second quarter 2016 was partially due to $17 million higher income from AB's private equity investment fund and other consolidated VIE investments, a $4 million gain from the sale of certain software technology to a private start-up company in return for an equity interest in the company and $4 million higher income from seed capital investments.

Expenses

The Investment Management segment’s total expenses were $645 million in second quarter 2017, an increase of $59 million from the $586 million in second quarter 2016 principally due to $27 million higher other operating costs and expenses, $16 million higher compensation and benefit expenses, $10 million higher distribution related expenses and $6 million higher interest expense.

For second quarter 2017, employee compensation and benefits expenses for the Investment Management segment were $331 million, an increase of $16 million as compared to $315 million in second quarter 2016. The increase was primarily attributable to higher base compensation of $17 million.

The distribution related payments increased $10 million to $103 million in second quarter 2017 from $93 million in the second quarter 2016 primarily as a result of higher distribution revenues.

The $27 million increase in other operating costs and expenses to $205 million for second quarter 2017 as compared to $178 million in second quarter 2016 was primarily due to $23 million higher real estate charges relating to the further consolidation of office space at its New York offices by AB.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues

Revenues totaled $1.6 billion in the first six months of 2017, an increase of $76 million from $1.5 billion in the first six months of 2016. The increase is primarily due to $101 million higher Investment advisory and services fees income, $11 million higher other revenue and $7 million higher Distribution revenue partially offset by a decrease of $23 million in net investment income and $20 million lower Bernstein research revenues.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In the first six months of 2017, Investment advisory and services fees totaled $1.0 billion; $101 million higher from the $928 million in the first six months of 2016. The increase is principally due to higher base fees of $82 million and an increase of $19 million in performance-based fees. Retail investment advisory and services fees, Private Wealth Management investment advisory and services fee and Institutional investment advisory and services fee increased $55 million, $29 million and $17 million, respectively. The overall increase is primarily due to higher average AUM during the first six months of 2017, as compared to the first six months of 2016.

Bernstein research services had revenues of $222 million in the first six months of 2017; a $20 million decrease when compared to the first six months of 2016. The decrease was the result of lower client portfolio turnover in the first six months of 2017 compared to higher client portfolio turnover in the first six months of 2016.

Distribution revenues were $197 million in the first six months of 2017, an increase of $7 million as compared to the $190 million revenue in the first six months of 2016, as the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $23 million decrease in net investment income to $62 million in the first six months of 2017 as compared to the $85 million of investment income in the first six months of 2016 was principally due to $73 million lower income from seed capital investments (in the first six months of 2016, AB recorded a $75 million gain related to the sale of its interest in a company) partially offset by $44 million higher income from AB's private equity investment fund and other consolidated VIE investments and $5 million of investment income from trading account securities supporting AB’s deferred compensations plans.

Expenses

The Investment Management segment’s total expenses were $1.2 billion in the first six months of 2017, an increase of $63 million from the $1.2 billion in the first six months of 2016 principally due to $32 million higher compensation and benefit expenses, $19 million higher distribution related expenses $6 million increase in interest expense and $6 million higher other operating costs and expenses.

For the first six months of 2017, employee compensation and benefits expenses for the Investment Management segment were $655 million, an increase of $32 million as compared to $623 million in the first six months of 2016. The increase was primarily attributable to higher incentive compensation of $27 million and higher base compensation of $7 million.

The distribution related payments increased $19 million to $199 million in the first six months of 2017 from $180 million in the first six months of 2016 primarily as a result of higher distribution revenues.

Total other operating costs and expenses increased $6 million to $388 million for the first six months of 2017 compared to $382 million in the first six months of 2016. The increase was primarily drive by $8 million higher other operating expenses partially offset by $2 million lower real estate charges ($23 million in the first six months of 2017 compared to $25 million in the first six months of 2016). Both periods real estate charges relating to the further consolidation of office space at its New York offices by AB.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

			At or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
FEES
Third party	$511	$456	$990	$890
General Account and other	13	12	25	23
AXA Financial Insurance Segment Separate Accounts	7	7	14	13
Total Fees	$531	$475	$1,029	$926
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)			$429,667	$401,316
General Account and other(2)			54,845	57,350
AXA Financial Insurance Segment Separate Accounts(3)			32,088	30,835
Total AB			516,600	489,501
Insurance Segment
General Account and other(4)			17,807	20,482
AXA Financial Insurance Segment Separate Accounts			80,596	78,593
Total Insurance Segment			98,403	99,075
Total by Account:
Third party			429,667	401,316
General Account and other			72,652	77,832
AXA Financial Insurance Segment Separate Accounts			112,684	109,428
Total Assets Under Management			$615,003	$588,576

(1)
Includes $45.3 billion and $44.4 billion of assets managed on behalf of AXA affiliates at June 30, 2017 and 2016, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial Insurance Segment.

(3)
Includes $1.8 billion and $1.7 billion of MONY America Separate Account assets and $32.1 billion and $30.8 billion of AXA Equitable Separate Accounts managed by AB at June 30, 2017 and 2016, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $7.4 billion and $12.0 billion at June 30, 2017 and 2016, respectively, as well as mortgages and equity real estate totaling $10.4 billion and $8.5 billion at June 30, 2017 and 2016, respectively.

Fees for assets under management increased 11.1% for the first six months of 2017 from the comparable period of 2016, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at June 30, 2017 increased $26.4 billion to $615.0 billion. The $26.4 billion increase at June 30, 2017 as compared to June 30, 2016 primarily resulted from market appreciation and an acquisition of $39.4 billion of AUM partially offset by net outflows and a $34.9 billion AUM adjustment due to AB’s shift from providing asset management services to consulting services for a client.
Changes in assets under management at AB for the three and six months ended June 30, 2017 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of April 1, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9
Long-term flows:
Sales/new accounts	5.2	0.1	10.6	2.1	—	2.4	20.4
Redemptions/terminations	(4.3)	(0.2)	(6.4)	(1.3)	(1.4)	(0.8)	(14.4)
Cash flow/unreinvested dividends	(0.3)	(0.4)	(0.6)	—	—	—	(1.3)
Net long-term (outflows) inflows	0.6	(0.5)	3.6	0.8	(1.4)	1.6	4.7
Acquisition	—	—	—	—	—	—	—
Market appreciation (depreciation)	5.1	1.7	4.9	0.6	0.2	1.5	14.0
Net change	5.7	1.2	8.5	1.4	(1.2)	3.1	18.7
Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	10.1	0.5	21.8	4.1	—	2.9	39.4
Redemptions/terminations	(9.1)	(1.2)	(16.3)	(3.0)	(1.5)	(1.7)	(32.8)
Cash flow/unreinvested dividends	(1.2)	(1.8)	0.7	—	—	0.2	(2.1)
Net long-term (outflows) inflows	(0.2)	(2.5)	6.2	1.1	(1.5)	1.4	4.5
Acquisition	—	—	—	—	—	—	—
AUM adjustment (3)	—	—	—	—	—	—	—
Market appreciation (depreciation)	12.8	4.5	9.5	1.2	0.3	3.6	31.9
Net change	12.6	2.0	15.7	2.3	(1.2)	5.0	36.4
Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and Retail funds seed capital for which we do not charge an investment management fee from AUM.

Average assets under management at AB by distribution channel and investment services were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(In billions)				(In billions)
Distribution Channel:
Institutions	$248.9	$246.8	$2.1	0.9%	$246.5	$241.8	$4.7	1.9%
Retail	173.4	159.0	14.4	9.1%	169.2	155.1	14.1	9.1%
Private Wealth Management	85.4	78.7	6.7	8.5%	83.9	77.5	6.4	8.3%
Total	$507.7	$484.5	$23.2	4.8%	$499.6	$474.4	$25.2	5.3%
Investment Service:
Equity Actively Managed	$121.8	$110.0	$11.8	10.7%	$118.8	$108.2	$10.6	9.8%
Equity Passively Managed(1)	49.7	46.2	3.5	7.6%	49.2	45.2	4.0	8.8%
Fixed Income Actively Managed – Taxable	232.9	222.9	10.0	4.5%	229.6	216.9	12.7	5.9%
Fixed Income Actively Managed – Tax-exempt	38.5	35.9	2.6	7.2%	37.9	35.1	2.8	8.0%
Fixed Income Passively Managed(1)	10.2	11.1	(0.9)	(8.1)%	10.6	10.7	(0.1)	(0.9)%
Other(2)	54.6	58.4	(3.8)	(6.5)%	53.5	58.3	(4.8)	(8.2)%
Total	$507.7	$484.5	$23.2	4.8%	$499.6	$474.4	$25.2	5.3%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

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
Net General Account Investment Assets
June 30, 2017

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value(2)	$33,378	$1,692	$31,686
Mortgage loans on real estate	10,403	13	10,390
Policy Loans	3,322	(96)	3,418
Other equity investments	1,417	167	1,250
Trading securities	10,969	606	10,363
Other invested assets	2,622	2,622	—
Total investments	62,111	5,004	57,107
Cash and cash equivalents	3,480	222	3,258
Short-term debt	(512)	(512)	—
Total	$65,079	$4,714	$60,365

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

(2)	The liability for repurchase agreements is included with Fixed Maturities at June 30, 2017, 2016 and December 31, 2016.

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2017		2016
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.67%	$349	4.14%	$315
Ending assets		29,701		31,086
Below investment grade
Income	4.17%	19	6.56%	26
Ending assets		1,985		1,489
Mortgages:
Income (loss)	4.33%	111	4.61%	92
Ending assets		10,390		8,385
Other Equity Investments:
Income (loss)	12.71%	42	7.30%	24
Ending assets		1,250		1,293
Policy Loans:
Income	5.91%	51	5.97%	52
Ending assets		3,418		3,464
Cash and Short-term Investments:
Income		3	—%	3
Ending assets		3,258		2,418
Trading Securities:
Income	0.48%	12	3.91%	67
Ending assets		10,363		7,228
Total Invested Assets:
Income	3.95%	587	4.28%	579
Ending Assets		60,365		55,363
Short-term and long-term debt:
Interest expense and other		—	—%	—
Ending assets (liabilities)		—		—
Total:
Investment income	3.95%	587	4.28%	579
Less: investment fees	(0.11)%	(16)	(0.10)%	(14)
Investment Income, Net	3.84%	$571	4.18%	$565
Ending Net Assets		$60,365		$55,363

	Six Months Ended June 30,				Year Ended December 31, 2016
	2017		2016
	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	4.42%	$661	4.23%	$633	$1,367
Ending assets		29,701		31,086	29,487
Below investment grade
Income	5.60%	47	7.05%	54	109
Ending assets		1,985		1,489	1,590
Mortgages:
Income (loss)	4.49%	227	6.53%	254	462
Ending assets		10,390		8,385	9,712
Other Equity Investments:
Income (loss)	11.94%	81	2.77%	18	62
Ending assets		1,250		1,293	1,326
Policy Loans:
Income	5.94%	102	5.97%	104	210
Ending assets		3,418		3,464	3,465
Cash and Short-term Investments:
Income		4		6	11
Ending assets		3,258		2,488	2,088
Trading Securities:
Income	1.79%	86	4.39%	146	49
Ending assets		10,363		7,248	8,629
Total Invested Assets:
Income	4.13%	1,208	4.56%	1,215	2,270
Ending Assets		60,365		55,453	56,297
Short-term debt:
Interest expense and other		—		—	—
Ending assets (liabilities)		—		—	—
Total:
Investment Income	4.13%	1,208	4.56%	1,215	2,270
Less: investment fees	(0.11)%	(32)	(0.11)%	(28)	(60)
Investment Income, Net	4.02%	$1,176	4.45%	$1,187	$2,210
Ending Net Assets		$60,365		$55,453	$56,297
Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At June 30, 2017, 74.8% of the fixed maturity portfolio was publicly traded. At June 30, 2017, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $329 million. The General Account had a $0.3 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain, the Republic of Ireland and the United Kingdom.  The General Account had $2.1 billion or 6.3% of exposure to the oil and gas industry ($1.5 billion in the Energy sector, $513 million in the Utility sector and $67 million in other sectors) at June 30, 2017. Of the total oil and gas industry related securities the General Account held at June 30, 2017 an amortized cost of $188 million or 9.0% was below investment grade. See “Fixed Maturities by Industry” below.

The decrease in the book yield for the six months ended June 30, 2017 when compared to the comparable 2016 period was primarily due to the absence of loan prepayment income from an affiliate in second quarter of 2016.

Fixed Maturities by Industry
The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.
Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At June 30, 2017:
Corporate Securities:
Finance	$5,248	$200	$12	$5,436
Manufacturing	5,715	281	21	5,975
Utilities	3,253	204	14	3,443
Services	2,791	131	15	2,907
Energy	1,493	93	17	1,569
Retail and wholesale	1,018	34	7	1,045
Transportation	663	48	3	708
Other	127	10	—	137
Total corporate securities	20,308	1,001	89	21,220
U.S. government and agency	10,741	479	386	10,834
Commercial mortgage-backed	329	10	36	303
Residential mortgage-backed(2)	264	17	—	281
Preferred stock	485	53	1	537
State & municipal	419	66	1	484
Foreign governments	343	30	6	367
Asset-backed securities	38	3	1	40
Total	$32,927	$1,659	$520	$34,066
At December 31, 2016
Corporate Securities:
Finance	$4,764	$150	$20	$4,894
Manufacturing	5,525	249	40	5,734
Utilities	3,395	201	24	3,572
Services	3,095	133	22	3,206
Energy	1,383	70	15	1,438
Retail and wholesale	1,017	34	9	1,042
Transportation	748	50	6	792
Other	74	3	—	77
Total corporate securities	20,001	890	136	20,755
U.S. government and agency	10,724	221	624	10,321
Commercial mortgage-backed	415	28	72	371
Residential mortgage-backed(2)	294	20	—	314
Preferred stock	519	45	10	554
State & municipal	432	63	2	493
Foreign governments	375	29	14	390
Asset-backed securities	51	10	1	60
Total	$32,811	$1,306	$859	$33,258

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.1 billion, or 3.3%, of the total fixed maturities at June 30, 2017 and $1.2 billion, or 3.5%, of the total fixed maturities at December 31, 2016. Gross unrealized losses on public and private fixed maturities decreased from $859 million at December 31, 2016 to $520 million at June 30, 2017. Below investment grade fixed maturities represented 6.5% and 5.2% of the gross unrealized losses at June 30, 2017 and December 31, 2016, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in second quarter 2017 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(In Millions)
At June 30, 2017:
1	Aaa, Aa, A	$18,170	$947	$426	$18,691
2	Baa	6,014	409	16	6,407
	Investment grade	24,184	1,356	442	25,098

3	Ba	292	6	2	296
4	B	127	1	1	127
5	C and lower	3	—	—	3
6	In or near default	15	—	4	11
	Below investment grade	437	7	7	437
Total Public Fixed Maturities		$24,621	$1,363	$449	$25,535

At December 31, 2016
1	Aaa, Aa, A	$17,819	$653	$696	$17,776
2	Baa	6,303	367	41	6,629
	Investment grade	24,122	1,020	737	24,405
3	Ba	345	6	—	351
4	B	132	1	1	132
5	C and lower	—	—	—	—
6	In or near default	15	1	1	15
	Below investment grade	492	8	2	498
Total Public Fixed Maturities		$24,614	$1,028	$739	$24,903

(1)	At June 30, 2017 and 2016, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At June 30, 2017:
1	Aaa, Aa, A	$4,039	$145	$30	$4,154
2	Baa	3,618	146	14	3,750
	Investment grade	7,657	291	44	7,904
3	Ba	441	2	11	432
4	B	189	1	14	176
5	C and lower	14	—	2	12
6	In or near default	5	2	—	7
	Below investment grade	649	5	27	627
Total Private Fixed Maturities		$8,306	$296	$71	$8,531

At December 31, 2016:
1	Aaa, Aa, A	$3,913	$149	$54	$4,008
2	Baa	3,623	123	23	3,723
	Investment grade	7,536	272	77	7,731
3	Ba	491	3	14	480
4	B	128	1	9	120
5	C and lower	28	1	12	17
6	In or near default	14	1	8	7
	Below investment grade	661	6	43	624
Total Private Fixed Maturities		$8,197	$278	$120	$8,355

(1)
Includes, as of June 30, 2017 and December 31, 2016, respectively, 16 securities with amortized cost of $217 million (fair value, $219 million) and 12 securities with amortized cost of $190 million (fair value, $180 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At June 30, 2017:
1	Aaa, Aa, A	$10,239	$489	$41	$10,687
2	Baa	9,058	499	27	9,530
	Investment grade	19,297	988	68	20,217

3	Ba	724	8	12	720
4	B	275	3	9	269
5	C and lower	11	—	—	11
6	In or near default	1	2	—	3
	Below investment grade	1,011	13	21	1,003
Total Corporate Fixed Maturities		$20,308	$1,001	$89	$21,220

At December 31, 2016:
1	Aaa, Aa, A	$9,593	$432	$70	$9,955
2	Baa	9,353	444	50	9,747
	Investment grade	18,946	876	120	19,702
3	Ba	828	9	14	823
4	B	214	2	1	215
5	C and lower	13	1	1	13
6	In or near default	—	2	—	2
	Below investment grade	1,055	14	16	1,053
Total Corporate Fixed Maturities		$20,001	$890	$136	$20,755

(1)
Includes, as of June 30, 2017 and December 31, 2016, respectively, 15 securities with amortized cost of $216 million (fair value, $218 million) and 12 securities with amortized cost of $190 million (fair value, $180 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At June 30, 2017, the amortized cost and fair value of asset backed securities held were $38 million and $40 million, respectively. At December 31, 2016, those amounts were $51 million and $60 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).
Commercial Mortgage-Backed Securities
June 30, 2017

	Moody’s Agency Rating					Total	Total at December 31, 2016
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$9	$2	$—	$6	$22	$39	$49
2005	2	3	5	6	96	112	136
2006	—	—	31	5	85	121	158
2007	—	—	—	—	57	57	72
Total CMBS	$11	$5	$36	$17	$260	$329	$415
At fair value:
2004 and Prior Years	$9	$2	$—	$6	$21	$38	$48
2005	2	4	5	6	91	108	135
2006	—	—	30	5	67	102	122
2007	—	—	—	—	55	55	65
Total CMBS	$11	$6	$35	$17	$234	$303	$370
Mortgages
Investment Mix
At June 30, 2017 and December 31, 2016, respectively, approximately 17.3% and 17.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated. A portion of the funds used to originate new mortgage loans were received from the issuance of long-term funding agreements to the FHLBNY.

	June 30, 2017	December 31, 2016
	(In Millions)
Commercial mortgage loans	$7,905	$7,264
Agricultural mortgage loans	2,506	2,501
Total Mortgage Loans	$10,411	$9,765

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	June 30, 2017		December 31, 2016
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$3,191	30.6%	$2,760	28.3%
Middle Atlantic	2,880	27.7	2,671	27.4
South Atlantic	1,003	9.6	1,069	10.9
East North Central	852	8.2	818	8.4
Mountain	766	7.4	725	7.4
West North Central	726	7.0	713	7.3
West South Central	435	4.2	448	4.6
New England	370	3.5	371	3.8
East South Central	188	1.8	190	1.9
Total Mortgage Loans	$10,411	100.0%	$9,765	100.0%
By Property Type:
Office buildings	$3,521	33.8%	$3,249	33.3%
Apartment complexes	2,556	24.6	2,439	25.0
Agricultural properties	2,506	24.1	2,501	25.6
Retail stores	669	6.4	585	6.0
Industrial buildings	452	4.3	453	4.6
Hospitality	419	4.0	416	4.3
Other	288	2.8	122	1.2
Total Mortgage Loans	$10,411	100.0%	$9,765	100.0%
At June 30, 2017, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 60.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The following table provides information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of June 30, 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
0% - 50%	$936	$187	$622	$575	$285	$53	$2,658
50% - 70%	4,102	574	907	1,161	213	38	6,995
70% - 90%	249	22	256	108	96	—	731
90% plus	—	—	27	—	—	—	27
Total Commercial and Agricultural Mortgage Loans	$5,287	$783	$1,812	$1,844	$594	$91	$10,411

(1)	The debt service coverage ratio is calculated using actual results from property operations.
The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2017.
Mortgage Loans by Year of Origination

	June 30, 2017
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2017	$1,137	10.9%
2016	3,300	31.7%
2015	1,492	14.3%
2014	1,284	12.4%
2013	1,500	14.4%
2012 and prior	1,698	16.3%
Total Mortgage Loans	$10,411	100.0%

At June 30, 2017 and December 31, 2016, respectively, $19 million and $6 million of mortgage loans were classified as problem loans while $27 million and $60 million were classified as potential problem loans and $0 million and $15 million were classified as restructured loans. During second quarter 2017, the Company sold the property previously considered a TDR mortgage loan. As of June 30, 2017, no mortgage loan on the Company balance sheet were considered a TDR.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2017 and 2016.

	2017	2016
Allowance for credit losses:	(In Millions)
Beginning Balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	—
Provision	—	1
Ending Balance, June 30,	$8	$7
Ending Balance, June 30,:
Individually Evaluated for Impairment	$8	$7
Other Equity Investments
At June 30, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 86.9% of total other equity investments. These interests, which represent 2.0% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	June 30, 2017	December 31, 2016
	(In Millions)
Common stock	$180	$171
Joint ventures and limited partnerships:
Private equity	812	823
Hedge funds	211	221
Real estate related	170	158
Total Other Equity Investments	$1,373	$1,373

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
For GMDB, GMIB, GIB and GWBL and other features, the Company retains certain risks, in whole or in part including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and other features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.
The Company maintains a hedge program to protect the profitability of future variable annuity sales against declining interest rates. Factors that determine this program’s activity include expected sales and their impact on the Company’s risk profile.
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
Periodically the Company enters into derivatives on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions partially cover fees expected to be earned from the Company’s Separate Account products.
Derivatives utilized for General Account Investment Portfolio

The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of CDSs. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
Periodically, the Company purchases TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty, in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At June 30, 2017 and December 31, 2016, respectively, the Company’s unrealized gains (losses) related to this program were $31 million and $97 million and reported in AOCI.
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
Beginning in 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements.  As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale.  Under this program, the Company derecognized approximately $995 million U.S. Treasury securities for which the Company received proceeds of approximately $1,007 million at inception of the total return swap contracts.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At June 30, 2017, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $869 million. Reported in Other invested assets in the Company's balance sheet at June 30, 2017 is approximately $18 million, representing the fair value of the total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At June 30, 2017			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,443	$—	$—	$(319)
Swaps	4,098	7	128	(399)
Options	13,844	2,446	1,197	477
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	18,831	404	194	452
Futures	8,218	—	—	22
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	3,268	32	13	10
Other freestanding contracts:(1)
Foreign currency contracts	1,046	27	6	—
Margin	—	57	—	—
Collateral	—	2	1,475	—
Net investment income (loss)				243
Embedded derivatives:
GMIB reinsurance contracts	—	11,290	—	981
GIB and GWBL and Other Features(2)	—	—	121	(43)
SCS, SIO MSO and IUL indexed features(3)	—	—	1,169	(480)
Total	$53,748	$14,265	$4,303	$701

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2016			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,983	$—	$—	$(267)
Swaps	3,439	13	66	(32)
Options	11,465	2,114	1,154	134
Interest rate contracts:(1)
Floors	1,500	11	—	6
Swaps	18,892	245	1,162	1,576
Futures	6,926	—	—	(57)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,712	19	14	1
Other freestanding contracts:(1)
Foreign currency contracts	549	48	1	(6)
Margin	—	101	—	—
Collateral	—	712	748	—
Net investment income				1,355
Embedded derivatives:
GMIB reinsurance contracts	—	10,309	—	2,741
GWBL and Other Features(2)	—	—	164	146
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(131)
Total	$50,466	$13,572	$4,196	$4,111

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Dodd-Frank Wall Street Reform and Consumer Protection Act
Since June 2013, various new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act have become effective, requiring financial entities, including U.S. life insurers, to clear certain types of newly executed OTC derivatives with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of OTC derivatives covered by these regulations. Centrally cleared OTC derivatives, protected by initial margin requirements and higher quality collateral are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and cleared OTC derivative contracts. Additional regulations specify the amount, quality, haircuts, and transfer timing of variation marging required to be posted to counterparties for non-cleared OTC swaps. The Company has updated its Credit Support Annex agreements with counterparties with whom it transacts such swaps. Further regulations will require initial margin for uncleared swaps.

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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Fixed maturities	$5	$25	$(1)	$24
Other equity investments	(1)	—	3	(2)
Other	1	—	1	(1)
Total	$5	$25	$3	$21
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$26	$69	$46	$112
Other	—	—	—	—
Total gross realized investment gains	26	69	46	112
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(13)	(8)	(13)	(25)
Gross losses on sales and maturities	(8)	(36)	(34)	(63)
Total gross realized investment losses	(21)	(44)	(47)	(88)
Total	$5	$25	$(1)	$24

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Fixed Maturities:
Public fixed maturities	$—	$—	$—	$(17)
Private fixed maturities	(13)	(8)	(13)	(8)
Total fixed maturities securities	(13)	(8)	(13)	(25)
Equity securities	—	—	—	—
Total	$(13)	$(8)	$(13)	$(25)
For the second quarters of 2017 and 2016, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
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
Analysis of Consolidated Statement of Cash Flows

Cash and cash equivalents of $3.5 billion at June 30, 2017 increased $530 million from $3.0 billion at December 31, 2016.

Net cash provided in operating activities was $(75) million in the first six months of 2017, $310 million higher than the $385 million net cash used in operating activities in the first six months of 2016. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $3.6 billion in the first six months of 2017; $302 million higher than the $3.3 billion net cash used in investing activities in the first six months of 2016. The increase was principally due to $1.6 billion higher cash outflows from cash settlement related to derivatives and the absence of inflows from loans to affiliates of $383 million included in first six months of 2016 and by $569 million higher net purchases of short-term investments partially offset by $1.8 billion lower net purchase of investments in the first six months of 2017 as compared to the first six months of 2016.

Cash flows provided by financing activities were $4.2 billion in the first six months of 2017; $118 million lower than the $4.1 billion net cash provided by financing activities in the first six months of 2016. The impact of the net deposits to policyholders’ account balances was $3.3 billion and $3.9 billion in the first six months of 2017 and 2016, respectively. Change in collateralized pledged assets and liabilities decreased $1.4 billion in the first six months of 2017, compared to an decrease of $903 million in the first quarter of 2016. During the first six months of 2017, the Company had net cash outflows of $199 million related to repurchase and reverse repurchase agreements compared to cash inflows of $2 million in the first six months of 2016.

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
General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$2,912	12.7%	$2,773	12.4%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.1%	29	0.1%
At contract value, less surrender charge of 5% or more	1,041	4.6%	1,174	5.2%
Subtotal	1,072	4.7%	1,203	5.3%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	18,906	82.6%	18,427	82.3%
Total Annuity Reserves And Deposit Liabilities	$22,890	100.0%	$22,403	100.0%
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

Off-Balance Sheet Transactions. At June 30, 2017 and December 31, 2016, the Insurance segment was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2016 Form 10-K.
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. At June 30, 2017 and December 31, 2016, AXA Equitable had $2.6 billion and $2.2 billion respectively, of outstanding funding agreements with the FHLBNY. During the second quarter of 2017, AXA Equitable issued an additional $382 million of funding agreements to the FHLBNY in order to increase investments in commercial mortgage loans. At June 30, 2017 and December 31, 2016, the total outstanding balance of repurchase agreements was $1.8 billion and $2.0 billion, respectively.  The Company utilized these funding and repurchase agreements for cash management, asset liability management and spread lending purposes.
Affiliated loans. As of June 30, 2017 and December 31, 2016, AXA Equitable had $703 million of outstanding loans to affiliates.
Guarantees and Other Commitments. AXA Equitable had approximately $20 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as 801 and 0.9 of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2017. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At June 30, 2017, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
AXA Equitable currently reinsures to AXA Arizona a 100% quota share of all liabilities for GMDB/GMIB riders on the Accumulator® products issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at June 30, 2017) and/or letters of credit ($3.7 billion at June 30, 2017). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York State Insurance Law, a domestic life insurer may pay an ordinary dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit the Company to pay shareholder dividends not exceeding $1.2 billion during 2017. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In second quarter 2017, the Company agreed with the NYDFS that, until it files with the NYDFS a plan with respect to the management of its variable annuity business ceded to AXA Arizona and has fully implemented such plan, any ordinary shareholder dividends it seeks to pay will be subject only to Section 4207(a)(2) of the New York Insurance Law. In the first six months of 2017 and 2016, AXA Equitable did not pay any shareholder cash dividends to its parent AXA Equitable Financial Services, LLC.
For the second quarter and first six months of 2017 and 2016, respectively, AXA Equitable’s statutory net income (loss) totaled $556 million, $74 million, $321 million and $435 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.2 billion and $5.3 billion at June 30, 2017 and December 31, 2016, respectively.
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
At June 30, 2017 and December 31, 2016, respectively, AB had $482 million and $513 million, outstanding under its commercial paper program.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB’s management expects to draw on the AB Credit Facility from time to time. As of June 30, 2017 and December 31, 2016, AB had no amounts outstanding under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2017, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of June 30, 2017 and December 31, 2016, AB had no amounts outstanding under the AB Credit Facility. During the first six months of 2017, AB did not draw upon the AB Credit Facility.
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
In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit AB to borrow up to an aggregate of approximately $225 million while one line has no stated limit. As of June 30, 2017 and December 31, 2016, SCB LLC had $4 million and $4 million in bank loans outstanding at weighted average interest rates of approximately 1.3% and 1.1% respectively.

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

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $171,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $25,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

The aggregate annual premium for the above-referenced insurance policies is approximately $555,588, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $83,238, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

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

Date: August 14, 2017	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: August 14, 2017		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller