Form 10-Q
period 2017-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2017-11-21
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 20, 2017, 2,000,000 shares of the registrant's Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein (“AB”), an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of the hedge program of AXA RE Arizona Company (“AXA Arizona”), its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA Arizona; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law or interpretation thereof; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) our computer systems failing or their security being compromised; (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxvi) the perception of our brand and reputation in the marketplace; (xxvii) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxviii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxix) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AB; and (xxx) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.
AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, Part II, Item 1A in this Form 10-Q and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $32,139 and $32,123)	$33,300	$32,570
Mortgage loans on real estate (net of valuation allowances of $8 and $8)	10,605	9,757
Policy loans	3,322	3,361
Other equity investments	1,337	1,323
Real estate held for production of income	391	56
Trading securities, at fair value	12,053	9,134
Other invested assets	2,515	2,226
Total investments	63,523	58,427
Cash and cash equivalents	4,190	2,950
Cash and securities segregated, at fair value	789	946
Broker-dealer related receivables	2,206	2,100
Deferred policy acquisition costs	4,550	4,666
Goodwill and other intangible assets, net	3,717	3,741
Amounts due from reinsurers	5,016	4,664
Loans to affiliates	703	703
Guaranteed minimum income benefit reinsurance contract asset, at fair value	10,933	10,309
Other assets	4,258	4,260
Separate Accounts’ assets	119,184	111,403
Total Assets	$219,069	$204,169
LIABILITIES
Policyholders’ account balances	$42,679	$38,825
Future policy benefits and other policyholders’ liabilities	29,423	28,859
Broker-dealer related payables	529	484
Securities sold under agreements to repurchase	1,837	1,996
Amounts due to reinsurers	116	125
Customers related payables	2,384	2,360
Short-term and Long-term debt	500	513
Current and deferred income taxes	3,148	2,714
Other liabilities	2,869	2,108
Separate Accounts’ liabilities	119,184	111,403
Total liabilities	202,669	189,387

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions)
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interest	$441	$403
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,361	5,339
Retained earnings	7,265	5,941
Accumulated other comprehensive income (loss)	362	1
Total AXA Equitable’s equity	12,990	11,283
Noncontrolling interest	2,969	3,096
Total equity	15,959	14,379
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$219,069	$204,169

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
REVENUES
Policy charges and fee income	$914	$854	$2,626	$2,468
Premiums	204	226	645	638
Net derivative gains (losses)	(318)	(446)	1,376	1,621
Net investment income (loss)	677	595	1,993	1,893
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(10)	(13)	(35)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	—	(10)	(13)	(35)
Other investment gains (losses), net	(8)	6	4	70
Total investment gains (losses), net	(8)	(4)	(9)	35
Investment management and service fees	1,003	943	2,974	2,770
Other income	48	9	68	26
Total revenues	2,520	2,177	9,673	9,451
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	995	616	3,308	2,790
Interest credited to policyholders’ account balances	350	303	1,008	779
Compensation and benefits	449	430	1,324	1,284
Commissions	256	271	828	812
Distribution related payments	106	96	305	276
Interest expense	9	4	20	11
Amortization of deferred policy acquisition cost, net	(33)	55	15	64
Other operating costs and expenses	449	319	992	1,070
Total benefits and other deductions	2,581	2,094	7,800	7,086
Income (loss) from continuing operations, before income taxes	(61)	83	1,873	2,365
Income tax (expense) benefit	127	54	(196)	(586)
Net income (loss)	66	137	1,677	1,779
Less: net (income) loss attributable to the noncontrolling interest	(122)	(126)	(353)	(334)
Net income (loss) attributable to AXA Equitable	$(56)	$11	$1,324	$1,445

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$66	$137	$1,677	$1,779
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	6	(1)	20	3
Change in unrealized gains (losses), net of reclassification adjustment	(55)	16	362	1,342
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(3)	—	(2)	—
Total other comprehensive income (loss), net of income taxes	(52)	15	380	1,345
Comprehensive income (loss)	14	152	2,057	3,124
Less: Comprehensive (income) loss attributable to noncontrolling interest	(154)	(127)	(372)	(335)
Comprehensive income (loss) attributable to AXA Equitable	$(140)	$25	$1,685	$2,789

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(in millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,339	5,321
Deferred tax on dividend of AB Units	—	—
Changes in capital in excess of par value	22	(8)
Capital in excess of par value, end of period	5,361	5,313

Retained earnings, beginning of year	5,941	8,896
Cumulative impact of implementing accounting change	—	(1,933)
Retained earnings, beginning of year after accounting change	5,941	6,963
Net income (loss)	1,324	1,445
Stockholder dividends	—	(500)
Retained earnings, end of period	7,265	7,908

Accumulated other comprehensive income (loss), beginning of year	1	208
Cumulative impact of implementing accounting change	—	(23)
Accumulated other comprehensive income, beginning of year after accounting change	1	185
Other comprehensive income (loss)	361	1,344
Accumulated other comprehensive income (loss), end of period	362	1,529
Total AXA Equitable’s equity, end of period	12,990	14,752

Noncontrolling interest, beginning of year	3,096	3,059
Repurchase of AB Holding units	(96)	(92)
Net income (loss) attributable to noncontrolling interest	311	326
Dividends paid to noncontrolling interest	(347)	(287)
Other comprehensive income (loss) attributable to noncontrolling interest	19	1
Other changes in noncontrolling interest	(14)	5
Noncontrolling interest, end of period	2,969	3,012
Total Equity, End of Period	$15,959	$17,764

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(in millions)
Net income (loss)	$1,677	$1,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,008	779
Policy charges and fee income	(2,626)	(2,468)
Net derivative (gains) losses	(1,376)	(1,621)
Investment (gains) losses, net	9	(35)
Realized and unrealized (gains) losses on trading securities	(188)	(117)
Amortization of deferred compensation	27	7
Amortization of deferred sales commission	25	32
Other depreciation and amortization	(90)	(61)
Amortization of deferred cost of reinsurance asset	111	115
Amortization of other intangibles	23	21
Changes in:
Net broker-dealer and customer related receivables/payables	(56)	80
Reinsurance recoverable	(361)	(182)
Segregated cash and securities, net	157	73
Deferred policy acquisition costs	15	64
Future policy benefits	1,289	935
Current and deferred income taxes	639	93
Other, net	711	341
Net cash provided by (used in) operating activities	994	(165)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(in millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$3,873	$5,038
Mortgage loans on real estate	695	595
Trading account securities	6,565	4,664
Other	58	31
Payment for the purchase/origination of:
Fixed maturities, available for sale	(3,721)	(6,991)
Mortgage loans on real estate	(1,534)	(2,193)
Trading account securities	(9,307)	(6,543)
Other	(207)	(177)
Cash settlements related to derivative instruments	(929)	994
Decrease in loans to affiliates	—	383
Change in short-term investments	(266)	72
Investment in capitalized software, leasehold improvements and EDP equipment	(67)	(58)
Purchase of business, net of cash acquired	(133)	(21)
Other, net	(258)	73
Net cash provided by (used in) investing activities	(5,231)	(4,133)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,871	$6,032
Withdrawals	(2,574)	(1,970)
Transfer (to) from Separate Accounts	1,617	1,618
Change in short-term financings	(216)	(197)
Change in collateralized pledged assets	724	(64)
Change in collateralized pledged liabilities	664	202
(Decrease) increase in overdrafts payable	66	(75)
Shareholder dividend paid	—	(500)
Repurchase of AB Holding units	(134)	(129)
Redemptions of non-controlling interests of consolidated VIEs, net	(52)	(40)
Distribution to noncontrolling interests in consolidated subsidiaries	(347)	(287)
Increase (decrease) in Securities sold under agreement to repurchase	(159)	253
(Increase) decrease in securities purchased under agreement to resell	—	79
Other, net	—	7
Net cash provided by (used in) financing activities	5,460	4,929
Effect of exchange rate changes on cash and cash equivalents	17	7
Change in cash and cash equivalents	1,240	638
Cash and cash equivalents, beginning of year	2,950	3,063
Cash and Cash Equivalents, End of Period	$4,190	$3,701

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION
The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
The accompanying consolidated financial statements include the accounts of AXA Equitable and its subsidiaries engaged in insurance related businesses (collectively, the “Insurance segment”); other subsidiaries, principally AB, engaged in investment management related businesses (the “Investment Management segment”), partnerships and real estate and non-real estate joint ventures in which AXA Equitable or its subsidiaries have control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation (collectively the “Company”).
At September 30, 2017 and December 31, 2016, AXA Equitable’s economic interest in AB was 29.3% and 29.0%. At September 30, 2017 and December 31, 2016, respectively, AXA and its subsidiaries’ economic interest in AB was 64.9% and 63.7%.
On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, AXA Equitable Holdings, Inc. ("Equitable Holdings"), through a proposed initial public offering ("IPO") in the first half of 2018.  On November 13, 2017, Equitable Holdings filed a Form S-1 registration statement with the Securities and Exchange Commission (the "SEC"). The completion of the proposed IPO will depend on, among other things, the SEC filing and review process and customary regulatory approvals, as well as market conditions.  There can be no assurance that the proposed IPO will occur on the anticipated timeline or at all.
The terms “third quarter 2017” and “third quarter 2016” refer to the three months ended September 30, 2017 and 2016, respectively. The terms “first nine months of 2017” and “first nine months of 2016” refer to the nine months ended September 30, 2017 and 2016, respectively.
Prior period information has been revised to reflect the revision of errors identified by management in its previous financial statements and the implementation of the accounting change. See "Accounting Change" and "Revision of Prior Period Financial Statements" in Note 2.

2)	SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT OTHER CHANGES
Accounting Change
In third quarter 2017, the Company voluntarily changed to fair value accounting for variable annuity products with the Guaranteed Minimum Income Benefits feature with a no-lapse guarantee ("GMIBNLG") as a retrospective change in accounting principle.  Changes in the estimated fair value of the embedded derivative is reported in Net derivative gains (losses). The Company believes that the new method of accounting for the GMIBNLG as an embedded derivative at fair value more accurately reflects the economics of the NLG feature and is more meaningful to users of our financial statements.

The comparative periods of the prior year have been adjusted to apply the new method retrospectively. The impact of the change in accounting principle to net income (loss) during the third quarter 2016 and first nine months of 2016 was an increase of $104 million and a decrease of $1,030 million, respectively. The Company’s opening retained earnings decreased $1,933 million as of January 1, 2016 for the effect of retroactive application of the accounting change.
Adoption of New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to simplify the accounting for goodwill impairment. The revised guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to early adopt the new guidance effective January 1, 2017. Adoption of this guidance did not have an impact on the Company's consolidated financial statements.
In January 2017, the FASB issued new guidance that amends the definition of a business to provide a more robust framework for determining when a set of assets and activities is a business. The definition primarily adds clarity for evaluating whether certain transactions should be accounted for as acquisitions/dispositions of assets or businesses, the latter of which is subject to guidance on business combinations, but also may interact with other areas of accounting where the defined term is used, such as in the application of guidance on consolidation and goodwill impairment. The new guidance is effective for fiscal years ending December 31, 2018 and thereafter. The Company elected to early adopt the new guidance for the year ending December 31, 2016. Adoption of this guidance did not have an impact on the Company's consolidated financial statements.
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

Future Adoption of New Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging, “Targeted Improvements to Accounting for Hedging Activities”. The FASB’s objective is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date).
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
At September 30, 2017, the Insurance segment’s General Account held approximately $1,169 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Insurance segment is considered to have a “variable interest” in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests and/or other financial arrangements, if any, the Insurance segment was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as “Other equity investments” and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $168,625 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,169 million at September 30, 2017. Except for approximately $719 million of unfunded commitments at September 30, 2017, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
AB is not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle its own liabilities. AB’s exposure to loss with respect to consolidated company-sponsored investment funds is limited to its investment in, and its management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB. The balances of consolidated VIEs and VOEs included in the Company’s balance sheet at September 30, 2017 were assets of $1,252 million, liabilities of $594 million, Redeemable noncontrolling interest of $416 million, Equity attributable to the Company of $71 million and $1 million attributable to non-redeemable noncontrolling interest. The balances of consolidated VIEs and VOEs included in the Company’s balance sheet at December 31, 2016 were assets of $956 million, liabilities of $293 million, Redeemable noncontrolling interest of $384 million, Equity attributable to the Company of $71 million and $35 million attributable to non-redeemable noncontrolling interest.

As of September 30, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $52,100 million, and AB’s maximum risk of loss is its investment of $7 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Revision of Prior Period Financial Statements

During the first nine months of 2017 management identified errors in its previous financial statements. These errors primarily related to errors in the calculation of policyholders’ benefit reserves for one of the Company’s variable annuity products with indexed-linked features and the calculation of DAC amortization for certain variable and interest sensitive life products. Management evaluated the impact of these errors both individually and in the aggregate and concluded they were not material to any previously reported annual and quarterly financial statements. In order to improve the consistency and comparability of the financial statements, management has voluntarily revised the consolidated balance sheet as of and for the year ended December 31, 2016 and 2015; March 31, 2017 and 2016; June 30, 2017 and 2016 and September 30, 2016 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and of cash flows for the years ended December 31, 2016, 2015 and 2014 and for the discrete and year to date interim periods of 2017 an 2016, to include the revisions discussed above and all previously recorded out of period adjustments in each of the applicable periods for comparability purposes. The impacts of these revisions to each of the previously reported consolidated statements are disclosed below.

The following tables present line items for prior period financial statements that have been affected by the revision. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

	September 30, 2016
	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Assets:
Other equity investments	$1,454	$(93)	$1,361
Trading securities, at fair value	8,702	65	8,767
Other invested assets	2,192	39	2,231
Total investments	60,968	11	60,979
DAC	4,516	(123)	4,393
Amounts due from reinsurers	4,550	27	4,577
Total Assets	$209,034	$(85)	$208,949
	—	—	—
Liabilities:
Policyholders' account balance	$36,920	$(76)	$36,844
Future policyholders' benefits and other policyholders' liabilities	26,191	109	26,300
Current and deferred taxes	6,160	(46)	6,114
Total Liabilities	188,005	(13)	187,992
	—	—	—

Equity:
Retained Earnings	10,954	(83)	10,871
AXA Equitable Equity	17,882	(83)	17,799
Noncontrolling interest	3,001	11	3,012
Equity	20,883	(72)	20,811

Total Liabilities and Equity	$209,034	$(85)	$208,949

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$978	$(53)	$925	$2,794	$(123)	$2,671
Premiums	141	85	226	388	250	638
Net derivative gains (losses)	(656)	(21)	(677)	3,184	65	3,249
Total revenues	2,006	11	2,017	11,090	192	11,282
Benefits and other deductions:
Policyholders' benefits	640	(16)	624	2,920	143	3,063
Interest credited to Policyholders' Account Balances	272	31	303	797	(18)	779
Amortization of deferred policy acquisition costs, net	4	43	47	(80)	118	38
Total benefits and other deductions	2,036	58	2,094	7,090	243	7,333

Income (loss) from operations, before income taxes	(30)	(47)	(77)	4,000	(51)	3,949
Income tax (expense) benefit	52	58	110	(1,197)	57	(1,140)

Net income (loss)	22	11	33	2,803	6	2,809

Less: net (income) loss attributable to the noncontrolling interest	(98)	(28)	(126)	(307)	(27)	(334)
Net income (loss) attributable to AXA Equitable	$(76)	$(17)	$(93)	$2,496	$(21)	$2,475

Statements of Comprehensive Income (Loss):

Net income (loss)	$22	$11	$33	$2,803	$6	$2,809
Change in unrealized gains (losses), net of reclassification adjustment	(22)	30	8	1,383	20	1,403
Other comprehensive income	(23)	30	7	1,386	20	1,406
Comprehensive income (loss)	(1)	41	40	4,189	26	4,215
Less: Comprehensive (income) loss attributable to noncontrolling interest	$(99)	$(28)	$(127)	$(308)	$(27)	$(335)
Comprehensive income (loss) attributable to AXA Equitable	$(100)	$13	$(87)	$3,881	$(1)	$3,880

Nine Months Ended September 30, 2016	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$8,958	$(62)	$8,896
Net income (loss)	2,496	(21)	2,475
Retained earnings, end of period	10,954	(83)	10,871
Accumulated other comprehensive income, beginning of year earnings, beginning of year	228	(20)	208
Other comprehensive income (loss)	1,385	20	1,405
Total AXA Equitable’s equity, end of period	17,882	(83)	17,799

Noncontrolling interest, beginning of year	3,086	(27)	3,059
Net income (loss) attributable to noncontrolling interest	299	27	326
Noncontrolling interest, end of period	3,001	11	3,012
Total Equity, End of Period	$20,883	$(72)	$20,811

Nine Months Ended September 30, 2016	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$2,803	$6	$2,809
Policy charges and fee income	(2,794)	123	(2,671)
Interest credited to policyholders’ account balances	797	(18)	779
Net derivative (gains) loss	(3,184)	(65)	(3,249)
Deferred Policy Acquisition costs	(80)	118	38
Changes in:
Future policy benefits	1,253	(45)	1,208
Reinsurance recoverable	(120)	(62)	(182)
Current and deferred income taxes	704	(57)	647
Net cash provided by (used in) operating activities	$(165)	$—	$(165)

	As Previously Reported		Impact of Revisions		As Revised
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(In millions)
Assets:
Other equity investments	$1,408	$1,477	$(29)	$(81)	$1,379	$1,396
Trading securities, at fair value	9,134	6,805	—	81	9,134	6,886
Other invested assets	2,186	1,788	40	—	2,226	1,788
Total investments	58,416	52,527	11	—	58,427	52,527
DAC	4,301	4,469	(175)	(36)	4,126	4,433
Amounts due from reinsurers	4,635	4,466	29	46	4,664	4,512
Guaranteed minimum income benefit reinsurance asset, at fair value	10,309	10,570	—	8	10,309	10,578
Other assets	4,260	4,634	—	13	4,260	4,647
Total Assets	$203,764	$194,626	$(135)	$31	$203,629	$194,657

Liabilities:
Policyholders' account balance	$38,782	$33,033	$43	$(138)	$38,825	$32,895
Future policyholders' benefits and other policyholders' liabilities	25,358	24,531	123	332	25,481	24,863
Current and deferred taxes	3,816	4,647	(109)	(2)	3,707	4,645
Other liabilities	2,108	2,586	—	(52)	2,108	2,534
Total Liabilities	186,945	177,018	57	140	187,002	177,158

Equity:
Retained Earnings	7,983	8,958	(203)	(62)	7,780	8,896
Accumulated other comprehensive income (loss)	7	228	—	(20)	7	208
AXA Equitable Equity	13,331	14,509	(203)	(82)	13,128	14,427
Noncontrolling interest	3,085	3,086	11	(27)	3,096	3,059
Equity	16,416	17,595	(192)	(109)	16,224	17,486

Total Liabilities and Equity	$203,764	$194,626	$(135)	$31	$203,629	$194,657

	As Previously Reported			Impact of Revisions			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$3,423	$3,208	$3,115	$192	$316	$248	$3,615	$3,524	$3,363
Premiums	880	854	874	(26)	(26)	(27)	854	828	847
Net derivative gains (losses)	(1,277)	(208)	5,409	43	(131)	(168)	(1,234)	(339)	5,241
Total revenues	9,151	9,833	15,480	209	159	53	9,360	9,992	15,533
Benefits and other deductions:
Policyholders' benefits	2,913	2,743	3,579	172	123	375	3,085	2,866	3,954
Interest credited to Policyholder's Account Balances	981	1,048	1,155	101	(72)	(118)	1,082	976	1,037
Amortization of deferred policy acquisition costs	162	(331)	(413)	171	13	34	333	(318)	(379)
Other operating costs and expenses	1,458	1,415	1,692	—	82	(24)	1,458	1,497	1,668
Total benefits and other deductions	8,720	8,183	9,365	444	146	267	9,164	8,329	9,632

Income (loss) from operations, before income taxes	431	1,650	6,115	(235)	13	(214)	196	1,663	5,901
Income tax (expense) benefit	113	(186)	(1,695)	121	(2)	75	234	(188)	(1,620)

Net income (loss)	544	1,464	4,420	(114)	11	(139)	430	1,475	4,281

Less: net (income) loss attributable to the noncontrolling interest	(469)	(403)	(387)	(27)	—	—	(496)	(403)	(387)

Net income (loss) attributable to AXA Equitable	$75	$1,061	$4,033	$(141)	$11	$(139)	$(66)	$1,072	$3,894

Statements of Comprehensive Income (Loss):

Net income (loss)	$544	$1,464	$4,420	$(114)	$11	$(139)	$430	$1,475	$4,281
Change in unrealized gains (losses), net of reclassification adjustment	(217)	(881)	969	20	(20)	—	(197)	(901)	969
Total other comprehensive income (loss), net of income taxes	(238)	(910)	925	20	(20)	—	(218)	(930)	925
Comprehensive income (loss)	306	554	5,345	(94)	(9)	(139)	212	545	5,206
Less: Comprehensive (income) loss attributable to noncontrolling interest	(452)	(388)	(358)	(27)	—	—	(479)	(388)	(358)
Comprehensive income (loss) attributable to AXA Equitable	$(146)	$166	$4,987	$(121)	$(9)	$(139)	$(267)	$157	$4,848

	As Previously Reported			Impact of Revisions			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In millions)
Statements of Equity:
Capital in excess of par value, beginning of year	$5,321	$5,957	$5,934	$—	$—	$(26)	$5,321	$5,957	$5,908
Deferred tax on dividend of AB Units	—	(35)	(26)	—	—	26	—	(35)	—
Capital in excess of par value, end of year	5,339	5,321	5,957	—	—	—	5,339	5,321	5,957

Retained earnings, beginning of year	$8,958	$8,809	$5,205	$(62)	$(73)	$18	$8,896	$8,736	$5,223
Stockholder dividends	(1,050)	(912)	(429)	—	—	48	$(1,050)	$(912)	$(381)
Net income (loss)	75	1,061	4,033	(141)	11	(139)	(66)	1,072	3,894
Retained earnings, end of period	7,983	8,958	8,809	(203)	(62)	(73)	7,780	8,896	8,736
Accumulated other comprehensive income (loss), beginning of year	228	351	(603)	(20)	—	—	208	351	(603)
Other comprehensive income (loss)	(221)	(895)	954	20	(20)	—	(201)	(915)	954
Accumulated other comprehensive income (loss), end of year	7	228	351	—	(20)	—	7	208	351
Total AXA Equitable’s equity, end of period	13,331	14,509	15,119	(203)	(82)	(73)	13,128	14,427	15,046

Noncontrolling interest, beginning of year	3,086	2,989	2,903	(27)	(27)	21	3,059	2,962	2,924
Net income (loss) attributable to noncontrolling interest	464	403	387	27	—	—	491	403	387
Dividend of AB Units by AXA Equitable to AXA Financial	—	145	48	—	—	(48)	—	145	—
Other changes in noncontrolling interest	104	132	143	11	—	—	115	132	143
Noncontrolling interest, end of year	3,085	3,086	2,989	11	(27)	(27)	3,096	3,059	2,962

Total Equity, End of Period	$16,416	$17,595	$18,108	$(192)	$(109)	$(100)	$16,224	$17,486	$18,008

Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$544	$1,464	$4,420	$(114)	$11	$(139)	$430	$1,475	$4,281
Policy charges and fee income	(3,423)	(3,208)	(3,115)	(192)	(316)	(248)	(3,615)	(3,524)	(3,363)
Interest credited to policyholders’ account balances	981	1,048	1,155	101	(72)	(118)	1,082	976	1,037
Net derivative (gains) loss	462	208	(5,409)	(43)	131	168	419	339	(5,241)
Amortization of deferred cost of reinsurance asset	159	39	302	—	82	(10)	159	121	292
Changes in:
Future policy benefits	803	878	1,518	(32)	162	214	771	1,040	1,732
Deferred Policy Acquisition costs	162	(331)	(413)	171	13	34	333	(318)	(379)
Reinsurance recoverable	(534)	(916)	(488)	230	(13)	174	(304)	(929)	(314)
Current and deferred income taxes	(771)	258	1,448	(121)	2	(75)	(892)	260	1,373
Other	31	111	(98)	—	(80)	39	31	31	(59)
Net cash provided by (used in) operating activities	$(461)	$(244)	$(639)	$—	$(80)	$39	$(461)	$(324)	$(600)

	As Previously Reported			Impact of Revisions			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In millions)
Cash flows from financing activities:
Policyholders' accounts balance deposits	$9,342	$5,757	$6,011	$404	$—	$—	$9,746	$5,757	$6,011
Policyholders' accounts balance transfer (to) from Separate Accounts	1,606	1,045	815	(404)	—	—	1,202	1,045	815
(Decrease) increase in overdrafts payable	(85)	—	—	—	80	(39)	(85)	80	(39)
Net cash provided by (used in) financing activities	$5,751	$3,034	$3,843	$—	$80	$(39)	$5,751	$3,114	$3,804

The following table presents the effects of the revision to the Company's previously reported Consolidated Balance Sheets as of June 30, 2017 and 2016:

	As Previously Reported		Impact of Revisions		As Revised
	June 30		June 30		June 30
	2017	2016	2017	2016	2017	2016
	(In millions)
Assets:
Other equity investments	$1,477	$1,447	$(21)	$(100)	$1,456	$1,347
Trading securities, at fair value	—	7,843	—	73	—	7,916
Other invested assets	2,622	2,811	32	38	2,654	2,849
Total investments	62,111	60,979	11	11	62,122	60,990
DAC	4,141	4,496	(135)	(126)	4,006	4,370
Amounts due from reinsurers	4,870	4,523	31	49	4,901	4,572
Other assets	—	4,501	—	2	—	4,503
Total Assets	$214,941	$207,042	$(93)	$(64)	$214,848	$206,978
	—	—	—	—	—	—
Liabilities:
Policyholders' account balance	$41,531	$35,661	$(15)	$(108)	$41,516	$35,553
Future policyholders' benefits and other policyholders' liabilities	26,799	26,131	56	160	26,855	26,291
Current and deferred taxes	4,000	6,421	(50)	(6)	3,950	6,415
Total Liabilities	196,972	185,800	(9)	46	196,963	185,846

Equity:
Retained Earnings	8,779	11,030	(95)	(66)	8,684	10,964
Accumulated other comprehensive income (loss)	493	1,637	—	(29)	493	1,608
AXA Equitable Equity	14,635	17,987	(95)	(95)	14,540	17,892
Noncontrolling interest	2,973	3,026	11	(15)	2,984	3,011
Equity	12,608	21,013	(84)	(110)	12,524	20,903

Total Liabilities and Equity	$214,941	$207,042	$(93)	$(64)	$214,848	$206,978

The following table presents the effects of the revision to the Company’s previously reported Consolidated Statements of Income (Loss), Statements of Comprehensive Income (Loss), Statements of Equity and Cash Flows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$865	$59	$924	$1,761	$86	$1,847
Net derivative gains (losses)	1,693	(38)	1,655	969	(30)	939
Total revenues	4,488	21	4,509	6,477	56	6,533
Benefits and other deductions:
Policyholders' benefits	1,452	30	1,482	2,343	67	2,410
Amortization of deferred policy acquisition costs, net	(82)	4	(78)	43	3	46
Total benefits and other deductions	2,691	34	2,725	5,253	70	5,323

Income (loss) from operations, before income taxes	1,797	(13)	1,784	1,224	(14)	1,210
Income tax (expense) benefit	(338)	4	(334)	(78)	5	(73)

Net income (loss)	1,459	(9)	1,450	1,146	(9)	1,137
	—
Less: net (income) loss attributable to the noncontrolling interest	(113)	—	(113)	(231)	—	(231)
Net income (loss) attributable to AXA Equitable	$1,346	$(9)	$1,337	$915	$(9)	$906

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,459	$(9)	$1,450	$1,146	$(9)	$1,137
Comprehensive income (loss)	1,753	(9)	1,744	1,619	(9)	1,610
Comprehensive income (loss) attributable to AXA Equitable	$1,660	$(9)	$1,651	$1,619	$(9)	$1,610

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$915	$(29)	$886	$1,816	$(70)	$1,746
Premiums	121	82	203	247	165	412
Net derivative gains (losses)	1,562	(22)	1,540	3,840	86	3,926
Total revenues	4,297	31	4,328	9,084	181	9,265
Benefits and other deductions:
Policyholders' benefits	1,211	35	1,246	2,280	159	2,439
Interest credited to Policyholders' Account Balances	274	(19)	255	525	(49)	476
Amortization of deferred policy acquisition costs, net	(74)	43	(31)	(84)	75	(9)
Total benefits and other deductions	2,581	59	2,640	5,054	185	5,239

Income (loss) from operations, before income taxes	1,576	(28)	1,548	4,030	(4)	4,026
Income tax (expense) benefit	(515)	7	(508)	(1,249)	(1)	(1,250)

Net income (loss)	1,061	(21)	1,040	2,781	(5)	2,776
	—
Less: net (income) loss attributable to the noncontrolling interest	(92)	1	(91)	(209)	1	(208)
Net income (loss) attributable to AXA Equitable	$969	$(20)	$949	$2,572	$(4)	$2,568

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,061	$(21)	$1,040	$2,781	$(5)	$2,776
Change in unrealized gains (losses), net of reclassification adjustment	625	(15)	610	1,405	(9)	1,396
Other comprehensive income	620	(15)	605	1,409	(9)	1,400
Comprehensive income (loss)	1,681	(36)	1,645	4,190	(14)	4,176
Less: Comprehensive (income) loss attributable to noncontrolling interest	$(89)	$1	$(88)	$(209)	$1	$(208)
Comprehensive income (loss) attributable to AXA Equitable	$1,592	$(35)	$1,557	$3,981	$(13)	$3,968

	Six Months Ended June 30,
	As Previously Reported		Impact of Revisions		As Revised
	2017	2016	2017	2016	2017	2016
	(In millions)
Statements of Equity:
Retained earnings, beginning of year	$7,983	$8,958	$(86)	$(62)	$7,897	$8,896
Net income (loss)	915	2,572	(9)	(4)	906	2,568
Retained earnings, end of period	8,779	11,030	(95)	(66)	8,684	10,964
Accumulated other comprehensive income, beginning of year earnings, beginning of year	7	228	—	(20)	7	208
Other comprehensive income (loss)	486	1,409	—	(9)	486	1,400
Accumulated other comprehensive income, end of period	493	1,637	—	(29)	493	1,608
Total AXA Equitable’s equity, end of period	14,635	17,987	(95)	(95)	14,540	17,892

Noncontrolling interest, beginning of year	3,085	3,086	11	(27)	3,096	3,059
Net income (loss) attributable to noncontrolling interest	118	203	—	1	118	204
Noncontrolling interest, end of period	—	3,026	11	(15)	11	3,011
Total Equity, End of Period	$17,617	$21,013	$(84)	$(110)	$17,533	$20,903

	Six Months Ended June 30,
	As Previously Reported		Impact of Revisions		As Revised
	2017	2016	2017	2016	2017	2016
	(In millions)
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,146	$2,781	$(9)	$(5)	$1,137	$2,776
Policy charges and fee income	(1,761)	(1,816)	(86)	70	(1,847)	(1,746)
Interest credited to policyholders’ account balances	658	525	—	(49)	658	476
Net derivative (gains) loss	(969)	(3,840)	30	(86)	(939)	(3,926)
Deferred Policy Acquisition costs	43	(84)	3	75	46	(9)
Changes in:
Future policy benefits	1,381	1,168	10	172	1,391	1,340
Reinsurance recoverable	(251)	(92)	57	(178)	(194)	(270)
Current and deferred income taxes	(16)	985	(5)	1	(21)	986
Other	—	119	—	(48)	—	71
Net cash provided by (used in) operating activities	$(75)	$(337)	$—	$(48)	$(75)	$(385)

(Decrease) increase in overdraft payables	$—	$—	$—	$48	$—	$48
Net cash provided by (used in) financing activities	$—	$4,016	$—	$48	$—	$4,064

The following table presents the effects of the revision to the Company's previously reported consolidated balance sheets as of March 31, 2017 and 2016:

	As Previously Reported		Impact of Revisions		As Revised
	March 31		March 31		March 31
	2017	2016	2017	2016	2017	2016
	(In millions)
Assets:
Other equity investments	$1,463	$1,398	$(23)	$(120)	$1,440	$1,278
Trading securities, at fair value	—	7,124	—	81	—	7,205
Other invested assets	2,050	2,462	34	39	2,084	2,501
Total investments	60,406	56,581	11	—	60,417	56,581
DAC	4,068	4,505	(88)	(59)	3,980	4,446
Amounts due from reinsurers	4,639	4,605	19	48	4,658	4,653
Other assets	—	4,516	—	13	—	4,529
Total Assets	$209,098	$199,983	$(58)	$2	$209,040	$199,985
	—	—	—	—	—	—
Liabilities:
Policyholders' account balance	$40,308	$33,710	$(16)	$(89)	$40,292	$33,621
Future policyholders' benefits and other policyholders' liabilities	25,496	25,272	45	213	25,541	25,485
Current and deferred taxes	3,523	5,833	(34)	14	3,489	5,847
Other liabilities	—	2,841	—	(50)	—	2,791
Total Liabilities	192,712	179,802	(5)	88	192,707	179,890
		—	—		—	—
		—	—		—	—
Retained Earnings	7,411	10,561	(64)	(45)	7,347	10,516
Accumulated other comprehensive income (loss)	179	1,014	—	(14)	179	1,000
AXA Equitable Equity	12,934	16,894	(64)	(59)	12,870	16,835
Noncontrolling interest	3,035	69	11	(27)	3,046	42
Equity	15,969	19,963	(53)	(86)	15,916	19,877
		—	—	—	—	—
Total Liabilities and Equity	$209,098	$199,983	$(58)	$2	$209,040	$199,985

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$896	$29	$925	$901	$(41)	$860
Premiums	—	—	—	126	83	209
Net derivative gains (losses)	(724)	(9)	(733)	2,278	108	2,386
Increase (decrease in the fair value of the GMIB reinsurance contract asset	—	—	—	—	—	—
Total revenues	1,989	20	2,009	4,927	150	5,077
Benefits and other deductions:
Policyholders' benefits	891	21	912	1,069	124	1,193
Interest credited to Policyholders' Account Balances	337	(1)	336	251	(30)	221
Amortization of deferred policy acquisition costs, net	125	(1)	124	131	32	163
Total benefits and other deductions	2,562	19	2,581	2,473	126	2,599

Income (loss) from operations, before income taxes	(573)	1	(572)	2,454	24	2,478
Income tax (expense) benefit	260	—	260	(734)	(8)	(742)

Net income (loss)	(313)	1	(312)	1,720	16	1,736
	—
Less: net (income) loss attributable to the noncontrolling interest	(118)	—	(118)	(117)	—	(117)
Net income (loss) attributable to AXA Equitable	$(431)	$1	$(430)	$1,603	$16	$1,619

Statements of Comprehensive Income (Loss):

Net income (loss)	$(313)	$1	$(312)	$1,720	$16	$1,736
Change in unrealized gains (losses), net of reclassification adjustment	144	—	144	780	6	786
Other comprehensive income	179	—	179	789	6	795
Comprehensive income (loss)	(134)	1	(133)	2,509	22	2,531
Less: Comprehensive (income) loss attributable to noncontrolling interest	$(125)	$—	$(125)	$(120)	$—	$(120)
Comprehensive income (loss) attributable to AXA Equitable	$(259)	$1	$(258)	$2,389	$22	$2,411

	Three Months Ended March 31,
	As Previously Reported		Impact of Revisions		As Revised
	2017	2016	2017	2016	2017	2016
	(In millions)
Statements of Equity:
Retained earnings, beginning of year	$7,842	$8,958	$(65)	$(62)	$7,777	$8,896
Net income (loss)	(431)	1,603	1	16	(430)	1,619
Retained earnings, end of period	7,411	10,561	(64)	(46)	7,347	10,515
Accumulated other comprehensive income, beginning of year earnings, beginning of year	7	228	—	(20)	7	208
Other comprehensive income (loss)	172	786	—	6	172	792
Total AXA Equitable’s equity, end of period	12,934	16,894	(64)	(60)	12,870	16,834

Noncontrolling interest, beginning of year	3,085	3,086	11	(27)	3,096	3,059
Net income (loss) attributable to noncontrolling interest	118	117	—	—	118	117
Noncontrolling interest, end of period	3,035	3,069	11	(27)	3,046	3,042
Total Equity, End of Period	$15,969	$19,963	$(53)	$(87)	$15,916	$19,876

	Three Months Ended March 31,
	As Previously Reported		Impact of Revisions		As Revised
	2017	2016	2017	2016	2017	2016
	(In millions)
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$(313)	$1,720	$1	$16	$(312)	$1,736
Policy charges and fee income	(896)	(901)	(29)	41	(925)	(860)
Interest credited to policyholders’ account balances	337	251	(1)	(30)	336	221
(Increase) decrease in the fair value of the reinsurance contract asset	—	—	—	—	—	—
Net derivative (gains) loss	724	(2,278)	9	(108)	733	(2,386)
Deferred Policy Acquisition costs	125	(10)	—	32	125	22
Changes in:
Variable interest entities	—	—	—	—	—	—
Future policy benefits	185	491	20	130	205	621
Reinsurance recoverable	(44)	(145)	—	(89)	(44)	(234)
Current and deferred income taxes	(327)	733	—	8	(327)	741
Accounts payable and accrued expenses	—	—	—	—	—	—
Other	—	50	—	91	—	141
Net cash provided by (used in) operating activities	$18	$99	$—	$91	$18	$190

(Decrease) increase in overdraft payables	$50	$—	$—	$(91)	$50	$(91)
Net cash provided by (used in) financing activities	$2,306	$1,468	$—	$(91)	$2,306	$1,377

The following table presents the effects of the accounting change to the Company’s previously reported consolidated statement of balance sheets as of September 30, 2016:

	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	September 30,	September 30,	September 30,
	2016	2016	2016
	(In millions)
Assets:
DAC	4,393	483	4,876
Total Assets	$208,949	$483	$209,432

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	26,300	5,169	31,469
Current and deferred taxes	6,114	(1,641)	4,473
Total Liabilities	187,992	3,528	191,520

Equity:
Retained Earnings	10,871	(2,961)	7,910
Accumulated other comprehensive income (loss)	1,613	(84)	1,529
AXA Equitable Equity	17,799	(3,045)	14,754
Equity	20,811	(3,045)	17,766

Total Liabilities and Equity	$208,949	$483	$209,432

The following tables present line items for prior periods that have been affected by the accounting change. For these items, the tables detail the amounts as previously reported and adjusted herein, the impact upon those line items due to the accounting change, and the amounts as currently revised within the financial statements.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$925	$(71)	$854	$2,671	$(203)	$2,468
Net derivative gains (losses)	(677)	231	(446)	3,249	454	1,621
Total revenues	2,017	160	2,177	11,282	(1,831)	9,451
Benefits and other deductions:
Policyholders' benefits	624	(8)	616	3,063	(390)	2,790
Amortization of deferred policy acquisition costs, net	47	8	55	38	26	64
Total benefits and other deductions	2,094	—	2,094	7,333	(247)	7,086

Income (loss) from operations, before income taxes	(77)	160	83	3,949	(1,584)	2,365
Income tax (expense) benefit	110	(56)	54	(1,140)	554	(586)

Net income (loss)	33	104	137	2,809	(1,030)	1,779

Net income (loss) attributable to AXA Equitable	$(93)	$104	$11	$2,475	$(1,030)	$1,445

Statements of Comprehensive Income (Loss):

Net income (loss)	$33	$104	$137	$2,809	$(1,030)	$1,779
Change in unrealized gains (losses), net of reclassification adjustment	8	8	16	1,403	(61)	1,342
Other comprehensive income	7	8	15	1,406	(61)	1,345
Comprehensive income (loss)	40	112	152	4,215	(1,091)	3,124
Comprehensive income (loss) attributable to AXA Equitable	$(87)	$—	$25	$3,880	$—	$2,789

Nine Months Ended September 30, 2016	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Statements of Equity:
Retained earnings, beginning of year	$8,896	$(1,933)	$6,963
Net income (loss)	2,475	(1,030)	1,445
Retained earnings, end of period	10,871	(2,963)	7,908

Accumulated other comprehensive income, beginning of year earnings, beginning of year	208	(23)	185
Other comprehensive income (loss)	1,405	(61)	1,344
Accumulated other comprehensive income, end of period	1,613	(84)	1,529

Total AXA Equitable’s equity, end of period	17,799	(5,926)	14,752
			—
Total Equity, End of Period	$20,811	$—	$17,764

Nine Months Ended September 30, 2016	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$2,809	$(1,030)	$1,779
Policy charges and fee income	(2,671)	203	(2,468)
Net derivative (gains) loss	(3,249)	1,628	(1,621)
Changes in:
Future policy benefits	1,208	(273)	935
Deferred Policy Acquisition costs	38	26	64
Current and deferred income taxes	647	(554)	93
Net cash provided by (used in) operating activities	$(165)	$—	$(165)

The following table presents the effects of the accounting change to the Company's previously reported consolidated balance sheets as of December 31, 2016 and 2015:

	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(In millions)
Assets:
DAC	4,126	4,433	540	563	4,666	4,996
Total Assets	$203,629	$194,657	$540	$563	$204,169	$195,220

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	25,481	24,863	3,378	3,572	28,859	28,435
Current and deferred taxes	3,707	4,645	(993)	(1,053)	2,714	3,592
Total Liabilities	187,002	177,158	2,385	2,519	189,387	179,677

Equity:
Retained Earnings	7,780	8,896	(1,845)	(1,933)	5,941	6,963
Accumulated other comprehensive income (loss)	7	208	(6)	(23)	1	185
AXA Equitable Equity	13,128	14,427	(1,845)	(1,956)	11,283	12,471
Equity	16,224	17,486	(1,845)	(1,956)	14,379	15,530

Total Liabilities and Equity	$203,629	$194,657	$(3,150)	$563	$204,169	$195,220

	As Previously Reported and Adjusted Herein			Impact of Accounting Change			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$3,615	$3,524	$3,363	$(273)	$(240)	$(207)	$3,342	$3,284	$3,156
Net derivative gains (losses)	(1,234)	(339)	5,241	114	(733)	(1,823)	(1,120)	(1,072)	3,418
Total revenues	9,360	9,992	15,533	(159)	(973)	(2,030)	9,201	9,019	13,503
Benefits and other deductions:
Policyholders' benefits	3,085	2,866	3,954	(339)	(411)	(247)	2,746	2,455	3,707
Amortization of deferred policy acquisition costs	333	(318)	(379)	35	61	34	368	(257)	(345)
Total benefits and other deductions	9,164	8,329	9,632	(304)	(350)	(213)	8,860	7,979	9,419

Income (loss) from operations, before income taxes	196	1,663	5,901	145	(623)	(1,817)	341	1,040	4,084
Income tax (expense) benefit	234	(188)	(1,620)	(51)	218	636	183	30	(984)

Net income (loss)	430	1,475	4,281	94	(405)	(1,181)	524	1,070	3,100

Net income (loss) attributable to AXA Equitable	$(66)	$1,072	$3,894	$94	$(405)	$(1,181)	$28	$667	$2,713

Statements of Comprehensive Income (Loss):

Net income (loss)	$430	$1,475	$4,281	$94	$(405)	$(1,181)	$524	$1,070	$3,100
Change in unrealized gains (losses), net of reclassification adjustment	(197)	(901)	969	17	70	(78)	(180)	(831)	891
Total other comprehensive income (loss), net of income taxes	(218)	(930)	925	17	70	(78)	(201)	(860)	847
Comprehensive income (loss)	212	545	5,206	111	(335)	(1,259)	323	210	3,947
Comprehensive income (loss) attributable to AXA Equitable	$(267)	$157	$4,848	$111	$(335)	$(1,259)	$(156)	$(178)	$3,589

	As Previously Reported and Adjusted Herein			Impact of Accounting Change			As Revised
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In millions)
Statements of Equity:
Retained earnings, beginning of year	$8,896	$8,736	$5,223	$(1,933)	$(1,528)	$(347)	$6,963	$7,208	$4,876
Stockholder dividends	(1,050)	(912)	(381)	—	—	—	(1,050)	(912)	(381)
Net income (loss)	(66)	1,072	3,894	94	(405)	(1,181)	28	667	2,713
Retained earnings, end of period	7,780	8,896	8,736	(1,839)	(1,933)	(1,528)	5,941	6,963	7,208

Accumulated other comprehensive income (loss), beginning of year	208	351	(603)	(23)	(93)	(15)	185	258	(618)
Other comprehensive income (loss)	(201)	(915)	954	17	70	(78)	(184)	(845)	876
Accumulated other comprehensive income (loss), end of year	7	208	351	(6)	(23)	(93)	1	185	258

Total AXA Equitable’s equity, end of period	13,128	14,427	15,046	(1,845)	(1,956)	(1,621)	11,283	12,471	13,425

Total Equity, End of Period	$16,224	$17,486	$18,008	$(1,845)	$(1,956)	$(1,621)	$14,379	$15,530	$16,387

Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$430	$1,475	$4,281	$94	$(405)	$(1,181)	$524	$1,070	$3,100
Policy charges and fee income	(3,615)	(3,524)	(3,363)	273	240	207	(3,342)	(3,284)	(3,156)
Net derivative (gains) loss	419	339	(5,241)	(114)	733	1,823	305	1,072	(3,418)
Changes in:
Future policy benefits	771	1,040	1,732	(339)	(411)	(247)	432	629	1,485
Deferred Policy Acquisition costs	333	(318)	(379)	35	61	34	368	(257)	(345)
Current and deferred income taxes	(892)	260	1,373	51	(218)	(636)	(841)	42	737
Net cash provided by (used in) operating activities	$(461)	$(324)	$(600)	$—	$—	$—	$(461)	$(324)	$(600)

The following table presents the effects of the accounting change to the Company's previously reported consolidated balance sheets as of June 30, 2017 and 2016:

	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Assets:
DAC	4,006	4,370	510	482	4,516	4,852
Total Assets	$214,848	$206,978	$510	$482	$215,358	$207,460

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	26,855	26,291	2,701	5,341	29,556	31,632
Current and deferred taxes	3,950	6,415	(767)	(1,700)	3,183	4,715
Total Liabilities	196,963	185,846	1,934	3,641	198,897	189,487

Equity:
Retained Earnings	8,684	10,964	(1,383)	(3,067)	7,301	7,897
Accumulated other comprehensive income (loss)	493	1,608	(41)	(92)	452	1,516
AXA Equitable Equity	14,540	17,892	(1,424)	(3,159)	13,116	14,733
Equity	12,524	20,903	(1,424)	(3,159)	11,100	17,744

Total Liabilities and Equity	$214,848	$206,978	$510	$482	$215,358	$207,460

The following table presents the effects of the accounting change to the Company’s previously reported consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and cash flows for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$924	$(68)	$856	$1,847	$(135)	$1,712
Net derivative gains (losses)	1,655	342	1,997	939	775	1,714
Total revenues	4,509	274	4,783	6,533	640	7,173
Benefits and other deductions:
Policyholders' benefits	1,482	(134)	1,348	2,410	(65)	2,345
Amortization of deferred policy acquisition costs, net	(78)	2	(76)	46	4	50
Total benefits and other deductions	2,725	(132)	2,593	5,323	(61)	5,262
					—
Income (loss) from operations, before income taxes	1,784	406	2,190	1,210	701	1,911
Income tax (expense) benefit	(334)	(142)	(476)	(73)	(245)	(318)
		—			—
Net income (loss)	1,450	264	1,714	1,137	456	1,593

Net income (loss) attributable to AXA Equitable	$1,337	$264	$1,601	$906	$456	$1,362

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,450	$264	$1,714	$1,137	$456	$1,593
Change in unrealized gains (losses), net of reclassification adjustment	314	1	315	458	(35)	423
Other comprehensive income	294	1	295	473	(35)	438
Comprehensive income (loss)	1,744	265	2,009	1,610	421	2,031
Comprehensive income (loss) attributable to AXA Equitable	$1,651	$265	$1,916	$1,610	$421	$2,031

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$886	$(67)	$819	$1,746	$(132)	$1,614
Net derivative gains (losses)	1,540	(797)	743	3,926	(1,859)	2,067
Total revenues	4,328	(864)	3,464	9,265	(1,991)	7,274
Benefits and other deductions:
Policyholders' benefits	1,246	(159)	1,087	2,439	(265)	2,174
Amortization of deferred policy acquisition costs, net	(31)	9	(22)	(9)	18	9
Total benefits and other deductions	2,640	(150)	2,490	5,239	(247)	4,992
		—			—
Income (loss) from operations, before income taxes	1,548	(714)	834	4,026	(1,744)	2,282
Income tax (expense) benefit	(508)	250	(258)	(1,250)	610	(640)

Net income (loss)	1,040	(464)	576	2,776	(1,134)	1,642
	—	—			—
Net income (loss) attributable to AXA Equitable	$949	$(464)	$485	$2,568	$(1,134)	$1,434

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,040	$(464)	$576	$2,776	$(1,134)	$1,642
Change in unrealized gains (losses), net of reclassification adjustment	610	—	610	1,396	(69)	1,327
Other comprehensive income	605	—	605	1,400	(69)	1,331
Comprehensive income (loss)	1,645	(464)	1,181	4,176	(1,203)	2,973
Comprehensive income (loss) attributable to AXA Equitable	$1,557	$(464)	$1,093	$3,968	$(1,203)	$2,765

	Six Months Ended June 30,
	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	2017	2016	2017	2016	2017	2016
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$7,897	$8,896	$(1,839)	$(1,933)	$6,058	$6,963
Net income (loss)	906	2,568	456	(1,134)	1,362	1,434
Retained earnings, end of period	8,684	10,964	(1,383)	(3,067)	7,301	7,897

Accumulated other comprehensive income, beginning of year earnings, beginning of year	7	208	(6)	(23)	1	185
Other comprehensive income (loss)	486	1,400	(35)	(69)	451	1,331
Accumulated other comprehensive income, end of period	493	1,608	(41)	(92)	452	1,516

Total AXA Equitable’s equity, end of period	14,540	17,892	(1,424)	(3,159)	13,116	14,733

Total Equity, End of Period	$17,533	$20,903	$(1,424)	$(3,159)	$16,109	$17,744

	Six Months Ended June 30,
	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	2017	2016	2017	2016	2017	2016
	(in millions)
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,137	$2,776	$456	$(1,134)	$1,593	$1,642
Policy charges and fee income	(1,847)	(1,746)	135	132	(1,712)	(1,614)
Net derivative (gains) loss	(939)	(3,926)	(775)	1,859	(1,714)	(2,067)
Changes in:
Future policy benefits	1,391	1,340	(65)	(265)	1,326	1,075
Deferred Policy Acquisition costs	46	(9)	4	18	50	9
Current and deferred income taxes	(21)	986	245	(610)	224	376
Net cash provided by (used in) operating activities	$(75)	$(385)	$—	$—	$(75)	$(385)

The following table presents the effects of the accounting change to the Company's previously reported consolidated balance sheets as of March 31, 2017 and 2016:

	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Assets:
DAC	3,980	4,446	511	490	4,491	4,936
Total Assets	$209,040	$199,985	$511	$490	$209,551	$200,475

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	25,541	25,485	3,108	4,635	28,649	30,120
Current and deferred taxes	3,489	5,847	(908)	(1,451)	2,581	4,396
Total Liabilities	192,707	179,890	2,200	3,184	194,907	183,074

Equity:
Retained Earnings	7,347	10,516	(1,647)	(2,602)	5,700	7,914
Accumulated other comprehensive income (loss)	179	1,000	(42)	(92)	137	908
AXA Equitable Equity	12,870	16,835	(1,689)	(2,694)	11,181	14,141
Equity	15,916	19,877	(1,689)	(2,694)	14,227	17,183

Total Liabilities and Equity	$209,040	$199,985	$511	$490	$209,551	$200,475

The following table presents the effects of the accounting change to the Company’s previously reported consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and cash flows for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised	As Previously Reported and Adjusted Herein	Impact of Accounting Change	As Revised
	(in millions)
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$925	$(67)	$858	$860	$(65)	$795
Net derivative gains (losses)	(733)	433	(300)	2,386	(1,062)	1,324
Total revenues	2,009	366	2,375	5,077	(1,127)	3,950
Benefits and other deductions:			—			—
Policyholders' benefits	912	69	981	1,193	(106)	1,087
Amortization of deferred policy acquisition costs, net	124	2	126	163	9	172
Total benefits and other deductions	2,581	71	2,652	2,599	(97)	2,502

Income (loss) from operations, before income taxes	(572)	295	(277)	2,478	(1,030)	1,448
Income tax (expense) benefit	260	(103)	157	(742)	361	(381)

Net income (loss)	(312)	192	(120)	1,736	(669)	1,067

Net income (loss) attributable to AXA Equitable	$(430)	$192	$(238)	$1,619	$(669)	$950

Statements of Comprehensive Income (Loss):

Net income (loss)	$(312)	$192	$(120)	$1,736	$(669)	$1,067
Change in unrealized gains (losses), net of reclassification adjustment	144	(36)	108	786	(69)	717
Other comprehensive income	179	(36)	143	795	(69)	726
Comprehensive income (loss)	(133)	156	23	2,531	(738)	1,793
Comprehensive income (loss) attributable to AXA Equitable	$(258)	$156	$(102)	$2,411	$(738)	$1,673

	Three Months Ended March 31,
	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	2017	2016	2017	2016	2017	2016
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$7,777	$8,896	$(1,839)	$(1,933)	$5,938	$6,963
Net income (loss)	(430)	1,619	192	(669)	(238)	950
Retained earnings, end of period	7,347	10,515	(1,647)	(2,602)	5,700	7,913

Accumulated other comprehensive income, beginning of year earnings, beginning of year	7	208	(6)	(23)	1	185
Other comprehensive income (loss)	172	792	(36)	(69)	136	723
Accumulated other comprehensive income, end of period	179	1,000	(42)	(92)	137	908

Total AXA Equitable’s equity, end of period	12,870	16,834	(1,689)	(2,694)	11,181	14,140

Total Equity, End of Period	$15,916	$19,876	$(1,689)	$(2,694)	$14,227	$17,183

	Three Months Ended March 31,
	As Previously Reported and Adjusted Herein		Impact of Accounting Change		As Revised
	2017	2016	2017	2016	2017	2016
	(in millions)
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$(312)	$1,736	$192	$(669)	$(120)	$1,067
Policy charges and fee income	(925)	(860)	67	65	(858)	(795)
Net derivative (gains) loss	733	(2,386)	(433)	1,062	300	(1,324)
Changes in:
Future policy benefits	205	621	69	(106)	274	515
Deferred Policy Acquisition costs	125	22	2	9	127	31
Current and deferred income taxes	(327)	741	103	(361)	(224)	380
Net cash provided by (used in) operating activities	$18	$190	$—	$—	$18	$190

Embedded Derivatives

Reserves for products that have a GMIB feature with a no-lapse guarantee rider GMIBNLG, GIB, GWBL, GMWB or GMAB features are considered embedded derivatives and measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.

Additionally, the Company cedes reinsurance for products with GMIB features where both the GMIB reinsurance contract asset and liability is considered an embedded derivative. The GMIB reinsurance contract assets fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.

Changes in the fair value of embedded derivatives are reported on the statement of income in Derivative gains (losses). Reserves for Guarantee embedded derivatives liabilities and assumed reinsurance contracts are reported in Future policyholders' benefits and other policyholders’ liabilities and the GMIB reinsurance contract asset is reported in a stand alone line in the consolidated balance sheets.

Assumption Updates

2017 Assumption Changes. In third quarter 2017, Company updated its expectation of long-term Separate Accounts volatility used in estimating policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and variable universal life contracts with secondary guarantees. This update decreased policyholders’ benefits by $359 million. In addition, the Company updated the accrual period used to calculate policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and the period over which DAC is amortized. This update increased policyholders’ benefits by $413 million and reduced the Amortization of deferred policy acquisition costs by $14 million. In both the third quarter and nine months ending September 30, 2017, these updates decreased Income (loss) from continuing operations before income taxes and Net income by $40 million and $26 million, respectively.

In the second quarter 2017, the Company updated its expectations of long-term lapse and partial withdrawal behavior for variable annuities with GMDB and GMIB guarantees based on emerging experience. This update increased Policyholders’ benefits by $610 million, increased the GMIB reinsurance contract asset by $1,532 million, decreased Future policyholder benefits and other policyholders’ liabilities by $447 million, decreased the amortization of the deferred cost of reinsurance reported in Other operating costs and expenses by $226 million and decreased the Amortization of deferred policy acquisition costs, net by $32 million. In the nine months ending September 30, 2017, these updates increased Income (loss) from continuing operations before income taxes and Net income by $1,627 million, and $1,058 million, respectively.

2016 Assumption Changes. In third quarter 2016, as part of a planned model conversion, the Company updated the model used to calculate the variable life policyholder benefit reserves. The update aligned the renewal premium modeling used in the variable life benefit reserve calculation with the premium funding assumption used in the DAC and the initial fee liability calculations. In addition, as part of the planned model conversion, the calculation of premium loads resulting from the dynamic premium funding assumption was updated in the model used to calculate the interest sensitive life policyholder benefit reserve. The net impact of these model updates and assumption updates in the third quarter and first nine months of 2016 decreased Policyholders’ benefits by $144 million, increased the Amortization of deferred policy acquisition costs, net by $129 million and increased Policy charges and fee income by $14 million. In the nine months ending September 30, 2016, these model and assumption updates increased Income from continuing operations before income taxes and Net income by approximately $29 million and $19 million, respectively.

In second quarter 2016, the Company updated its mortality assumption for certain VISL products due to favorable mortality experience, which decreased the Amortization of deferred policy acquisition costs, net and decreased the amortization of the initial fee liability reported in Policy charges and fee income by $105 million and $16 million respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption for certain VISL products to reflect lower expected investment yields which increased the Amortization of deferred policy acquisition costs, net and increased the amortization of the initial fee liability reported in Policy charges and fee income by $114 million and $4 million, respectively. In the nine months ending September 30, 2016, these assumption updates decreased Income from continuing operations before income taxes and Net income by approximately $21 million and $14 million, respectively.

In first quarter 2016, the Company raised cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007, which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established.  This COI rate increase was larger than the increase that previously had been anticipated in management’s reserve assumptions.  As a result, management updated the assumption to reflect the actual COI rate increase, which increased Policy charges and fee income by $71 million. In the nine months ending September 30, 2016, this assumption update increased Income from continuing operations before income taxes and Net income by $71 million and $46 million, respectively.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
September 30, 2017:
Fixed Maturity Securities:
Public corporate	$12,429	$748	$39	$13,138	$—
Private corporate	7,069	256	34	7,291	—
U.S. Treasury, government and agency	10,842	473	379	10,936	—
States and political subdivisions	414	67	—	481	—
Foreign governments	369	29	5	393	—
Commercial mortgage-backed	280	8	26	262	1
Residential mortgage-backed(1)	249	16	—	265	—
Asset-backed(2)	30	1	1	30	2
Redeemable preferred stock	457	48	1	504	—
Total Fixed Maturities	32,139	1,646	485	33,300	3
Equity securities	135	—	—	135	—
Total at September 30, 2017	$32,274	$1,646	$485	$33,435	$3
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$12,418	$675	$81	$13,012	$—
Private corporate	6,880	215	55	7,040	—
U.S. Treasury, government and agency	10,739	221	624	10,336	—
States and political subdivisions	432	63	2	493	—
Foreign governments	375	29	14	390	—
Commercial mortgage-backed	415	28	72	371	7
Residential mortgage-backed(1)	294	20	—	314	—
Asset-backed(2)	51	10	1	60	3
Redeemable preferred stock	519	45	10	554	—
Total Fixed Maturities	32,123	1,306	859	32,570	10
Equity securities	113	—	—	113	—
Total at December 31, 2016	$32,236	$1,306	$859	$32,683	$10

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at September 30, 2017 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2017

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,701	$1,723
Due in years two through five	7,349	7,686
Due in years six through ten	9,256	9,530
Due after ten years	12,817	13,300
Subtotal	31,123	32,239
Commercial mortgage-backed securities	280	262
Residential mortgage-backed securities	249	265
Asset-backed securities	30	30
Redeemable preferred stock	457	504
Total	$32,139	$33,300
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the third quarter and first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Proceeds from sales	$1,287	$1,080	$1,822	$2,866
Gross gains on sales	$5	$9	$34	$94
Gross losses on sales	$(2)	$(1)	$(29)	$(47)
Total OTTI	$—	$(10)	$(13)	$(35)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in income (loss)	$—	$(10)	$(13)	$(35)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Balances, beginning of period	$(115)	$(166)	$(190)	$(198)
Previously recognized impairments on securities that matured, paid, prepaid or sold	32	8	120	65
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	(17)
Impairments recognized this period on securities not previously impaired	—	(8)	(13)	(16)
Additional impairments this period on securities previously impaired	—	(2)	—	(2)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at September 30,	$(83)	$(168)	$(83)	$(168)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$—	$19
All other	1,161	428
Equity securities	—	—
Net Unrealized Gains (Losses)	$1,161	$447

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized and all other amounts:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2017	$(6)	$2	$1	$1	$(2)
Net investment gains (losses) arising during the period	(5)	—	—	—	(5)
Reclassification adjustment:
Included in Net income (loss)	11	—	—	—	11
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	(1)	—	(1)
Balance, September 30, 2017	$—	$1	$—	$—	$1
Balance, July 1, 2016	$15	$—	$—	$(6)	$9
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment:
Included in Net income (loss)	1	—	—	—	1
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	—	—	—
Balance, September 30, 2016	$18	$—	$—	$(7)	$11

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(19)	—	—	—	(19)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	3	3
Policyholders’ liabilities	—	—	10	—	10
Balance, September 30, 2017	$—	$1	$—	$—	$1
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	(5)	—	—	—	(5)
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	7	—	—	—	7
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	4	—	4
Balance, September 30, 2016	$18	$—	$—	$(7)	$11

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, July 1, 2017	$1,145	$(172)	$(208)	$(267)	$498
Net investment gains (losses) arising during the period	18	—	—	—	18
Reclassification adjustment:
Included in Net income (loss)	(2)	—	—	—	(2)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	6	—	(11)	(5)
Deferred income taxes	—	—	—	22	22
Policyholders’ liabilities	—	—	(24)	(11)	(35)
Balance, September 30, 2017	$1,161	$(166)	$(232)	$(267)	$496
Balance, July 1, 2016	$3,079	$(266)	$(471)	$(821)	$1,521
Net investment gains (losses) arising during the period	(17)	—	—	—	(17)
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	79	—	—	79
Deferred income taxes	—	—	—	(21)	(21)
Policyholders’ liabilities	—	—	5	(1)	4
Balance, September 30, 2016	$3,062	$(187)	$(466)	$(843)	$1,566

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2017	$428	$(87)	$(189)	$(53)	$99
Net investment gains (losses) arising during the period	705	—	—	—	705
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	28	—	—	—	28
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(79)	—	—	(79)
Deferred income taxes	—	—	—	(214)	(214)
Policyholders’ liabilities	—	—	(43)	—	(43)
Balance, September 30, 2017	$1,161	$(166)	$(232)	$(267)	$496
Balance, January 1, 2016	$674	$(131)	$(230)	$(110)	$203
Net investment gains (losses) arising during the period	2,417	—	—	—	2,417
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(29)	—	—	—	(29)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(56)	—	8	(48)
Deferred income taxes	—	—	—	(755)	(755)
Policyholders’ liabilities	—	—	(236)	14	(222)
Balance, September 30, 2016	$3,062	$(187)	$(466)	$(843)	$1,566

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 577 issues at September 30, 2017 and the 794 issues at December 31, 2016 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2017:
Fixed Maturity Securities:
Public corporate	$1,207	$15	$752	$24	$1,959	$39
Private corporate	739	11	467	23	1,206	34
U.S. Treasury, government and agency	1,354	53	3,048	326	4,402	379
States and political subdivisions	—	—	—	—	—	—
Foreign governments	13	—	59	5	72	5
Commercial mortgage-backed	49	4	137	22	186	26
Residential mortgage-backed	7	—	13	—	20	—
Asset-backed	1	—	9	1	10	1
Redeemable preferred stock	50	—	12	1	62	1
Total	$3,420	$83	$4,497	$402	$7,917	$485
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$2,455	$75	$113	$6	$2,568	$81
Private corporate	1,483	38	277	17	1,760	55
U.S. Treasury, government and agency	5,356	624	—	—	5,356	624
States and political subdivisions	—	—	18	2	18	2
Foreign governments	73	3	49	11	122	14
Commercial mortgage-backed	66	5	171	67	237	72
Residential mortgage-backed	47	—	4	—	51	—
Asset-backed	4	—	8	1	12	1
Redeemable preferred stock	218	9	12	1	230	10
Total	$9,702	$754	$652	$105	$10,354	$859
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2017 and December 31, 2016 were $178 million and $169 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2017 and December 31, 2016, respectively, approximately $1,523 million and $1,574 million, or 4.7% and 4.9%, of the $32,139 million and $32,123 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $10 million and $28 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, respectively, the $402 million and $105 million of gross unrealized losses of twelve months or more were concentrated in corporate, U.S. Treasury, government and agency and commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either September 30, 2017 or 2016. At September 30, 2017 and

December 31, 2016, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At September 30, 2017, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $1 million.
For the third quarter and first nine months of 2017 and 2016, investment income is shown net of investment expenses of $31 million, $40 million, $16 million and $47 million respectively.
At September 30, 2017 and December 31, 2016, respectively, the fair values of the Company's trading account securities were $12,053 million and $9,134 million, respectively. Also at September 30, 2017 and December 31, 2016, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $49 million and $63 million and costs of $31 million and $46 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the third quarter and first nine months of 2017 and 2016:

Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$45	$7	$153	$126
Net investment gains (losses) recognized on securities sold during the period	10	1	35	(9)
Unrealized and realized gains (losses) on trading securities arising during the period	55	8	188	117
Interest and dividend income from trading securities	54	34	143	82
Net investment income (loss) from trading securities	$109	$42	$331	$199
Mortgage Loans
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2017 and December 31, 2016, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $34 million, respectively.
Troubled Debt Restructurings
During second quarter 2017, the Company sold the property previously considered a TDR mortgage loan. As of September 30, 2017, no mortgage loan on the Company balance sheet was considered a TDR.

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for commercial mortgage loans for the first nine months of 2017 and 2016 was as follows:

	2017	2016
Allowance for credit losses:	(in millions)
Beginning balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	(2)
Provision	—	4
Ending balance, September 30,	$8	$8

September 30, Individually Evaluated for Impairment	$8	$8
There were no allowances for credit losses for agricultural mortgage loans for the first nine months of 2017 and 2016.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at September 30, 2017 and December 31, 2016, before adjustments for valuation allowance. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
September 30, 2017

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$741	$—	$313	$74	$—	$—	$1,128
50% - 70%	4,094	555	1,048	416	146	—	6,259
70% - 90%	170	—	196	254	50	—	670
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,005	$555	$1,584	$744	$196	$—	$8,084
Agricultural Mortgage Loans(1)
0% - 50%	$270	$141	$297	$504	$300	$33	$1,545
50% - 70%	118	56	213	334	210	49	980
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$388	$197	$510	$842	$510	$82	$2,529
Total Mortgage Loans(1)
0% - 50%	$1,011	$141	$610	$578	$300	$33	$2,673
50% - 70%	4,212	611	1,261	750	356	49	7,239
70% - 90%	170	—	196	258	50	—	674
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,393	$752	$2,094	$1,586	$706	$82	$10,613

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2016

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$738	$95	$59	$56	$—	$—	$948
50% - 70%	3,217	430	673	1,100	76	—	5,496
70% - 90%	282	65	229	127	28	46	777
90% plus	—	—	28	15	—	—	43
Total Commercial Mortgage Loans	$4,237	$590	$989	$1,298	$104	$46	$7,264
Agricultural Mortgage Loans(1)
0% - 50%	$254	$138	$296	$468	$286	$49	$1,491
50% - 70%	141	57	209	333	219	45	1,004
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$395	$195	$507	$805	$505	$94	$2,501
Total Mortgage Loans(1)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2017 and December 31, 2016, respectively, before adjustments for valuation allowance.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(in millions)
September 30, 2017
Commercial	$—	$—	$—	$—	$8,084	$8,084	$—
Agricultural	3	15	27	45	2,484	2,529	27
Total Mortgage Loans	$3	$15	$27	$45	$10,568	$10,613	$27
December 31, 2016
Commercial	$—	$—	$—	$—	$7,264	$7,264	$—
Agricultural	9	2	6	17	2,484	2,501	6
Total Mortgage Loans	$9	$2	$6	$17	$9,748	$9,765	$6

The following table provides information regarding impaired mortgage loans at September 30, 2017 and December 31, 2016, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(in millions)
September 30, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$1
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$1
December 31, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$22	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$22	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$48	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$48	$2

(1)	Represents a four-quarter average of recorded amortized cost.
Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan ("DUP") approved by the NYDFS. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps, equity options credit and foreign exchange derivatives as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.
Derivatives utilized to hedge exposure to Variable Annuities with GMxB Features
The Company has issued and continues to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”), including guaranteed minimum living benefits (“GMLBs”) (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits (“GMDBs”) (inclusive of return of premium death benefit guarantees). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features' benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.
From time to time the Company maintains an economic hedge program that uses interest rate swaps to partially protect the overall profitability of future variable annuity sales against declining interest rates.
Derivatives utilized to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers without any basis risk due to market exposures, thereby substantially reducing any exposure to market-related earnings volatility.

Derivatives used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

The Company purchased 30-year TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At September 30, 2017 and December 31, 2016, the Company’s unrealized gains (losses) related to this program were $97 million and $97 million, respectively, and reported in AOCI.
The Company implemented a strategy to hedge a portion of the credit exposure in its General Account investment portfolio by buying protection through a swap. These are swaps on the “super senior tranche” of the investment grade CDX index. Under the terms of these swaps, the Company pays quarterly fixed premiums that, together with any initial amount paid or received at trade inception, serve as premiums paid to hedge the risk arising from multiple defaults of bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program the Company derecognized approximately $2,220 million U.S. Treasury securities for which the Company received proceeds of approximately $2,126 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At September 30, 2017, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $2,090 million. Reported in Other invested assets in the Company's balance sheet at September 30, 2017 is approximately $(8) million, representing the fair value of the total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At September 30, 2017			Gains (Losses) Reported In Net Income (Loss) Nine Months Ended September 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$3,858	$1	$1	$(512)
Swaps	4,289	—	162	(596)
Options	16,294	2,760	1,243	831
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	19,889	272	243	523
Futures	9,133	—	—	28
Credit contracts:(1)
Credit default swaps	3,156	35	5	16
Other freestanding contracts:(1)
Foreign currency contracts	1,262	17	9	(40)
Margin	—	46	—	—
Collateral	—	16	1,442	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,933	—	537
GMxB derivative features liability(2,4)	—	—	4,375	1,151
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,437	(562)

Total	$57,881	$14,080	$8,917	$1,376

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

	At December 31, 2016			Gains (Losses) Reported In Net Earnings (Loss) September 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,086	$1	$1	$(581)
Swaps	3,529	13	67	(193)
Options	11,465	2,114	1,154	435
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,933	246	1,163	1,460
Futures	6,926	—	—	(23)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,757	20	15	9
Other freestanding contracts:(1)
Foreign currency contracts	730	52	6	(13)
Margin	—	113	6	—
Collateral	—	713	748	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,309	—	2,576
GMxB derivative features liability(2,4)	—	—	5,289	(1,712)
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	875	(341)

Total	$50,926	$13,592	$9,324	$1,621

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts
All outstanding equity-based and treasury futures contracts at September 30, 2017 are exchange-traded and net settled daily in cash. At September 30, 2017, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $124 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $16 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million.
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
ISDA Master Agreements
Netting Provisions. The standardized ISDA Master Agreement under which the Company conducts its OTC derivative transactions includes provisions for payment netting. In the normal course of business activities, if there is more than one derivative transaction with a single counterparty, the Company will set-off the cash flows of those derivatives into a single amount to be exchanged in settlement of the resulting net payable or receivable with that counterparty. In the event of default, insolvency, or other similar event pre-defined under the ISDA Master Agreement that would result in termination of OTC derivatives transactions before their maturity, netting procedures would be applied to calculate a single net payable or receivable with the counterparty.
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
At September 30, 2017 and December 31, 2016, respectively, the Company held $1,429 million and $35 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at September 30, 2017 and December 31, 2016, respectively, were $14 million and $128 million, for which the Company posted collateral of $14 million and $131 million at September 30, 2017 and December 31, 2016, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At September 30, 2017 and December 31, 2016, there were no balances outstanding under reverse repurchase transactions. At September 30, 2017 and December 31, 2016, the balance outstanding under securities repurchase transactions was $1,837 million and $1,996 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 11.
The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2017.

Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$2,761	$1,406	$1,355
Interest rate contracts	272	243	29
Credit contracts	35	5	30
Currency	17	9	8
Margin	46	—	46
Collateral	16	1,442	(1,426)
Total Derivatives, subject to an ISDA Master Agreement	3,147	3,105	42
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,147	3,105	42
Other financial instruments	2,473	—	2,473
Other invested assets	$5,620	$3,105	$2,515
Securities purchased under agreement to resell	$—	$—	$—
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,406	$1,406	$—
Interest rate contracts	243	243	—
Credit contracts	5	5	—
Currency	9	9	—
Margin	—	—	—
Collateral	1,442	1,442	—
Total Derivatives, subject to an ISDA Master Agreement	3,105	3,105	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,105	3,105	—
Other financial liabilities	2,869	—	2,869
Other liabilities	$5,974	$3,105	$2,869
Securities sold under agreement to repurchase(3)	$1,830	$—	$1,830

(1)	Excludes $1.8 million of derivative assets of consolidated VIEs and VOEs in the Investment Management segment.

(2)	Excludes $2.8 million of derivative liabilities of consolidated VIEs and VOEs in the Investment Management segment.

(3)	Excludes expense of $7 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2017.
Collateral Amounts Offset in the Consolidated Balance Sheets
At September 30, 2017

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS:(1)
Total derivatives	$1,423	$—	$(1,381)	$42
Other financial instruments	2,473	—	—	2,473
Other invested assets	$3,896	$—	$(1,381)	$2,515
Securities purchased under agreement to resell	$—	$—	$—	$—
LIABILITIES:(2)
Securities sold under agreement to repurchase(3)	$1,830	$(1,894)	$—	$(64)

(1)	Excludes Investment Management segment’s derivative assets of consolidated VIEs.

(2)	Excludes Investment Management segment’s derivative liabilities of consolidated VIEs.

(3)	Excludes expense of $7 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at September 30, 2017.

Repurchase Agreement Accounted for as Secured Borrowings

	At September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,830	$—	$—	$1,830
Total	$—	$1,830	$—	$—	$1,830
Securities purchased under agreement to resell
Corporate securities	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

(1)	Excludes expense accrual of $7 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s offsetting financial assets and liabilities and derivative instruments at December 31, 2016.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$2,129	$1,220	$909
Interest rate contracts	253	1,163	(910)
Credit contracts	20	15	5
Currency	52	6	46
Margin	113	6	107
Collateral	713	748	(35)
Total Derivatives, subject to an ISDA Master Agreement	3,280	3,158	122
Total Derivatives, not subject to an ISDA Master Agreement	4	—	4
Total Derivatives	3,284	3,158	126
Other financial instruments	2,100	—	2,100
Other invested assets	$5,384	$3,158	$2,226
Securities purchased under agreement to resell	$—	$—	$—
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,220	$1,220	$—
Interest rate contracts	1,163	1,163	—
Credit contracts	15	15	—
Currency	6	6	—
Margin	6	6	—
Collateral	748	748	—
Total Derivatives, subject to an ISDA Master Agreement	3,158	3,158	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,158	3,158	—
Other financial liabilities	2,108	—	2,108
Other liabilities	$5,266	$3,158	$2,108
Securities sold under agreement to repurchase(3)	$1,992	$—	$1,992

(1)	Excludes $1.8 million of derivative assets of consolidated VIEs and VOEs in the Investment Management segment.

(2)	Excludes $2.1 million of derivative liabilities of consolidated VIEs and VOEs in the Investment Management segment.

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2016.
Collateral Amounts Offset in the Consolidated Balance Sheets
At December 31, 2016

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS:(1)
Total Derivatives	$54	$—	$71	$125
Other financial instruments	2,067	—	—	2,067
Other invested assets	$2,121	$—	$71	$2,192
Securities purchased under agreement to resell	$—	$—	$—	$—
LIABILITIES(2)
Securities sold under agreement to repurchase(3)	$1,992	$(1,986)	$(2)	$4

(1)	Excludes Investment Management segment’s derivative assets of consolidated VIEs.

(2)	Excludes Investment Management segment’s derivative liabilities of consolidated VIEs.

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2016.

Repurchase Agreement Accounted for as Secured Borrowings

	At December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,992	$—	$—	$1,992
Total	$—	$1,992	$—	$—	$1,992

(1)	Excludes expense of $4 million in securities sold under agreement to repurchase.

4)	CLOSED BLOCK
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
Summarized financial information for the Closed Block follows:

	September 30, 2017	December 31, 2016
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,016	$7,179
Policyholder dividend obligation	43	52
Other liabilities	301	43
Total Closed Block liabilities	7,360	7,274
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,951 and $3,884)	4,126	4,025
Mortgage loans on real estate	1,804	1,623
Policy loans	795	839
Cash and other invested assets	316	444
Other assets	173	181
Total assets designated to the Closed Block	7,214	7,112
Excess of Closed Block liabilities over assets designated to the Closed Block	146	162
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $(43) and $(52)	142	100
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$288	$262

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
REVENUES:
Premiums and other income	$52	$55	$167	$177
Net investment income (loss)	82	96	244	270
Net investment gains (losses)	(2)	—	(18)	1
Total revenues	132	151	393	448
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	132	131	416	404
Other operating costs and expenses	1	1	2	3
Total benefits and other deductions	133	132	418	407
Net revenues (loss) before income taxes	(1)	19	(25)	41
Income tax (expense) benefit	1	(7)	9	(15)
Net Revenues (Losses)	$—	$12	$(16)	$26
Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Balances, beginning of year	$52	$81
Unrealized investment gains (losses), net of DAC	(9)	135
Balances, End of Period	$43	$216

5)	INSURANCE LIABILITIES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the GMDB and GMIB liabilities without NLG, before reinsurance ceded, reflected in the Consolidated Balance Sheet in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2017	$3,165	$3,872	$7,037
Paid guarantee benefits	(272)	(102)	(374)
Other changes in reserve	1,083	847	1,930
Balance at September 30, 2017	$3,976	$4,617	$8,593
Balance at January 1, 2016	$2,991	$3,889	$6,880
Paid guarantee benefits	(280)	(249)	(529)
Other changes in reserve	478	903	1,381
Balance at September 30, 2016	$3,189	$4,543	$7,732
The following table summarizes the ceded GMDB liabilities, reflected in the Consolidated Balance Sheet in amounts due to reinsurers:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Balance, beginning of year	$1,558	$1,430
Paid guarantee benefits	(132)	(137)
Other changes in reserve	555	253
Balance, End of Period	$1,981	$1,546
The liability for the GMxB derivative features and the liability for SCS, SIO, MSO and IUL indexed features are considered embedded or freestanding insurance derivatives and are reported at fair value. Summarized in the table below are the fair values of these liabilities at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In Millions)

GMIBNLG (1)	$4,289	$5,125
SCS,MSO, IUL features (2)	1,437	875
GWBL/GMWB(1)	85	114
GIB(1)	(6)	30
GMAB(1)	8	20
Total Embedded derivatives liability(1)	$5,813	$6,164

GMIB reinsurance contract asset (3)	$10,933	$10,309

(1)	Reported in Future policyholders' benefits and other policyholders' liabilities in the Consolidated Balance Sheets.

(2)	Reported in Policyholders' account balances in the Consolidated Balance Sheets.

(3)	Reported in GMIB reinsurance contract asset in the Consolidated Balance Sheets.

The September 30, 2017 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$13,860	$112	$67	$207	$14,246
Separate Accounts	$44,277	$9,375	$3,479	$35,272	$92,403
Net amount at risk, gross	$180	$64	$2,059	$15,775	$18,078
Net amount at risk, net of amounts reinsured	$180	$44	$1,403	$6,556	$8,183
Average attained age of contractholders	51.4	66.2	72.8	68.1	55.3
Percentage of contractholders over age 70	9.6%	39.4%	62.4%	45.6%	18.0%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$24	$303	$327
Separate Accounts	N/A	N/A	$20,382	$40,687	$61,069
Net amount at risk, gross	N/A	N/A	$982	$6,655	$7,637
Net amount at risk, net of amounts reinsured	N/A	N/A	$297	$1,649	$1,946
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.9	1.0
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At September 30, 2017, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.7% and 51.1%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 17.2% and 57.3%, respectively, of its current liability exposure resulting from the GMIB feature.
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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2017	December 31, 2016
	(in millions)
GMDB:
Equity	$75,751	$69,625
Fixed income	2,288	2,483
Balanced	14,056	14,434
Other	308	348
Total	$92,403	$86,890
GMIB:
Equity	$49,177	$45,931
Fixed income	1,602	1,671
Balanced	10,148	10,097
Other	142	149
Total	$61,069	$57,848
C) Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features
Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At September 30, 2017, the total account value and net amount at risk of the hedged variable annuity contracts were $54,712 million and $7,195 million, respectively, with the GMDB feature and $41,146 million and $2,866 million, respectively, with the GMIB and GIB feature.
These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net investment income (loss) in the period in which they occur, and may contribute to income (loss) volatility.
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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2017	$1,208	$(619)	$589
Paid Guaranteed Benefits	—	—	—
Other changes in reserves	216	(70)	146
Balance at September 30, 2017	$1,424	$(689)	$735
Balance at January 1, 2016	$1,155	$(519)	$636
Other changes in reserves	(29)	(82)	(111)
Balance at September 30, 2016	$1,126	$(601)	$525
E) Loss Recognition Testing

After the initial establishment of reserves, loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC is first written off, and thereafter a premium deficiency reserve is established by a charge to income.

In 2017 and 2016, we determined that we had a loss recognition in certain of our variable interest sensitive life insurance products due to low interest rates. As of September 30, 2017 and December 31, 2016, we wrote off $134 million and $308 million, respectively, of the DAC balance through accelerated amortization.

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. These adjustments result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, based on changes in net unrealized investment (gains) losses, these adjustments may reverse from period to period. In 2017 and 2016, due primarily to the decline in interest rates increasing unrealized investments gains, we wrote-off $78 million and $22 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, of our DAC balance, and a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $147 million and $41 million as of September 30, 2017 and December 31, 2016, respectively, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income (loss).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, equity real estate held for production of income, and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2017 and December 31, 2016, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$13,052	$87	$13,139
Private Corporate	—	6,231	1,059	7,290
U.S. Treasury, government and agency	—	10,936	—	10,936
States and political subdivisions	—	440	41	481
Foreign governments	—	393	—	393
Commercial mortgage-backed	—	14	248	262
Residential mortgage-backed(1)	—	265	—	265
Asset-backed(2)	—	22	8	30
Redeemable preferred stock	180	323	1	504
Subtotal	180	31,676	1,444	33,300
Other equity investments	4	—	1	5
Trading securities	481	11,572	—	12,053
Other invested assets:
Short-term investments	—	770	—	770
Assets of consolidated VIEs/VOEs	670	130	2	802
Swaps	—	(125)	—	(125)
Credit Default Swaps	—	30	—	30
Options	—	1,517	—	1,517
Subtotal	670	2,322	2	2,994
Cash equivalents	3,271	—	—	3,271
Segregated securities	—	789	—	789
GMIB reinsurance contract asset	—	—	10,933	10,933
Separate Accounts’ assets	115,810	2,918	337	119,065
Total Assets	$120,416	$49,277	$12,717	$182,410
Liabilities
GMxB derivative features’ liability	$—	$—	$4,375	$4,375
SCS, SIO, MSO and IUL indexed features’ liability	—	1,437	—	1,437
Liabilities of consolidated VIEs/VOEs	584	3	—	587
Contingent payment arrangements	—	—	12	12
Total Liabilities	$584	$1,440	$4,387	$6,411

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2016

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$12,984	$28	$13,012
Private Corporate	—	6,223	817	7,040
U.S. Treasury, government and agency	—	10,336	—	10,336
States and political subdivisions	—	451	42	493
Foreign governments	—	390	—	390
Commercial mortgage-backed	—	22	349	371
Residential mortgage-backed(1)	—	314	—	314
Asset-backed(2)	—	36	24	60
Redeemable preferred stock	218	335	1	554
Subtotal	218	31,091	1,261	32,570
Other equity investments	3	—	5	8
Trading securities	478	8,656	—	9,134
Other invested assets:
Short-term investments	—	574	—	574
Assets of consolidated VIEs	342	205	6	553
Swaps	—	(925)	—	(925)
Credit Default Swaps	—	5	—	5
Options	—	960	—	960
Floors	—	11	—	11
Subtotal	342	830	6	1,178
Cash equivalents	1,529	—	—	1,529
Segregated securities	—	946	—	946
GMIB reinsurance contract asset	—	—	10,309	10,309
Separate Accounts’ assets	108,085	2,818	313	111,216
Total Assets	$110,655	$44,341	$11,894	$166,890
Liabilities:
GMxB derivative features’ liability	$—	$—	$5,289	$5,289
SCS, SIO, MSO and IUL indexed features’ liability	—	875	—	875
Liabilities of consolidated VIEs/VOEs	248	2	—	250
Foreign currency contracts	—	—	—	—
Contingent payment arrangements	—	—	18	18
Total Liabilities	$248	$877	$5,307	$6,432

(1)	Includes publicly-traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At September 30, 2017 and December 31, 2016, respectively, the fair value of public fixed maturities was approximately $25,492 million and $24,918 million or approximately 14.9% and 16.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At September 30, 2017 and December 31, 2016, respectively, the fair value of private fixed maturities was approximately $7,808 million and $7,652 million or approximately 4.6% and 4.9% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at September 30, 2017 and December 31, 2016, respectively, the net fair value of freestanding derivative positions was approximately $1,422 million and $51 million or approximately 47.5% and 8.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including OIS curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If, as a result, it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At September 30, 2017 and December 31, 2016, respectively, investments classified as Level 1 comprise approximately 70.5% and 71.1% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At September 30, 2017 and December 31, 2016, respectively, investments classified as Level 2 comprise approximately 28.4% and 27.9% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2017 and December 31, 2016, respectively, approximately $282 million and $340 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain Company products such as the SCS and EQUI-VEST variable annuity products and the IUL product, as well as the MSO feature available in some life contracts, offer investment options that permit the contract owner to participate in the performance of an index, ETF or commodity price.  These investment options (depending on the product and index selected) can have 1, 3 or 5 year terms and permit participation in the index, ETF or commodity price up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETFs or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.
At September 30, 2017 and December 31, 2016, respectively, investments classified as Level 3 comprised approximately 1.1% and 1.0% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2017 and December 31, 2016, respectively, were approximately $100 million and $111 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $256 million and $373 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2017 and December 31, 2016, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIBNLG, feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base.  The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base.  The GMAB feature increases the contract account value at the end of a specified period to a GMAB base.  The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
Level 3 also includes the GMIB reinsurance contract asset and liabilities which are accounted for as derivative contracts.  The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to Guarantee embedded derivative features over a range of market-consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity separate account funds.  The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements.  Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset and liabilities to reflect change in the claims-paying ratings of counterparties. Equity and fixed income volatilities were modeled to reflect current market volatilities.  Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $97 million and $139 million at September 30, 2017 and December 31, 2016, respectively, to recognize incremental counterparty nonperformance risk.
In the first nine months of 2017, AFS fixed maturities with fair values of $7 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $6 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at September 30, 2017.
In the first nine months of 2016, AFS fixed maturities with fair values of $50 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with Fair Value of $29 million were transferred from Level 2 into the Level 3 classification. During the third quarter 2016, one of AB’s private securities went public and, due to a trading restriction period, $24 million was transferred from a Level 3 to a Level 2 classification. These transfers in the aggregate represent approximately 0.5% of total equity at September 30, 2016.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2017 and 2016:

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, July 1, 2017	$1,068	$42	$—	$290	$12
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	2	—	—	—	—
Investment gains (losses), net	—	—	—	(9)	—
Subtotal	2	—	—	(9)	—
Other comprehensive income (loss)	6	—	—	8	(3)
Purchases	196	—	—	—	—
Sales	(119)	(1)	—	(40)	(1)
Settlements	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—
Transfers out of Level 3(1)	(7)	—	—	(1)	—
Balance, September 30, 2017	$1,146	$41	$—	$248	$8
Balance, July 1, 2016	$495	$45	$—	$402	$26
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	1	—
Investment gains (losses), net	1	—	—	(12)	—
Subtotal	1	—	—	(11)	—
Other comprehensive income (loss)	(2)	—	—	10	(1)
Purchases	256	—	—	—	—
Sales	(21)	(1)	—	(21)	—
Transfers into Level 3(1)	11	—	—	—	—
Transfers out of Level 3(1)	(1)	—	—	(6)	—
Balance, September 30, 2016	$739	$44	$—	$374	$25

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2017	$845	$42	$—	$349	$24
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	6	—	—	1	—
Investment gains (losses), net	—	—	—	(29)	15
Subtotal	6	—	—	(28)	15
Other comprehensive income (loss)	—	—	—	27	(10)
Purchases	518	—	—	—	—
Sales	(224)	(1)	—	(99)	(20)
Settlements	—	—	—	—	—
Transfers into Level 3(1)	6	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(1)	(1)
Balance, September 30, 2017	$1,146	$41	$—	$248	$8
Balance, January 1, 2016	$420	$45	$1	$503	$40
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	(1)	—	—	1	—
Investment gains (losses), net	1	—	—	(36)	—
Subtotal	—	—	—	(35)	—
Other comprehensive income (loss)	8	—	—	(1)	1
Purchases	399	—	—	—	—
Sales	(89)	(1)	—	(81)	(7)
Transfers into Level 3(1)	29	—	—	—	—
Transfers out of Level 3(1)	(28)	—	(1)	(12)	(9)
Balance, September 30, 2016	$739	$44	$—	$374	$25

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, July 1, 2017	$1	$8	$11,290	$333	$(4,606)	$17
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(4)	—	4	—	—
Net derivative gains (losses)	—	—	(368)	—	208	—
Subtotal	—	(4)	(368)	4	208	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	55	1	23	—
Sales(4)	—	(1)	(44)	—	—	—
Settlements(5)	—	—	—	(1)	—	(5)
Activity related to consolidated VIEs	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2017	$1	$3	$10,933	$337	$(4,375)	$12
Balance, July 1, 2016	$—	$18	$13,311	$307	$(7,286)	$31
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	7	—	—
Net derivative gains (losses)	—	—	(79)	—	187	—
Subtotal	—	—	(79)	7	187	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	57	3	1	11
Sales(4)	—	—	(176)	—	—	—
Settlements(5)	—	—	—	(1)	—	(24)
Activity related to consolidated VIEs	—	15	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(24)	—	(1)	—	—
Balance, September 30, 2016	$—	$9	$13,113	$315	$(7,098)	$18

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2017	$1	$11	$10,309	$313	$(5,289)	$18
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(4)	—	22	—	—
Net derivative gains (losses)	—	—	537	—	1,151	—
Subtotal	—	(4)	537	22	1,151	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	5	166	7	(237)	—
Sales(4)	—	(3)	(79)	(2)	—	—
Settlements(5)	—	—	—	(4)	—	(6)
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2017	$1	$3	$10,933	$337	$(4,375)	$12
Balance, January 1, 2016	$—	$17	$10,578	$313	$(5,150)	$31
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	19	—	—
Net derivative gains (losses)	—	—	2,576	—	(1,712)	—
Subtotal	—	(1)	2,576	19	(1,712)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	166	12	(236)	11
Sales(4)	—	—	(207)	—	—	—
Settlements(5)	—	—	—	(6)	—	(24)
Activity related to consolidated VIEs	—	17	—	—	—	—
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(24)	—	(24)	—	—
Balance, September 30, 2016	$—	$9	$13,113	$315	$(7,098)	$18

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	Includes Level 3 amounts for Trading securities and consolidated VIE investments.

(3)	For the GMIB reinsurance contract asset and GWBL and other features reserves, represents premiums.

(4)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GWBL and other features reserves represents benefits paid.

(5)	For contingent payment arrangements, it represents change in estimates.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2017 and 2016 by category for Level 3 assets and liabilities still held at September 30, 2017 and 2016, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Third Quarter 2017
Held at September 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$4
Commercial mortgage-backed	—	—	9
Asset-backed	—	—	(2)
Subtotal	$—	$—	$11
GMIB reinsurance contracts	—	(368)	—
Separate Accounts’ assets(1)	4	—	—
GMxB derivative features' liability	—	208	—
Total	$4	$(160)	$11
Level 3 Instruments
Third Quarter 2016
Held at September 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	—	—	10
Asset-backed	—	—	(1)
Subtotal	$—	$—	$9
GMIB reinsurance contracts	—	(79)	—
Separate Accounts’ assets(1)	6	—	—
GMxB derivative features' liability	—	187	—
Total	$6	$108	$9

	Income (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	OCI

Level 3 Instruments
First Nine Months of 2017
Held at September 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	—	—	26
Asset-backed	—	—	(9)
Subtotal	$—	$—	$17
GMIB reinsurance contracts	—	537	—
Separate Accounts’ assets(1)	22	—	—
GMxB derivative features' liability	—	1,151	—
Total	$22	$1,688	$17
Level 3 Instruments
First Nine Months of 2016
Held at September 30, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$9
State and political subdivisions	—	—	1
Commercial mortgage-backed	—	—	(6)
Asset-backed	—	—	1
Subtotal	$—	$—	$5
GMIB reinsurance contracts	—	2,576	—
Separate Accounts’ assets(1)	19	—	—
GMxB derivative features' liability	—	(1,712)	—
Total	$19	$864	$5

(1)	There is an investment expense that offsets this investment gain (loss).

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$41	Matrix pricing model	Spread over the industry-specific benchmark yield curve	100 bps - 565 bps	173 bps
	779	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	5.1x- 27.3x 7.2%-17.0% 9.0x- 17.7x	12.2x 11.2% 13.1x
Separate Accounts’ assets	318	Third party appraisal	Capitalization rate	4.6%
			Exit capitalization rate	5.7%
			Discount rate	6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve	243 bps
			Discount factor	4.0%
GMIB reinsurance contract asset	10,933	Discounted cash flow	Lapse Rates	1.0%- 6.3%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 16.0%
			Non-performance risk	5 bps - 10 bps
			Volatility rates - Equity	10.0% - 30.0%
Liabilities:
GMIBNLG	4,289	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Annuitization NLG Forfeiture Rates Long-term equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	85	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 10.0% - 30.0%
GIB	(6)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 30.0%
GMAB	8	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 10.0% - 30.0%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$55	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 565 bps	143 bps
	636	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	4.3x-25.6x 7.0% - 17.8% 14.0x - 16.5x	11.7x 11.4% 15.6x
Asset-backed	2	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps
Separate Accounts’ assets	295	Third party appraisal	Capitalization rate	4.8%
			Exit capitalization rate	5.7%
			Discount rate	6.6%
	3	Discounted cash flow	Spread over U.S. Treasury curve	273 bps - 512 bps	283 bps
			Discount factor	1.1% - 7.0%	4.3%
GMIB reinsurance contract asset	10,309	Discounted Cash flow	Lapse Rates	1.5% - 5.7%
			Withdrawal Rates	0.0% - 8.0%
			GMIB Utilization Rates	0.0% - 16.0%
			Non-performance risk	5 bps - 17 bps
			Volatility rates - Equity	11.0%- 38.0%
Liabilities:
GMIBNLG	5,125	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Annuitization NLG Forfeiture Rates Long-term equity Volatility	1.1% 1.2% - 26.2% 0.0% - 8.0% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	114	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	1.0% - 5.7% 0.0% - 7.0% 100% after delay 9.0% - 35.0%
GIB	30	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	1.0% - 5.7% 0.0% - 8.0% 100% after delay 9.0% - 35.0%
GMAB	20	Discounted cash flow	Lapse Rates Volatility rates - Equity	1.0% - 11.0% 9.0% - 35.0%
Excluded from the tables above at September 30, 2017 and December 31, 2016, are approximately $645 million and $594 million, respectively, of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 36.2% and 37.5% of total assets classified as Level 3 at September 30, 2017 and December 31, 2016, respectively, and represent only 0.4% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at September 30, 2017 and December 31, 2016, respectively, are approximately $820 million and $691 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 71.6% and 81.8% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2017 and December 31, 2016, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2017 and December 31, 2016, are approximately 0.0% and 8.3%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Assets of VIEs and VOEs classified as Level 3 securities primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Separate Accounts’ assets classified as Level 3 in the table at September 30, 2017 and December 31, 2016, primarily consist of a private real estate fund with a fair value of approximately $318 million and $295 million, a private equity investment with a fair value of approximately $0 million and $1 million and mortgage loans with fair value of approximately $1 million and $2 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are a gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $12 million and $6 million at September 30, 2017 and $12 million and $3 million at December 31, 2016, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using the Company's data. Validations of unobservable inputs are performed to the extent the Company has experience. When an input is changed the model is updated and the results of each step of the model are analyzed for reasonableness.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.

Fair value measurement of the GMIB reinsurance contract asset includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset and liabilities.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for Non-performance risk and NLG forfeiture rates.  NLG forfeiture rates are caused by excess withdrawals above the annual GMIB benefit accrual rate that cause the NLG to expire.   Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $12 million and $18 million at September 30, 2017 and December 31, 2016, respectively) were valued using projected AUM growth rates with a weighted average of 18.0% for one acquisition and revenue growth rates and discount rates ranging from 4.0% to 31.0% and 1.4% to 6.4%, respectively, for the three acquisitions.
The carrying values and fair values at September 30, 2017 and December 31, 2016 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2017:
Mortgage loans on real estate	$10,605	$—	$—	$10,686	$10,686
Loans to affiliates	703	—	772	—	772
Policyholders’ liabilities: Investment contracts	2,122	—	—	2,236	2,236
Funding Agreements	2,715	—	2,727	—	2,727
Policy loans	3,322	—	—	4,220	4,220
Short-term debt	500	—	500	—	500
Separate Account Liabilities	7,083	—	—	7,083	7,083
December 31, 2016:
Mortgage loans on real estate	$9,757	$—	$—	$9,608	$9,608
Loans to affiliates	703	—	775	—	775
Policyholders’ liabilities: Investment contracts	2,226	—	—	2,337	2,337
Funding Agreements	2,255	—	2,202	—	2,202
Policy loans	3,361	—	—	4,257	4,257
Short-term debt	513	—	513	—	513
Separate Account Liabilities	6,194	—	—	6,194	6,194
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
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies deferred annuities and certain annuities, which are included in Policyholder’s account balances are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and FHLBNY funding agreements and escrow shield plus product policyholders’ account balances are held at book value.

7)	SHARE-BASED COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AB also sponsors its own unit option plans for certain of its employees.
Compensation costs for the third quarter and first nine months of 2017 and 2016 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Performance Shares	$2,630	$2,953	$15,588	$14,774
Stock Options	350	110	1,088	825
AB Stock Options	—	200	—	200
AB Restricted Units	5,600	1,200	26,900	6,400
Other compensation plans(1)	1,518	154	1,546	(759)
Total Compensation Expenses	$10,098	$4,617	$45,122	$21,440

(1)	Other compensation plans include Restricted Stock, Stock Appreciation Rights and AXA Miles.
Performance Shares
2017 Grant. On June 21, 2017, under the terms of the Performance Share Plan, AXA awarded approximately 1.69 million unearned performance shares to employees of AXA Equitable. The extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in shares to all participants. In the first nine months of 2017, the expense associated with the June 21, 2017 grant of performance shares was $8 million.
Settlement of 2014 Grant in 2017. On March 24, 2017, share distributions totaling approximately $21 million were made to active and former AXA Equitable employees in settlement of 1.0 million performance shares earned under the terms of the first tranche of the AXA Performance Share Plan 2014.
Stock Options
2017 Grant. On June 21, 2017, 487,840 options to purchase AXA ordinary shares were granted to employees of AXA Equitable under the terms of the Stock Option Plan at an exercise price of 23.92 euros. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 21, 2017, 275,942 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 21, 2017 have a ten-year term. The weighted average grant date fair value per option award was estimated at 1.78 euros using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 25.05%, a weighted average expected term of 8.8 years, an expected dividend yield of 6.53% and a risk-free interest rate of 0.59%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the first nine months of 2017, the Company recognized expenses associated with the June 21, 2017 grant of options of approximately $0.4 million.
2017 AXA Shareplan. In 2017, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2017. Eligible employees could have reserved a share purchase during the reservation period from August 28, 2017 through September 8, 2017 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 13, 2017 through October 17, 2017. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 11, 2017 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of 20.19 euros/per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at an 8.98% formula discounted price of 22.96 euros per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2017, which is July 1, 2022. All subscriptions became binding and irrevocable on October 17, 2017.
AB Long-term Incentive Compensation Plans. During the third quarter and first nine months of 2017, AB purchased 0.3 million and 5.9 million Holding Units for $7 million and $135 million respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million Holding Units for $7 million and $117 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the third quarter and first nine months of 2016, AB purchased 2.0 million and 5.8 million Holding units for $45 million and $129 million respectively (on a trade date basis). These amounts reflect open-market purchases of 2.0 million and 5.7 million Holding Units for $45 million and $127 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the first nine months of 2017 and 2016, AB granted to employees and eligible Directors $2.2 million and 0.7 million restricted Holding awards, respectively. In the first nine months of 2017 and 2016, AB used Holding Units repurchased during the period and newly issued Holding Units to fund the restricted Holding Unit awards.
During the first nine months of 2017 and 2016, AB Holding issued 1.0 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $18 million and $2 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

8)	INCOME TAXES
Income taxes for the interim periods ended September 30, 2017 and 2016 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.
In the first nine months of 2017, the Company recognized a tax benefit of $221 million related to the conclusion of an IRS audit for tax years 2008 and 2009.

9)	RELATED PARTY TRANSACTIONS
The Company has cost sharing and service agreements with AXA Financial, its subsidiaries and affiliates including agreements related to personnel services, employee benefits, facilities, supplies, equipment, technology, professional development arrangements and investment management services. In addition, the Company has selling agreements to sell insurance products on behalf of affiliates or to have affiliates sell the Company’s insurance products. AB and AXA Equitable FMG also act as investment managers for some of the Company’s affiliates and receive investment management fee revenue for the services provided. There have been no material changes in these service agreements from those disclosed in the 2016 Form 10-K.
At September 30, 2017 and December 31, 2016, AXA Equitable’s GMIB reinsurance contract asset with AXA Arizona had carrying values of $8,720 million and $8,574 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums, deposits and fee income to AXA Arizona in the third quarter and first nine months of 2017 and 2016 related to the Annuity, UL and no lapse guarantee riders totaled approximately $44 million, $268 million, $113 million and $329 million, respectively. Ceded claims paid and surrenders in the third quarter and first nine months of 2017 and 2016 were $59 million, $194 million, $62 million and $336 million, respectively.
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
In June 2009, AXA Equitable sold real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten-year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. In November 2014, this loan was refinanced and a new $382 million, seven-year term loan with an interest rate of 4.0% was issued. In January 2016, the property was sold and a portion of the proceeds was used to repay the $382 million term loan outstanding and a $65 million prepayment penalty.
In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), AXA Equitable owns 70% and Saum Sing owns 30% of Broad Vista. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $25 million which is reported in Other equity investments in the consolidated balance sheets.

10)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in income (loss). The balances as of September 30, 2017 and 2016 follow:

	September 30,
	2017	2016
	(in millions)
Unrealized gains (losses) on investments	$400	$1,560
Foreign currency translation adjustments	(57)	(56)
Defined benefit pension plans	(48)	(43)
Total accumulated other comprehensive income (loss)	295	1,461
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	67	68
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$362	$1,529
The components of OCI, net-of-taxes for the third quarter and first nine months of 2017 and 2016 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$6	$(1)	$20	$3
(Gains) losses reclassified into net income (loss) during the period	—	—	—	—
Foreign currency translation adjustment	6	(1)	20	3
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	6	(10)	458	1,568
(Gains) losses reclassified into net income (loss) during the period(1)	8	1	6	(14)
Net unrealized gains (losses) on investments	14	(9)	464	1,554
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(69)	25	(102)	(212)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(2), $7, $234, and $20	(55)	16	362	1,342
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Net gain (loss) arising during the period	(3)	—	(2)	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $0, $1 and $0.	(3)	—	(2)	—
Total other comprehensive income (loss), net of income taxes	(52)	15	380	1,345
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(32)	(1)	(19)	(1)
Other comprehensive income (loss) attributable to AXA Equitable	$(84)	$14	$361	$1,344

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $4 million, $3 million, $1 million and $(8) million, for the third quarter and first nine months of 2017 and 2016, respectively.

Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and OTTI of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to net income (loss) as related to defined benefit plans primarily consist of amortizations of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefit expenses in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.

11)	COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters.
The outcome of a litigation or regulatory matter is difficult to predict and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $9 million.
For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company's accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

In July 2011, a derivative action was filed in the United States District Court for the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and AXA Equitable FMG for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the District Court issued its decision in favor of AXA Equitable and AXA Equitable FMG, finding that the plaintiffs had failed to meet their burden to demonstrate that AXA Equitable and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the District Court issued an order denying the motion to amend and plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. We are vigorously defending this matter.
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
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s separate accounts, which were subsequently subjected to volatility-management strategy, and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable which were subsequently subject to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. We are vigorously defending these matters.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life ("UL") policies subject to AXA Equitable’s COI increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. The current complaint alleges a claim for breach of contract and a claim that the AXA Equitable made misrepresentations in violation of Section 4226 of the New York Insurance Law (“Section 4226”). Plaintiff seeks (a) with respect to its breach of contract claim, compensatory damages, costs, and, pre- and post-judgment interest, and (b) with respect to its claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiff and the putative class. AXA Equitable’s response to the complaint was filed in February 2017. Additionally, a separate putative class action and seven individual actions challenging the COI increase have been filed against AXA Equitable in Federal or State courts. Within that group, all but one of the outstanding Federal actions (the second putative class action and two individual actions) have been transferred to the Federal court where the Brach Family Foundation, Inc. litigation is pending. In October 2017, the Brach court entered an order consolidating the Brach class action and the other putative class action for all purposes and ordered that the two individual actions be consolidated with the Brach litigation for the purposes of coordinating pre-trial activities. We are vigorously defending each of these matters.
Restructuring

In an effort to further reduce its global real estate footprint, AB completed a comprehensive review of its worldwide office locations and began implementing a global space consolidation plan in 2012. This resulted in the sublease of office space primarily in New York as well as offices in England, Australia and various U.S. locations.
In the first nine months of 2017 and 2016, AB recorded new real estate charges of $39 million and $25 million, respectively, relating to the further consolidation of office space at its New York offices. Real estate charges are recorded in Other operating costs and expenses in the Company’s Consolidated Statements of Income (Loss).
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

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
September 30, 2017:	(in millions)
Short-term FHLBNY funding agreements	$500	less than one month	$4,500	$4,500
Long-term FHLBNY funding agreements	548	less than 4 years	174	—
	923	Less than 5 years	303	—
	744	greater than five years	—	—
Total long-term funding agreements	2,215		477	—
Total FHLBNY funding agreements at September 30, 2017	$2,715		$4,977	$4,500
December 31, 2016:
Short-term FHLBNY funding agreements	$500	less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	58	less than 4 years	58	—
	862	Less than 5 years	862	—
	818	greater than five years	818	—
Total long-term funding agreements	1,738		1,738	—
Total FHLBNY funding agreements at December 31, 2016	$2,238		$7,738	$6,000

Other Commitments

AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $719 million (including $213 million with affiliates) and $709 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2017.

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

12)	SEGMENT INFORMATION
The following tables reconcile segment revenues and income (loss) from continuing operations before income taxes to total revenues and income (loss) as reported on the consolidated statements of income (loss) and segment assets to total assets on the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Segment revenues:
Insurance(1)	$1,713	$1,434	$7,309	$7,227
Investment Management(2)	814	750	2,383	2,243
Consolidation/elimination	(7)	(7)	(19)	(19)
Total Revenues	$2,520	$2,177	$9,673	$9,451

(1)
Includes investment expenses charged by AB of approximately $18 million, $42 million, $14 million and $39 million for the third quarter and first nine months of 2017 and 2016, respectively, for services provided to the Insurance segment.

(2)
Intersegment investment advisory and other fees of approximately $29 million, $65 million, $21 million and $58 million for the third quarter and first nine months of 2017 and 2016, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Segment income (loss) from continuing operations, before income taxes:
Insurance	$(229)	$(99)	$1,385	$1,875
Investment Management	168	183	488	490
Consolidation/elimination	—	(1)	—	—
Total Income (Loss) from Continuing Operations, before income taxes	$(61)	$83	$1,873	$2,365

	September 30, 2017	December 31, 2016
	(in millions)
Segment assets:
Insurance	$205,176	$191,033
Investment Management(1)	13,893	13,139
Consolidation/elimination	—	(3)
Total Assets	$219,069	$204,169

(1)
In accordance with SEC regulations, the assets of the Investment Management segment include securities with a fair value of $723 million and $893 million which have been segregated in a special reserve bank custody account at September 30, 2017 and December 31, 2016, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act. They also include cash held in several special bank accounts for the exclusive benefit of customers. As of September 30, 2017 and December 31, 2016, $62 million and $53 million, respectively, of cash were segregated in these bank accounts.

13)	SUBSEQUENT EVENTS

At the end of the third quarter of 2017, changes to the Company’s organization structure were internally announced by the Company’s management.  Implementation of these changes commenced in the beginning of the fourth quarter of 2017, and, as a result, we are in the process of reassessing our reportable segments. The reportable segment changes will be based on management’s organization and view of the Company’s business when making operating decisions and assessing performance. The purpose of the internal changes is to flatten the organization structure, reduce our costs and accelerate decision-making processes. These internal reporting changes, including changes to our reportable segments, will occur during the rest of the fourth quarter of 2017. The Company will begin reporting new reportable segments in the 2017 annual financial statements on Form 10-K and all prior periods reported will reflect the reportable segment changes.

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
BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. AXA Equitable is part of a diversified financial services organization that offers a broad spectrum of insurance, financial advisory and investment management products and services. Together with its subsidiaries, including AB, AXA Equitable is a leading asset manager, with total assets under management of approximately $643.6 billion at September 30, 2017, of which approximately $534.9 billion were managed by AB. AXA Equitable is an indirect wholly-owned subsidiary of AXA Financial, which is itself an indirect wholly- owned subsidiary of AXA.

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

Prior period information has been revised to reflect the revision of errors identified by management in its previous financial statements and the implementation of the accounting change. For additional information regarding revisions to prior period information, see “Revision of Prior Period Financial Statements” and “Revisions” below, and note 2 of the notes to the Consolidated Financial Statements included herein.

EXECUTIVE OVERVIEW

Income (loss). The Company’s business and consolidated results of operations are significantly affected by conditions in the capital markets and the economy. We have and continue to offer certain variable annuity products with GMxB features. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates.

Sales. The market for annuity and life insurance products of the types the Company issues continues to be dynamic. The Company offers a balanced and diversified product portfolio that takes into account customer preferences and the macroeconomic environment and drives profitable growth while appropriately managing risk.
In third quarter 2017, life insurance and annuities first year premiums and deposits decreased by $403 million from the comparable 2016 period. The decrease in first year premiums and deposits during the third quarter 2017 was primarily driven by $403 million lower annuity sales. In first nine months of 2017, life insurance and annuities first year premiums and deposits decreased by $16 million from the comparable 2016 period. The decrease in first year premiums and deposits during the first nine months of 2017 was driven by $14 million lower annuity sales and $2 million lower life insurance sales.
For additional information on sales, see “Premiums and Deposits” below.

Assets Under Management (“AUM”). AUM refers to investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our Insurance segment.

At AB, total AUM as of September 30, 2017 were $534.9 billion, an increase of $54.7 billion, or 11.4%, compared to December 31, 2016, and up $44.7 billion, or 9.1%, compared to September 30, 2016. During the third quarter of 2017, AUM increased as a result of market appreciation of $13.8 billion and net inflows of $4.5 billion. During the first nine months of 2017, AUM increased as a result of market appreciation of $45.7 billion and net inflows of $9.0 billion. During the twelve-month period ended September 30, 2017, AUM increased as a result of market appreciation of $35.9 billion and net inflows of $8.8 billion. For additional information, see “Fees and Assets Under Management” below.

Net Income Volatility. Our operating results experience net income volatility due to the mismatch between movements in our policyholder liabilities and the market driven movements in the derivatives in our dynamic hedging program. Going forward, we intend to modify our hedging program to increase its effectiveness in mitigating the risk of adverse changes from changing market conditions to our statutory capital by increasing the size of our derivative positions. These changes may result in higher expected net income volatility on a period-over-period basis. However, we believe our revised hedging strategy will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level.

Impact of Hedging and GMIB Reinsurance on Results. We offered and continue to offer variable annuity products with GMxB features. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has various hedging and reinsurance programs in place designed to mitigate the economic exposure to us from these GMxB features due to movements in the equity markets and interest rates. These programs include:

•
Variable annuity hedging programs. We use a dynamic hedging program (within this strategy, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) supplemented by static hedges (derivative positions intended to be held to maturity with less frequent rebalancing) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact of adverse market conditions, they do not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period. We use freestanding derivatives to hedge the market risks inherent in these GMxB features. Our derivative positions, which protect economic value and statutory capital, are more sensitive to changes in market conditions than the variable annuity product liabilities as valued under U.S. GAAP. This is a large source of volatility in net income. Our intention to protect our capital against stress scenarios in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. These differences are most pronounced for variable annuity products in our Insurance segment.

•
GMIB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross reserves for GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Therefore, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.

Legislative and Regulatory Developments.  Legislative and Regulatory Developments.  In April 2016, the DOL issued a final rule (the “Rule”) that significantly expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and individual retirement account (“IRA”) holders.  In February 2017, the DOL was directed by memorandum (the “President’s Memorandum”) to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations.  The Rule was partially implemented on June 9, 2017, with a special transition period for certain requirements that are due to take effect on January 1, 2018. On August 31, 2017, the DOL published a notice proposing to extend the special transition period from January 1, 2018 to July 1, 2019. On November 1, 2017, the DOL submitted its final rule supporting the extension to the Office of Management and Budget for review. If the Rules were adopted, we may need to make changes to the level and type of services we provide as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs.

During second quarter 2017, the NYDFS concluded its routine quinquennial financial and market conduct examination of the Company covering the five-year period ending December 31, 2015. The Report on Examination of AXA Equitable Life Insurance Company, as of December 31, 2015, was adopted by the NYDFS and made an official record in May 2017. There were no changes to the Company’s statutory financial statements as a result of the exam.

Tax Reform Initiatives. The Trump administration and Congress have publicly stated that U.S. tax reform is a priority, though the substance, timing and likelihood of tax reform are uncertain. Tax reform could modify or eliminate items from which we currently derive, or anticipate deriving, tax benefits, including but not limited to the dividends received deduction (“DRD”), tax credits, insurance reserve deductions and interest expense deductions. Such modifications or eliminations could reduce our earnings and adversely affect our financial condition, consolidated results of operations and liquidity. The modification of the DRD, changes to insurance reserves, tax DAC and interest expense deductions in particular could impact our investments and investment strategies.

The tax reform legislation introduced in Congress in November 2017 (the “Tax Bill”) generally calls for a reduction in tax rates and simplification of the tax code. However, the Tax Bill also includes wholesale changes to long-standing provisions governing the taxation of insurance companies, including a number of revenue raisers that could have an adverse impact on us, notwithstanding the lower corporate income tax rate.

The likelihood of enactment of the Tax Bill or other tax reform proposals, whether as part of a comprehensive tax reform package or as discrete legislative changes, is uncertain at this time due to the current political and economic environment as well as the ambiguity that comes with any tax reform initiative.

For additional information on the potential impacts of regulation on the Company, see “Risk Factors” included elsewhere herein and “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2016 Form 10-K.

Reinsurance with affiliate. The Company currently reinsures to AXA RE Arizona Company (“AXA Arizona”) , an indirect, wholly owned subsidiary of AXA Financial, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims.  AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at September 30, 2017) and/or letters of credit ($3.7 billion at September 30, 2017). These letters of credit are guaranteed by AXA. AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding these reinsurance treaties, see “Item 1A-Risk Factors” included in the 2016 Form 10-K.

In furtherance of AXA’s previously announced intention to pursue an IPO of our indirect parent company, AXA Equitable Holdings, AXA Equitable expects to unwind the reinsurance transaction with AXA Arizona (the “GMxB Unwind”).  Assuming all regulatory approvals are received, all of the business currently reinsured to AXA Arizona, with the exception of the GMxB Business, will be novated to a newly formed captive insurance company organized under the laws of Arizona, to be indirectly and wholly-owned by AXA Financial (“EQ AZ Life Re Company”).  It is anticipated that after the novation to EQ AZ Life Re Company, AXA Arizona will hold only the GMxB Business and will merge with and into AXA Equitable, such that the GMxB Business will no longer be reinsured by AXA Arizona, and AXA Equitable will have assumed all of the liabilities for this business that were previously ceded to AXA Arizona.

Revision of Prior Period Financial Statements. During the first nine months of 2017, the Company identified errors in its previous financial statements, primarily related to errors in the calculation of policyholders’ benefit reserves for one of the Company’s variable annuity products with indexed-linked features and the calculation of DAC amortization for certain variable and interest sensitive life products. The Company evaluated the impact of these errors both individually and in the aggregate and concluded they were not material to any previously reported annual financial statements. To improve the consistency and comparability of the financial statements, the Company voluntarily revised its previous financial statements to reflect the impact of these revisions. For additional information regarding the revision, see note 2 of the notes to the Consolidated Financial Statements included herein.

Accounting Change. In third quarter 2017, the Company voluntarily changed to fair value accounting for variable annuity products with the GMIBNLG as a retrospective change in accounting principle.  Changes in the estimated fair value of the embedded derivative is reported in Net derivative gains (losses). The Company believes that the new method of accounting for the GMIBNLG as an embedded derivative at fair value more accurately reflects the economics of the NLG feature and is more meaningful to users of our financial statements.

The comparative periods of the prior year have been adjusted to apply the new method retrospectively. The impact of the change in accounting principle to net income (loss) during the third quarter 2016 and first nine months of 2016 was an increase of $104 million and a decrease of $1,030 million, respectively.  The Company’s opening retained earnings decreased $1,933 million as of January 1, 2016 for the effect of retroactive application of the accounting change.

For additional information regarding the accounting change, note 2 of the notes to the Consolidated Financial Statements included herein.

Effect of Assumption Updates on Operating Results. Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policy benefits and unearned revenues and assets for DAC and deferred sales inducements. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.

Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We review the actuarial assumptions underlying these valuations at least annually, and update assumptions when appropriate. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.

2017 Assumption Changes. In third quarter 2017, the Company updated its expectation of long-term Separate Accounts volatility used in estimating policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and variable universal life contracts with secondary guarantees. This update decreased policyholders’ benefits by $359 million. In addition, the Company updated the accrual period used to calculate policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and the period over which DAC is amortized. This update increased policyholders’ benefits by $413 million and reduced the Amortization of deferred policy acquisition costs by $14 million. In both the third quarter and nine months ending September 30, 2017, these updates decreased Income (loss) from continuing operations before income taxes and Net income by $40 million and $26 million, respectively.

In the second quarter 2017, the Company updated its expectations of long-term lapse and partial withdrawal behavior for variable annuities with GMDB and GMIB guarantees based on emerging experience. This update increased Policyholders’ benefits by $610 million, increased the GMIB reinsurance contract asset by $1,532 million, decreased Future policyholder benefits and other policyholders’ liabilities by $447 million, decreased the amortization of the deferred cost of reinsurance reported in Other operating costs and expenses by $226 million and decreased the Amortization of deferred policy acquisition costs, net by $32 million. In the nine months ending September 30, 2017, these updates increased Income (loss) from continuing operations before income taxes and Net income by $1,627 million, and $1,058 million, respectively.

2016 Assumption Changes. In third quarter 2016, as part of a planned model conversion, the Company updated the model used to calculate the variable life policyholder benefit reserves. The update aligned the renewal premium modeling used in the variable life benefit reserve calculation with the premium funding assumption used in the DAC and the initial fee liability calculations. In addition, as part of the planned model conversion, the calculation of premium loads resulting from the dynamic premium funding assumption was updated in the model used to calculate the interest sensitive life policyholder benefit reserve. The net impact of these model updates and assumption updates in the third quarter and first nine months of 2016 decreased Policyholders’ benefits by $144 million, increased the Amortization of deferred policy acquisition costs, net by $129 million and increased Policy charges and fee income by $14 million. In the nine months ending September 30, 2016, these model and assumption updates increased Income from continuing operations before income taxes and Net income by approximately $29 million and $19 million, respectively.

In second quarter 2016, the Company updated its mortality assumption for certain VISL products due to favorable mortality experience, which decreased the Amortization of deferred policy acquisition costs, net and decreased the amortization of the initial fee liability reported in Policy charges and fee income by $105 million and $16 million respectively. Additionally, in the second quarter 2016 the Company updated the General Account spread assumption for certain VISL products to reflect lower expected investment yields which increased the Amortization of deferred policy acquisition costs, net and increased the amortization of the initial fee liability reported in Policy charges and fee income by $114 million and $4 million, respectively. In the nine months ending September 30, 2016, these assumption updates decreased Income from continuing operations before income taxes and Net income by approximately $21 million and $14 million, respectively.

In first quarter 2016, the Company raised cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007, which have both issue ages 70 and above and a current face value amount of $1 million and above. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established.  This COI rate increase was larger than the increase that previously had been anticipated in management’s reserve assumptions.  As a result, management updated the assumption to reflect the actual COI rate increase, which increased Policy charges and fee income by $71 million. In the nine months ending September 30, 2016, this assumption update increased Income from continuing operations before income taxes and Net income by $71 million and $46 million, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS
AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Policy charges and fee income	$914	$854	$2,626	$2,468
Premiums	204	226	645	638
Net derivative gains (losses)	(318)	(446)	1,376	1,621
Net investment income (loss)	677	595	1,993	1,893
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(10)	(13)	(35)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	—	(10)	(13)	(35)
Other investment gains (losses), net	(8)	6	4	70
Total investment gains (losses), net	(8)	(4)	(9)	35
Investment management and service fees	1,003	943	2,974	2,770
Other income	48	9	68	26
Total revenues	2,520	2,177	9,673	9,451
Policyholders’ benefits	995	616	3,308	2,790
Interest credited to policyholders’ account balances	350	303	1,008	779
Compensation and benefits	449	430	1,324	1,284
Commissions	256	271	828	812
Distribution related payments	106	96	305	276
Interest expense	9	4	20	11
Amortization of deferred policy acquisition costs, net	(33)	55	15	64
Other operating costs and expenses	449	319	992	1,070
Total benefits and other deductions	2,581	2,094	7,800	7,086
Income (loss) from continuing operations before income taxes	(61)	83	1,873	2,365
Income tax (expense) benefit	127	54	(196)	(586)
Net income (loss)	66	137	1,677	1,779
Less: net (income) loss attributable to the noncontrolling interest	(122)	(126)	(353)	(334)
Net Income (Loss) Attributable to AXA Equitable	$(56)	$11	$1,324	$1,445

The consolidated income (loss) narrative that follows discusses the results for the third quarter and first nine months of 2017 compared to the comparable 2016 period’s results. Prior period information has been revised to reflect the revision of errors identified by management in its previous financial statements and the implementation of the accounting change. For additional information regarding revisions to prior period information, see “Revision of Prior Period Financial Statements” and “Revisions” below, and note 2 of the notes to the Consolidated Financial Statements included herein.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net loss attributable to the Company in third quarter 2017 was $(56) million, a decrease of $67 million from the $11 million of net income attributable to the Company in third quarter 2016. The decrease is primarily attributable to $128 million lower losses on investment income from derivative instruments, $88 million lower amortization of DAC, $15 million lower commission expenses, $60 million increase from Investment management and service fees and $60 million higher policy charges and fee income, partially offset by $379 million higher policyholders’ benefit expense, $130 million higher other operating expenses and $47 million higher interest credited to policyholders' account balances The Company recorded a $127 million income tax benefit and $54 million income tax benefit in the third quarters of 2017 and 2016, respectively.
Net income attributable to the noncontrolling interest were $122 million in third quarter 2017 as compared to $126 million for third quarter 2016 primarily reflecting income from AB in both periods.
Net income inclusive of income (losses) attributable to noncontrolling interest were $66 million in third quarter 2017, a decrease of $71 million from net income of $137 million reported for third quarter 2016.
Income tax benefit in third quarter 2017 was $127 million, primarily due to the $229 million of pre-tax loss in the Insurance segment, compared to an income tax benefit of $54 million in third quarter 2016, primarily due to the $99 million of pre-tax loss in the Insurance segment. Income taxes for third quarter 2017 and 2016 were computed using an estimated annual effective tax rate. In third quarter 2017 and 2016, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the income before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed income of non-U.S. corporate subsidiaries except to the extent that such income are not permanently invested outside the United States.
Loss from operations before income taxes were $(61) million in third quarter 2017, a decrease of $144 million from the $83 million in pre-tax income reported in third quarter 2016. The Insurance segment’s pre-tax loss from operations totaled $229 million in third quarter 2017, an increase of $130 million from the $99 million of pre-tax loss in third quarter 2016. The Investment Management segment’s pre-tax income from operations were $168 million in third quarter 2017, $15 million lower than the $183 million reported in third quarter 2016. The Insurance segment’s higher pre-tax loss in third quarter 2017 as compared to third quarter 2016, was primarily due to $292 million increase in reserves, primarily related to certain products with GMxB features,$92 million higher increase in benefits paid to policyholders, $77 million higher other operating costs and expenses, including $25 million accelerated amortization of software, $47 million higher increase in interest credited to policyholders' account balances and $22 million lower premiums, partially offset by $125 million lower net derivative losses, $88 million lower amortization of DAC, $81 million higher investment income and $15 million lower commissions. The $15 million lower pre-tax income from operations in the Investment Management segment in the third quarter 2017 were primarily due to $54 million higher other operating costs and expenses, $14 million higher compensation and benefit expenses and $10 million higher distribution related payments, partially offset by $54 million higher Investment advisory and services fees income and an increase of $8 million in Distribution revenue.
Total revenue was $2.5 billion in third quarter 2017, an increase of $.3 billion from $2.2 billion of revenues reported in third quarter 2016. The Insurance segment reported total revenues of $1.7 billion in third quarter 2017, an increase of $377 million from the $1.4 billion of revenues reported in third quarter 2016. The Investment Management segment reported total revenues of $814 million, an increase of $64 million from the $750 million of revenues reported in third quarter 2016. The increase in Insurance segment revenues was principally due to $125 million lower net derivative losses, $81 million higher investment income and $60 million higher policy charges and fee income. The $64 million increase in Investment Management segment’s revenues in the third quarter 2017 was due to $63 million higher Investment management and service fees, primarily related to an increase of $54 million in investment and advisory services fees.
Total benefits and expenses were $2.6 billion in third quarter 2017, an increase of $487 million from the $2.1 billion reported for third quarter 2016. The Insurance segment’s total benefits and expenses increased $409 million to $1.9 billion in third quarter 2017. The Investment Management segment’s total expenses for third quarter 2017 were $646 million; $79 million higher than the $567 million in expenses in third quarter 2016. The Insurance segment’s increase was principally due to $379 million higher policyholders’ benefit expense, $77 million higher other operating costs and expenses and $47 million higher increase in interest credited to policyholders' account balances, partially offset by $88 million lower amortization of DAC and $15 million lower commissions in third quarter 2017 as compared to third quarter 2016. The increase in expenses for the Investment Management segment was principally due to $54 million higher other operating costs and expenses and $10 million higher distribution related payments.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net income attributable to the Company in the first nine months of 2017 was $1.3 billion, a decrease of $121 million from the $1.4 billion of net income attributable to the Company in the first nine months of 2016. The decrease is primarily attributable to $505 million increase in reserves, primarily related to certain products with GMxB features, $229 million higher increase in interest credited to policyholders' account balances, $245 million lower net derivative gains (losses), and $40 million higher compensation and benefits expenses, partially offset by $204 million higher Investment management and service fees, $158 million higher policy charges and fee income, $100 million higher investment income, and $78 million lower other operating costs and expenses. The Company recorded a $196 million income tax expense and a $586 million income tax expense in the first nine months of 2017 and 2016, respectively.
Net income attributable to the noncontrolling interest were $353 million in the first nine months of 2017 as compared to $334 million for the first nine months of 2016 primarily reflecting income from AB in both periods.
Net income inclusive of income (losses) attributable to noncontrolling interest were $1.7 billion in the first nine months of 2017, a decrease of $102 million from net income of $1.8 billion reported in the first nine months of 2016.
Income tax expense in the first nine months of 2017 was $196 million, primarily due to the $1.4 billion pre-tax income in the Insurance segment, compared to $586 million income tax expense in the first nine months of 2016, primarily due to the $1.9 billion in pre-tax income in the Insurance segment. Income taxes for the first nine months of 2017 and 2016 were computed using an estimated annual effective tax rate. Income tax expense in the first nine months of 2017 was further reduced by a $221 million tax benefit related to the conclusion of an IRS audit for tax years 2008 and 2009. In the first nine months of 2017 and 2016, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the income before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. Additionally, the Company does not provide Federal and state income taxes on the undistributed income of non-U.S. corporate subsidiaries except to the extent that such income are not permanently invested outside the United States.
Income from operations before income taxes was $1.9 billion in the first nine months of 2017, a decrease of $492 million from the $2.4 billion in pre-tax income reported in the first nine months of 2016. The Insurance segment’s pre-tax income from operations totaled $1.4 billion in the first nine months of 2017, a decrease of $490 million from the pre-tax income of $1.9 billion in the first nine months of 2016. The Investment Management segment’s pre-tax income from operations were $488 million in the first nine months of 2017, $2 million lower than the $490 million reported in the first nine months of 2016. The Insurance segment’s lower pre-tax income in the first nine months of 2017 as compared to the first nine months of 2016 was primarily due to a $505 million increase in reserves, primarily related to certain products with GMxB features, $229 million higher increase in interest credited to policyholders' account balances and $242 million lower net derivative gains (losses) partially offset by $150 million lower other operating costs and expenses, $158 million higher policy charges and fee income, $117 million higher investment income, $49 million higher investment management and service fees. The $2 million lower pre-tax income from operations in the Investment Management segment in the first nine months of 2017 were primarily due to $73 million increase in other operating costs and expenses, $33 million higher compensation and benefit expenses, $29 million higher distribution related payments and a decrease of $23 million in net investment income, partially offset by $162 million higher Investment management and service fees.
Total revenues were $9.7 billion in the first nine months of 2017, an increase of $222 million from $9.5 billion reported in the first nine months of 2016. The Insurance segment reported total revenues of $7.3 billion in the first nine months of 2017, a $82 million increase from the $7.2 billion of revenues reported in the first nine months of 2016. The Investment Management segment reported total revenues of $2.4 billion, a $140 million increase from the $2.2 billion of revenues reported in the first nine months of 2016. The increase in Insurance segment revenues was principally due to $158 million higher policy charges and fee income, $117 million higher investment income and $49 million higher investment management and service fees, partially offset by $242 million lower net derivative gains (losses) and $45 million lower investment gains. The $140 million increase in Investment Management segment’s revenues in the first nine months of 2017 was due to $162 million higher Investment management and service fees, partially offset by $23 million lower net investment income.
Total benefits and expenses were $7.8 billion in the first nine months of 2017, an increase of $714 million from the $7.1 billion reported for the first nine months of 2016. The Insurance segment’s total benefits and expenses increased $572 million to $5.9 billion in the first nine months of 2017. The Investment Management segment’s total expenses for the first nine months of 2017 were $1.9 billion; $142 million higher than the $1.8 billion in expenses in the first nine months of 2016. The Insurance segment’s total benefits and expenses increased principally due to a $505 million increase in reserves, primarily related to certain products with GMxB features and $229 million higher increase in interest credited to policyholders' account balances, partially offset by $150 million lower other operating costs and expenses. The increase in expenses for the Investment Management segment was principally due to $73 million increase in other operating costs and expenses, $33 million higher compensation and benefit expenses and $29 million higher distribution related payments.

RESULTS OF OPERATIONS BY SEGMENT
Insurance.
Insurance Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Policy charges and fee income	$914	$854	$2,626	$2,468
Premiums	204	226	645	638
Net derivative gains (losses)	(313)	(438)	1,396	1,638
Net investment income (loss)	627	546	1,842	1,725
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(10)	(13)	(35)
Portion of losses recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized	—	(10)	(13)	(35)
Other investment gains (losses), net	(8)	7	4	71
Total investment gains (losses), net	(8)	(3)	(9)	36
Investment management and service fees	245	240	745	696
Other income	44	9	64	26
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	—
Total revenues	1,713	1,434	7,309	7,227

Policyholders’ benefits	995	616	3,308	2,790
Interest credited to policyholders’ account balances	350	303	1,008	779
Compensation and benefits	111	106	344	338
Commissions	256	271	828	812
Amortization of deferred policy acquisition costs, net	(33)	55	15	64
Interest expense	7	3	11	9
Other operating costs and expenses	256	179	410	560
Total benefits and other deductions	1,942	1,533	5,924	5,352
Income (Loss) from Continuing Operations, before Income Taxes	$(229)	$(99)	$1,385	$1,875

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 for the Insurance Segment
Revenues

In third quarter 2017, the Insurance segment’s revenues increased $279 million to $1.7 billion from $1.4 billion in third quarter 2016. The increase in Insurance segment revenues was principally due to $125 million lower net derivative losses, $81 million higher net investment income and $60 million increase in policy charges and fee income.

Policy charges and fee income increased $60 million to $914 million in third quarter 2017 from $854 million in third quarter 2016. The increase was principally due to a $21 million higher policy fee income earned on annuity and VISL products and by a $14 million decrease in the initial fee liability (a $17 million decrease in the third quarter 2017 compared to $3 million decrease in the third quarter of 2016 primarily resulting from assumption and model updates on certain VISL products).

Premiums were $204 million in third quarter 2017, $22 million lower than the $226 million in third quarter 2016 primarily due to $20 million lower life contingent annuitization premiums.

Net derivative gains (losses) increased $125 million in third quarter 2017 from losses of $438 million in third quarter 2016 to losses of $313 million. Included in Net derivative gains (losses) are the impacts of changes in fair value of freestanding investment derivatives, insurance liabilities and reinsurance contract assets considered embedded derivatives. The decrease in Net derivative gains (losses) in third quarter 2017 was primarily driven by $26 million of derivative gains in third quarter 2017 compared to $241 million of derivative losses in third quarter 2016. Partially offsetting this decrease was a $57 million increase in the fair value of insurance liabilities net of the impacts of reinsurance contracts in the third quarter 2017 compared to third quarter 2016. The increase in the fair value of insurance liabilities during the third quarter 2017 was primarily driven by the impacts of equity markets which increased the net liability by $34 million, partially offset by the impacts of relatively flat interest rates which decreased the net fair value of the liability by $3 million.

Net investment income was $627 million in third quarter 2017, an increase of $81 million, from $546 million in third quarter 2016. The increase is primarily attributable to higher investment income from fixed maturities available for sale and mortgage loans as a result of higher asset values and higher investment income from equity method investments.

Investment gains (losses), net were a loss of $(8) million in third quarter 2017, as compared to a loss of $(3) million in third quarter 2016. The Insurance segment’s investment loss in third quarter 2017 was primarily due to $9 million of loss on sales of fixed maturities. The Insurance segment’s net loss of $3 million in third quarter 2016 was primarily due to $10 million in writedowns of fixed maturities and a $2 million increase in the mortgage loans valuation allowance, partially offset by $8 million of gains on sales of fixed maturities.

Investment management and service fees was $245 million in third quarter 2017 and $240 million third quarter 2016. Both periods reflect gross investment management and distribution fees from EQAT/VIP. Included in Investment management and service fees were fees earned by AXA Equitable FMG of $183 million and $174 million in third quarter 2017 and 2016, respectively.

Benefits and Other Deductions

In third quarter 2017, total benefits and other deductions increased $0.4 billion to $1.9 billion from $1.5 billion in third quarter 2016. The Insurance segment’s increase was principally due to $0.4 billion higher policyholders’ benefit expense, $47 million higher interest credited to policyholders' account balances and $77 million higher other operating costs and expenses, partially offset by $88 million lower amortization of DAC and $15 million lower commissions in third quarter 2017 as compared to third quarter 2016.

Policyholders’ benefits increased $0.4 billion to $1.0 billion in third quarter 2017 from $616 million in third quarter 2016. The increase was primarily due to the $143 million higher increase in GMDB/GMIB reserves (an increase of $222 million in third quarter 2017 as compared to an increase of $79 million in the third quarter of 2016) with both periods reflecting changes in interest rates and equity markets as well as the non-repeat of assumption updates primarily related to premium funding for certain permanent life insurance products in third quarter 2016 which lowered policyholder benefit reserves by $144 million.  Included in the third quarter 2017 increase in GMDB/GMIB and GMWB reserve increases were the impacts of updated assumptions for the long-term Separate Account's volatility and benefit accrual period used to calculate certain GMDB and GMIB reserves, which increased policyholder benefit reserves by $63 million.

In third quarter 2017, interest credited to policyholders’ account balances totaled $350 million, an increase of $47 million from the $303 million reported in third quarter 2016 primarily due to higher interest credited on certain variable annuity contracts.

Total compensation and benefits totaled $111 million in third quarter 2017, an increase of $5 million from $106 million in third quarter 2016. The increase is primarily a result of higher employee salaries and benefit costs.

In third quarter 2017, commission expense totaled $256 million, a decrease of $15 million compared to third quarter 2016, principally due to a decrease in annuity product sales.

Amortization of DAC, net of capitalization was $33 million in third quarter 2017, a decrease of $88 million from $55 million of amortization of DAC, net in third quarter 2016. DAC amortization in the third quarter 2017 included $14 million of favorable changes primarily resulting from an increase in the amortization period used to calculate DAC for certain variable annuity products with GMDB and GMIB guarantees. The third quarter 2017 amortization of DAC also included $134 million of DAC capitalization and $2 million of reactivity to realized capital gains, partially offset by $116 million of baseline amortization. DAC amortization in the third quarter of 2016 included $48 million accelerated amortization as a result of loss recognition testing as well as $35 million of additional DAC amortization due to unfavorable changes in expected future margins primarily on VISL products (partially offset in the initial fee liability) resulting from updates in expected future General Account spreads and the impact of reflecting updated benefit reserve projections arising from premium funding assumption updates on certain VISL products.

After the initial establishment of reserves, premium deficiency and loss recognition tests are performed at each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to income.
In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.
DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in income (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At September 30, 2017, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

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
Other operating costs and expenses totaled $256 million in third quarter 2017, an increase of $77 million from the $179 million reported in third quarter 2016. The increase of $77 million is primarily related to a $25 million accelerated amortization of software costs, $16 million higher consulting fees and $10 million higher amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, primarily driven by the updates to the lapse and partial withdrawal behavior assumptions in second quarter 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 for the Insurance Segment
Revenues

In the first nine months of 2017, the Insurance segment’s revenues increased $82 million to $7.3 billion from $7.2 billion in the first nine months of 2016. The increase in Insurance segment revenues was principally due to a $158 million higher policy charges and fee income and $117 million higher investment income.

Policy charges and fee income increased $158 million to $2.6 billion in the first nine months of 2017 from $2.5 billion in the first nine months of 2016. The increase was principally due to a $86 million higher policy fee income earned on annuity and VISL products due to higher average General Account and Separate Accounts balances and by $47 million decrease in the initial fee liability (a $45 million decrease in the first nine months of 2017 compared to a $2 million increase in the first nine months of 2016, both periods reflected favorable changes in expected future margins on certain VISL products which increased the 2017 initial fee liability amortization by $10 million and decreased the 2016 amortization by $7 million respectively).

Premiums were $645 million in the first nine months of 2017, $7 million higher than the $638 million in the first nine months of 2016 primarily due to higher life contingent annuitization premiums.

Net derivative gains (losses) decreased $242 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to a net decrease of $603 million in the fair value of insurance liabilities net of the impacts of reinsurance contracts in the first nine months of 2017 compared to the first nine months of 2016. The decrease in the fair value of insurance liabilities during the third quarter 2017 was primarily driven by the impacts of updated expectations of long-term lapse and partial withdrawal behavior for certain variable annuity products with GMxB features based on emerging experience, resulting in a net increase to net derivative gains of $1.99 billion in the first nine months of 2017. Partially offsetting the decrease in the net fair value of the insurance liabilities were the impacts of equity markets and relatively flat interest rates which increased the net liability by $139 million and $13 million, respectively in the first nine months of 2017. Investment income from derivative assets decreased $846 million in the first nine months of 2017 ($269 million of investment income in the first nine months of 2017 compared to $1.1 billion of investment income in the first nine months of 2016).

Net investment income increased $117 million to $1.8 billion in the first nine months of 2017 from a net investment income of $1.7 billion in the first nine months of 2016. The increase is primarily due to $90 million higher equity income from limited partnerships and $23 million higher investment income from trading account securities.

Investment gains (losses), net were a loss of $(9) million in the first nine months of 2017, as compared to a gain of $36 million in the first nine months of 2016. The Insurance segment’s investment loss in the first nine months of 2017 was primarily due to $13 million of write-downs of fixed maturities, partially offset by $4 million gains on sales of fixed maturities. The Insurance segment’s net gain in the first nine months of 2016 was primarily due to $56 million gains on sales of fixed maturities and a $21 million gain on sale of artwork partially, offset by $35 million of write-downs of fixed maturities.

Investment management and service fees increased $49 million to $745 million in the first nine months of 2017 as compared to $696 million in the first nine months of 2016. This increase was primarily due to $39 million higher gross investment management and distribution fees from EQAT/VIP. Included in commission fees and other income were fees earned by AXA Equitable FMG of $535 million and $502 million in the first nine months of 2017 and 2016, respectively.

Benefits and Other Deductions

In the first nine months of 2017, total benefits and other deductions increased $572 million to $5.9 billion from $5.4 billion in the first nine months of 2016. The Insurance segment’s total benefits and expenses increased principally due to $518 million higher policyholder benefits and $229 million higher interest credited to policyholders' account balances and partially offset by $49 million lower amortization of DAC and $150 million lower other operating costs and expenses in the first nine months of 2017 as compared to the first nine months of 2016.

Policyholders’ benefits increased $518 million to $3.3 billion in the first nine months of 2017 from $2.8 billion in the first nine months of 2016. The increase was primarily due to a $358 million increase in reserves for certain variable annuity products with GMxB features. Included in the first nine months of 2017 increase in reserves for products with GMxB features were the impacts of updated assumptions for lapse rates and partial withdrawal behavior based on emerging experience which increased policyholder benefit reserves by $610 million.

In the first nine months of 2017, interest credited to policyholders’ account balances totaled $1.0 billion, an increase of $229 million from the $779 million reported in the first nine months of 2016 primarily due to higher interest credited on certain variable annuity contracts which are based upon performance of market indices subject to guarantees.

Total compensation and benefits totaled $344 million in the first nine months of 2017, an increase of $6 million from $338 million in the first nine months of 2016. The increase is primarily a result of higher stock plan expenses.

In the first nine months of 2017, commission expense totaled $828 million, an increase of $16 million compared to the first nine months of 2016, principally due to an increase in annuity product sales.

Amortization of DAC, net was $15 million in the first nine months of 2017, a decrease of $49 million from $64 million in the first nine months of 2016, primarily due to $58 million of favorable changes compared to the first nine months of 2016 resulting from changes in expected future margins and balance true-ups for VISL products and the DAC impacts of the second quarter 2017 updates to the lapse and partial withdrawal behavior assumptions for variable annuity products with GMxB features based on emerging experience. Partially offsetting this decrease in amortization of DAC was $134 million of accelerated amortization due to loss recognition testing in the first nine months of 2017 compared to $115 million of accelerated amortization due to loss recognition testing in the first nine months of 2016. Amortization of DAC in the first nine months of 2017 also included $433 million of DAC capitalization and $8 million of reactivity to realized capital losses, partially offset by $360 million of baseline amortization.

Other operating costs and expenses totaled $410 million in the first nine months of 2017, a decrease of $150 million from the $560 million reported in the first nine months of 2016. The decrease of $150 million is primarily related to a $225 million lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and other unaffiliated reinsurers, driven by the updated lapse and partial withdrawal assumption updates in third quarter 2017, partially offset by $25 million accelerated amortization of software, and $36 million higher general and administrative expenses.

Premiums and Deposits.
The Company offers a balanced and diversified product portfolio that takes into account the macroeconomic environment and customer preferences and drives profitable growth while appropriately managing risk. Variable annuity products continue to account for the majority of the Company’s sales.

The following table lists sales for major insurance product lines for the third quarter and first nine months of 2017 and 2016. Premiums and deposits are presented gross of internal conversions and are presented gross of reinsurance ceded.
Premiums and Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Retail:
Annuities
First year	$779	$902	$2,665	$2,704
Renewal	440	459	1,503	1,647
	1,219	1,361	4,168	4,351
Life(1)
First year	49	49	109	113
Renewal	434	417	1,247	1,242
	483	466	1,356	1,355
Other(2)
Renewal	55	62	171	169
	55	62	171	169
Total retail	1,757	1,889	5,695	5,875
Wholesale:
Annuities
First year	939	1,219	3,418	3,393
Renewal	106	66	235	217
	1,045	1,285	3,653	3,610
Life(1)
First year	7	7	20	18
Renewal	185	177	529	523
	192	184	549	541
Total wholesale	1,237	1,469	4,202	4,151
Total Premiums and Deposits	$2,994	$3,358	$9,897	$10,026

(1)	Includes variable, interest-sensitive and traditional life products.

(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for third quarter 2017 were $3.0 billion, a $364 million decrease from $3.4 billion in third quarter 2016, while total first year premiums and deposits decreased $403 million to $1.8 billion in third quarter 2017 from $2.2 billion in third quarter 2016. The annuity line’s first year premiums and deposits decreased $403 million to $1.7 billion principally due to the $280 million and $123 million decrease in sales in the wholesale and retail channels. The decrease in first year annuity sales is primarily due to lower sales of the Company’s SCS and other variable annuity products that do not offer GMxB features, partially offset by higher sales of Retirement Cornerstone®.

Total premiums and deposits for insurance and annuity products for the first nine months of 2017 were $9.9 billion, a $129 million decrease from $10.0 billion in the first nine months of 2016 while total first year premiums and deposits decreased $16 million to $6.2 billion in the first nine months of 2017 from $6.2 billion in the first nine months of 2016. The annuity line’s first year premiums and deposits decreased $14 million to $6.1 billion principally due to the $39 million decrease in sales in the retail channels, partially offset by $25 million increase in wholesale. The decrease in first year annuity sales is primarily due to lower sales of the Company’s SCS and other variable annuity products that do not offer enhanced guaranteed living benefits, partially offset by higher sales of Retirement Cornerstone®. First year premiums and deposits for the life insurance products decreased $2 million, primarily due to a decrease in sales of Indexed universal life insurance products in retail channels.

Surrenders and Withdrawals.
The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.
Surrenders and Withdrawals(1)

	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in millions)
Annuities	$2,258	$1,919	$6,527	$5,943	6.7%	6.5%
Variable and interest-sensitive life	212	188	572	528	3.5%	3.5%
Traditional life	39	46	126	149	2.2%	2.7%
Total	$2,509	$2,153	$7,225	$6,620

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $356 million to $2.5 billion in the third quarter of 2017. There was an increase of $339 million in annuities and a $24 million increase in VISL products surrenders, partially offset by a $7 million decrease in VISL and traditional life insurance products surrenders and withdrawals. The increase in surrenders and withdrawals were in line with expectations and primarily driven by higher surrenders for some of the Company's indexed annuity products as certain of these products have begun to reach the end of their surrender charge period.

Surrenders and withdrawals increased $605 million, from $6.6 billion in the first nine months of 2016 to $7.2 billion in the first nine months of 2017. There was an increase of $584 million in annuities and a $44 million increase in VISL products surrenders and withdrawals, partially offset by a $23 million decrease in traditional life insurance products. The increase in surrenders and withdrawals was in line with expectations and primarily driven by higher surrenders for some of the Company's indexed annuity products as certain of these products have begun to reach the end of their surrender charge period. Partially offsetting the increase in annuity surrenders was the absence of the $558 million of surrenders related to the Company’s 2015 buyback program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts, which expired in the first quarter of 2016.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AB’s operations, for the three and nine months ended September 30, 2017 and 2016.

Investment Management Segment - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues:
Investment advisory and services fees	$544	$490	$1,573	$1,418
Bernstein research services	109	110	331	352
Distribution revenues	106	98	303	288
Other revenues	28	26	87	74
Investment management and service fees	787	724	2,294	2,132
Net investment income (loss)	27	27	89	112
Investment gains (losses), net	—	(1)	—	(1)
Total revenues	814	750	2,383	2,243
Expenses:
Compensation and benefits	338	324	980	947
Distribution related payments	106	96	305	276
Interest expense	2	1	9	2
Other operating costs and expenses	200	146	601	528
Total expenses	646	567	1,895	1,753
Income (loss) from operations before income taxes	$168	$183	$488	$490
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 for the Investment Management Segment
Revenues

Revenues totaled $814 million in third quarter 2017, an increase of $64 million from $750 million in third quarter 2016. The increase is primarily due to $63 million higher Investment management and service fees.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. In third quarter 2017, Investment advisory and services fees totaled $544 million; $54 million higher from the $490 million in third quarter 2016. The increase is principally due to higher base fees of $52 million and an increase of $2 million in performance-based fees. Retail investment advisory and services fees, Private Wealth Management investment advisory and services fee and Institutional investment advisory and services fee increased $34 million, $15 million and $5 million, respectively. The overall increase is primarily due to higher average AUM during the third quarter 2017, as compared to the third quarter 2016.

Bernstein research services had revenues of $109 million in third quarter 2017; a $1 million decrease when compared to third quarter 2016. The decrease was driven by lower client activity in the U.S., partially offset by an increase in client activity in both Europe and Asia and the impact of a weaker U.S. dollar.

Distribution revenues were $106 million in the third quarter 2017, an increase of $8 million as compared to the $98 million revenue in third quarter 2016, as the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. Net investment income totaled $27 million in third quarter 2017 and in third quarter 2016. Higher income of $7 million from AB's private equity investment fund and other consolidated VIE investments and a $4 million gain from the sale of certain software technology to a private start-up company in return for an equity interest in the company was partially offset by $10 million lower income from seed capital investments.

Expenses

The Investment Management segment’s total expenses were $646 million in third quarter 2017, an increase of $79 million from the $567 million in third quarter 2016 principally.

For third quarter 2017, employee compensation and benefits expenses for the Investment Management segment were $338 million, an increase of $14 million as compared to $324 million in third quarter 2016. The increase was primarily attributable to higher incentive compensation of $14 million.

The distribution related payments increased $10 million to $106 million in third quarter 2017 from $96 million in the third quarter 2016 primarily as a result of higher distribution revenues.

The $54 million increase in other operating costs and expenses to $200 million for third quarter 2017 as compared to $146 million in third quarter 2016 was primarily due to a $20 million reserve for a payment AB expects to make to a third-party vendor a result of the early termination of an outsourcing contract relating to AB's trade settlement and reconciliation processes, 19 million higher real estate charges relating to the further consolidation of office space at its New York offices by AB higher promotion and servicing expenses of $11 million and higher expenses related to our consolidated company-sponsored investment funds of $6 million.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 for the Investment Management Segment
Revenues

Revenues totaled $2.4 billion in the first nine months of 2017, an increase of $140 million from $2.2 billion in the first nine months of 2016. The increase is primarily due to $162 million higher Investment management and service fees partially offset by $23 million lower net investment income.

Investment advisory and services fees include base fees and performance-based fees. The increase or decrease in base fees is primarily attributable to an increase or decrease in average AUM. In the first nine months of 2017, Investment advisory and services fees totaled $1.6 billion; $155 million higher from the $1.4 billion in the first nine months of 2016. The increase is principally due to higher base fees of $133 million and an increase of $22 million in performance-based fees. Retail investment advisory and services fees, Private Wealth Management investment advisory and services fee and Institutional investment advisory and services fee increased $89 million, $44 million and $22 million, respectively. The overall increase is primarily due to higher average AUM during the first nine months of 2017, as compared to the first nine months of 2016.

Bernstein research services had revenues of $331 million in the first nine months of 2017; $21 million lower revenues when compared to the first nine months of 2016. The decrease was driven by lower client activity in the U.S., a volume mix shift to electronic trading in Europe and the impact of a stronger U.S. dollar, partially offset by increased client activity in Asia.

Distribution revenues were $303 million in the first nine months of 2017, an increase of $15 million as compared to the $288 million revenue in the first nine months of 2016, as the corresponding average AUM of these mutual funds increased.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances in customers’ brokerage accounts. The $23 million decrease in net investment income to $89 million in the first nine months of 2017 as compared to the $112 million of investment income in the first nine months of 2016 was principally due to $77 million lower income from seed capital investments (in the first nine months of 2016, AB recorded a $65 million investment gain from the sale of an investment holding) partially offset by $57 million higher income from AB's private equity investment fund and other consolidated VIE investments and $4 million gain from the sale of certain software technology to a private start-up company in return for an equity interest in the company.

Expenses

The Investment Management segment’s total expenses were $1.9 billion in the first nine months of 2017, an increase of $142 million from the $1.8 billion in the first nine months of 2016 principally due to $73 million increase in other operating costs and expenses, $33 million higher compensation and benefit expenses and $29 million higher distribution related payments.

For the first nine months of 2017, employee compensation and benefits expenses for the Investment Management segment were $980 million, an increase of $33 million as compared to $947 million in the first nine months of 2016. The increase was primarily attributable to higher incentive compensation of $41 million.

The distribution related payments increased $29 million to $305 million in the first nine months of 2017 from $276 million in the first nine months of 2016 primarily as a result of higher distribution revenues.

Total other operating costs and expenses increased $73 million to $601 million for the first nine months of 2017 compared to $528 million in the first nine months of 2016. The increase was primarily driven by a vendor termination accrual of $20 million, higher expenses related to AB's consolidated company-sponsored investment funds of $19 million, $17 million higher promotion and servicing expenses, and higher real estate charges of $15 million.

FEES AND ASSETS UNDER MANAGEMENT
A breakdown of fees and AUM follows:
Fees and Assets Under Management

			At or For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
FEES
Third party	$523	$473	$1,513	$1,363
General Account and other	14	12	39	35
AXA Financial Insurance Segment Separate Accounts	7	7	21	20
Total Fees	$544	$492	$1,573	$1,418
ASSETS UNDER MANAGEMENT
Assets by Manager
AB
Third party(1)			$446,293	$402,454
General Account and other(2)			55,946	56,161
AXA Financial Insurance Segment Separate Accounts(3)			32,700	31,585
Total AB			534,939	490,200
Insurance Segment
General Account and other(4)			22,167	21,138
AXA Financial Insurance Segment Separate Accounts			86,484	80,941
Total Insurance Segment			108,651	102,079
Total by Account:
Third party			446,293	402,454
General Account and other			78,113	77,299
AXA Financial Insurance Segment Separate Accounts			119,184	112,526
Total Assets Under Management			$643,590	$592,279

(1)
Includes $45.7 billion and $46.5 billion of assets managed on behalf of AXA affiliates at September 30, 2017 and 2016, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)	Includes all General Account and other invested assets of the Company managed by AB as well as General Account investments of other members of the AXA Financial Insurance Segment.

(3)
Includes $1.9 billion and $1.8 billion of MONY America Separate Account assets and $32.7 billion and $31.6 billion of AXA Equitable Separate Accounts managed by AB at September 30, 2017 and 2016, respectively.

(4)
Includes invested assets of the Company not managed by AB, principally cash and short-term investments and policy loans, totaling approximately $18.0 billion and $ 21.1 billion at September 30, 2017 and 2016, respectively, as well as mortgages and equity real estate totaling $11.0 billion and $ 8.8 billion at September 30, 2017 and 2016, respectively.

Fees for assets under management increased 10.9% for the first nine months of 2017 from the comparable period of 2016, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management at September 30, 2017 increased $51.3 billion to $643.6 billion. The $51.3 billion increase at September 30, 2017 as compared to September 30, 2016 primarily resulted from market appreciation and an acquisition of $45.7 billion of AUM, partially offset by net outflows and a $59.4 billion AUM adjustment due to AB’s shift from providing asset management services to consulting services for a client.
Changes in assets under management at AB for the three and nine months ended September 30, 2017 was as follows:

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed -Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(In billions)
Balance as of July 1, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6
Long-term flows:
Sales/new accounts	5.8	0.7	10.4	1.6	0.1	1.4	20.0
Redemptions/terminations	(4.7)	(0.2)	(6.5)	(1.7)	(0.1)	(0.7)	(13.9)
Cash flow/unreinvested dividends	(0.2)	(0.8)	(0.2)	—	(0.1)	(0.3)	(1.6)
Net long-term (outflows) inflows	0.9	(0.3)	3.7	(0.1)	(0.1)	0.4	4.5
Acquisition	—	—	—	—	—	—	—
Market appreciation (depreciation)	6.3	2.5	2.7	0.3	0.1	1.9	13.8
Net change	7.2	2.2	6.4	0.2	—	2.3	18.3
Balance as of September 30, 2017	$131.7	$52.3	$243.0	$39.4	$9.9	$58.6	$534.9
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	15.9	1.1	32.2	5.7	0.1	4.4	59.4
Redemptions/terminations	(13.8)	(1.3)	(22.8)	(4.7)	(1.7)	(2.4)	(46.7)
Cash flow/unreinvested dividends	(1.3)	(2.6)	0.5	—	(0.1)	(0.2)	(3.7)
Net long-term (outflows) inflows	0.8	(2.8)	9.9	1.0	(1.7)	1.8	9.0
Acquisition	—	—	—	—	—	—	—
AUM adjustment (3)	—	—	—	—	—	—	—
Market appreciation (depreciation)	19.0	7.0	12.2	1.5	0.5	5.5	45.7
Net change	19.8	4.2	22.1	2.5	(1.2)	7.3	54.7
Balance as of September 30, 2017	$131.7	$52.3	$243.0	$39.4	$9.9	$58.6	$534.9

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and Retail funds seed capital for which we do not charge an investment management fee from AUM.

Average assets under management at AB by distribution channel and investment services were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
	(In billions)				(In billions)
Distribution Channel:
Institutions	$257.1	$250.0	$7.1	2.8%	$250.1	$244.3	$5.8	2.4%
Retail	181.7	161.5	20.2	12.5%	173.4	157.1	16.3	10.4%
Private Wealth Management	87.8	80.5	7.3	9.1%	85.3	78.5	6.8	8.7%
Total	$526.6	$492.0	$34.6	7.0%	$508.8	$479.9	$28.9	6.0%
Investment Service:
Equity Actively Managed	$128.0	$110.8	$17.2	15.5%	$121.9	$109.1	$12.8	11.7%
Equity Passively Managed(1)	51.1	47.9	3.2	6.7%	49.9	46.2	3.7	8.0%
Fixed Income Actively Managed – Taxable	240.7	230.1	10.6	4.6%	233.4	221.0	12.4	5.6%
Fixed Income Actively Managed – Tax-exempt	39.6	37.7	1.9	5.0%	38.5	35.9	2.6	7.2%
Fixed Income Passively Managed(1)	9.9	11.6	(1.7)	(14.7)%	10.4	10.9	(0.5)	(4.6)%
Other(2)	57.3	53.9	3.4	6.3%	54.7	56.8	(2.1)	(3.7)%
Total	$526.6	$492.0	$34.6	7.0%	$508.8	$479.9	$28.9	6.0%

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

GENERAL ACCOUNT INVESTMENT PORTFOLIO
The General Account Investment Assets (“GAIA”) portfolio and investment results support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our GAIA portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks.
The GAIA portfolio consists largely of investment grade fixed maturities and short-term investments, commercial and agricultural mortgage loans, below investment grade fixed maturities, alternative investments and other instruments. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, mortgage-backed securities and asset-backed securities.
As part of our asset and liability management strategies, we maintain a weighted average duration for our GAIA portfolio that is within an acceptable range of the estimated duration of our liabilities given our risk appetite and hedging programs. The GAIA portfolio includes credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. In addition, from time to time we use derivatives for hedging purposes to reduce our exposure to equity markets, interest rates and credit spreads.
Investment portfolios are primarily managed by legal entity with dedicated portfolios for certain blocks of business. For portfolios that back multiple product groups, investment results are allocated to business segments.
The following table reconciles the consolidated balance sheet asset and liability amounts to GAIA.
General Account Investment Assets
September 30, 2017

	GAIA	Other(1)	Balance Sheet Total
	(in millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$32,827	$473	$33,300
Mortgage loans on real estate	10,605	—	10,605
Policy Loans	3,322	—	3,322
Real Estate held for production of income	375	16	391
Other equity investments	1,248	89	1,337
Other invested assets	—	2,515	2,515
Sub-total investments	48,377	3,093	51,470
Trading Securities	11,396	657	12,053
Total investments	59,773	3,750	63,523
Cash and cash equivalents	3,092	1,098	4,190
Repurchase and funding agreements(2)	(4,045)	—	(4,045)
Total	$58,820	$4,848	$63,668

(1)
Assets listed in the “Other” category principally consist of our loans to affiliates and other miscellaneous assets or liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account and which are not managed as part of GAIA, including: (i) related accrued income or expense, (ii) certain reclassifications and intercompany adjustments, (iii) certain trading securities that are associated with hedging programs for variable annuity products with guarantee features, (iv) assets and income of AB and (v) for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)
Includes Securities purchased under agreements to resell, Securities sold under agreements to repurchase and Federal Home Loan Bank funding agreements which are reported in policyholders’ account balances.

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended September 30,
	2017		2016
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities:
Investment grade
Income (loss)	4.28%	$339	4.21%	$353
Ending assets		31,302		33,206
Below investment grade
Income	8.42%	32	6.12%	24
Ending assets		1,525		1,642
Mortgages:
Income (loss)	4.31%	113	4.97%	106
Ending assets		10,605		8,710
Other Equity Investments:
Income (loss)	13.53%	41	6.81%	22
Ending assets		1,248		1,290
Policy Loans:
Income	6.09%	51	6.05%	53
Ending assets		3,322		3,475
Cash and Short-term Investments:
Income	0.33%	3	0.28%	3
Ending assets		3,092		2,911
Real Estate Held for Production of Income
Interest expense and other	0.18%	1	—%	—
Ending liabilities		375		45
Repurchase and Funding agreements:
Interest expense and other		(20)		(17)
Ending assets (liabilities)		(4,045)		(2,622)
Total Invested Assets:
Income	4.70%	560	4.66%	544
Ending assets		47,424		48,657
Trading Securities:
Income	3.16%	86	1.09%	22
Ending assets		11,396		8,401
Total:
Investment Income	4.42%	646	4.15%	566
Less: investment fees	(0.12)%	(17)	(0.12)%	(17)
Investment Income, Net	4.30%	$629	4.03%	$549
Ending Net Assets		$58,820		$57,058

	Nine Months Ended September 30,				Year Ended December 31, 2016
	2017		2016
	Yield	Amount	Yield	Amount
	(Dollars in millions)
Fixed Maturities:
Investment grade
Income (loss)	4.10%	$973	4.09%	$991	$1,379
Ending assets		31,302		34,848	31,479
Below investment grade
Income	7.49%	87	6.68%	78	109
Ending assets		1,525		1,642	1,590
Mortgages:
Income (loss)	4.44%	340	5.98%	360	462
Ending assets		10,605		8,710	9,712
Other Equity Investments:
Income (loss)	12.47%	120	4.10%	40	62
Ending assets		1,248		1,290	1,281
Policy Loans:
Income	5.99%	153	6.00%	156	210
Ending assets		3,322		3,475	3,465
Cash and Short-term Investments:
Income	0.36%	7	0.29%	9	11
Ending assets		3,092		2,911	2,088
Real Estate Held for Production of Income:
Interest expense and other	0.53%	2	—%	—	2
Ending assets (liabilities)		375		45	45
Repurchase and Funding agreements:
Interest expense and other		(52)		(15)	(27)
Ending (liabilities)		(4,045)		(2,622)	(3,730)
Total Invested Assets:
Income	4.60%	1,630	4.68%	1,619	2,208
Ending assets		47,424		50,299	45,930
Trading Securities:
Income	3.33%	251	3.03%	164	49
Ending assets		11,396		8,401	8,629
Total:
Investment Income	4.38%	1,881	4.39%	1,783	2,257
Less: investment fees	(0.11)%	(49)	(0.11)%	(46)	(60)
Investment Income, Net	4.27%	$1,832	4.28%	$1,737	$2,197
Ending Net Assets		$58,820		$58,700	$54,559
Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The below investment grade securities in the GAIA portfolio consist of “fallen angels”, originally purchased as investment grade, as well as short duration public high yield and loans to middle market companies. At September 30, 2017, 75.0% of the fixed maturity portfolio was publicly traded. At September 30, 2017 the General Account had a $0.3 million exposure to the sovereign debt of Italy, a $0.6 million exposure to Puerto Rico and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

The decrease in the book yield for the nine months ended September 30, 2017 when compared to the comparable 2016 period was primarily due to the absence of loan prepayment income from an affiliate in third quarter of 2016.

Fixed Maturities by Industry
The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.
Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
At September 30, 2017:
Corporate Securities:
Finance	$5,167	$206	$8	$5,365
Manufacturing	5,634	276	19	5,891
Utilities	3,196	205	11	3,390
Services	2,918	128	15	3,031
Energy	1,478	97	11	1,564
Retail and wholesale	1,010	35	7	1,038
Transportation	661	47	2	706
Other	137	10	—	147
Total corporate securities	20,201	1,004	73	21,132
U.S. government and agency	10,827	473	379	10,921
Commercial mortgage-backed	280	8	26	262
Residential mortgage-backed(2)	249	16	—	265
Preferred stock	457	48	1	504
State & municipal	414	67	—	481
Foreign governments	369	29	5	393
Asset-backed securities	30	1	1	30
Total	$32,827	$1,646	$485	$33,988
At December 31, 2016
Corporate Securities:
Finance	$4,764	$150	$20	$4,894
Manufacturing	5,525	249	40	5,734
Utilities	3,395	201	24	3,572
Services	3,095	133	22	3,206
Energy	1,383	70	15	1,438
Retail and wholesale	1,017	34	9	1,042
Transportation	748	50	6	792
Other	74	3	—	77
Total corporate securities	20,001	890	136	20,755
U.S. government and agency	10,724	221	624	10,321
Commercial mortgage-backed	415	28	72	371
Residential mortgage-backed(2)	294	20	—	314
Preferred stock	519	45	10	554
State & municipal	432	63	2	493
Foreign governments	375	29	14	390
Asset-backed securities	51	10	1	60
Total	$32,811	$1,306	$859	$33,258

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.2 billion, or 3.5% of the total fixed maturities at September 30, 2017 and $1.2 billion, or 3.5%, of the total fixed maturities at December 31, 2016. Gross unrealized losses on public and private fixed maturities decreased from $859 million at December 31, 2016 to $485 million at September 30, 2017. Below investment grade fixed maturities represented 5.8% and 5.2% of the gross unrealized losses at September 30, 2017 and December 31, 2016, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in third quarter 2017 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Account's public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
At September 30, 2017:
1	Aaa, Aa, A	$17,981	$921	$411	$18,491
2	Baa	6,135	427	12	6,550
	Investment grade	24,116	1,348	423	25,041

3	Ba	293	6	2	297
4	B	129	1	2	128
5	C and lower	2	—	—	2
6	In or near default	13	—	4	9
	Below investment grade	437	7	8	436
Total Public Fixed Maturities		$24,553	$1,355	$431	$25,477

At December 31, 2016
1	Aaa, Aa, A	$17,819	$653	$696	$17,776
2	Baa	6,303	367	41	6,629
	Investment grade	24,122	1,020	737	24,405
3	Ba	345	6	—	351
4	B	132	1	1	132
5	C and lower	—	—	—	—
6	In or near default	15	1	1	15
	Below investment grade	492	8	2	498
Total Public Fixed Maturities		$24,614	$1,028	$739	$24,903

(1)	At September 30, 2017 and 2016, no securities had been categorized based on expected NAIC Designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Account's private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At September 30, 2017:
1	Aaa, Aa, A	$4,066	$140	$24	$4,182
2	Baa	3,489	144	10	3,623
	Investment grade	7,555	284	34	7,805
3	Ba	392	3	5	390
4	B	307	2	13	296
5	C and lower	15	—	2	13
6	In or near default	5	2	—	7
	Below investment grade	719	7	20	706
Total Private Fixed Maturities		$8,274	$291	$54	$8,511

At December 31, 2016:
1	Aaa, Aa, A	$3,913	$149	$54	$4,008
2	Baa	3,623	123	23	3,723
	Investment grade	7,536	272	77	7,731
3	Ba	491	3	14	480
4	B	128	1	9	120
5	C and lower	28	1	12	17
6	In or near default	14	1	8	7
	Below investment grade	661	6	43	624
Total Private Fixed Maturities		$8,197	$278	$120	$8,355

(1)
Includes, as of September 30, 2017 and December 31, 2016, respectively, 9 securities with amortized cost of $145 million (fair value, $145 million) and 12 securities with amortized cost of $190 million (fair value, $180 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Account's public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At September 30, 2017:
1	Aaa, Aa, A	$10,058	$470	$34	$10,494
2	Baa	9,056	520	21	9,555
	Investment grade	19,114	990	55	20,049

3	Ba	677	9	7	679
4	B	397	3	11	389
5	C and lower	12	—	—	12
6	In or near default	1	2	—	3
	Below investment grade	1,087	14	18	1,083
Total Corporate Fixed Maturities		$20,201	$1,004	$73	$21,132

At December 31, 2016:
1	Aaa, Aa, A	$9,593	$432	$70	$9,955
2	Baa	9,353	444	50	9,747
	Investment grade	18,946	876	120	19,702
3	Ba	828	9	14	823
4	B	214	2	1	215
5	C and lower	13	1	1	13
6	In or near default	—	2	—	2
	Below investment grade	1,055	14	16	1,053
Total Corporate Fixed Maturities		$20,001	$890	$136	$20,755

(1)
Includes, as of September 30, 2017 and December 31, 2016, respectively, 9 securities with amortized cost of $145 million (fair value, $145 million) and 12 securities with amortized cost of $190 million (fair value, $180 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At September 30, 2017, the amortized cost and fair value of asset backed securities held were $30 million and $30 million, respectively. At December 31, 2016, those amounts were $51 million and $60 million, respectively.

Commercial Mortgage-backed Securities
The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).
Commercial Mortgage-Backed Securities
September 30, 2017

	Moody’s Agency Rating					Total	Total at December 31, 2016
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(in millions)
At amortized cost:
2004 and Prior Years	$9	$1	$1	$5	$19	$35	$49
2005	2	4	5	10	78	99	136
2006	—	—	30	5	70	105	158
2007	—	—	—	—	41	41	72
Total CMBS	$11	$5	$36	$20	$208	$280	$415
At fair value:
2004 and Prior Years	$9	$1	$1	$5	$18	$34	$48
2005	2	4	5	10	75	96	135
2006	—	—	30	4	58	92	122
2007	—	—	—	—	39	39	65
Total CMBS	$11	$5	$36	$19	$190	$261	$370
Mortgages
Investment Mix
At September 30, 2017 and December 31, 2016, respectively, approximately 18.1% and 17.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated. A portion of the funds used to originate new mortgage loans were received from the issuance of long-term funding agreements to the FHLBNY.

	September 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans	$8,084	$7,264
Agricultural mortgage loans	2,529	2,501
Total Mortgage Loans	$10,613	$9,765

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account's investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	September 30, 2017		December 31, 2016
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
By Region:
U.S. Regions:
Pacific	$3,208	30.2%	$2,760	28.3%
Middle Atlantic	2,888	27.2	2,671	27.4
East North Central	1,002	9.4	818	8.4
South Atlantic	939	8.9	1,069	10.9
West North Central	742	7.0	713	7.3
Mountain	706	6.7	725	7.4
West South Central	478	4.5	448	4.6
New England	461	4.3	371	3.8
East South Central	189	1.8	190	1.9
Total Mortgage Loans	$10,613	100.0%	$9,765	100.0%
By Property Type:
Office	$3,490	32.9%	$3,249	33.3%
Multi-family loans	2,833	26.7	2,439	25.0
Agricultural	2,529	23.8	2,501	25.6
Retail stores	648	6.1	585	6.0
Hospitality	418	4.0	416	4.3
Industrial buildings	407	3.8	453	4.6
Other	288	2.7	122	1.2
Total Mortgage Loans	$10,613	100.0%	$9,765	100.0%
At September 30, 2017, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The following table provides information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of September 30, 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
September 30, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,011	$141	$610	$578	$300	$33	$2,673
50% - 70%	4,212	611	1,261	750	356	49	7,239
70% - 90%	170	—	196	258	50	—	674
90% plus	—	—	27	—	—	—	27
Total Commercial and Agricultural Mortgage Loans	$5,393	$752	$2,094	$1,586	$706	$82	$10,613

(1)	The debt service coverage ratio is calculated using actual results from property operations.
The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2017.
Mortgage Loans by Year of Origination

	September 30, 2017
Year of Origination	Amortized Cost	% of Total
	(Dollars in millions)
2017	$1,603	15.1%
2016	3,270	30.8%
2015	1,522	14.3%
2014	1,194	11.3%
2013	1,484	14.0%
2012 and prior	1,540	14.5%
Total Mortgage Loans	$10,613	100.0%

At September 30, 2017 and December 31, 2016, respectively, $27 million and $6 million of mortgage loans were classified as problem loans while $27 million and $60 million were classified as potential problem loans and $0 million and $15 million were classified as restructured loans. During second quarter 2017, the Company sold the property previously considered a TDR mortgage loan. As of September 30, 2017, no mortgage loan on the Company balance sheet were considered a TDR.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2017 and 2016.

	2017	2016
Allowance for credit losses:	(in millions)
Beginning Balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	(2)
Provision	—	4
Ending Balance, September 30,	$8	$8
Ending Balance, September 30,:
Individually Evaluated for Impairment	$8	$8
Other Equity Investments
At September 30, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 89.6% of total other equity investments. These interests, which represent 2.0% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	September 30, 2017	December 31, 2016
	(in millions)
Common stock	$135	$113
Joint ventures and limited partnerships:
Private equity	820	823
Hedge funds	195	221
Real estate related	150	158
Total Other Equity Investments	$1,300	$1,315

Derivatives
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan approved by the NYDFS. Derivatives are generally not accounted for using hedge accounting. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return swaps on equity, bond and Treasury indices, total return swaps on single U.S. Treasury Securities, interest rate swaps bond and bond-index total return swaps, swaptions, variance swaps, equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging.

Derivatives used to hedge exposure to variable annuity products with GMxB features
The Company has issued and continues to offer certain variable annuity products with GMxB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMLB features is that under-performance of the financial markets could result in the GMLB and other features’ benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal policyholder election rates and other behaviors. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.
Derivatives used to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options
The Company hedges crediting rates in SCS, SIO in the EQUI-VEST variable annuity series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.
Other derivatives based hedges
From time to time and depending on market and other conditions the Company hedges additional risks not otherwise covered by our variable annuity product hedge programs. Such hedge programs include:

•	the net duration of our General Account economic liability and assets;

•	expected income from fees on Separate Account AUM against declines in equity markets;

•	the economic impact of lower interest-rates on expected variable annuity product sales;

•	the equity exposure of General Account assets; and

•	the credit exposure of General Account assets.

Derivatives utilized for General Account investment portfolio

The Company maintains a strategy in our General Account investment portfolio to replicate the exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines. Examples include corporate bond exposure replicated through the sale of credit default swaps together with the purchase of a Treasury bond and Treasury bond exposure replicated through the sale of an asset swap and the purchase of the bond referenced in the asset swap.

These asset swaps, when considered in combination with the bonds, result a yield higher than a term-equivalent U.S. Treasury bond.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At or For the Nine Months Ended September 30, 2017
		Fair Value		Gains (Losses) Reported in Net Income (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$3,769	$—	$—	$(501)
Swaps	4,225	—	162	(591)
Options	16,294	2,760	1,243	831
Interest rate contracts:(1)
Swaps	19,856	271	242	523
Futures	9,133	—	—	28
Credit contracts:(1)
Credit default swaps	3,118	35	4	17
Other freestanding contracts:(1)
Foreign currency contracts	1,122	14	6	(39)
Margin	—	42	—	—
Collateral	—	13	1,442	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,933	—	537
GMxB derivative features liability(2,4)	—	—	4,375	1,151
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,437	(562)
Total	$57,517	$14,068	$8,911	$1,394

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category

	At December 31, 2016			Gains (Losses) Reported In Net Earnings (Loss) September 30, 2016
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,983	$—	$—	$(578)
Swaps	3,439	13	66	(185)
Options	11,465	2,114	1,154	435
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,892	245	1,162	1,462
Futures	6,926	—	—	(23)
Credit contracts:(1)
Credit default swaps	2,712	19	14	10
Other freestanding contracts:(1)
Foreign currency contracts	549	48	1	(10)
Margin	—	107	6	—
Collateral	—	712	748	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,309	—	2,543
GMxB derivative features liability(2,4)	—	—	164	(117)
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	887	(441)
Total	$50,466	$13,578	$4,202	$3,100

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
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
The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities	$(12)	$(3)	$(13)	$21
Other equity investments	—	(1)	3	(3)
Other	—	(1)	1	(2)
Total	$(12)	$(5)	$(9)	$16
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$2	$10	$48	$122
Other	—	—	—	—
Total gross realized investment gains	2	10	48	122
Gross realized investment losses:
Other-than-temporary impairments recognized in income (loss)	—	(10)	(13)	(35)
Gross losses on sales and maturities	(14)	(3)	(48)	(66)
Total gross realized investment losses	(14)	(13)	(61)	(101)
Total	$(12)	$(3)	$(13)	$21

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Net income (loss) by asset type.
Other-Than-Temporary Impairments Recorded in Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Fixed Maturities:
Public fixed maturities	$—	$—	$—	$(17)
Private fixed maturities	—	(10)	(13)	(18)
Total fixed maturities securities	—	(10)	(13)	(35)
Equity securities	—	—	—	—
Total	$—	$(10)	$(13)	$(35)
For the third quarters of 2017 and 2016, OTTI on fixed maturities recorded in net income (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in income (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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
Analysis of Consolidated Statement of Cash Flows

Cash and cash equivalents of $4.2 billion at September 30, 2017 increased $1.2 billion from $3.0 billion at December 31, 2016.

Net cash provided in operating activities was $1.0 billion in the first nine months of 2017, $1.2 billion higher than the $165 million net cash used in operating activities in the first nine months of 2016. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.

Net cash used in investing activities was $5.2 billion in the first nine months of 2017; $1.1 billion higher than the $4.1 billion net cash used in investing activities in the first nine months of 2016. The increase was principally due to $1.9 billion higher cash outflows from cash settlement related to derivatives and the absence of inflows from loans to affiliates of $383 million included in first nine months of 2016 and by $338 million higher net purchases of short-term investments, partially offset by $1.8 billion lower net purchase of investments in the first nine months of 2017 as compared to the first nine months of 2016.

Cash flows provided by financing activities were $5.5 billion in the first nine months of 2017; $531 million lower than the $4.9 billion net cash provided by financing activities in the first nine months of 2016. The impact of the net deposits to policyholders’ account balances was $4.9 billion and $5.7 billion in the first nine months of 2017 and 2016, respectively. Change in collateralized pledged assets and liabilities decreased $1.4 billion in the first nine months of 2017, compared to a decrease of $138 million in the first nine months of 2016. During the first nine months of 2017, the Company had net cash outflows of $159 million related to repurchase and reverse repurchase agreements compared to cash inflows of $332 million in the first nine months of 2016.

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

General Account Annuity Reserves and Deposit Liabilities

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Not subject to discretionary withdrawal provisions	$2,998	13.0%	$2,773	12.4%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.1%	29	0.1%
At contract value, less surrender charge of 5% or more	955	4.2%	1,174	5.2%
Subtotal	986	4.3%	1,203	5.3%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	19,043	82.7%	18,427	82.3%
Total Annuity Reserves And Deposit Liabilities	$23,027	100.0%	$22,403	100.0%
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
The Insurance segment’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade corporate bonds with fixed maturities is available to meet AXA Equitable’s liquidity needs.
Off-Balance Sheet Transactions. At September 30, 2017 and December 31, 2016, the Insurance segment was not a party to any off-balance sheet transactions other than those guarantees and commitments described in in notes 10 and 16 of the notes to the Consolidated Financial Statements in the 2016 Form 10-K.
Funding and repurchase agreements. As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings.  AXA Equitable may also issue funding agreements to the FHLBNY.  Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. At September 30, 2017 and December 31, 2016, AXA Equitable had $2.7 billion and $2.2 billion respectively, of outstanding funding agreements with the FHLBNY. During the third quarter of 2017, AXA Equitable issued an additional $477 million of funding agreements to the FHLBNY in order to increase investments in commercial mortgage loans. At September 30, 2017 and December 31, 2016, the total outstanding balance of repurchase agreements was $1.8 billion and $2.0 billion, respectively.  The Company utilized these funding and repurchase agreements for cash management, asset liability management and spread lending purposes.
Affiliated loans. As of September 30, 2017 and December 31, 2016, AXA Equitable had $703 million of outstanding loans to affiliates.
Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily related to reinsurance as well as $719 million and $709 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2017.

For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.
Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of New York domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At September 30, 2017, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.
The Company currently reinsures to AXA Arizona, an indirect, wholly owned subsidiary of AXA Financial, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims.  AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.9 billion at September 30, 2017) and/or letters of credit ($3.7 billion at September 30, 2017). These letters of credit are guaranteed by AXA. Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.
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
In furtherance of AXA’s previously announced intention to pursue an IPO of our indirect parent company, AXA Equitable Holdings, the Company intends to effect the GMxB Unwind prior to the completion of the IPO. For additional details on the GMxB Unwind, see "Executive Overview - Reinsurance Ceded - AXA Arizona".
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
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York State Insurance Law, a domestic life insurer may pay an ordinary dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit the Company to pay shareholder dividends not exceeding $1.2 billion during 2017. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS, which then has 30 days to disapprove the distribution. In second quarter 2017, the Company agreed with the NYDFS that, until it files with the NYDFS a plan with respect to the management of its variable annuity business ceded to AXA Arizona and has fully implemented such plan, any ordinary shareholder dividends it seeks to pay will be subject only to Section 4207(a)(2) of the New York Insurance Law which requires the Company to provide the NYDFS with notice and opportunity to disapprove the ordinary shareholder dividend. In the first nine months of 2017 and 2016, AXA Equitable paid $500 million of shareholder cash dividends to its parent AXA Equitable Financial Services, LLC; no dividends were paid in the first nine months of 2017.
For the third quarter and first nine months of 2017 and 2016, respectively, AXA Equitable’s statutory net income (loss) totaled $59 million, $205 million, $448 million and $883 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $6.4 billion and $5.3 billion at September 30, 2017 and December 31, 2016, respectively.

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
At September 30, 2017 and December 31, 2016, respectively, AB had $297 million and $513 million, outstanding under its commercial paper program.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB’s management expects to draw on the AB Credit Facility from time to time. As of September 30, 2017 and December 31, 2016, AB had no amounts outstanding under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2017, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
As of September 30, 2017 and December 31, 2016, AB had no amounts outstanding under the AB Credit Facility. During the first nine months of 2017, AB did not draw upon the AB Credit Facility.
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
In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit AB to borrow up to an aggregate of approximately $225 million while one line has no stated limit. As of September 30, 2017 and December 31, 2016, SCB LLC had $4 million and $4 million in bank loans outstanding at weighted average interest rates of approximately 1.3% and 1.1% respectively.

SUPPLEMENTARY INFORMATION
The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See note 11 of the notes to the Consolidated Financial Statements included herein and AXA Equitable’s 2016 Form 10-K as well as AB’s Report on Form 10-K for the year ended December 31, 2016 for information on related party transactions.

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
See note 2 to the notes to the Consolidated Financial Statements included herein.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2016 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

During the quarter ended September 30, 2017, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that the Company does not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features. As a result of this material weakness, errors were identified in future policy benefits and deferred policy acquisition costs balances. This resulted in misstatements in the Company’s previously issued 2017 quarterly information, as well as annual financial statements as of and for the years ended December 31, 2016, 2015 and 2014, including quarterly information reported in those periods, that were not considered material. Until remedied, this material weakness could result in a misstatement of the Company’s future policy benefits and deferred policy acquisition costs balances or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.

Due to this material weakness, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017. In addition, they concluded that the material weakness identified during the quarter ended September 30, 2017 also existed at the end of 2016 and therefore that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

The Company is currently in the process of remediating this material weakness by taking steps to validate all existing actuarial models and valuation systems. These steps include verifying inputs and unique algorithms, ensuring alignment with documented accounting standards and verifying that assumptions used in the Company’s models are consistent with documented assumptions. The remediation efforts are being performed by the Company’s internal model risk team (which is separate from the Company’s modeling and valuation teams), as supported by third party firms. The Company will continue to enhance controls to ensure that its models are re-validated on a fixed calendar schedule and that new model changes and product features are tested through the Company’s internal model risk team prior to adoption within its models and systems. Although management plans to complete this remediation process as quickly as possible, the Company cannot at this time estimate how long it will take. See “Risk Factors” in Part II, Item 1A.

Changes in Internal Control Over Financial reporting

As described above, the Company has designed and implemented additional controls in connection with its remediation plan. Other than these additional controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 11 to the consolidated financial statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2016 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). These risks could materially affect our business, consolidated results of operations or financial condition. The following new risk factor supplements our risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Part I, Item 1A in our 2016 Form 10-K.
During the course of preparing our financial statements for the quarter ended September 30, 2017, we identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, we may be unable to report our financial condition or results of operations accurately or on a timely basis.
During the quarter ended September 30, 2017, we identified a material weakness in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Our management has concluded that we do not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features. As a result of this material weakness, errors were identified in future policy benefits and deferred policy acquisition costs balances. This resulted in misstatements in our previously issued annual and interim financial statements that were not considered material. Until remedied, this material weakness could result in a misstatement of our future policy benefits and deferred policy acquisition costs balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
We are currently in the process of remediating this material weakness by taking steps to validate all existing actuarial models and valuation systems. These steps include verifying inputs and unique algorithms, ensuring alignment with documented accounting standards and verifying that assumptions used in our models are consistent with documented assumptions. The remediation efforts are being performed by our internal model risk team (which is separate from our modeling and valuation teams), as supported by third party firms. We will continue to enhance controls to ensure that our models are re-validated on a fixed calendar schedule and that new model changes and product features are tested through our internal model risk team prior to adoption within our models and systems. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take.
If we fail to remediate effectively this material weakness in our control environment, or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or report them within the timeframes required by the SEC. If this were the case, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. See "Controls and Procedures" in Part I, Item 4.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $176,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,400. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

Additionally, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Iranian Embassy in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

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

The aggregate annual premium for the above-referenced insurance policies is approximately $559,912, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $83,937, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

Item 6.    Exhibits

Number	Description and Method of Filing

18.1	Preferability Letter from PricewaterhouseCoopers, LLP for Accounting Principle Changes

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL Instant Document (IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: November 20, 2017		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller