Form 10-Q/A
period 2017-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2017-11-21
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2017, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 201 of Regulation S-T, which extends the date by which the interactive data file is required to be submitted by six business days.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.    Exhibits

Number		Description and Method of Filing

18.1	(1)	Preferability Letter from PricewaterhouseCoopers, LLP for Accounting Principle Changes

31.1	(1)	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(1)	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
(1) Incorporated by reference to Quarterly Report on Form 10-Q for quarterly period ended September 30, 2017, submitted on November 20, 2017

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

5