Form 10-K
period 2017-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2018-04-11
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2017.
As of April 11, 2018, 2,000,000 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
This Form 10-K does not incorporate any documents by reference.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “would,” “could,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries. The term “AB” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership. There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations or financial condition, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	Adverse conditions in the global capital markets and the economy, including equity market declines, interest rate fluctuations and market conditions, and the ability to meet our liquidity needs;

•	Variable annuity guaranteed benefits features within certain of our products;

•	Inadequacy of our reinsurance and hedging programs to protect us against the full extent of the exposure or losses we seek to mitigate;

•	Competition from other insurance companies, banks, asset managers and other financial institutions;

•
Risks related to our Investment Management and Research segment, including significant fluctuations in AB’s assets under management (“AUM”), the industry-wide shift from actively-managed investment services to passive services, termination of investment advisory agreement, inability to deliver consistent performance, the quantitative models AB uses in certain of its investment services containing errors, and fluctuations in exchange rates;

•	Inability of our affiliates to recruit, motivate and retain experienced and productive financial professionals and our inability to recruit, motivate and retain key employees;

•	The amount of statutory capital we have and must hold to meet our statutory capital requirements and our financial strength and credit ratings varying significantly from time to time;

•
Operational failures, failure of information systems or failure to protect the confidentiality of customer information, including by service providers, or losses due to defaults, errors or omissions by third parties and affiliates;

•	Risks related to strategic transactions;

•	The occurrence of a catastrophe, including natural or man-made disasters and failure of insurance that we maintain to fully cover all potential exposures;

•	Failure to protect our intellectual property and infringement claims by a third party;

•
Our investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, being subject to termination or non-renewal on short notice;

•	Failure of our insurance to fully cover potential exposures;

•	Changes in accounting standards;

•	Various international risks and increased compliance and regulatory risks and costs due to certain of our administrative operations and offices being located internationally;

•
Our counterparties’ requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets and changes in the actual or perceived soundness or condition of other financial institutions and market participants;

•	Gross unrealized losses on fixed maturity and equity securities, illiquid investments and defaults on investments, including mortgage loans;

•
Changes to policyholder behavior assumptions under the contracts reinsured to our affiliated captives, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives;

•	The failure to administer or meet any of the complex product and regulatory requirements of our retirement and protection products;

•	Changes in statutory reserve or other requirements;

•	A downgrade in our financial strength and claims-paying ratings;

•	Consolidation of or a loss of, or significant change in, key product distribution relationships;

•	The failure of our risk management policies and procedures to be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks;

•	Inadequate reserves due to differences between our actual experience and management’s estimates and assumptions;

•	Mortality, longevity and morbidity rates or persistency rates differing significantly from our pricing expectations;

•	The acceleration of the amortization of deferred acquisition costs (“DAC”);

•	Financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain and which may contain errors;

•	Subjective determination of the amount of allowances and impairments taken on our investments;

•	Changes in the partnership structure of AB Holding and AB or changes in the tax law governing partnerships;

•	U.S. federal and state legislative and regulatory action affecting financial institutions and changes in supervisory and enforcement policies;

•	The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the "Tax Reform Act"), could have adverse or uncertain impacts;

•	Future changes in U.S. tax laws and regulations or interpretations thereof;

•	Adverse outcomes of legal or regulatory actions;

•	Conflicts of interest that arise because our controlling stockholder and its affiliates have continuing agreements and business relationships with us; and

•
If our remediation of the material weakness in our internal control over financial reporting is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis and the price of our common stock may be materially adversely affected.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

Part I, Item 1.
BUSINESS
As used in this Form 10-K, the term “AXA Equitable” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation established in 1859, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the terms “Company,” “we,” “our” and “us” refer to AXA Equitable and its consolidated subsidiaries. The term “Holdings” refers to AXA Equitable Holdings, Inc., a Delaware corporation. The term “AXA Distributors” refers to our subsidiary, AXA Distributors, LLC, a Delaware limited liability company, “AXA Advisors” refers to our affiliate, AXA Advisors, LLC, a Delaware limited liability company, “AXA Network” refers to our affiliate, AXA Network, LLC, a Delaware limited liability company and its subsidiary, “AXA Equitable FMG” refers to our subsidiary, AXA Equitable Funds Management Group, LLC, a Delaware limited liability company and “AXA RE Arizona” refers to our affiliate, AXA RE Arizona Company, an Arizona corporation. The term “AB” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership. The term “MONY America” refers to our affiliate, MONY Life Insurance Company of America, an Arizona life insurance corporation and wholly owned subsidiary of AXA Financial. The term “AXA” refers to AXA S.A., a société anonyme organized under the laws of France. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s separate accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the separate account investment assets of AXA Equitable excluding the assets held in those separate accounts on which AXA Equitable bears the investment risk.

GENERAL

We are one of America’s leading financial services companies, providing (i) advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations and (ii) a wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients worldwide.

On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, Holdings, through a proposed initial public offering (the “Holdings IPO”) in the first half of 2018.  On November 13, 2017, Holdings filed a Form S-1 registration statement with the Securities and Exchange Commission (the “SEC”). The completion of the proposed Holdings IPO will depend on, among other things, the SEC filing and review process and customary regulatory approvals, as well as market conditions.  There can be no assurance that the proposed Holdings IPO will occur on the anticipated timeline or at all.

SEGMENT INFORMATION

In the fourth quarter of 2017, we completed the reorganization of our segment presentation into an expanded segment structure to enhance transparency and accountability. We believe that the additional segments will enhance the transparency of our financial results. We have modified the presentation of our business segment results to reflect our new operating structure and prior periods’ presentation has been revised to conform to the new segment structure.

We now manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other.

Individual Retirement. We are a leading provider of variable annuity products, which primarily meet the needs of individuals saving for retirement or seeking retirement income by allowing them to invest in various markets through underlying investment options.
Group Retirement. We offer tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.
Investment Management and Research. We are a leading provider of diversified investment management, research and related services to a broad range of clients around the world.
Protection Solutions. We focus on attractive protection segments such as variable universal life (“VUL”) insurance and indexed universal life (“IUL”) insurance and recently entered the employee benefits business.

Corporate and Other. Corporate and Other includes certain of our financing and investment expenses. It also includes: the closed block of life insurance (the “Closed Block”), run-off group pension business, run-off health business, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense.
The following table presents Operating earnings (loss) by segment and Corporate and Other, as well as Non-GAAP Operating Earnings, for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$1,230	$1,026	$911
Group Retirement	287	173	166
Investment Management and Research	139	108	136
Protection Solutions	210	105	108

Corporate and Other	(121)	(95)	(156)

Non-GAAP Operating Earnings	$1,745	$1,317	$1,165

For further information on our segments and Non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations by Segment” and Note 18 of Notes to Consolidated Financial Statements.
Individual Retirement
Our Individual Retirement segment is a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product.
We principally focus on selling three variable annuity products, each of which provides policyholders with distinct benefits, features and return profiles. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through AXA Advisors and a wide network of approximately 600 third-party firms, including banks, broker-dealers and insurance partners, reaching more than 100,000 advisors.
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects guaranteed minimum death benefits (“GMDB”) and/or guaranteed minimum living benefits (“GMLB,” and together with GMDB, “GMxB features”) in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations.
Certain variable annuity products offer one or more GMxB features in addition to the standard return of premium death benefit guarantee. GMxB features (other than the return of premium death benefit guarantee) provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals (i.e., the benefit base), thus guarding against a downturn in the markets. The rate of this return may increase the specified benefit base at a guaranteed minimum rate that is fixed at issue (i.e., a fixed roll-up rate) or may increase the benefit base at a rate that varies with a specified index rate, subject to a cap and floor (i.e., a floating roll-up rate). GMxB riders must be chosen by the policyholder no later than at the issuance of the contract.
GMLBs principally include guaranteed minimum income benefits (“GMIB”) and guaranteed income benefits (“GIB”). Variable annuities may also offer a guaranteed minimum accumulation benefit (“GMAB”) or a guaranteed withdrawal benefit for life (“GWBL”) rider. A GMIB is an optional benefit where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying account value (“AV”). A GMDB is an optional benefit that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant. A GIB is an optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero. A GWBL is an optional benefit where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance. “GMxB” is a general reference to all forms of variable annuity guaranteed benefits.

Products
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering, ordered below according to sales volume for the year ended December 31, 2017, includes:
Structured Capital Strategies ("SCS"). Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or exchanged traded funds (“ETFs”), subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we have introduced on some versions.
Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to over 100 funds with annuitization benefits based solely on non-guaranteed account investment performance and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life, with a choice between two floating roll-up rate options.
Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. Investment Edge does not offer any GMxB features other than an optional return of premium death benefit.
Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
Our Individual Retirement segment works with AXA Equitable FMG to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. AXA Equitable FMG also offers our product designers access to initial due diligence and contract negotiations for outside variable investment portfolios that may be offered within the product.

Markets
For our Individual Retirement segment, we target sales of our products to affluent and high net worth individuals and families saving for retirement or seeking retirement income. As the retirement age population in the United States continues to grow and employers continue to shift away from defined benefit plans, we expect the need for these retirement savings and income products to expand.
Within our target customer base, customers prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS targets clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. Retirement Cornerstone targets clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge targets clients concerned about rising taxes.
Distribution
We distribute our variable annuity products through AXA Advisors and through third-party distribution channels. For the year ended December 31, 2017, AXA Advisors represented 37% of our variable annuity first year premium and deposits (“FYP”) in this segment, while our third-party distribution channel represented 63% of our variable annuity FYP in this segment. We employ 150 external and internal wholesalers who distribute our variable annuity products across both channels.

Affiliated Distribution. We offer our variable annuity products on a retail basis through our affiliated retail sales force of financial professionals, AXA Advisors. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers.
Third-Party Distribution. We have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels and providing us access to more than 100,000 financial professionals. For example, in 2011, we began distributing our variable annuity products to insurance partners. Today, we work with some of the country’s largest insurance partners and our sales through this channel have grown to comprise 10% of our total FYP for the year ended December 31, 2017.
Competition
Our Individual Retirement business competes with traditional life insurers, as well as banks, mutual fund companies and other investment managers. The variable annuities market is highly competitive, with no single provider dominating the market across products. The main factors that distinguish competitors to clients include product features, access to capital, access to diversified sources of distribution, financial and claims-paying ratings, investment options, brand recognition, quality of service, technological capabilities and tax-favored status of certain products. Competition may affect, among other matters, both the growth of our business and the pricing and features of our products.
Underwriting and Pricing
We generally do not underwrite our variable annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience. We price annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AV and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Our variable annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of GMxB and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.

Risk Management
To actively manage and protect against the economic risks associated with our in-force variable annuity products, our management team has taken a multi-pronged approach. Our in-force variable annuity risk management programs include:
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition, beginning in the fourth quarter of 2017, we have supplemented this dynamic strategy with additional hedge positions to maintain a target asset level for all variable annuities at a CTE98 level under most economic scenarios, and to maintain a CTE95 level even in extreme scenarios. The term "CTE" refers to "conditional tail expectation," which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst x% of scenarios and is represented as CTE(100 less x). E.g., CTE95 represents the worst five percent of scenarios. We expect to adjust from time to time our static equity hedge positions to maintain our target level of CTE protection over time. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things.
Reinsurance
We have used reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.

We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. At December 31, 2017, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 16.8% of our net amount at risk resulting from the GMIB feature and approximately 3.6% of our net amount at risk to the GMDB obligation on variable annuity contracts in force as of December 31, 2017.
Captive Reinsurance. In addition to non-affiliated reinsurance, we ceded to AXA RE Arizona, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMxB riders other than return of premium death benefit issued on or after January 1, 2006 and in-force on September 30, 2008 and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims (the “Excess Risks”). Prior to the completion of the Holdings IPO, we intend to unwind this GMxB reinsurance (the “GMxB Unwind”). It is expected that upon completion of the GMxB Unwind, we will have assumed all of the liabilities of the GMxB business that were previously ceded to AXA RE Arizona and the Excess Risks will be novated to a newly formed captive reinsurance company. For more detail on the GMxB Unwind and its associated risks, see “Risk Factors—Risks Relating to Our Retirement and Protection Businesses-Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.”
Other Programs
We have introduced several other programs that reduced gross reserves and reduced the risk in our in-force block and, in many cases, offered a benefit to our clients by offering liquidity or flexibility:
Investment Option Changes. We made several changes to our investment options within our variable annuity products over the years to manage risk, employ more passive strategies and offer our clients attractive risk-adjusted investment returns. To reduce the differential between hedging instruments performance and fund performance, we added many passive investment strategies and reduced the credit risk of some of the bond portfolios, which is designed to provide a better risk adjusted return to clients. We also introduced managed volatility funds in 2009. Our volatility management strategy seeks to reduce the portfolio’s equity exposure during periods when certain market indicators indicate that market volatility is above specific thresholds set for the portfolio. Historically when market volatility is high, equity markets generally are trending down, and therefore this strategy is intended to reduce the overall risk of investing in the portfolio for clients.
Optional Buyouts. Since 2012, we have implemented several successful buyout programs that benefited clients whose needs had changed since buying the initial contract and reduced our exposure to certain types of GMxB features. We have executed buyout programs since 2012, offering buyouts to contracts issued between 2002 and 2009.
Premium Suspension Programs. We have suspended the acceptance of subsequent premiums to certain GMxB contracts.
Lump Sum Option. Since 2015, we have provided certain policyholders with the optional benefit to receive a one-time lump sum payment rather than systematic lifetime payments if their AV falls to zero. This option provides the same advantages as a buyout. However, because the availability of this option is contingent on future events, their actual effectiveness will only be known over a long-term horizon.
Group Retirement
Our Group Retirement segment, known in the market as Retirement Plan Services, offers tax-deferred investment products and related solutions to employer-sponsored retirement plans sponsored by educational and not-for-profit entities (including municipal governments), as well as small and medium-sized businesses. We primarily operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. As of December 31, 2017, we had relationships with approximately 26,000 employers and served more than 1,000,000 participants, of which approximately 725,000 were educators. A specialized division of AXA Advisors, the Retirement Benefits Group ("RBG"), is the primary distributor of our products and related solutions to the education market with more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2017.

Products
Our products offer teachers, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation coupled with industry award-winning customer service. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities. Our variable annuities offer defined contribution plan recordkeeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by AXA Equitable FMG. AXA Equitable FMG provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across both the Individual Retirement and Group Retirement products. In addition, our variable annuity products offer the following features:

•	Guaranteed Interest Option (“GIO”)—Provides a fixed interest rate and guaranteed AV.

•
Structured Investment Option (“SIO”)—Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a 1, 3 or 5 year investment horizon. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of guarantee in the defined contribution markets today.

•	Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
Open Architecture Mutual Fund Platform. We recently launched a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities from the same award-winning service team. The program allows plan sponsors to select from approximately 15,000 mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform.
Services. Both our variable annuity and open architecture mutual fund products offer a suite of tools and services to enable plan participants to obtain education and guidance on their contributions and investment decisions and plan fiduciary services. Education and guidance is available on-line or in person from a team of plan relationship and enrollment specialists and/or the advisor that sold the product. Our clients’ retirement contributions come through payroll deductions, which contribute significantly to stable and recurring sources of renewals.
Markets
We operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets. In the tax-exempt 403(b)/457(b) market, we primarily serve employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans. In the corporate 401(k) market, we target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. Our product offerings accommodate start up plans and plans with accumulated assets. Typically, our products appeal to companies with strong contribution flows and a smaller number of participants with relatively high average participant balances. Our other business includes an affinity-based direct marketing program where we offer retirement and individual products to employers that are members of industry or trade associations and various other sole proprietor and small business retirement accounts.
Distribution
We primarily distribute our products and services to this market through AXA Advisors and third-party distribution firms. We also distribute through direct online sales. We employ more than 40 internal and external wholesalers to exclusively market our products through AXA Advisors and third-party firms. AXA Advisors, through RBG, is the primary distribution channel for our products. RBG has a group of more than 1,000 advisors that specialize in the 403(b) and 457(b) markets. Group Retirement products are also distributed through third-party firms and directly to customers online.
Competition
We compete with select insurance companies, asset managers, record keepers and diversified financial institutions that target similar market segments. Competition varies in all market segments with no one company dominating across all market segments. In the K-12 education market, competitors are primarily insurance-based providers that focus on school districts. In the small and medium-sized business market, the primary competitors are insurance-based providers and mutual fund companies. The main features that distinguish our offering to clients include our RBG distribution model; the product features we offer to clients, including guarantees; our financial strength and our award-winning customer service.
Underwriting and Pricing
We generally do not underwrite our annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience. We price variable annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AV and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our variable annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of guarantees and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
Risk Management
We design our Group Retirement products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO option to comply with the National Association of Insurance Commissioners (the “NAIC”) minimum rate (1% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.

In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today we do not offer death benefits in excess of the AV.

While approximately two-thirds of our General Account assets have a minimum guaranteed rate of 3-4%, we have twice the amount of assets in Separate Accounts overall. Given the growth in net flows to our newer products and the slowing in flows to older blocks due to retirement, we expect that guarantees at a rate over 3% will continue to diminish as a percentage of our overall General Account AV.

We use a committee of subject matter experts and business leaders that meet periodically to set crediting rates for our guaranteed interest options. The committee evaluates macroeconomic and business factors to determine prudent interest rates in excess of the contract minimum when appropriate.

We also monitor the behavior of our clients who have the ability to transfer assets between the GIO and various Separate Account investment options. We have not historically observed a material shift of assets moving into guarantees during times of higher market volatility.

Hedging

We hedge crediting rates to mitigate certain risks associated with the SIO. In order to support the returns associated with the SIO, we enter into derivatives contracts whose payouts, in combination with fixed income investments, emulate those of the S&P 500, Russell 2000 or MSCI EAFE index, subject to caps and buffers.
Investment Management and Research
Our global Investment Management and Research business provides diversified investment management, research and related solutions to a broad range of clients around the world. We distribute our investment management products and solutions through three main client channels—Institutional, Retail and Bernstein Private Wealth Management—and distribute our institutional research products and solutions through Bernstein Research Services. AB Holding is a master limited partnership publicly listed on the NYSE (symbol: AB). Our consolidated economic interest in AB as of December 31, 2017 was approximately 29.0%, including the general partnership interests held indirectly by AXA Equitable as the parent company of AllianceBernstein Corporation, the general partner of AB Holding and AB. As the general partner of AB, we have the authority to manage and control its business, and accordingly, this segment reflects AB’s consolidated financial results.
We and other AXA affiliates, collectively, are AB’s largest client. We represented 17% of AB’s total AUM as of December 31, 2017 and 3% of AB’s net revenues for the year ended December 31, 2017. AXA and its affiliates other than us represented 6% of AB’s total AUM as of December 31, 2017 and 2% of AB’s net revenues for the year ended December 31, 2017. Additionally, AXA and its affiliates (including us) have made seed investments in various AB investment services.
AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or AXA Equitable FMG, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Wealth Management Services—servicing its private clients, including high net worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•
Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

AB also provides distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds it sponsors.
Products and Services
Investment Services. AB provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, private equity (e.g., direct real estate investing) and direct lending; and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.
AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities) and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.
Research. AB’s high-quality, in-depth research is the foundation of its business. AB believes that its global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives it a competitive advantage in achieving investment success for its clients. AB also has experts focused on multi-asset strategies, wealth management and alternative investments.

Custody. AB’s U.S.-based broker-dealer subsidiary acts as custodian for the majority of AB’s Private Wealth Management AUM and some of its Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.
For additional information about AB’s investment advisory fees, including performance-based fees, see “Risk Factors—Risks Relating to Our Investment Management and Research Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations by Segment—Investment Management and Research.”
Markets
AB operates in major markets around the world, including the United States, EMEA (Europe, the Middle East and Africa) and Asia. Our AUM is disbursed as follows:

By Client Domicile (in $ billions)

By Investment Service (in $ billions)

Distribution
AB distributes its products and solutions through three main client channels: Institutional, Retail and Bernstein Private Wealth Management.
Institutional. AB offers to its institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, various of AB’s AXA affiliates, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.
AB manages the assets of its institutional clients pursuant to written investment management agreements or other arrangements, which generally are terminable at any time or upon relatively short notice by either party. In general, AB’s written investment management agreements may not be assigned without the client’s consent.

Retail. AB provides investment management and related services to a wide variety of individual retail investors, both in the United States and internationally, through retail mutual funds AB sponsors, mutual fund sub-advisory relationships, separately-managed account programs and other investment vehicles (“Retail Products and Services”).
AB distributes its Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act or (ii) not registered under the Investment Company Act and generally not offered to U.S. persons. They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation and custodial and administrative services. In addition, AB provides distribution, shareholder servicing, transfer agency services and administrative services for its Retail Products and Services.
Private Wealth Management. Through its nearly 200 Bernstein Financial Advisors, AB offers to its private clients, which include high net worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, separately-managed accounts, hedge funds, mutual funds and other investment vehicles.
AB manages these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any party and may not be assigned without the client’s consent.
Competition
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
To grow its business, AB believes it must be able to compete effectively for AUM. Key competitive factors include (i) AB’s investment performance for clients; (ii) AB’s commitment to place the interests of its clients first; (iii) the quality of AB’s research; (iv) AB’s ability to attract, motivate and retain highly skilled, and often highly specialized, personnel; (v) the array of investment products AB offers; (vi) the fees AB charges; (vii) Morningstar/Lipper rankings for AB’s funds; (viii) AB’s ability to sell its actively-managed investment services despite the fact that many investors favor passive services; (ix) AB’s operational effectiveness; (x) AB’s ability to further develop and market its brand; and (xi) AB’s global presence.
Fees
Generally, AB is compensated for its investment services on the basis of investment advisory and services fees calculated as a percentage of AUM. Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.
Protection Solutions
Our Protection Solutions segment includes our life insurance and employee benefits businesses. We have a long history of providing life insurance products to affluent and high net worth individuals and small and medium-sized business markets. We are currently focused on the relatively less capital intensive asset accumulation segments of the market, with leading offerings in the VUL and IUL markets.
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Specifically, our products are designed to help affluent and high net worth individuals as well as small and medium-sized business owners protect and transfer their wealth. Our product offerings include VUL, IUL and term life products. Our products are distributed through AXA Advisors and select third-party firms. Our Protection Solutions segment benefits from a long-term, stable distribution relationship with AXA Advisors.
In 2015, we entered the employee benefits market, focusing on small and medium-sized businesses located in New York, a target market for our life insurance business and Group Retirement 401(k) market. We currently offer a suite of employee benefits products, including life, short- and long-term disability, dental and vision insurance products. We believe our employee benefits business will further augment our solutions for small and medium-sized businesses and which we believe is differentiated by a high-quality technology platform. We sell our employee benefit products through AXA Advisors and third-party distributors, including regional, national and local brokers.

Life Insurance
Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer, as well as corporate planning solutions. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. As part of a strategic shift over the past several years, we evolved our product design to be less capital-intensive and more accumulation-focused.
Permanent Life Insurance. Our permanent life insurance offerings are built on the premise that all clients expect to receive a benefit from the policy. The benefit may take the form of a life insurance death benefit paid at time of death no matter the age or duration of the policy or the form of access to cash that has accumulated in the policy on a tax-favored basis. In each case, the value to the client comes from access to a broad spectrum of investments that accumulate the policy value at attractive rates of return.
We have three permanent life insurance offerings built upon a universal life (“UL”) insurance framework: IUL, VUL and corporate-owned life insurance targeting the small and medium-sized business market, which is a subset of VUL products. Universal life policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our universal life insurance products include single-life products and second-to-die (i.e., survivorship) products, which pay death benefits following the death of both insureds.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns are guaranteed to never be less than zero, even if the relevant index is down. In addition, there is an option to receive a higher cap on certain investment returns in exchange for a fee. As noted above, the performance of any universal life insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The subaccounts are similar to retail mutual funds: a policyholder can invest premiums in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various subaccounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the Market Stabilizer Option (“MSO”), which provides downside protection from losses in the index up to a specified percentage. We also offer corporate-owned life insurance, which is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with AXA Equitable FMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options. AXA Equitable FMG also offers our product designers access to initial due diligence and contract negotiations for outside variable investment portfolios that may be offered within the product.
Term Life. Term life provides basic life insurance protection for a specified period of time, and is typically a client’s first life insurance purchase due to its relatively low cost. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period, otherwise known as a level pay or fixed premium. Our term products include competitive conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits and the ability to add certain riders. Our term life portfolio includes 1, 10, 15 and 20-year term products.
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility. The return of premium rider provides a guarantee that the death benefit payable will be no less than the amount invested in the policy.
As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, most sales of IUL insurance products to policyholders located outside of New York are being issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. We expect that AXA Financial will continue to issue newly developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary of AXA Financial instead of or in addition to AXA Equitable, or what the impact to AXA Equitable will be.
Markets
We are focused on targeted segments of the market, particularly affluent and high net worth individuals, as well as small and medium-sized businesses located in New York. We focus on creating value for our customers through the differentiated features and benefits we offer on our products. We distribute these products through retail advisors and third-party firms who demonstrate the value of life insurance in helping clients to accumulate wealth and protect their assets.
Distribution
We primarily distribute life insurance through two channels: AXA Advisors and third-party firms. To supplement our sales through AXA Advisors, distribution through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, wirehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today. We also have a competitive strength serving specialty markets including professional athletes, entertainers and foreign national residents.
Competition
The life insurance industry consists of many companies with no single company dominating the market for all products. We selectively compete with large, well-established life insurance companies in a mature market, where product features, price and service are key drivers. We primarily compete with others based on these drivers as well as distribution channel relationships, brand recognition, financial strength ratings and financial stability. We are selective in our markets of interest and will continue to focus deeply in those areas that align to our offering.
Underwriting
Our underwriting process, built around extensive underwriting guidelines, is designed to assign prospective insureds to risk classes in a manner that is consistent with our business and financial objectives, including our risk appetite and pricing expectations.
As part of making an underwriting decision, our underwriters evaluate information disclosed as part of the application process as well as information obtained from other sources after the application. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information.
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective. We manage changes to our underwriting guidelines though a robust governance process that ensures that our underwriting decisions continue to align with our business and financial objectives, including risk appetite and pricing expectations. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines.
We use reinsurance to manage our mortality risk and volatility. Our reinsurer partners regularly review our underwriting practices and mortality and lapse experience through audits and experience studies, the outcome of which have consistently validated the high-quality underwriting process and decisions.
Pricing and Fees
Life insurance products are priced based upon assumptions including, but not limited to, expected future premium payments, surrender rates, mortality and morbidity rates, investment returns, hedging costs, equity returns, expenses and inflation and capital requirements. The primary source of revenue from our life insurance business is premiums, investment income, asset-based fees (including investment management and 12b-1 fees) and policy charges (expense loads, surrender charges, mortality charges and other policy charges).
Reinsurance
We use reinsurance to mitigate a portion of our risk and optimize the capital efficiency and operating returns of our life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.

Non-affiliate Reinsurance. We generally obtain reinsurance for the portion of a life insurance policy that exceeds $10 million. We have set up reinsurance pools with highly rated unaffiliated reinsurers that obligate the pool participants to pay death claim amounts in excess of our retention limits for an agreed-upon premium.
Captive Reinsurance. AXA RE Arizona reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007 (collectively, the “Life Business”).
It is expected that, prior to the completion of the Holdings IPO, AXA RE Arizona will novate the Life Business from AXA RE Arizona to a newly formed captive reinsurance company as part of the GMxB Unwind.
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down to a certain buffer for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.
Employee Benefits
Our employee benefits business focuses on serving small and medium-sized businesses located in New York, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Though we only entered the market in 2015, we now offer coverage nationally. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems.
Products
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of life, short and long-term disability, dental and vision insurance products to small and medium-size businesses located in New York. Sales of employee benefit products to businesses located outside of New York are being issued through MONY America.
For the year ended December 31, 2017, employee benefits collected premiums amounted to $3.1 million, mainly driven by group life insurance sales ($2.0 million), short and long-term disability ($0.5 million) and dental ($0.5 million).
Markets
Our employee benefit product suite is targeted to small and medium-sized businesses located in New York seeking simple, technology-driven employee benefits management. We built the employee benefits business from the ground up based on feedback from brokers and employers, ensuring the business’ relevance to the market we address. We are committed to continuously evolving our product suite and technology platform to meet market demand.
Distribution
We distribute our employee benefits products through AXA Advisors and through a growing network of third-party firms, including private exchanges, health plans and professional employer organizations.
Competition
The employee benefits marketplace is a fast-moving, competitive environment. The main factors of competition include price, quality of customer service and claims management, technological capabilities, quality of distribution and financial strength ratings. In this market, we compete with several companies offering similar products. In addition, there is competition in attracting brokers to actively market our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.

Underwriting
We manage the underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting audits to achieve high standards of underwriting and consistency.
Pricing and Fees
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We set appropriate plans for the group based on demographic information and, for larger groups, also evaluate the experience of the group. The claims experience is reviewed at time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.
Reinsurance
Group Reinsurance Plus provides reinsurance on our short and long-term disability products. Our current arrangement provides quota share reinsurance at 50% for disability products.
Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: the Closed Block, run-off group pension business, run-off health business and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
Closed Block
In connection with the demutualization of AXA Equitable in 1992, the Closed Block was established for the benefit of certain classes of individual participating policies for which AXA Equitable had a dividend scale payable in 1991 and which were in force on that date. Assets were allocated to the Closed Block in an amount which, together with anticipated revenues from policies included in the Closed Block, was reasonably expected to be sufficient to support such business, including provisions for the payment of claims, certain expenses and taxes, and for the continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.
Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of the General Account, any of our Separate Accounts or to any affiliate of ours without the approval of the NYDFS. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.
For additional information on the Closed Block, see Note 5 of Notes to Consolidated Financial Statements.

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

AXA EQUITABLE FMG
AXA Equitable FMG oversees our variable funds and supports each of our retirement and protection businesses.  Accordingly, AXA Equitable FMG’s results are embedded in the Individual Retirement, Group Retirement and Protection Solutions segments.

AXA Equitable FMG helps add value and marketing appeal to our retirement and protection solutions products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), AXA Equitable FMG brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, AXA Equitable FMG is able to negotiate favorable terms for investment services, operations, trading and administrative function for the Portfolios.
AXA Equitable FMG provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. AXA Equitable FMG is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). AXA Equitable FMG serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQ Advisors Trust ("EQAT"), AXA Premier VIP Trust ("VIP Trust") and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. AXA Equitable FMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. AXA Equitable FMG also provides administrative services to the Portfolios. AXA Equitable FMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
AXA Equitable FMG has a variety of responsibilities for the general management and administration of its investment company clients. One of AXA Equitable FMG’s primary responsibilities is to provide clients with portfolio management and investment advisory evaluation services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, AXA Equitable FMG has entered into sub-advisory agreements with more than 40 different sub-advisers, including AB and other AXA affiliates. Another primary responsibility of AXA Equitable FMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients. The administrative services that AXA Equitable FMG provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; and oversight of proxy voting procedures and anti-money laundering program.

EMPLOYEES

As of December 31, 2017, the Company had approximately 7,500 full time employees. Of these, approximately 3,500 were employed full-time by AB.

REGULATION

Insurance Regulation
We are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. We are domiciled in New York and are primarily regulated by the New York State Department of Financial Services (the “NYDFS”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on Insurance Supervision, see “Risk Factors.”
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. Periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risk, see “Risk Factors—Legal and Regulatory Risks.”
We are required to file detailed annual financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted, in some cases with minor modifications, by all state insurance regulators. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, the insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP.
Holding Company and Shareholder Dividend Regulation. Most states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, if material, typically require prior notice and approval or non-disapproval by the state’s insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. States generally require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under New York insurance law, a domestic stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
In the second quarter of 2017, we agreed with the NYDFS that until: (i) we file a plan with respect to the management of our variable annuity business ceded to AXA RE Arizona with the NYDFS and (ii) fully implement that plan (the “DFS Conditions”), we will pay ordinary dividends only under the Earned Surplus Standard. If the NYDFS determined that the DFS Conditions were not satisfied by the GMxB Unwind, then we would be required to continue to abide by our agreement with the NYDFS to pay ordinary dividends only under the Earned Surplus Standard.
We have confirmed that the completion of the GMxB Unwind (which we expect to occur prior to the settlement of the Holdings IPO) will satisfy the DFS Conditions, and that, after the GMxB Unwind, satisfaction of either the Earned Surplus Standard or Alternative Standard will determine our ability to pay ordinary dividends.

For additional information on shareholder dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

State insurance holding company regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC. The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles have been, or may be, modified by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact our statutory capital and surplus.
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
In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based reserving approach became effective for new business on January 1, 2017 in the states where it has been adopted with a three-year phase-in period. The NYDFS has publicly stated its intention to implement the principles-based reserving approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards, although the New York State Legislature has yet to adopt enabling legislation.
Captive Reinsurer Regulation. As described above, we use captive reinsurers as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. During 2014, the NAIC approved a new regulatory framework, the XXX/AXXX Reinsurance Framework, applicable to XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives will not be subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our current and future Arizona captives. Regulation of XXX/AXXX captives is deemed to satisfy the Standard if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements adopted by the NAIC. The NAIC also adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation. The NAIC left for future action the application of the Standard to captives that assume variable annuity business.
During 2015, the E Committee established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted the VA Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not necessarily mandate recapture by insurers of VA cessions to captives. In November 2015, VAIWG engaged Oliver Wyman (“OW”) to conduct a quantitative impact study (the “QIS”) involving industry participants including the Company, of various reforms outlined in the VA Framework for Change. OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August 2016. The OW report proposed certain revisions to the current VA reserve and capital framework, which focused on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater compatibility, and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the “QIS2”) involving industry participants, including us, will be conducted by OW. The QIS2 began in February 2017 and OW issued its recommendations in December 2017. The NAIC continues to deliberate on QIS2 results. The NAIC has indicated that it expects to complete its work by the 2018 Fall NAIC Meeting. Timing for implementation of changes to the current VA reserve and capital framework remains uncertain.
We cannot predict what revisions, if any, will be made to the model laws and regulations relating to XXX/AXXX transactions, or to the Standard, if adopted for variable annuity captives, as states consider their adoption or undertake their implementation, or to the VA Framework for Change proposal as a result of QIS2 and ongoing NAIC deliberations. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, including, if the Standard is adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. The GMxB Unwind would mitigate, but not eliminate, the effects of such regulatory action. For additional information on our use of a captive reinsurance company, see “Risk Factors.”
Surplus and Capital; Risk Based Capital (“RBC”). Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels. For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-—Liquidity and Capital Resources.”
Guaranty Associations and Similar Arrangements. Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
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
Certain of our subsidiaries and affiliates, including AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc. and Sanford C. Bernstein & Co., LLC (“SCB LLC”), are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.
Certain subsidiaries and affiliates including AXA Equitable FMG, AXA Advisors and AB and certain of its subsidiaries and affiliates are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
AXA Equitable FMG is registered with the U.S. Commodity Futures Trading Commission ("CFTC") as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association (“NFA”). AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodity introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and antifraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and recordkeeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.
We and certain of our subsidiaries and affiliates have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For example, we have responded to inquiries from the SEC requesting information with regard to contract language and accompanying disclosure for certain variable annuity contracts. For additional information on regulatory matters, see Note 16 of Notes to Consolidated Financial Statements.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer or member, its officers, registered representatives or employees or other similar sanctions.
AB Holding is an NYSE-listed company and, accordingly, is subject to the applicable regulations promulgated by the NYSE.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the Federal Insurance Office (the “FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements. In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation pursuant to the Dodd-Frank Act. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
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
Over-The-Counter Derivatives Regulation. The Dodd-Frank Act includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets. Regulations approved to date require clearing of previously uncleared transactions and will require clearing of additional OTC transactions in the future. In addition, recently approved regulations impose margin requirements on OTC transactions not required to be cleared. As a result of these regulations, our costs of risk mitigation have and may continue to increase under the Dodd-Frank Act. For example, margin requirements, including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019, have increased. In addition, restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain variable annuity products that offer GMxB features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of the Dodd-Frank Act.
Broker-Dealer Regulation. The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, similar to what applies to investment advisers under existing law. At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, FINRA is also focusing on how broker-dealers identify and manage conflicts of interest.
Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this legislation may be interpreted and enforced or the full extent to which implementing regulations and policies may affect us. Also, the Trump administration and Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended. For example, President Trump has issued an executive order that calls for a comprehensive review of the Dodd-Frank Act and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. In addition, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of the Dodd-Frank Act. There is considerable uncertainty with respect to the impact the Trump administration and Congressional majority may have, if any, on the Dodd-Frank Act and any changes likely will take time to unfold. We cannot predict the ultimate content, timing or effect of any reform legislation or the impact of potential legislation on us.
ERISA Considerations
We provide certain products and services to employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service (the “IRS”) and the Pension Benefit Guaranty Corporation.
In April 2016, the DOL issued a final rule (the “Rule”), which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and individual retirement account (“IRA”) holders. The DOL also issued in connection with the Rule amendments to certain prohibited transaction exemptions (“PTEs”) under ERISA, and issued a new PTE, the Best Interest Contract Exemption, that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. Implementation of the Rule was originally scheduled to be phased in starting on April 10, 2017. In February 2017, however, the DOL was directed by executive order and memorandum (the “President’s Memorandum”) to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. In response, in March 2017, the DOL published a notice soliciting comments on the examination described in the President’s Memorandum, which were due in April 2017. In addition, in April 2017, the DOL announced that the applicability date of the Rule was deferred from April 10, 2017 until June 9, 2017. The Rule became partially effective on June 9, 2017, with a special transition period for the remaining requirements that were due to take effect on January 1, 2018. On November 29, 2017, the DOL finalized a delay in implementing the remaining requirements of the Rule from January 1, 2018 to July 1, 2019. On March 15, 2018 a federal appeals court issued a decision vacating the Rule. A final mandate has not been issued as of the filing of this Form 10-K, and there is a possibility that the DOL may ask for a rehearing or appeal this decision. At this time, we do not currently plan any immediate changes to our approach to selling products and providing services to ERISA plans and IRAs.
Although management continues to evaluate its potential impact on our business, the Rule, if it remains in effect, is expected to cause adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs, which may have a significant adverse effect on our business and consolidated results of operations. For example, a significant portion of our variable annuity sales are to IRAs. The new regulation deems advisors, including third-party distributors, who provide investment advice in connection with an IRA, IRA rollover or 401(k) plan, to be fiduciaries and prohibits them from receiving compensation unless they comply with a PTE. The relevant PTE requires advisors to comply with impartial conduct standards and will require us to exercise additional oversight of the sales process. Compliance with the PTEs will result in increased regulatory burdens on us and our third-party distribution firms, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our business and results of operations.
There is still considerable uncertainty over whether the Rule will be substantially modified or repealed, or whether the federal appeals court decision to vacate the Rule will stand. Changes to the Rule as currently adopted could also have a significant adverse effect on our business and consolidated results of operations. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations or financial condition.
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

On July 18, 2013, the FSB published its initial list of nine GSIIs, which included AXA. The GSII list is intended to be updated annually following consultation with the IAIS and respective national supervisory authorities. AXA remained on the list as updated in November 2014, 2015 and 2016. However, the FSB announced in November 2017 that it, in connection with the IAIS and national authorities, has decided not to publish a new list of GSIIs for 2017. The policy measures for GSIIs, published by the IAIS in July 2013, include (i) the introduction of new capital requirements; a “basic” capital requirement (“BCR”) applicable to all GSII activities which serves as a basis for an additional level of capital, called “Higher Loss Absorbency” (“HLA”) required from GSIIs in relation to their systemic activities, (ii) greater regulatory oversight over holding companies, (iii) various measures to promote the structural and financial “self-sufficiency” of group companies and reduce group interdependencies including restrictions on intra-group financing and other arrangements, and (iv) in general, a greater level of regulatory scrutiny for GSIIs (including a requirement to establish a Systemic Risk Management Plan (“SRMP”), a Liquidity Risk Management Plan (“LRMP”) and a Recovery and Resolution Plan (“RRP”) which have entailed significant new processes, reporting and compliance burdens and costs. The contemplated policy measures include the constitution of a Crisis Management Group (“CMG”) by the group-wide supervisor, the preparation of the above-mentioned documents (SRMP, LRMP and RRP) and the development and implementation of the BCR in 2014, while other measures are to be phased in more gradually, such as the HLA (the first version of which was endorsed by the FSB in October 2015 but which is expected to be revised before its implementation in at least 2019).
On June 16, 2016, the IAIS published an updated assessment methodology, applicable to the 2016 designation process, which is yet to be endorsed by the FSB. To support some adjustments proposed by the revised assessment methodology, the IAIS also published a paper on June 16, 2016, describing the “Systemic Features Framework” that the IAIS intends to employ in assessing whether certain contractual features and other factors are likely to expose an insurer to a greater degree of systemic risk, focusing specifically on two sets of risks: macroeconomic exposure and substantial liquidity risk. Also, the IAIS stated that the 2016 assessment methodology, along with the Systemic Features Framework, will lead to a change in HLA design and calibration. In addition, the IAIS is in the process of developing an activities-based approach to systemic risk in the insurance sector and published a consultation paper on this approach in December 2017. The development of this activities-based approach may have significant implications for the identification of GSIIs and the policy measures to which they are expected to be subject.
As part of its efforts to create a common framework for the supervision of internationally active insurance groups (“IAIGs”), the IAIS has also been developing a comprehensive, group-wide international insurance capital standard (the “ICS”) to be applied to both GSIIs and IAIGs, although it is not expected to be finalized until 2019 at the earliest, and is not expected to be fully implemented, if at all, until at least five years thereafter. AXA currently meets the parameters set forth to define an IAIG. Although the BCR and HLA are more developed than the ICS at present, the IAIS has stated that it intends to revisit both standards following development and refinement of the ICS, and that the BCR will eventually be replaced by the ICS.
These measures could have far reaching regulatory and competitive implications for AXA in the event they are implemented by its group supervisors, which in turn, to the extent we are deemed to be controlled by AXA at the time the measures are implemented, or we independently meet the criteria for being an IAIG and the measures are adopted by U.S. group supervisors, could materially affect our competitive position, consolidated results of operations, financial condition, liquidity and how we operate our business.
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
Enacted Legislation. At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. As an example, the American Taxpayer’s Relief Act increased individual tax rates for higher-income taxpayers. Higher tax rates increase the benefits of tax deferral on inside build-up and, correspondingly, tend to enhance the attractiveness of life insurance and annuity products to consumers that are subject to those higher tax rates. The recently enacted Tax Reform Act reduced individual tax rates, which could reduce demand for our products. The modification or elimination of this tax-favored status could reduce demand for our products. In addition, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These changes could reduce our earnings and negatively impact our business.
The Tax Reform Act. The Tax Reform Act is a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While we expect the Tax Reform Act to have a net positive economic impact on us, it contains measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition. We are assessing the overall impact that the Tax Reform Act is expected to have on our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—Impact of the Tax Reform Act.”
Future Changes in U.S. Tax Laws. We anticipate that, following the recently enacted Tax Reform Act, we will continue deriving tax benefits from certain items, including but not limited to the dividend received deduction ("DRD"), tax credits, insurance reserve deductions and interest expense deductions. However, there is a risk that interpretations of the Tax Reform Act, regulations promulgated thereunder, or future changes to federal, state or other tax laws could reduce or eliminate the tax benefits from these or other items and result in our incurring materially higher taxes.
Regulatory and Other Administrative Guidance from the Treasury Department and the IRS. Regulatory and other administrative guidance from the Treasury Department and the IRS also could impact the amount of federal tax that we pay. For example, the adoption of “principles based” approaches for calculating statutory reserves may lead the Treasury Department and the IRS to issue guidance that changes the way that deductible insurance reserves are determined, potentially reducing future tax deductions for us.
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is intentionally or accidentally disclosed to and/or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and is being implemented in stages that commenced on August 28, 2017. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. We expect that states will begin adopting the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
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
We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment or through foreclosure on real estate collateralizing mortgages. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.
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
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $181,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,900. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be -canceled until the policy expires.

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

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $676 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $101. This business had ceased by December 31, 2017.

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

Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $34,446 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,500.

The aggregate annual premium for the above-referenced insurance policies is approximately $600,034, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,038, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

Part I, Item 1A.
RISK FACTORS
In the course of conducting our business operations, we could be exposed to a variety of risks. This “Risk Factors” section provides a summary of some of the significant risks that have affected and could affect our business, financial position, results of operations or cash flows.
Risks Relating to Our Business
Risks Relating to Conditions in the Financial Markets and Economy
Conditions in the global capital markets and the economy could materially and adversely affect our business, results of operations or financial condition.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy generally. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the U.S., equity market performance, continued low interest rates, uncertainty regarding the U.S. Federal Reserve’s plans to further raise short-term interest rates, the strength of the U.S. dollar, the uncertainty created by the actions the Trump administration and Congress may pursue, global economic factors including quantitative easing or similar programs by major central banks or the unwinding of quantitative easing or similar programs, the United Kingdom’s vote to exit (“Brexit”) from the European Union (the “EU”), and other geopolitical issues. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses. The value of our investments and derivatives portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our business, results of operations or financial condition. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our retirement, protection or investment products and our investment returns could be materially and adversely affected. The profitability of many of our retirement, protection and investment products depends in part on the value of the General Account and Separate Accounts supporting them, which may fluctuate substantially depending on any of the foregoing conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in the levels of claims, lapses, deposits, surrenders and withdrawals in certain products, any of which could adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments in ways that could materially and adversely affect our profitability.
Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets could also materially affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
Equity market declines and volatility may materially and adversely affect our business, results of operations or financial condition.
The S&P 500, the Dow Jones Industrial Average and the Nasdaq Composite are on an eight-year bull market run and are at or near record high levels. A market correction or bear market could materially and adversely affect our business, results of operations or financial condition. Declines or volatility in the equity markets can negatively impact our investment returns as well as our business, results of operations or financial condition. For example, equity market declines or volatility could, among other things, decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. We may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate the equity market volatility of our portfolio. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations or prolonged periods of low interest rates may materially and adversely impact our business, consolidated results of operations or financial condition.
We are affected by the monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and other major central banks, including the unwinding of quantitative easing programs, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.
Some of our retirement and protection products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates may adversely affect our investment returns and results of operations, including in the following respects:

•
changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our General Account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to quickly replace the assets in our General Account with higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive, which may result in higher lapse rates;

•
when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, which could reduce our net income;

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

•
changes in interest rates could result in changes to the fair value of our GMIB reinsurance contracts asset, which could increase the volatility of our earnings. Higher interest rates reduce the value of the GMIB reinsurance contract asset which reduces our earnings, while lower interest rates increase the value of the GMIB reinsurance contract asset which increases our earnings;

•
changes in interest rates could result in changes to the fair value liability of our variable annuity GMxB business. Higher interest rates decrease the fair value liability of our GMxB variable annuity business, which increases our earnings; while lower interest rates increase the fair value liability of our GMxB variable annuity business, which decreases our earnings;

•	changes in interest rates may adversely impact our liquidity and increase our costs of financing and the cost of some of our hedges;

•
our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is within an acceptable range of the duration of our estimated liability cash flow profile given our risk appetite. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this objective. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment;

•
we may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate or to increase, the interest rate risk of our assets relative to our liabilities; and

•
for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain low may result in greater costs associated with our variable annuity products with GMxB features; higher costs for some derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition, an extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause certain policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is within an acceptable range of the duration of our estimated liability cash flow profile given our risk appetite and (ii) our hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. We take measures to manage the economic risks of investing in a changing interest rate environment, but we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates.
Market conditions and other factors could materially and adversely affect our goodwill, which in turn could materially and adversely affect our business, results of operations or financial condition.
Business and market conditions may impact the amount of goodwill we carry in our consolidated balance sheet related to the Investment Management and Research segment. To the extent that securities valuations are depressed for prolonged periods of time or market conditions deteriorate, or that AB experiences significant net redemptions, its AUM, revenues, profitability and unit price will be adversely affected. Although the price of an AB Holding Unit is just one factor in the calculation of fair value of AB Holding Units and AB Units, if AB Holding Unit price levels were to decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings, which would materially and adversely affect our business, results of operations or financial condition.
Because the value of certain of our businesses is significantly impacted by such factors as the state of the financial markets and ongoing operating performance, significant deterioration or prolonged weakness in the financial markets or economy generally could adversely impact goodwill impairment testing and also may require more frequent testing for impairment. Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings, which could be material.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.
The capital and credit markets may experience, and have experienced, varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses (including potential hedging losses), interest expenses and any dividends. Without sufficient liquidity, we could be required to curtail our operations and our business would suffer.
While we expect that our future liquidity needs will be satisfied primarily through cash generated by our operations, borrowings and dividends and distributions from our subsidiaries, it is possible that the level of cash and securities we maintain when combined with expected cash inflows from investments and operations will not be adequate to meet our anticipated short-term and long-term benefit and expense payment obligations. If current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt or the capital markets. The availability of additional financing would depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, interest rates, credit spreads, our credit ratings and credit capacity, as well as the possibility that our customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be rendered more costly or impaired if rating agencies downgrade our ratings or if regulatory authorities take certain actions against us. If we are unable to access capital markets to issue new debt or refinance existing debt as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.
Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. We maintain hedging programs to reduce our net economic exposure under long-term liabilities to risk factors such as interest rates and equity market levels. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short term hedging losses will reduce available liquidity. For more details, see “—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.”
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. Our business, results of operations, financial condition, liquidity, statutory capital or rating agency capital position could be materially and adversely affected by disruptions in the financial markets.
Future changes in our credit ratings are possible, and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets and could be detrimental to our business relationships with distribution partners. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could materially and adversely affect our business, results of operations or financial condition.
Risks Relating to Our Operations
Failure to protect the confidentiality of customer information or proprietary business information could adversely affect our reputation and have a material adverse effect on our business, results of operations or financial condition.
Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers’ proprietary business and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states, including New York, have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information.
We retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our information systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our information systems, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our reputation, business, results of operations or financial condition.
Our own operational failures or those of service providers on which we rely, including failures arising out of human error, could disrupt our business, damage our reputation and have a material adverse effect on our business, results of operations or financial condition.
Weaknesses or failures in our internal processes or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards.
Weaknesses or failures within a vendor’s internal processes or systems, or inadequate business continuity plans, can materially disrupt our business operations. In addition, vendors may lack the necessary infrastructure or resources to effectively safeguard our confidential data. If we are unable to effectively manage the risks associated with such third-party relationships, we may suffer fines, disciplinary action and reputational damage.
Our obligations to clients require us to exercise skill, care and prudence in performing our services. The large number of transactions we process makes it highly likely that errors will occasionally occur. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
Our information systems may fail or their security may be compromised, which could materially and adversely impact our business, results of operations or financial condition.
Our business is highly dependent upon the effective operation of our information systems. We also have arrangements in place with outside vendors and other service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and third-party distribution firms, performing actuarial analyses and modeling, hedging, performing operational tasks (e.g., processing transactions and calculating net asset value) and maintaining financial records. Our information systems and those of our outside vendors and service providers may be vulnerable to physical or cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. In addition, we could experience a failure of one or these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities. While we take preventative measures to avoid cyber-attacks and other security breaches, we cannot guarantee that such measures will successfully prevent an attack or breach.
Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions. Additionally, technology rapidly evolves and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and materially and adversely affect our results of operations and business prospects.

Our service providers, including service providers to whom we outsource certain of our functions, are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations or financial condition.
On February 16, 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies and other financial services institutions regulated by the NYDFS, including us, to, among other things, establish and maintain a cybersecurity policy “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” The regulation went into effect on March 1, 2017 and has transition periods ranging from 180 days to two years. We have a cybersecurity policy in place outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In accordance with the regulation, our Chief Information Security Officer reports to the Board. In addition to New York’s cybersecurity regulation, the NAIC recently adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. We expect that states will begin adopting the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. We are currently evaluating these regulations and their potential impact on our operations, and, with respect to the NYDFS regulations, we have already begun implementing compliance procedures for those portions of the regulation not subject to a transition period. Depending on our assessment of these and other potential implementation requirements, we and other financial services companies may be required to incur significant expense in order to comply with these regulatory mandates.
Central banks in Europe and Japan have in recent years begun to pursue negative interest rate policies, and the Federal Open Market Committee has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future, if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our business, results of operations or financial condition could be materially and adversely affected.
We face competition from other insurance companies, banks, asset managers and other financial institutions, which may adversely impact our market share and consolidated results of operations.
There is strong competition among insurers, banks, asset managers, brokerage firms and other financial institutions and financial services providers seeking clients for the types of products and services we provide. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. As a result, this competition makes it especially difficult to provide unique retirement and protection or asset management products because, once such products are made available to the public, they often are reproduced and offered by our competitors. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, we may decide to reduce the fees on our own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions, or other effects of competition, could have a material adverse effect on our business, results of operations or financial condition.
Competition may adversely impact our market share and profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, have higher claims-paying or credit ratings, have better brand recognition or have more established relationships with clients than we do. We may also face competition from new market entrants or non-traditional or online competitors, which may have a material adverse effect on our business.
Our ability to compete is dependent on numerous factors including, among others, our financial strength as evidenced, in part, by our financial and claims-paying ratings; new regulations or different interpretations of existing regulations; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; the tax-favored status certain of our products receive under current federal and state laws; and, with respect to variable annuity and insurance products, mutual funds and other investment products, investment options, flexibility and investment management performance.
Many of our competitors also have been able to increase their distribution systems through mergers, acquisitions, partnerships or other contractual arrangements. Furthermore, larger competitors may have lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we may experience increased surrenders or a significant decline in sales. The competitive landscape in which we operate may be further affected by government sponsored programs or regulatory changes in the United States and similar governmental actions outside of the United States. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not materially and adversely impact our business, results of operations or financial condition.
We may also face competition from new entrants into our markets, many of whom are leveraging digital technology that may challenge the position of traditional financial service companies, including us, by providing new services or creating new distribution channels.
The inability of AXA Advisors, AXA Network and AB to recruit, motivate and retain experienced and productive financial professionals and our inability to recruit, motivate and retain key employees may have a material adverse effect on our business, results of operations or financial condition.
Financial professionals associated with AXA Advisors, AXA Network and Bernstein financial advisors and our key employees are key factors driving our sales. AB’s professionals often maintain strong, personal relationships with investors in AB’s products and other members of the business community so their departure may cause AB to lose client accounts or result in fewer opportunities to win new business. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. Companies compete for financial professionals principally with respect to compensation policies, products and sales support. Competition is particularly intense in the hiring and retention of experienced financial professionals. Our ability to incentivize our employees and financial professionals may be adversely affected by tax reform. We cannot provide assurances that we, AXA Advisors or AXA Network will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals, and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
We also rely upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. A loss of such employees, including as a result of shifting our real estate footprint away from the New York metropolitan area, could adversely impact our ability to execute key operational functions and could adversely affect our operational controls, including internal control over financial reporting.
Misconduct by our employees or financial professionals associated with us could expose us to significant legal liability and reputational harm.
Past or future misconduct by our employees, financial professionals associated with us, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent us from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
We may engage in strategic transactions that could pose risks and present financial, managerial and operational challenges.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint ventures and similar transactions, some of which may be material. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our earnings if acquired intangible assets or goodwill become impaired;

•	additional demand on our existing employees;

•	unanticipated difficulties integrating operating facilities technologies and new technologies;

•	higher than anticipated costs related to integration;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.
Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. Additionally, the loss of investment personnel poses the risk that we may lose the AUM we expected to manage, which could materially and adversely affect our business, results of operations or financial condition. Furthermore, strategic transactions may require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute the holdings of the existing stockholders. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have a material and adverse effect on our business in several respects:

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

•
 the occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates;

•
the occurrence of any pandemic disease, natural disaster, terrorist attack or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service;

•
a localized catastrophic event that affects the location of one or more of our corporate-owned or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims; and

•
a terrorist attack in the United States could have long-term economic impacts that may have severe negative effects on our investment portfolio, including loss of AUM and losses due to significant volatility, and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

In the event of a disaster, such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could give rise to legal proceedings or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation.
Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our business, results of operations or financial condition. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses, failures or breaches that may occur.

We may not be able to protect our intellectual property and may be subject to infringement claims by a third party.
We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from using and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business, results of operations or financial condition.
 The insurance that we maintain may not fully cover all potential exposures.
We maintain property, business interruption, cyber, casualty and other types of insurance, but such insurance may not cover all risks associated with the operation of our business. Our coverage is subject to exclusions and limitations, including higher self-insured retentions or deductibles and maximum limits and liabilities covered. In addition, from time to time, various types of insurance may not be available on commercially acceptable terms or, in some cases, at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain. We can make no assurance that a claim or claims will be covered by our insurance policies or, if covered, will not exceed the limits of available insurance coverage, or that our insurers will remain solvent and meet their obligations. Currently, we are party to certain joint insurance arrangements with AXA; accordingly, if AXA ceases to own a majority of Holdings’ outstanding common stock, we may need to obtain stand-alone insurance coverage, which may be at a higher price for the same coverage, which would increase our costs and may materially and adversely affect our business, results of operations or financial condition.
During the course of preparing our financial statements, we identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, we may be unable to report our financial condition or results of operations accurately or on a timely basis.
We have identified two material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Our management has concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the Company’s consolidated financial statements.
These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015. Additionally, these material weaknesses could result in a misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.

Since identifying the material weakness related to our actuarial models, we have been, and are currently in the process of, remediating by taking steps to validate all existing actuarial models and valuation systems as well as to improve controls and processes around our assumption and data process. These steps include verifying inputs and unique algorithms, ensuring alignment with documented accounting standards and verifying assumptions used in our models are consistent with documented assumptions and data is reliable. The remediation efforts are being performed by our internal model risk team (which is separate from our modeling and valuation teams), as supported by third party firms. We will continue to enhance controls to ensure our models, including assumptions and data, are revalidated on a fixed calendar schedule and that new model changes and product features are tested through our internal model risk team prior to adoption within our models and systems. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Since identifying the material weakness related to our journal entry process, we have been, and are currently in the process of, remediating by taking steps to strengthen the control function related to our financial closing process. These steps include recruiting additional personnel, retaining external expert resources, further automating entries where possible, enhancing the design of certain management review controls and providing training regarding internal control processes. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.
If we fail to remediate effectively these material weaknesses or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or report them within the timeframes required by the SEC. If this were the case, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, failure to report our financial condition or financial results accurately or report them within the timeframes required by the SEC could cause us to curtail or cease sales of certain variable insurance products. In addition, if we are unable to determine that our internal control over financial reporting or our disclosure controls and procedures are effective, users of our financial statements may lose confidence in the accuracy and completeness of our financial reports, we may face reduced ability to obtain financing and restricted access to the capital markets, and we may be required to curtail or cease sales of our products. See “Controls and Procedures” in Part II, Item 9A.

Changes in accounting standards could have a material adverse effect on our business, results of operations or financial condition.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our business, results of operations or financial condition.
FASB is working on several projects which could result in significant changes in U.S. GAAP, including how we account for our insurance contracts and financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.
In addition, AXA, our parent company, prepares consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). From time to time, AXA may be required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the International Accounting Standards Board. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on AXA’s business, results of operations or financial condition which could impact the way we conduct our business (including, for example, which products we offer), our competitive position, our hedging program and the way we manage capital.
Certain of our administrative operations and offices are located internationally, subjecting us to various international risks and increased compliance and regulatory risks and costs.
We have various offices in other countries and certain of our administrative operations are located in India. In the future, we may seek to expand operations in India or other countries. As a result of these operations, we may be exposed to economic, operating, regulatory and political risks in those countries, such as foreign investment restrictions, substantial fluctuations in economic growth, high levels of inflation, volatile currency exchange rates and instability, including civil unrest, terrorist acts or acts of war, which could have an adverse effect on our business, financial condition or results of operations. The political or regulatory climate in the United States could also change such that it would no longer be lawful or practical for us to use international operations in the manner in which they are currently conducted. If we had to curtail or cease operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could adversely affect us.
In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and similar anti-bribery laws. Any violations of the FCPA or other anti-bribery laws by us, our employees, subsidiaries or local agents, could have a material adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.
Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.
AB derives most of its revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients. In addition, as part of our variable annuity products, AXA Equitable FMG enters into written investment management agreements (or other arrangements) with mutual funds.
Generally, these investment management agreements, including AB’s agreements with AXA and its subsidiaries (AB’s largest client), are terminable without penalty at any time or upon relatively short notice by either party. For example, an investment management contract with an SEC-registered investment company (a “RIC”) may be terminated at any time, without payment of any penalty, by the RIC’s board of directors or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which AB and AXA Equitable FMG manage RICs must be renewed and approved by the RICs’ boards of directors (including a majority of the independent directors) annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us.
Also, as required by the Investment Company Act, each investment advisory agreement with a RIC automatically terminates upon its assignment, although new investment advisory agreements may be approved by the RIC’s board of directors or trustees and stockholders. An “assignment” includes a sale of a control block of the voting stock of the investment adviser or its parent company. In the event of a future sale by AXA to a third party of a controlling interest in Holdings’ common stock or if future sales by AXA of Holdings’ common stock were deemed to be an actual or constructive assignment, these termination provisions could be triggered, which may adversely affect AB’s and AXA Equitable FMG’s ability to realize the value of their respective investment advisory agreements. In addition, the actual or constructive transfer of our general partnership interest in AB would constitute an assignment.
The Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), may also require approval or consent of advisory contracts by clients in the event of an “assignment” of the contract (including a sale of a control block of the voting stock of the investment adviser or its parent company) or a change in control of the investment adviser. Were the sale of Holdings’ common stock by AXA or another transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or stockholders of RICs or other clients could result in a significant reduction in advisory fees.
AXA has announced its intention to sell all of its interest in Holdings over time with intended sales of shares of Holdings common stock subsequent to the Holdings IPO, subject to the 180-day lock-up period and market conditions. Prior to when such sales trigger an assignment as described above, we and AB will need to seek requisite consents or approvals for such assignment. We may not be successful in obtaining such consents or approvals which would result in terminations of the relevant contracts. Such terminations could have a material adverse effect on our business, results of operations or financial condition.

Similarly, we enter into selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries that are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of AB’s services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with AB to other investment advisers, which could result in significant net outflows.
 Finally, AB’s Private Wealth Services relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties.
Following the Holdings IPO, we may fail to replicate or replace functions, systems and infrastructure provided by AXA or certain of its affiliates (including through shared service contracts) or lose benefits from AXA’s global contracts, and AXA and its affiliates may fail to perform the services provided for in a transitional services agreement with Holdings.
Historically, we have received services from AXA and have provided services to AXA, including information technology services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services, primarily through shared services contracts with various third-party service providers. Following the Holdings IPO, AXA and its affiliates will have no obligation to provide any support to us other than the services that will be provided pursuant to a transitional services agreement with Holdings (the “Transitional Services Agreement”).

Under the Transitional Services Agreement, AXA will continue to provide certain services, either directly or on a pass-through basis, and we will continue to provide AXA with certain services, either directly or on a pass-through basis. The Transitional Services Agreement will not continue indefinitely.
We will work to replicate or replace the services that we will continue to need in the operation of our business that are provided currently by AXA or its affiliates through shared service contracts they have with various third-party providers and that will continue to be provided under the Transitional Services Agreement for applicable transitional periods. We cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers. As a result, when AXA or its affiliates cease providing these services to us, either as a result of the termination of the Transitional Services Agreement or individual services thereunder or a failure by AXA or its affiliates to perform their respective obligations under the Transitional Services Agreement, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management attention from other aspects of our operations.
There is a risk that an increase in the costs associated with replicating and replacing the services provided to us under the Transitional Services Agreement and the diversion of management’s attention to these matters could have a material adverse effect on our business, results of operations or financial condition. We may fail to replicate the services we currently receive from AXA on a timely basis or at all. Additionally, we may not be able to operate effectively if the quality of replacement services is inferior to the services we are currently receiving. Furthermore, once we are no longer an affiliate of AXA, we will no longer receive certain group discounts and reduced fees that we are eligible to receive as an affiliate of AXA. The loss of these discounts and reduced fees could increase our expenses and have a material adverse effect on our business, results of operations or financial condition.
Costs associated with any rebranding that we expect to undertake after AXA ceases to own at least a majority of Holdings' outstanding common stock could be significant.
Prior to the Holdings IPO, as an indirect, wholly-owned subsidiary of AXA, we have marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. We expect to continue to use the “AXA” brand name and logo following settlement of the Holdings IPO. We have benefited, and will continue to benefit, from trademarks licensed in connection with the AXA brand. We believe the association with AXA provides us with preferred status among our customers, vendors and other persons due to AXA’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength. Any rebranding we undertake could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to Credit, Counterparties and Investments
Our counterparties’ requirements to pledge collateral or make payments related to declines in estimated fair value of derivative contracts exposes us to counterparty credit risk and may adversely affect our liquidity.
We use derivatives and other instruments to help us mitigate various business risks. Our transactions with financial and other institutions generally specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the derivatives contracts. If our counterparties fail or refuse to honor their obligations under these contracts, we could face significant losses to the extent collateral agreements do not fully offset our exposures and our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our business, results of operations or financial condition. Additionally, the implementation of the Dodd-Frank Act and other regulations may increase the need for liquidity and for the amount of collateral assets in excess of current levels.
We may be materially and adversely affected by changes in the actual or perceived soundness or condition of other financial institutions and market participants.
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of any financial institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a financial institution may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations or financial condition. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry. Regulatory changes implemented to address systemic risk could also cause market participants to curtail their participation in certain market activities, which could decrease market liquidity and increase trading and other costs.
Losses due to defaults, errors or omissions by third parties and affiliates, including outsourcing relationships, as well as our own defaults, errors or omissions, could materially and adversely impact our business, results of operations or financial condition.
We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivatives contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our business, results of operations or financial condition.
We also depend on third parties and affiliates in other contexts, including as distribution partners. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies. In addition, as investment manager and administrator of several mutual funds, we rely on various affiliated and unaffiliated subadvisers to provide day-to-day portfolio management services for each investment portfolio.
 We rely on various counterparties and other vendors to augment our existing investment, operational, financial and technological capabilities, but the use of a vendor does not diminish our responsibility to ensure that client and regulatory obligations are met. Default rates, credit downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Disruptions in the financial markets and other economic challenges may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs and impair our ability to conduct business.
Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially and adversely impact our business, results of operations or financial condition.
We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations, such as those experienced during the financial crisis. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.
In addition, we are subject to the risk that our own defaults, errors or omissions with respect to the agreements under which we conduct our derivative transactions (our “Derivatives Agreements”) could require a waiver or amendment from the counterparties to such agreements. Representations and warranties that prove to be incorrect when made or a breach of any of the covenants under any of our Derivatives Agreements could result in an event of default under such agreements. Generally, if an event of default were to occur and be continuing under a Derivative Agreement, the counterparty may designate an early termination date in respect of all outstanding transactions under the agreement. If an early termination date were designated by a substantial majority of our counterparties, we would likely not be able to implement our hedging program in the same manner as we currently do. Also, in such a scenario, we could not be certain that we could negotiate new agreements with terms favorable to us or at all.
We will seek waiver letter agreements with the counterparties to our Derivative Agreements to waive any events of default resulting from the restatement of our financial statements for the year ended December 31, 2016. The failure to obtain a substantial majority of such waivers could have an adverse effect on our business, results of operations or financial condition.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net earnings.
Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2017 were approximately $247 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities we hold, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC level. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our business, results of operations, liquidity or financial condition in, or at the end of, any quarterly or annual period.
Some of our investments are relatively illiquid and may be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities and alternative investments. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice or were required to post or return collateral, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.
The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices, which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes, which have recently been declining. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals, such as property prices and unemployment, and economic outlooks, as well as other relevant factors (for example, local economic conditions). In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our business, results of operations, liquidity or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to a group of related assets may be limited if other market participants are seeking to sell at the same time.
Risks Relating to Our Reinsurance and Hedging Programs
GMxB features within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk.
Certain of the variable annuity products we offer and certain in-force variable annuity products we offered historically, and certain variable annuity risks we assumed historically through reinsurance, include GMxB features. We also offer index-linked variable annuities with guarantees against a defined floor on losses. GMxB features are designed to offer protection to policyholders against changes in equity markets and interest rates. Any such periods of significant and sustained negative or low Separate Account returns, increased equity volatility or reduced interest rates will result in an increase in the valuation of our liabilities associated with those products. In addition, if the Separate Account assets consisting of fixed income securities, which support the guaranteed index-linked return feature, are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such Separate Accounts with assets from our General Account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products (e.g., use of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. We review our actuarial assumptions at least annually, including those assumptions relating to policyholder behavior, and update assumptions when appropriate. If we update our assumptions based on our actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future.
In addition, capital markets hedging instruments may not effectively offset the costs of GMxB features or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, capitalization, financial condition or liquidity including our ability to pay dividends.
Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.
Certain of our retirement and protection products contain GMxB features or minimum crediting rates. Downturns in equity markets or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks. For example, in the event that reinsurers, derivatives or other counterparties or central clearinghouses do not pay balances due or do not post the required amount of collateral as required under our agreements, we still remain liable for the guaranteed benefits.
 Reinsurance. We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products with regard to mortality, and in certain of our annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition.
We are continuing to use reinsurance to mitigate a portion of our risk on certain new life insurance sales. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.
The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. While in recent years, we have faced a number of rate increase actions on in-force business, to date they have not had a material effect on our business, results of operations or financial condition. However, there can be no assurance that the outcome of future rate increase actions would have no material effect. In addition, market conditions beyond our control determine the availability and cost of reinsurance for new business. If reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.
Hedging Programs. We use a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the GMxB features of our variable annuity products and minimum crediting rates on our variable annuity and life products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to apply these techniques to effectively hedge these risks because the derivatives markets in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates and amounts of withdrawals, election rates, fund performance, equity market returns and volatility, interest rate levels and correlation among various market movements. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly, but not only, during periods of high market volatility, which could adversely impact our business, results of operations or financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the GMxB features offered in certain of our products. If these circumstances were to re-occur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our business, results of operations or financial condition. Additionally, our strategies may result in under or over-hedging our liability exposure, which could result in an increase in our hedging losses and greater volatility in our earnings and have a material adverse effect on our business, results of operations or financial condition.
For further discussion, see below “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our businesses, results of operations or financial condition.”
Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.
AXA Equitable currently reinsures to AXA RE Arizona, an indirect, wholly owned subsidiary of Holdings, a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. AXA RE Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. AXA RE Arizona also provides reinsurance to our affiliates, MONY America and U.S. Financial Life Insurance Company.
In connection with the GMxB Unwind, all of the business currently reinsured to AXA RE Arizona, with the exception of the GMxB Business, will be novated to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, to be indirectly and wholly owned by Holdings. It is anticipated that after the novation of business to EQ AZ Life Re, AXA RE Arizona will hold only the GMxB Business. AXA RE Arizona will then merge with and into AXA Equitable. As a result of the merger, the reinsurance by AXA RE Arizona of the GMxB Business will no longer be in place. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business will not be subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties.
The reinsurance arrangements with AXA RE Arizona and, in the future, EQ AZ Life Re Company (collectively, the “Affiliated Captives”) provide us with important capital management benefits. Under applicable statutory accounting rules, we currently, and will in the future be, entitled to a credit in our calculation of reserves for amounts reinsured to the Affiliated Captives, to the extent the Affiliated Captives hold assets in trust or provide letters of credit or other financing acceptable to our domestic regulator. Under the reinsurance documentation, the Affiliated Captives are required to or will be permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, age of the policies, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust or securing additional letters of credit, which could impact the liquidity of the Affiliated Captives.
In addition, like AXA Equitable, AXA RE Arizona employs a hedging strategy that uses derivatives contracts and, in some cases, repurchase agreement transactions or fixed income investments that are collectively managed to help reduce the economic impact of unfavorable market-driven changes to reserves. The terms of these contracts in many cases require AXA RE Arizona to post collateral for the benefit of counterparties, post initial margin to a clearinghouse or cash settle hedges when there is a decline in the estimated fair value of specified instruments. This would occur, for example, as interest rates or equity markets rise and AXA RE Arizona may not be permitted to transfer assets from the trust under the terms of the reinsurance treaty. We expect that EQ AZ Life Re Company may have similar contracts.
While management believes that the Affiliated Captives have and will have adequate liquidity and credit facilities to deal with a range of market scenarios and increasing reserve requirements, larger market movements, including but not limited to a significant increase in interest rates, could require the Affiliated Captives to post more collateral or cash settle more hedges than their own resources would permit. While management of the Affiliated Captives intends to take all reasonable steps to maintain adequate sources of liquidity to meet their obligations, there can be no assurance that such sources will be available in all market scenarios. The potential inability of the Affiliated Captives to post such collateral or cash settle such hedges could cause the Affiliated Captives to reduce the size of their hedging programs, which could ultimately adversely impact the Affiliated Captives’ ability to perform under the reinsurance arrangements and our ability to receive full statutory reserve credit for the reinsurance arrangements.
In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our current and future Affiliated Captives. The NAIC left for future action the application of the Standard to captives that assume variable annuity business. See “—Legal and Regulatory Risks—Our retirement and protection businesses are heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.”
We cannot predict what revisions, if any, will be made to the Standard, if adopted for variable annuity captives, or to proposed revisions to NAIC reserve and capital requirements for variable annuity guarantees, after ongoing NAIC deliberations and as states consider their adoption or undertake their implementation. It is also unclear whether these or other proposals will be adopted by the NAIC or the NYDFS, or what additional actions and regulatory changes will result from the continued scrutiny and reform efforts by the NAIC and regulatory bodies with respect to captive reinsurance. Any regulatory action that limits our ability to achieve desired benefits from the use of, or materially increases our cost of using, captive reinsurance and applies retroactively, including, if the Standard is adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our business, results of operations or financial condition.
In addition, a number of lawsuits have been filed against insurance companies, including AXA Equitable, over the use of captive reinsurers. The outcome of this litigation could have a material adverse effect on our business, results of operations or financial condition.
The inability to secure additional required capital or liquidity in the circumstances described above could have a material adverse effect on our business, results of operations or financial condition.

Risks Relating to the Products We Offer, Our Structure and Product Distribution
Our retirement and protection products contain numerous features and are subject to extensive regulation and failure to administer or meet any of the complex product requirements may adversely impact our business, results of operations or financial condition.
Our retirement and protection products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.
For example, U.S. federal income tax law imposes requirements relating to annuity and insurance product design, administration and investments that are conditions for beneficial tax treatment of such products under the Code. Additionally, state and federal securities and insurance laws impose requirements relating to annuity and insurance product design, offering and distribution, and administration. Failure to administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations. If this were to occur, it could adversely impact our business, results of operations or financial condition.
We are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period failure to accurately report our financial condition or results of operations, or restatements of historical financial statements could require us to curtail or cease sales of certain of our variable annuity products and other variable insurance products or delay the launch of new products or new features, which could cause a significant disruption in our business. If our affiliated and third party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales. For example, we failed to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and required an extension of the due date under Rule 12b-25 for this Form 10-K. If we fail to file any future periodic or other report with the SEC on a timely basis, we would be required to cease sales of SEC-registered variable annuity products until such time that new registration statements could be filed with the SEC and declared effective. Any curtailment or cessation of sales of our variable insurance products could have a material adverse effect on our business, results of operations or financial condition.
Many of our products and services are complex and are frequently sold through intermediaries. In particular, we rely on intermediaries to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business, as well as lead to potential regulatory actions or litigation.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in interest rates, changes to existing RBC formulas, changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels and the value and credit rating of certain fixed income and equity securities in our investment portfolio, including our investment in AB, which could in turn reduce our statutory capital. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in our RBC ratio, whether or not it results in a failure to meet applicable RBC requirements could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
Changes in statutory reserve or other requirements or the impact of adverse market conditions could result in changes to our product offerings that could materially and adversely impact our business, results of operations or financial condition.
Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable. These circumstances may cause us to modify or eliminate certain features of various products or cause the suspension or cessation of sales of certain products in the future. Any modifications to products that we may make could result in certain of our products being less attractive or competitive. This could adversely impact sales, which could negatively impact AXA Advisors’ ability to retain its sales personnel and our ability to maintain our distribution relationships. This, in turn, may materially and adversely impact our business, results of operations or financial condition.
A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations or financial condition.
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Holdings or AXA Financial could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. Upon announcement of AXA’s plan to pursue the Holdings IPO, AXA Equitable’s and AXA Financial's ratings were downgraded by AM Best, S&P and Moody’s. We may face additional downgrades as a result of the Holdings IPO or future sales of Holdings’ common stock by AXA.
As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our business, results of operations or financial condition. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
AXA Financial could sell insurance, annuity or investment products through another one of its subsidiaries which would result in reduced sales of our products and total revenues.
We are an indirect, wholly owned subsidiary of AXA Financial, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of AXA Financial’s ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of AXA Financial Group, AXA Financial could sell insurance, annuity, investment and/or employee benefit products through another one of its subsidiaries. For example, most sales of indexed universal life insurance to policyholders located outside of New York and sales of employee benefit products to businesses located outside of New York are issued through MONY America, another life insurance subsidiary of AXA Financial, instead of AXA Equitable. It is expected that AXA Financial will continue to issue newly-developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary instead of or in addition to AXA Equitable, or the impact to AXA Equitable.
The ability of financial professionals associated with AXA Advisors and AXA Network to sell our competitors’ products could result in reduced sales of our products and revenues.
Most of the financial professionals associated with AXA Advisors and AXA Network are permitted to sell products from competing unaffiliated insurance companies. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitor’s products instead of ours. To the extent the financial professionals sell our competitors’ products rather than our products, we may experience reduced sales and revenues.
A loss of, or significant change in, key product distribution relationships could materially and adversely affect sales.
We distribute certain products under agreements with third-party distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual third-party distributors. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operation or financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors, which could reduce sales.
 Furthermore, an interruption in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operations or financial condition. The sale of shares by AXA in the Holdings IPO could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us due to a perceived uncertainty related to the Holdings IPO or our business. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operations or financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to the Holdings IPO, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks.
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
Consolidation of third-party distributors of retirement and protection products may adversely affect the insurance industry and the profitability of our business.
The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers. An increase in the consolidation activity of bank and other financial services companies may create firms with even stronger competitive positions, negatively impact the industry’s sales, increase competition for access to third-party distributors, result in greater distribution expenses and impair our ability to market retirement and protection products to our current customer base or expand our customer base. We may also face competition from new market entrants or non-traditional or online competitors, which may have a material adverse effect on our business. Consolidation of third-party distributors or other industry changes may also increase the likelihood that third-party distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Risks Relating to Estimates, Assumptions and Valuations
Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our businesses, results of operations or financial condition.
Our policies and procedures, including hedging programs, to identify, monitor and manage risks may not be adequate or fully effective. Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models. As a result, these methods will not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of terrorism or pandemics causing a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.
We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our various hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.
Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.
We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions at least annually and update assumptions when appropriate. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.
Our profitability may decline if mortality, longevity or persistency or other experience differ significantly from our pricing expectations or reserve assumptions.
We set prices for many of our retirement and protection products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity and morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment or other factors. The long-term profitability of our retirement and protection products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of our retirement and protection products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our variable annuity products may be significantly and adversely impacted by the value of GMxB features contained in many of our variable annuity products being higher than current AV in light of poor equity market performance or extended periods of low interest rates as well as other factors. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Persistency within our life insurance products may be significantly impacted by, among other things, conditions in the capital markets, the changing needs of our policyholders, the manner in which a product is marketed or illustrated and competition, including the availability of new products and policyholder perception of us, which may be negatively impacted by adverse publicity.
Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. For example, if policyholder elections differ from the assumptions we use in our pricing, our profitability may decline. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our variable annuity and life insurance products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our variable annuity and life insurance products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if we are permitted under the contract to increase premiums or adjust other charges and credits, we may not be able to do so due to litigation, point of sale disclosures, regulatory reputation and market risk or due to actions by our competitors. In addition, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third-party investor strategies in the variable annuity market, could adversely affect the profitability of existing business and our pricing assumptions for new business.
We may be required to accelerate the amortization of DAC, which could adversely affect our business, results of operations or financial condition.
DAC represents policy acquisition costs that have been capitalized. Capitalized costs associated with DAC are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC recorded on our balance sheets to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to Separate Account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur or persist, we could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our business, results of operations or financial condition.
We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain and which may contain errors.
We use models in our hedging programs and many other aspects of our operations, including but not limited to, product development and pricing, capital management, the estimation of actuarial reserves, the amortization of DAC, the fair value of the GMIB reinsurance contracts and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could materially and adversely impact our business, results of operations or financial condition.
The determination of the amount of allowances and impairments taken on our investments is subjective and could materially impact our business, results of operations or financial condition.
The determination of the amount of allowances and impairments vary by investment type and is based upon our evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual and eventual diminution in realized value. Historical trends may not be indicative of future impairments or allowances. Furthermore, additional impairments may need to be taken or allowances provided for in the future that could have a material adverse effect on our business, results of operations or financial condition.
We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, we estimate fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to Our Investment Management and Research Business
AB’s revenues and results of operations depend on the market value and composition of AB’s AUM, which can fluctuate significantly based on various factors, including many factors outside of its control.
We derive most of our revenues related to AB’s business from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets AB manages for a particular client. The value and composition of AB’s AUM can be adversely affected by several factors, including:

•
Market Factors. Uncertainties were prevalent throughout 2017. Although U.S. equity markets have advanced to record levels and fixed income risk assets, such as high yield and other credit instruments, have continued to be strong, geopolitical tensions with North Korea, severe hurricanes in the United States and U.S. territories, and new terror attacks in Europe and the United States have kept investors on edge. Many investors are concerned that the U.S. markets are nearly overvalued and are watching closely for Federal Reserve action.

Beyond the United States, economic recovery is unfolding at varying rates throughout the developed and emerging markets. Europe, Asia and the Far East and emerging markets equities have earned high returns year-to-date as a result of improving corporate earnings, greater regulatory clarity, constructive outcomes of various European elections and stabilization in economic growth among the emerging markets. Despite this generally positive backdrop, uncertainty remains over issues like the potential for rising inflation in the United States and President Trump’s ability to pursue his promised pro-growth policies, the impact of Brexit and ongoing concerns about geopolitics, commodity prices and the sustainability of growth in the emerging markets. While the current environment of lower stock correlations, and the potential for lower returns and higher volatility going forward, bode well for active management, investors continue to favor passive management, presenting a significant industry-wide challenge to organic growth.
These factors may adversely affect AB’s AUM and revenues. Additionally, increases in interest rates, particularly if rapid, likely will decrease the total return of many bond investments due to lower market valuations of existing bonds. These factors could have a significant adverse effect on AB’s revenues and results of operations as AUM in AB’s fixed income investments comprise a major component of AB’s total AUM.

•
Client Preferences. Generally, AB’s clients may withdraw their assets at any time and on short notice. Also, changing market dynamics and investment trends, particularly with respect to sponsors of defined benefit plans choosing to invest in less risky investments and the ongoing shift to lower-fee passive services described below, may continue to reduce interest in some of the investment products AB offers, or clients and prospects may continue to seek investment products that AB may not currently offer. Loss of, or decreases in, AUM reduces AB’s investment advisory and services fees and revenues.

•
AB’s Investment Performance. AB’s ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with AB or invest additional assets, and when a prospective client is deciding whether to invest with AB. Poor investment performance, both in absolute terms or relative to peers and stated benchmarks, may result in clients withdrawing assets and in prospective clients choosing to invest with competitors.

•
Investing Trends. AB’s fee rates vary significantly among the various investment products and services AB offers to its clients. For example, AB generally earns higher fees from assets invested in its actively-managed equity services than in its actively-managed fixed income services or passive services. Also, AB often earns higher fees from global and international services than AB does from U.S. services. An adverse mix shift would reduce AB’s investment advisory and services fees and revenues.

•
Service Changes. AB may be required to reduce its fee levels, restructure the fees it charges or adjust the services it offers to its clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), changing technology in the asset management business (including algorithmic strategies and emerging financial technology), court decisions and competitive considerations. A reduction in fees would reduce AB’s revenues.

A decrease in the value of AB’s AUM, or a decrease in the amount of AUM AB manages, or an adverse mix shift in its AUM, would adversely affect AB’s investment advisory and services fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects AB’s and our business, results of operations or financial condition.
The industry-wide shift from actively-managed investment services to passive services has adversely affected AB’s investment advisory and services fees, revenues and results of operations, and this trend may continue.
The competitive environment with respect to the AB business has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. Active managers continued to struggle to attract new assets as the popularity of passive strategies persisted. Active equity net outflows from U.S. mutual funds were $201 billion in 2017 while passive equity inflows were $464 billion. In total, U.S. retail passive net inflows of $692 billion in 2017 represented a new all-time high. In this environment, organic growth through positive net flows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Global market volumes have declined in recent years, and we expect this to continue, fueled by the steady rise in active equity outflows and passive equity inflows. As a result, portfolio turnover has decreased and investors hold fewer shares that are actively traded by managers.
We and AXA and its affiliates provide a significant amount of AB’s AUM and fund a significant portion of AB’s seed investments, and, if we or they choose to terminate their investment advisory agreements or withdraw capital support, it could have a material adverse effect on AB’s business, results of operations or financial condition.
We and other AXA affiliates, collectively, are AB’s largest clients. We represented 17% of AB’s total AUM as of December 31, 2017. AXA and its affiliates other than us represented 6% of AB’s total AUM as of December 31, 2017 and 2% of AB’s net revenues for the year ended December 31, 2017. AB’s investment management agreements with us and AXA and its affiliates are terminable at any time or on short notice by either party, and neither we nor AXA and its affiliates are under any obligation to maintain any level of AUM with AB. If we or AXA and its affiliates were to terminate their investment management agreements with AB, it could have a material adverse effect on AB’s business, results of operations or financial condition.
Further, while we cannot at this time predict the eventual impact, if any, on AB of the Holdings IPO, it could include a reduction in the support AXA has provided to AB in the past with respect to AB’s investment management business, resulting in a decrease to AB’s revenues and ability to initiate new investment services.
AB’s reputation could suffer if it is unable to deliver consistent, competitive investment performance.
AB’s business is based on the trust and confidence of its clients. Poor investment performance on an absolute basis or as compared to third-party benchmarks or competitor products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of AUM and reducing the investment advisory fees AB earns. The effects of poor performance on AB could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. Damage to AB’s reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially AB’s AUM and impair its ability to maintain or grow its business.

Performance-based fee arrangements with AB’s clients cause greater fluctuations in its, and in turn our, net revenues.
AB sometimes charges its clients performance-based fees, whereby it charges a base advisory fee and is eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether in absolute terms or relative to a specified benchmark), it must gain back such underperformance before AB can collect future performance-based fees. Therefore, if AB fails to achieve the performance target for a particular period, AB will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, AB’s ability to earn future performance-based fees will be impaired.
If the percentage of AB’s AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AB’s performance-based fees in 2017, 2016 and 2015 were $94.7 million, $32.8 million, and $23.7 million, respectively.
AB’s seed capital investments are subject to market risk. While AB enters into various futures, forwards, swap and option contracts to economically hedge many of these investments, AB also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.
AB has a seed investment program for the purpose of building track records and assisting with the marketing initiatives pertaining to its new products. These seed capital investments are subject to market risk. AB’s risk management team oversees a seed hedging program that attempts to minimize this risk, subject to practical and cost considerations. Also, not all seed investments are deemed appropriate to hedge, and in those cases AB is exposed to market risk. In addition, AB may be subject to basis risk in that it cannot always hedge with precision its market exposure and, as a result, AB may be subject to relative spreads between market sectors. As a result, volatility in the capital markets may cause significant changes in its period-to-period financial and operating results.
AB uses various derivative instruments, including futures, forwards, swap and option contracts, in conjunction with its seed hedging program. While in most cases broad market risks are hedged, AB’s hedges are imperfect and some market risk remains. In addition, AB’s use of derivatives results in counterparty risk (i.e., the risk of exposure to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that the underlying positions do not move identically to the related derivative instruments).
The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties and the effects of MiFID II (as defined below).
Electronic, or “low-touch,” trading approaches represent a significant percentage of buy-side trading activity and typically produce transaction fees for execution-only services that are significantly lower than the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for traditional brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue.
In addition, the failure or inability of any of AB’s broker-dealer’s significant counterparties to perform could expose AB to substantial expenditures and adversely affect its revenues. For example, Sanford C. Bernstein & Co., LLC (“SCB LLC”), as a member of clearing and settlement exchanges, would be required to settle open trades of any non-performing counterparty. This exposes AB to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Lastly, AB’s ability to access liquidity in such situations may be limited by what its funding relationships are able to offer us at such times.
The second installment of the Markets in Financial Instruments Directive II (“MiFID II”), which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. The ultimate impact of MiFID II on payments for research globally is not yet certain.
AB may not accurately value the securities it holds on behalf of its clients or its company investments.
In accordance with applicable regulatory requirements, contractual obligations or client direction, AB employs procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. AB has established a valuation committee, composed of senior officers and employees, which oversees pricing controls and valuation processes. If market quotations for a security are not readily available, the valuation committee determines a fair value for the security.
Extraordinary volatility in financial markets, significant liquidity constraints or our failure to adequately consider one or more factors when determining the fair value of a security based on information with limited market observability could result in AB failing to properly value securities AB holds for its clients or investments accounted for on its balance sheet. Improper valuation likely would result in its basing fee calculations on inaccurate AUM figures, its striking incorrect net asset values for company-sponsored mutual funds or hedge funds or, in the case of company investments, its inaccurately calculating and reporting AB’s business, financial condition and operating results. Although the overall percentage of AB’s AUM that it fair values based on information with limited market observability is not significant, inaccurate fair value determinations can harm AB’s clients, create regulatory issues and damage its reputation.
AB may not have sufficient information to confirm or review the accuracy of valuations provided to it by underlying external managers for the funds in which certain of its alternative investment products invest.
Certain of AB’s alternative investment services invest in funds managed by external managers (“External Managers”) rather than investing directly in securities and other instruments. As a result, AB’s ability will be limited with regard to (i) monitoring such investments, (ii) regularly obtaining complete, accurate and current information with respect to such investments and (iii) exercising control over such investments. Accordingly, AB may not have sufficient information to confirm or review the accuracy of valuations provided to it by External Managers. In addition, AB will be required to rely on External Managers’ compliance with any applicable investment guidelines and restrictions. Any failure of an External Manager to operate within such guidelines or to provide accurate information with respect to the investment could subject AB’s alternative investment products to losses and cause damage to its reputation.
The quantitative models AB uses in certain of its investment services may contain errors, resulting in imprecise risk assessments and unintended output.
AB uses quantitative models in a variety of its investment services, generally in combination with fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. AB’s model risk oversight committee oversees the model governance framework and associated model review activities, which are then executed by AB’s model risk team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and AB’s controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.
AB may not always successfully manage actual and potential conflicts of interest that arise in its business.
Increasingly, AB must manage actual and potential conflicts of interest, including situations where its services to a particular client conflict, or are perceived to conflict, with the interests of another client. Failure to adequately address potential conflicts of interest could adversely affect our reputation, results of operations and business prospects.
AB has procedures and controls that are designed to identify and mitigate conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex. AB’s reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if AB fails, or appears to fail, to deal appropriately with actual or perceived conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
The inability to access clients through intermediaries could have a material adverse effect on AB’s business.
AB’s ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of AB’s investment products. There can be no assurance that AB will be able to retain access to these intermediaries. The inability to have such access could have a material adverse effect on AB’s and, in turn, our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with AB’s competitors, the sales of its products as well as its market share, revenue and net income could decline. Certain intermediaries with which AB conducts business charge AB fees to maintain access to their distribution networks. If AB chooses not to pay such fees, its ability to distribute through those intermediaries would be limited.

AB’s clients can withdraw the assets it manages on short notice, making its future client and revenue base unpredictable.
AB’s open-end fund clients generally may redeem their investments in these funds each business day without prior notice. While not subject to daily redemption, closed-end funds that AB manages may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Institutional and individual Separate Account clients can terminate their relationships with AB generally at any time. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance relative to other asset management firms can result in decreased purchases of open-end fund shares, increased redemptions of open-end fund shares, and the loss of institutional or individual Separate Accounts. The decrease in revenue that could result from any of these events could have a material adverse effect on AB’s and, in turn, our business.
Fluctuations in the exchange rates between the U.S. dollar and various other currencies can adversely affect AB’s AUM, revenues and results of operations.
Although significant portions of AB’s net revenues and expenses, as well as AB’s AUM, presently are denominated in U.S. dollars, AB has subsidiaries and clients outside of the United States with functional currencies other than the U.S. dollar. Weakening of these currencies relative to the U.S. dollar adversely affects the value in U.S. dollar terms of AB’s revenues and our AUM denominated in these other currencies. Accordingly, fluctuations in U.S. dollar exchange rates affect our AUM, revenues and reported financial results from one period to the next.
Investments in other countries are subject to operational, regulatory, compliance and reputational risks, including changes in applicable laws and regulatory requirements; difficulties in staffing and managing foreign operations; difficulties in collecting investment management fees receivable; different, and in some cases less stringent, legal, regulatory and accounting regimes; political instability; fluctuations in currency exchange rates; expatriation controls; expropriation risks; and potential adverse tax consequences.
AB may not be successful in its efforts to hedge its exposure to such fluctuations, which could negatively impact its revenues and reported financial results.
 Changes in the partnership structure of AB Holding and AB or changes in the tax law governing partnerships would have significant tax ramifications.
AB Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership (“PTP”) for federal income tax purposes. AB Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB. In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through AB) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.
AB is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AB is subject to the 4.0% UBT. Domestic corporate subsidiaries of AB, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries generally are subject to taxes in the foreign jurisdiction where they are located. If AB’s business increasingly operates in countries other than the United States, AB’s effective tax rate may increase because its international subsidiaries are subject to corporate taxes in the jurisdictions where they are located.
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were to be considered readily tradable, AB would become subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a grandfathered PTP and would become subject to federal and state corporate income tax on its net income. If AB Holding and AB were to become subject to corporate income tax as set forth above, their net income and quarterly distributions to holders of AB Holding Units or AB Units would be materially reduced.
The Tax Reform Act reduces the federal corporate income tax rate applicable to AB’s U.S. subsidiaries to 21%. The Tax Reform Act also imposes a onetime transitional tax on some of the accumulated earnings of AB’s foreign subsidiaries and will tax on a current basis earnings of its foreign subsidiaries. These and other changes in the Tax Reform Act could adversely affect AB’s business, results of operations or financial condition. AB is assessing the overall impact that the Tax Reform Act is expected to have on its business, results of operations and financial condition.
Legal and Regulatory Risks
We may be materially and adversely impacted by U.S. federal and state legislative and regulatory action affecting financial institutions.
Regulatory changes, and other reforms globally, could lead to business disruptions, could adversely impact the value of assets we have invested on behalf of clients and policyholders and could make it more difficult for us to conduct certain business activities or distinguish ourselves from competitors. Any of these factors could materially and adversely affect our business, results of operations or financial condition.
Dodd-Frank Act. The Dodd-Frank Act established the FSOC, which has the authority to designate non-bank systemically important financial institutions (“SIFIs”), thereby subjecting them to enhanced prudential standards and supervision by the Federal Reserve Board, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, capital planning and stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning. If the FSOC were to determine that Holdings is a non-bank SIFI, we, as a subsidiary of Holdings, would become subject to certain of these enhanced prudential standards. Other regulators, such as state insurance regulators, may also determine to adopt new or heightened regulatory safeguards as a result of actions taken by the Federal Reserve Board in connection with its supervision of non-bank SIFIs. There can be no assurance that Holdings will not be designated as a non-bank SIFI, that such new or enhanced regulation will not apply to Holdings in the future, or, to the extent such regulation is adopted, that it would not have a material impact on our operations.
In addition, if Holdings were designated a SIFI, it could potentially be subject to capital charges or other restrictions with respect to activities it engages in that are limited by Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” which places limitations on the ability of banks and their affiliates to engage in proprietary trading and limits the sponsorship of, and investment in, covered funds by banking entities and their affiliates.
Title II of the Dodd-Frank Act provides that certain financial companies, including Holdings, may be subject to a special resolution regime outside the federal bankruptcy code, which is administered by the Federal Deposit Insurance Corporation as receiver, and is applied to a covered financial company upon a determination that the company presents a risk to U.S. financial stability. U.S. insurance subsidiaries of any such covered financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. We cannot predict how rating agencies, or our creditors, will evaluate this potential or whether it will impact our financing or hedging costs.
The Dodd-Frank Act also established the FIO within the U.S. Department of the Treasury, which has the authority, on behalf of the United States, to participate in the negotiation of “covered agreements” with foreign governments or regulators, as well as to collect information and monitor about the insurance industry. While not having a general supervisory or regulatory authority over the business of insurance, the director of the FIO will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation.
While the Trump administration has indicated its intent to modify various aspects of the Dodd-Frank Act, it is unclear whether or how such modifications will be implemented or the impact any such modifications would have on our businesses.
Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.
 Regulation of Broker-Dealers. The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide), will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act.
ERISA. The DOL issued a final Rule on April 6, 2016 that significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our affiliated advisors and our employees provide investment-related information and support to retirement plan sponsors, participants, and IRA holders. The DOL also issued in connection with the Rule amendments to certain PTEs under ERISA, and issued a new PTE, the Best Interest Contract Exemption, that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. Implementation of the Rule was originally scheduled to be phased in starting on April 10, 2017. In February 2017, however, the DOL was directed by the President’s Order and Memorandum to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. In response, in March 2017, the DOL published a notice soliciting comments on the examination described in the President’s Memorandum, which were due in April 2017. In addition, in April 2017, the DOL announced that the applicability date of the Rule was deferred from April 10, 2017 until June 9, 2017. The Rule became partially effective on June 9, 2017, with a special transition period for the remaining requirements that were due to take effect on January 1, 2018. To date, compliance with the portion of the Rule currently in force has not materially adversely affected our business, results of operations or financial condition. On November 29, 2017, the DOL finalized a delay in implementing the remaining requirements of the Rule from January 1, 2018 to July 1, 2019. On March 15, 2018 a federal appeals court issued a decision vacating the Rule. A final mandate has not been issued as of the filing of this Form 10-K, and there is a possibility that the DOL may ask for a rehearing or appeal this decision. At this time, we do not currently plan any immediate changes to our approach to selling products and providing services to ERISA plans and IRAs.
Although management continues to evaluate its potential impact on our business, the Rule, if it remains in effect, is expected to cause adverse changes to the level and type of services we provide, as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs, which may have a significant adverse effect on our business and consolidated results of operations. For example, a significant portion of our variable annuity sales are to IRAs. The new regulation deems advisors, including third-party distributors, who provide investment advice in connection with an IRA, IRA rollover or 401(k) plan, to be fiduciaries and prohibits them from receiving compensation unless they comply with a PTE. The relevant PTE requires advisors to comply with impartial conduct standards and will require us to exercise additional oversight of the sales process. Compliance with the PTEs will result in increased regulatory burdens on us and our third-party distribution channels, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our business and results of operations.
There is still considerable uncertainty over whether the Rule will be substantially modified or repealed or whether the federal appeals court decision to vacate the Rule will stand. Changes to the Rule as currently adopted could also have a significant adverse effect on our business and consolidated results of operations. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations or financial condition.
General. From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our business, results of operations or financial condition.
Our retirement and protection businesses are heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.
We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our retirement and protection businesses, and we are regulated by the NYDFS and the states in which we are licensed. We are domiciled in New York and are primarily regulated by the NYDFS.
 State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. For example, the NAIC as well as state regulators are currently considering implementing regulations that would apply an impartial conduct standard similar to the Rule on recommendations made in connection with certain annuities and life insurance policies. In particular, on December 27, 2017, the NYDFS proposed regulations that would adopt a “best interest” standard for the sale of life insurance and annuity products in New York. The likelihood of enactment of these regulations is uncertain at this time, but if implemented, these regulations could have significant adverse effects on our business and consolidated results of operations. Generally, changes in laws and regulations, or in interpretations thereof, including potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.
We currently use captive reinsurance subsidiaries primarily to reinsure (i) term life insurance and universal life insurance with secondary guarantees, (ii) the GMxB Business, (iii) excess claims relating to variable annuities with GMIB riders which are subject to reinsurance treaties with unaffiliated third parties and (iv) to retrocede reinsurance of variable annuity guaranteed minimum benefits assumed from unaffiliated third parties. Prior to the Holdings IPO, we plan to unwind the captive reinsurance of the GMxB Business. Uncertainties associated with continued use of captive reinsurance are primarily related to potential regulatory changes. See “—Risks Relating to Our Retirement and Protection Businesses—Risks Relating to Our Reinsurance and Hedging Programs.”
Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees, such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements. The NAIC’s principle-based reserves (“PBR”) approach for life insurance policies became effective on January 1, 2017, and has a three-year phase-in period. We are currently assessing the impact of, and appropriate implementation plan for, the PBR approach for life policies. The timing and extent of further changes to statutory reserves and reporting requirements are uncertain.
During 2015, the NAIC Financial Condition Committee (the “E Committee”) established the VAIWG to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted the VA Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business and therefore has broader implications beyond captive reinsurance transactions. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework for insurers that write variable annuity business. In November 2015, VAIWG engaged OW to conduct a QIS involving industry participants, including the Company, of various reforms outlined in the VA Framework for Change. OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current variable annuity reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that the QIS2 involving industry participants including us, will be conducted by OW. The QIS2 was initiated in February 2017 and OW issued its recommendation in December 2017. The NAIC continues to deliberate on QIS2 results. The NAIC has indicated it expects to complete its work by the 2018 Fall NAIC Meeting. Timing for implementation of changes to the current variable annuity reserve and capital framework remains uncertain.
We are currently assessing the impact on the Company of the NAIC’s proposed changes to the reserve and capital framework requirements currently applicable to our variable annuity business and we cannot predict what revisions to the VA Framework for Change proposal may be implemented as a result of QIS2 and ongoing NAIC deliberations. As a result, the timing and extent of any necessary changes to reserves and capital requirements for our variable annuity business resulting from the work of the NAIC VAIWG are uncertain.
Our investment management and research business is heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.
Virtually all aspects of our investment management and research business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our business, results of operations or financial condition. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money and could potentially damage our reputation.

In recent years, global regulators have substantially increased their oversight of financial services and investment management services. For example, the Financial Supervisory Commission in Taiwan (“FSC”) implemented, as of January 1, 2015, new limits on the degree to which local investors can own an offshore investment product. While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.
The second installment of the MiFID II, which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are recognized in the industry as having the potential to significantly decrease the overall research spend by European buy-side firms. Consequently, our U.K.-based broker-dealer is considering new charging mechanisms for its research in order to minimize this impact as part of its broader MiFID II implementation program. It is important to note, however, that our new charging techniques and other strategic decisions to address the new environment created by MiFID II may not be successful, which could result in a significant decline in our sell-side revenues.
Also, although MiFID II does permit buy-side firms to purchase research through the use of client-funded research payment accounts, most buy-side firms that operate in the Eurozone, including our U.K. buy-side subsidiaries, have decided to use their own funds to pay for research in the Eurozone. This change in practice will increase our expenses in the Eurozone and, if this practice becomes more pervasive globally, may have a significant adverse effect on our net income in future periods. The ultimate impact of MiFID II on payments for research globally is not yet certain.
Finally, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the EU, but it remains unclear exactly how the U.K.’s status in relation to the EU will change when it ultimately leaves. Ongoing changes in the EU’s regulatory framework applicable to our business, including Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations.
The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming.
The Tax Reform Act could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.
December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While we expect the Tax Reform Act to have a net positive economic impact on us, it contains measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018. On a GAAP basis, the reduction in the tax rate generally should have a positive impact on our earnings, but resulted in a reduction in the value of our deferred tax assets.

On a statutory basis, we recorded a reduction in the admitted deferred tax assets reported in 2017. The NAIC could also, as a result of the reduction in the federal corporate income tax rate, revise certain items indirectly linked to such tax rate in the RBC formula and CTE calculations. These revisions could have a negative impact on our RBC ratio and also impact our CTE calculations, which could cause us to revise our target RBC and CTE levels, as appropriate. We continue to monitor potential regulatory changes following the Tax Reform Act.

The Tax Reform Act includes provisions that modify the calculation of the dividends received deduction(“DRD”), change how deductions are determined for insurance reserves, increase the amount of policy acquisition expense (also called tax “DAC”) that must be capitalized and amortized for federal income tax purposes, limit the use of net operating losses (“NOLs”) and limit deductions for net interest expense. These provisions could adversely affect our business, results of operations or financial condition, notwithstanding the lower corporate income tax rate. These provisions could also impact our investments and investment strategies.

The Tax Reform Act also imposes a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries and will tax on a current basis earnings of our foreign subsidiaries. These and other changes in the Tax Reform Act could adversely affect our investment management and research business, results of operations or financial condition.

We are assessing the overall impact that the Tax Reform Act is expected to have on our business, results of operations and financial condition.

Future changes in U.S. tax laws and regulations or interpretations thereof could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.

Future changes in U.S. tax laws could have a material adverse effect on our business, results of operations or financial condition. We anticipate that, following the recently enacted Tax Reform Act, we will continue deriving tax benefits from certain items, including but not limited to the DRD, tax credits, insurance reserve deductions and interest expense deductions. However, there is a risk that interpretations of the Tax Reform Act, regulations promulgated thereunder, or future changes to federal, state or other tax laws could reduce or eliminate the tax benefits from these or other items and result in our incurring materially higher taxes.
Many of the products that we sell benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, life insurance and annuity contracts currently allow policyholders to defer the recognition of taxable income earned within the contract. While the Tax Reform Act does not change these rules, a future change in law that modifies or eliminates this tax-favored status could reduce demand for our products. Also, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. Each of these changes could reduce our earnings and negatively impact our business.
Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition.
A number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against us and other life and health insurers and asset managers in the jurisdictions in which we do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payment of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, discrimination, alleged mismanagement of client funds and other general business-related matters. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.
We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. Our consolidated results of operations or financial position could be materially and adversely affected by defense and settlement costs and any unexpected material adverse outcomes in such matters, as well as in other material actions and proceedings pending against us. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. For instance, we are a defendant in a number of lawsuits related to cost of insurance increases, including class actions in federal and state court alleging breach of contract and other claims under UL policies. For information regarding these and others legal proceedings pending against us, see Note 16 of Notes to Consolidated Financial Statements.
In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, FINRA, the CFTC, the National Futures Association (the “NFA”), state attorneys general, the NYDFS and other state insurance regulators, and other regulators could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, the CFTC, the NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators on a wide range of issues. On March 30, 2018, we received a copy of an anonymous letter containing general allegations relating to the preparation of our financial statements. Our audit committee, with the assistance of outside counsel, has reviewed these matters and concluded that the allegations were not substantiated and accordingly did not present any issue material to our financial statements. At this time, management cannot predict what actions the SEC, FINRA, the CFTC, the NFA, state attorneys general, the NYDFS and other state insurance regulators, or other regulators may take or what the impact of such actions might be.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal costs, and otherwise have a material adverse effect on our business, results of operations or financial condition.

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES

AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. AXA Equitable also has the following significant office space leases in: Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, Charlotte, NC, under a lease that expires in 2028; and Secaucus, NJ, under a lease that expires in 2018.

AB’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. AB also leases space at two other locations in New York City. In addition, AB leases office space in White Plains, NY under a lease expiring in 2021 with options to extend to 2031 and in San Antonio, TX under a lease expiring in 2019 (with options to extend to 2029). AB also leases space in 19 other cities in the United States and AB’s subsidiaries lease space in 27 cities outside the United States, the most significant of which are in London, England and in Tokyo, Japan.

Part I, Item 3.
LEGAL PROCEEDINGS

The matters set forth in Note 16 of Notes to Consolidated Financial Statements for the year ended December 31, 2017 (Part II, Item 8 of this report) are incorporated herein by reference.

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2017, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC, a wholly owned, direct subsidiary of AXA Financial, Inc., which is a wholly owned, direct subsidiary of AXA Equitable Holdings, Inc., which is a wholly owned, direct subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2017, 2016 and 2015, AXA Equitable paid $0, $1.1 billion and $767 million, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 17 of Notes to Consolidated Financial Statements.

Part II, Item 6.
SELECTED HISTORICAL FINANCIAL DATA

The Selected Consolidated Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Restatement and Revision of Prior Period Financial Statements

Management identified errors in its previously issued financial statements related primarily to the calculation of policyholders’ benefit reserves and the calculation of DAC amortization for certain variable and interest sensitive life products. Based on quantitative and qualitative factors, management determined that the impact of the errors was material to the consolidated financial statements as of and for the year ended December 31, 2016, which therefore are restated herein and discussed below. The impact of these errors to the consolidated financial statements as of and for the years ended December 31, 2015, 2014, and 2013 was not considered to be material either individually or in the aggregate. In order to improve the consistency and comparability of the financial statements, management voluntarily revised the consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flows for the years ended December 31, 2015, 2014, and 2013 to include the revisions discussed herein.

	Years Ended December 31,
		As Restated
	2017	2016	2015	2014	2013
	(in millions)
Statements of Income (Loss) Data:
REVENUES
Policy charges and fee income	$3,334	$3,344	$3,291	$3,152	$3,184
Premiums	904	880	852	859	846
Net derivative gains (losses)	890	(1,211)	(1,161)	3,436	(4,197)
Net investment income (loss)	2,583	2,318	2,057	2,210	2,237
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(65)	(41)	(72)	(66)
Other investment gains (losses), net	(112)	81	21	14	(33)
Total investment gains (losses), net	(125)	16	(20)	(58)	(99)
Investment management and service fees	4,106	3,755	3,902	3,900	3,741
Other income	41	36	40	30	82
Total revenues	$11,733	$9,138	$8,961	$13,529	$5,794

	Years Ended December 31,
		As Restated
	2017	2016	2015	2014	2013
	(in millions)
Statements of Income (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$3,462	$2,771	$2,474	$3,721	$1,955
Interest credited to policyholders’ account balances	1,040	1,029	887	901	939
Compensation and benefits	1,762	1,723	1,783	1,739	1,743
Commissions and distribution related payments	1,486	1,467	1,505	1,560	1,583
Interest expense	29	16	20	53	88
Amortization of deferred policy acquisition costs, net	268	52	(243)	(344)	103
Other operating costs and expenses	1,431	1,458	1,497	1,668	1,711
Total benefits and other deductions	9,478	8,516	7,923	9,298	8,122
Income (loss) from operations, before income taxes	2,255	622	1,038	4,231	(2,328)
Income tax (expense) benefit	1,139	84	22	(1,042)	1,027
Net income (loss)	3,394	706	1,060	3,189	(1,301)
Less: net (income) loss attributable to the noncontrolling interest	(534)	(496)	(398)	(382)	(335)
Net income (loss) Attributable to AXA Equitable	$2,860	$210	$662	$2,807	$(1,636)

	As of December 31,
		As Restated
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Total investments	$68,098	$58,427	$52,527	$51,783	$45,977
Separate Accounts assets	122,537	111,403	107,497	111,059	108,857
Total Assets	225,985	204,556	195,303	196,735	184,186
Policyholders’ account balances	43,805	38,825	32,895	31,799	30,366
Future policy benefits and other policyholders’ liabilities	29,034	28,901	28,431	26,818	23,036
Short-term and long-term debt	769	513	584	689	468
Loans from affiliates	—	—	—	—	825
Separate Accounts liabilities	122,537	111,403	107,497	111,059	108,857
Total liabilities	205,795	189,549	179,705	180,270	171,144
Total equity attributable to AXA Equitable	16,469	11,508	12,528	13,481	10,108
Noncontrolling interest	3,095	3,096	3,059	2,967	2,934
Total equity	$19,564	$14,604	$15,587	$16,448	$13,042

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

Executive Summary
Overview
We are one of America’s leading financial services companies, providing (i) advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations and (ii) a wide range of investment management insights, expertise and innovations to drive better investment decisions and outcomes for clients worldwide.

In the fourth quarter of 2017, we completed the reorganization of our segment results into an expanded segment structure to enhance transparency and accountability. We believe that the additional segments will enhance the transparency of the financial results of our retirement and protection businesses. We have modified the presentation of our business segment results to reflect our new operating structure and prior periods’ presentation has been revised to conform to the new structure.

We now manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See “Business—Segment Information” and Note 18 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Revenues
Our revenues come from three principal sources:

•	fee income derived from our retirement and protection products and our investment management and research services;

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment assets ("GAIA").
Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our retirement and protection products and the amount of AUM of our Investment Management and Research business. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. AV and AUM are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our investment income is driven by the yield on our GAIA portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.

Benefits and Other Deductions
Our primary expenses are:

•	policyholders’ benefits and interest credited to policyholders’ account balances;

•	sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and

•	compensation and benefits provided to our employees and other operating expenses.
Policyholders' benefits are driven primarily by customer withdrawals and surrenders which change in response to changes in capital market conditions. In addition, some of our policyholders’ benefits are directly tied to the AV and benefit base of our variable annuity products. Interest credited to policyholders varies in relation to the amount of the underlying AV or benefit base. Sales commissions and compensation paid to intermediaries and advisors vary in relation to premium and fee income generated from these sources, whereas compensation and benefits to our employees are more constant and impacted by market wages, and decline with increases in efficiency. Our ability to manage these expenses across various economic cycles and products is critical to the profitability of our company.

Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
In addition to our dynamic hedging strategy, we have recently implemented static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these new static hedge positions increases the size of our derivative positions and may result in higher net income volatility on a period-over-period basis.
Due to the impacts on our net income of equity market and interest rate movements and other items that are not part of the underlying profitability drivers of our business, we evaluate and manage our business performance using Non-GAAP Operating Earnings, a non-GAAP financial measure that is intended to remove these impacts from our results. See “—Key Operating Measures—Non-GAAP Operating Earnings.”

Significant Factors Impacting Our Results

The following significant factors have impacted, and may in the future impact, our financial condition, results of operations or cash flows.
Impact of Hedging and GMIB Reinsurance on Results
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates.  Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. These programs include:

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility.

In addition to our dynamic hedging program, in the fourth quarter of 2017 and the first quarter of 2018, we implemented a new hedging program utilizing static hedge positions (derivative positions intended to be held to maturity with less frequent rebalancing) to protect our statutory capital against stress scenarios.  The implementation of this new program in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment. See “Business-Segment Information—Individual Retirement.”

•
GMIB reinsurance contracts.  Historically, GMIB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross reserves for GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.

Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.

Effect of Assumption Updates on Operating Results
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We review the actuarial assumptions underlying these valuations at least annually and update assumptions when appropriate. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of Notes to Consolidated Financial Statements and “-Summary of Critical Accounting Policies-Liability for Future Policy Benefits.”

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Economic Conditions and Consumer Confidence
A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, changes in tax policy, global economic factors including programs by the European Central Bank, the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease. See “Risk Factors—Legal and Regulatory Risks—Future changes in U.S. tax laws and regulations or interpretations thereof, including as a result of tax reform, could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.”

Capital Market Conditions
Although extraordinary monetary accommodation has mitigated volatility in interest rate and credit and domestic equity markets for an extended period, global central banks may now be past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodating, an increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM or AV. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers.

Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, utilization rates and lapse rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “—Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:

•
Our GAIA portfolio consists predominantly of fixed income investments. In the near term, and absent further material change in yields available on investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets.

•
Certain of our variable annuity and life insurance products pay guaranteed minimum rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates longer (lower lapse rates) in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio should positively impact earnings. Similarly, we expect policyholders would be less likely to hold policies with existing guaranteed rates (higher lapse rates) as interest rates rise.

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of utilization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.

Regulatory Developments
Our life insurance subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
NAIC. The NAIC is currently considering a proposal, which if adopted, could materially change the sensitivity of variable annuity reserves and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. In addition, the NAIC E Committee has established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current reserve and capital framework for insurance companies that sell variable annuity products.

•
Department of Labor (“DOL”). In April 2016, the DOL issued the Rule, which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and IRA holders. In February 2017, the DOL was directed by the President’s Memorandum to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. The Rule was partially implemented on June 9, 2017, with a special transition period for certain requirements that are due to take effect on January 1, 2018. On November 29, 2017, the DOL finalized a delay in implementing a delay in implementing certain portions of the Rule from January 1, 2018 to July 1, 2019. On March 15, 2018 a federal appeals court issued a decision vacating the Rule. A final mandate has not been issued as of the date of this prospectus, and there is a possibility that the DOL may ask for a rehearing or appeal this decision. At this time, we do not currently plan any immediate changes to our approach to selling products and providing services to ERISA plans and IRAs. If the Rule remains in effect, we may need to make adverse changes to the level and type of services we provide as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs. See “Business—Regulation—ERISA Considerations.”

Impact of the Tax Reform Act

On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.

The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also includes changes to the DRD, insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries.

As a result of the Tax Reform Act, we expect our Non-GAAP Operating Earnings to improve on a recurring basis due to the reduction in the effective tax rate. Our new effective tax rate is expected to be approximately 19%, driven mainly by the new federal corporate tax rate of 21% and the DRD benefit.

We expect the Tax Reform Act to have both positive and negative impacts on our balance sheet. On the one hand, as a one-time effect, the lower tax rate resulted in a reduction to the value of our deferred tax assets. On the other hand, the Tax Reform Act repeals the corporate AMT and, subject to certain limitations, allows us to use our AMT credits going forward, which will result in a reduction of our tax liability.

In 2017, on a statutory basis, we recorded a moderate increase to our RBC ratio as a result of the Tax Reform Act. Specifically, this was mainly driven by the benefit of the corporate AMT repeal, but partially offset by a lower statutory deferred tax asset valuation.

We expect the tax liability on the earnings of our foreign subsidiaries will decrease going forward. In 2017, we recorded a one-time estimated decrease to net income of $23 million due to the estimated transitional tax on some of the accumulated earnings of these subsidiaries.

Overall, we expect the Tax Reform Act to have a net positive economic impact on us. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.

Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we plan to report Non-GAAP Operating Earnings, which is a measure that is not determined in accordance with U.S. GAAP. Management believes that the use of this non-GAAP financial measure, together with relevant U.S. GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers and trends of our business. This non-GAAP financial measure is intended to remove from our results of operations the impact of market changes (other than with respect to equity method investments) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. This measure should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate this measure. Consequently, our Non-GAAP Operating Earnings may not be comparable to similar measures used by other companies.

We also discuss certain operating measures, including AUM and AV and certain other operating measures, which management believes provide useful information about our businesses and the operational factors underlying our financial performance.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings is an after-tax non-GAAP financial measure used to evaluate our financial performance on a consolidated basis. The most significant of such adjustments relates to our derivative positions, which protect economic value and statutory capital, and are more sensitive to changes in market conditions than the variable annuity product liabilities as valued under U.S. GAAP. This is a large source of volatility in net income. Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to AXA Equitable adjusted to eliminate the impact of the following items:

•
Items related to GMxB features which include changes in the fair value of the derivatives we use to hedge our GMxB features within our variable annuity products, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives of our GMxB riders reflected within variable annuity products net derivative result;

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•
Investment (income) loss from certain derivative instruments, which includes net derivative (gains) losses, excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts, replicate credit exposure of fixed maturity securities, replicate a dollar-denominated fixed-coupon cash bonds, Separate Accounts fee hedges, and freestanding and embedded derivatives associated with products with GMxB features;

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension and other postretirement benefit obligations;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities and write-downs of goodwill; and

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes release of tax positions for a given audit period, goodwill impairment, state taxes on the sale of real estate and, for 2017, the impact related to the Tax Reform Act.

Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.
We use our prevailing corporate federal income tax rate of 35%, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to AXA Equitable to Non-GAAP Operating Earnings.
The table below presents a reconciliation of Net income attributable to AXA Equitable to Non-GAAP Operating Earnings for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Net income (loss) attributable to AXA Equitable	$2,860	$210	$662
Adjustments related to:
GMxB features	282	1,511	818
Investment (gains) losses	125	(16)	20
Investment income (loss) from certain derivative instruments	18	6	(104)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	132	135	137
Other adjustments	49	15	(11)
Income tax expense (benefit) related to above adjustments	(183)	(566)	(279)
Non-recurring tax items	(1,538)	22	(78)
Non-GAAP Operating Earnings	$1,745	$1,317	$1,165
Assets Under Management (“AUM”)
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.
Account Value (“AV”)
AV generally equals the policy account value of our Individual Retirement, Group Retirement and Protection Solutions products. It reflects the aggregate dollar amount of policyholder equity that has accumulated within retirement, variable annuity and universal-life products and equals cumulative gross deposits or premiums plus accrued credited interest, less withdrawals and various charges.

Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer variable annuity products with GMxB features. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in our net income attributable to AXA Equitable for the periods presented below results from the mismatch between (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
As of December 31, 2017, our economic interest in AB was approximately 29%.  Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.
The consolidated financial statements for the year ended December 31, 2016 were restated and the consolidated financial statements for the year ended December 31, 2015 were revised primarily for the correction of errors in the calculation of policyholders’ benefit reserves and embedded derivatives for the Company’s variable annuity products and the calculation of DAC amortization for certain variable and interest sensitive products.

The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
		As Restated
	2017	2016	2015
	(in millions)
REVENUES
Policy charges and fee income	$3,334	$3,344	$3,291
Premiums	904	880	852
Net derivative gains (losses)	890	(1,211)	(1,161)
Net investment income	2,583	2,318	2,057
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(65)	(41)
Other investment gains (losses), net	(112)	81	21
Total investment gains (losses), net	(125)	16	(20)
Investment management and service fees	4,106	3,755	3,902
Other income	41	36	40
Total revenues	11,733	9,138	8,961
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,462	2,771	2,474
Interest credited to policyholders’ account balances	1,040	1,029	887
Compensation and benefits	1,762	1,723	1,783
Commissions and distribution related payments	1,486	1,467	1,505
Interest expense	29	16	20
Amortization of deferred policy acquisition costs, net	268	52	(243)
Other operating costs and expenses (see note 11 for related party information)	1,431	1,458	1,497
Total benefits and other deductions	9,478	8,516	7,923
Income (loss) from operations, before income taxes	2,255	622	1,038
Income tax (expense) benefit	1,139	84	22
Net income (loss)	3,394	706	1,060
Less: net (income) loss attributable to the noncontrolling interest	(534)	(496)	(398)
Net income (loss) attributable to AXA Equitable	$2,860	$210	$662

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Non-GAAP Operating Earnings	$1,745	$1,317	$1,165

The following discussion compares the results for the year ended December 31, 2017 to the year ended December 31, 2016 and the results for the year ended December 31, 2016 to the year ended December 31, 2015.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Net Income Attributable to AXA Equitable
The $2.7 billion increase in net income attributable to AXA Equitable, to $2.9 billion for the year ended 2017 from $210 million for the year ended 2016, was primarily driven by the following notable items:

•
Increase in Net derivative gains of $2.1 billion mainly due to increased gains in our GMxB book carried at fair value and freestanding derivatives reflecting gains on interest rate, partially offset by higher equity returns leading to higher losses.

•
Increase in Investment management and service fees of $351 million primarily driven by our Investment Management and Research segment mainly due to higher base fees reflecting an increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management which generally have higher fees as well as higher performance fees.

•	Increase in Net investment income of $265 million due to an increase in income relating to trading securities driven primarily by increases in SCS holdings and AB trading activity.

•
Increase in Premiums of $24 million, primarily from our Individual Retirement segment driven by higher income benefit elections, partially offset by a decrease from our Protection Solutions segment driven primarily by a decrease in term life premiums.

•	Decrease in Other operating costs and expenses of $27 million due to operating efficiencies in 2017.

•	Increase in Income tax benefit of $1.1 billion due to a $1.3 billion benefit from a change in the tax law.
Partially offsetting this increase were the following notable items:

•
Increase in Policyholders’ benefits of $691 million primarily reflecting reserve increases driven by policyholder behavior benefit ratio unlock adjustments in our GMxB fixed-rate variable annuity products and an increase in death benefits paid, partially offset by the impact in our Protection Solutions segment of actuarial assumption updates and model changes in the fourth quarter of 2017.

•
Increase in Amortization of deferred policy acquisition costs, net of $216 million primarily due to the Protection Solutions segment as result of actuarial assumptions updates and model changes, partly offset by the positive impact from a change in our other assumptions primarily including mortality, premium funding assumptions and interest rates. This was partially offset by lower amortization in our Individual Retirement products.

•	Compensation and benefits increase of $39 million primarily attributable to higher incentive compensation and stock option expenses at AB.
Non-GAAP Operating Earnings
Our consolidated Non-GAAP Operating Earnings was favorably impacted during the period by several discrete actuarial assumption updates and model changes in our Protection Solutions segment.
Non-GAAP Operating Earnings increased $428 million to $1.7 billion during 2017 from $1.3 billion in 2016, primarily driven by the following notable items:

•
Increase in Investment management and service fees of $350 million primarily driven by our Investment Management and Research segment mainly due to higher base fees reflecting an increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Wealth Management, which generally have higher fees, as well as higher performance fees.

•	$320 million increase in Net derivative gains primarily driven by GMxB derivative gains due to decreasing interest rates in 2017 compared to 2016.

•	Increase in Net investment income of $137 million due to equity method investments and higher asset balances.

•
Increase in Premiums of $23 million, primarily from our Individual Retirement segment driven by higher IB elections, partially offset by a decrease from our Protection Solutions segment, driven primarily by a decrease in term life premiums.

Partially offsetting this increase were the following notable items:

•
Increase in Amortization of deferred policy acquisition costs, net of $216 million primarily due to the Protection Solutions segment as a result of actuarial assumption updates and model changes, partly offset by the positive impact from a change in our other assumptions primarily including mortality, premium funding assumptions and interest rates related to certain permanent life products as part of our loss recognition testing due to lower interest rates. This was partially offset by lower amortization in our Individual Retirement products.

•
$38 million increase in Policyholders’ benefits including an increase in GMxB policyholder benefits, partially offset by a decrease in Protection Solutions mainly due to actuarial assumption updates and model changes in the fourth quarter of 2017, partly compensated by higher net death claims.

•	Compensation and benefits increase of $41 million primarily attributable to higher incentive compensation and stock option expenses at AB.

•
Increase in Commissions and distribution related payments of $19 million due to higher distribution plan payments in the Investment Management and Research segment partially offset by lower commissions in the Individual Retirement and Protection Solutions segments.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Net Income (Loss) Attributable to AXA Equitable
The $452 million decrease in net income attributable to AXA Equitable to $210 million in 2016 from $662 million in 2015 was primarily driven by the following notable items:

•
Policyholders’ benefits increased $297 million primarily reflecting reserve increases in Individual Retirement, partly offset by our Protection Solutions segment to the positive impact of several assumption updates and model changes.

•	Increase in Amortization of deferred policy acquisition costs, net of $295 million primarily driven by $292 million in Protection Solutions segment as a result of assumption and model updates.

•
$147 million decrease in Investment management and service fees primarily due to a decrease in Retail and Institutional base fees from a shift in product mix and lower Bernstein Research Service fees due to lower market values.

Partially offsetting this decrease were the following notable items:

•
Increase of $261 million in Net investment income mainly due to unrealized gains on trading securities and higher commercial mortgage prepayments, partially offset by lower income from equity method investments.

•	Increase of $53 million in Policy charges and fee income mainly due to the impact of assumption changes and higher cost of insurance charges in our Protection Solutions segment.

•	$62 million higher income tax benefit in 2016.
Non-GAAP Operating Earnings
Non-GAAP Operating Earnings increased $152 million to $1.3 billion in 2016 from $1.2 billion in 2015, primarily driven by the following notable items:

•	Increase in Net derivative gains of $689 million mainly driven by GMxB derivative gains in Individual Retirement.

•	Increase of $121 million in Net investment income primarily due to higher asset balances partially offset by lower income on equity method investments.

•
Increase of $79 million in Policy charges, fee income and premiums mainly due to the impact of assumption changes and higher cost of insurance charges in our Protection Solutions segment, as well as higher premiums primarily in Individual Retirement, partially offset by the decrease in Protection Solutions premiums.

Partially offsetting this increase were the following notable items:

•	Amortization of deferred policy acquisition costs, net increased to $297 million primarily driven by the adverse impact of several assumption updates and model changes.

•
$145 million decrease in Investment management and service fees primarily due to a decrease in Retail and Institutions base fees from a shift in product mix and lower Bernstein Research Service fees due to lower market values.

Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM and AV by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 18 of Notes to Consolidated Financial Statements for further information on the Company’s segments.

The following table summarizes Operating earnings (loss) by segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$1,230	$1,026	$911
Group Retirement	287	173	166
Investment Management and Research	139	108	136
Protection Solutions	210	105	108
Corporate and Other	(121)	(95)	(156)
Non-GAAP Operating Earnings	$1,745	$1,317	$1,165
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.

The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings	$1,230	$1,026	$911

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$1,982	$1,844	$1,803
Net investment income	495	425	473
Investment gains (losses), net including derivative gains (losses)	577	274	(460)
Investment management, service fees and other income	734	696	732
Segment Revenues	3,788	3,239	2,548
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	1,285	724	249
Interest credited to policyholders' account balances	214	230	232
Commissions and distribution related payments	663	680	690
Amortization of deferred policy acquisition costs, net	(295)	(299)	(319)
Compensation, benefits, interest expense and other operating costs and expenses	279	506	493
Segment benefits and other deductions	$2,146	$1,841	$1,345

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	As of December 31,
	2017	2016	2015
	(in millions)
AV
General Account	$19,052	$15,377	$12,181
Separate Accounts	84,364	78,220	76,169
Total AV	$103,416	$93,597	$88,350
The following table summarizes a roll forward of AV for our Individual Retirement segment for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Balance as of beginning of period	$93,597	$88,350	$90,008
Gross premiums	7,778	7,957	7,456
Surrenders, withdrawals and benefits	(7,846)	(6,777)	(6,346)
Net flows	(68)	1,180	1,110
Investment performance, interest credited and policy charges	9,887	4,067	(2,768)
Balance as of end of period	$103,416	$93,597	$88,350
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $204 million to $1.2 billion in 2017 from $1.0 billion in 2016 primarily attributable to the following:

•
Decrease in Other operating costs and expenses, net of $237 million primarily related to lower amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA RE Arizona and other unaffiliated reinsurers, driven by the updated lapse and partial withdrawal assumption updates.

•
Increase in Policy charges and fee income, Premiums, Investment management and service fees, and other income of $176 million due to higher AV from higher equity market performance in 2017, and higher premium income from payout annuities.

•	Increase in Net investment income of $70 million primarily due to equity method investments and higher assets.

The increase was partially offset by:

•
A net decrease of $258 million due to $561 million of higher Policyholders' benefits, primarily driven by increased GMxB SOP reserves of $444 million related to the decrease in long term interest rates, that was partially offset by derivative gains of $303 million.

•	Increase in income tax expense of $40 million due to higher pre-tax operating earnings.

Net Flows and AV

•
The increase in AV of $9.8 billion period-over-period was driven primarily by equity market performance from the SCS product increase of $3.7 billion, Retirement Cornerstone product increase of $3.5 billion, and Accumulator Legacy increase of $1.5 billion.

•
Net flows were $(68) million, a $1.2 billion decrease for 2017, driven by a $1.1 billion increase in surrenders, withdrawals and benefits mainly coming from our fixed-rate GMxB business, and a $179 million decrease in gross premiums mainly due to the DOL Rule’s impact on sales by certain third-party firms.

•
Surrenders, withdrawals and benefits increased to $7.8 billion in 2017 from $6.8 billion in 2016. This increase was primarily driven by higher surrenders for some of the Company’s indexed annuity products as certain of these products have begun to reach the end of their surrender charge period.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 for the Individual Retirement Segment
Operating earnings
Operating earnings increased $115 million to $1,026 million for 2016 from $911 million in 2015 primarily attributable to the following:

•
A net increase of $259 million, resulting from a $475 million in Policyholders' benefits primarily driven by increased GMxB SOP reserves related to the decrease in long term interest rates. This increase was offset by derivative gains of $734 million.

The increase was partially offset by the following:

•
Increase in Net Amortization of DAC of $20 million due primarily to an update of our lapse and withdrawal assumptions for our fixed rate variable annuity products with GMxB features in 2015 that did not recur in 2016.

•	Increase in income tax expense of $80 million due to an increase in pre-tax operating earnings.

Net Flows and AV

•
Net flows of $1.2 billion during 2016 were $70 million higher than the net flows of $1.1 billion during 2015 due mostly to a $501 million increase in gross premiums, offset by an increase of $431 million in surrenders, benefits and other charges.

•	The increase in AV of $5.2 billion during 2016 was driven by an increase in interest credited and investment performance of $6.9 billion to $5.2 billion for 2016 from $(1.7) billion for 2015.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings	$287	$173	$166

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$248	$217	$220
Net investment income	551	466	433
Investment gains (losses), net including derivative gains (losses)	(3)	(10)	3
Investment Management, service fees and other income	176	149	150
Segment Revenues	972	822	806
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	—	1	—
Interest credited to policyholders' account balances	283	271	261
Commissions and distribution related payments	208	200	190
Amortization of deferred policy acquisition costs, net	(65)	(36)	(34)
Compensation, benefits, interest expense and other operating costs and expenses	171	164	179
Segment benefits and other deductions	$597	$600	$596

The following tables summarize AV for our Group Retirement Segment as of the dates indicated:

	As of December 31,
	2017	2016	2015
	(in millions)
AV
General Account	$11,319	$10,998	$10,232
Separate Accounts	22,587	19,140	17,525
Total AV	$33,906	$30,138	$27,757
The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Balance as of beginning of period	$30,138	$27,757	$27,607
Gross premiums	3,205	3,137	2,858
Surrenders and withdrawals	(2,938)	(2,458)	(2,507)
Net flows	267	679	351
Investment performance and interest credited	3,501	1,702	(202)
Balance as of end of period	$33,906	$30,138	$27,756

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $114 million to $287 million for 2017 from $173 million in 2016.
The increase is primarily attributable to the following:

•	Higher fee income from Policy charges, fee income and premiums and Investment management, service fees and other income of $58 million due to positive net flows and equity market performance in 2017.

•	Increase in Net investment income of $85 million due to higher income from equity method investments and higher assets.

•	Decrease of $29 million in Amortization of DAC, net. We adjusted our assumptions for DAC amortization in 2017, lengthening the amortization period due to higher persistency.

This increase was partially offset by the following:

•	Increase in Interest credited to policyholders' account balances of $12 million due to higher average General Account AV.

•	Increase in taxes of $39 million driven by higher operating income and the non-recurring 2016 dividends received deduction also contributed to the year-over-year variance.
Net Flows and AV

•
Net flows were $267 million, a $412 million decrease for 2017, driven primarily by a $480 million increase in surrenders, withdrawals and benefits, partially offset by a $68 million increase in gross premiums in our 403(b) market through AXA Advisors distribution.

•	The increase in AV of $3.8 billion year-over-year was driven primarily by equity market performance.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 for the Group Retirement Segment
Operating earnings
Operating earnings increased $7 million to $173 million in 2016 from $166 million in 2015.
The increase is primarily attributable to the following:

•	Higher Net investment income of $33 million due to higher asset balances partially offset by lower income from equity method investments.

•	Compensation and benefits decreased by $14 million reflecting operating efficiencies.

This increase was partially offset by:

•	Higher Net derivative losses of $13 million driven by separate account hedge losses from higher equity markets after the first quarter of 2016.

•	Higher Interest credited to policyholders’ account balances of $10 million due to an increase in our average General Account AV.

•	Despite higher average AV in 2016, the market downturn in the first quarter of 2016 resulted in a decline in fees relative to 2015.

Net Flows and AV

•	Net flows were $679 million during 2016, $328 million higher than the net flows of $351 million during 2015, primarily driven by higher sales and strong in-force management.

•	The increase of $2.4 billion in AV during 2016 was primarily driven by strong investment performance.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss) presented here represents our current economic interest, net of tax, in AB of approximately 29%.
The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings	$139	$108	$136

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$—	$—	$—
Net investment income	60	53	7
Investment gains (losses), net including derivative gains (losses)	(24)	(16)	15
Investment Management, service fees and other income	3,178	2,894	2,993
Segment Revenues	3,214	2,931	3,015
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	—	—	—
Interest credited to policyholders' account balances	—	—	—
Commissions and distribution related payments	415	372	394
Amortization of deferred policy acquisition costs, net	—	—	—
Compensation, benefits, interest expense and other operating costs and expenses	2,042	1,940	2,006
Segment benefits and other deductions	$2,457	$2,312	$2,400

Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in billions)
Balance as of beginning of period	$480.2	$467.4	$474.0
Long-term flows:
Sales/new accounts	78.7	73.0	75.4
Redemptions/terminations	(60.7)	(65.8)	(61.4)
Cash flow/unreinvested dividends	(4.8)	(17.0)	(10.8)
Net long-term (outflows) inflows	13.2	(9.8)	3.2
Acquisition	—	2.5	—
AUM adjustment(1)	—	(3.0)	—
Market appreciation (depreciation)	61.1	23.1	(9.8)
Net change	74.3	12.8	(6.6)
Balance as of end of period	$554.5	$480.2	$467.4

(1)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our investment management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in billions)
Distribution Channel:
Institutions	$253.8	$243.4	$242.9
Retail	177.5	157.7	160.6
Private Wealth Management	86.7	78.9	77.2
Total	$518.0	$480.0	$480.7
Investment Service:
Equity Actively Managed	$125.6	$109.4	$113.2
Equity Passively Managed(1)	50.8	46.5	49.3
Fixed Income Actively
Managed – Taxable	236.3	221.5	217.7
Fixed Income Actively
Managed – Tax-exempt	38.8	36.3	32.6
Fixed Income Passively
Managed(1)	10.3	11.0	10.1
Other(2)	56.2	55.3	57.8
Total	$518.0	$480.0	$480.7

(1)	Includes index and enhanced index services.

(2)	Includes multi-asset solutions and services, and certain alternative investments.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $31 million in 2017 to $139 million from $108 million in 2016 primarily attributable to the following:

•
Increase in Investment management, service fees, and other income of $284 million primarily due to higher base fees of $205 million resulting from increases in Retail, Institutions and Private Wealth Management base fees due to 7.9% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. Performance fees increased by $62 million.

•
Increase in Investment advisory fees was partially offset by a decrease in Bernstein Research Services revenues of $30 million primarily due to a decline in our clients’ trading activity in the United States and a volume mix shift to electronic trading in Europe, partially offset by increased client activity in Asia.

•	Higher Net investment income of $7 million.

This increase in operating earnings was partially offset by an increase in total segment benefits and other deductions of $145 million due to:

•
Higher Compensation and benefit expenses of $73 million, primarily attributable to higher incentive compensation and higher base compensation, which resulted from higher severance and higher commissions.

•	Higher Distribution plan payments of $43 million.

•
Higher Other operating costs and expenses of $26 million. The increase is primarily due to a vendor termination payment of $20 million and higher expenses related to consolidated company-sponsored investment funds.

•	Increase in Income tax expense of $14 million due to increase in pre-tax operating earnings.

Long-Term Net Flows and AUM

•
Total AUM as of December 31, 2017 was $554.5 billion, up $74.3 billion, or 15.5%, during 2017. The increase was driven by market appreciation of $61.1 billion and net flows of $13.2 billion (primarily due to Retail and Institutional inflows of $19.8 billion and $10.4 billion, respectively).

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 for the Investment Management and Research Segment
Operating earnings
Operating earnings decreased $28 million to $108 million in 2016 from $136 million in 2015 primarily attributable to the following:

•
Decrease in investment advisory and services base fees of $100 million primarily due to a decrease in Retail and Institutions base fees due to a shift in product mix to services generating lower fees and lower Retail average AUM in 2016, as compared to 2015. This was partially offset by an increase in Private Wealth Management base fees.

•	Decrease in Bernstein Research Services revenues of $14 million due to lower market values and volumes in Europe and Asia and the discontinuation of Equity Capital Market Services.

•	Higher income taxes of $5 million due to higher taxes on foreign earnings.

This decrease was partially offset by the following:

•
Decrease in compensation and benefit expenses of $37 million, primarily attributable to lower incentive compensation of $38 million. In addition, there was a decrease in commissions and fringe benefits and other costs of $14 million, partially offset by an increase in base compensation of $10 million, reflecting higher severance costs.

•	Lower other promotion and servicing expenses of $15 million due to lower transfer fees, marketing, travel and entertainment and other expenses.

•	Higher performance fees of $9 million, with an increase in Private Client performance fees and Institutions performance fees partially offset by lower Retail performance fees.

•
Decrease in net distribution costs of $22 million, driven by a larger decrease in distribution revenue than the corresponding decrease in distribution plan payments and amortization of deferred sales commissions.

Long-Term Net Flows and AUM:

•
Total AUM as of December 31, 2016 were $480.2 billion, up $12.8 billion, or 2.7%, during 2016. The increase was driven by market appreciation of $23.1 billion offset by net outflows of $9.8 billion, reflecting Institutional outflows of $5.4 billion and Retail outflows of $4.8 billion, partially offset by Private Wealth Management inflows of $0.4 billion.

Protection Solutions
The Protection Solutions segment includes our life insurance and employee benefits businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including VUL, IUL and term life products. In 2015, we entered the employee benefits market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses.
Our Protection Solutions segment was impacted during the period by several discrete items, including actuarial assumption updates and model changes, a maintenance expense assumption update, a mortality table update and loss recognition testing. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. Excluding the non-recurring items noted above, we plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes Operating earnings of our Protection Solutions segment for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings	$210	$105	$108

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$1,581	$1,744	$1,681
Net investment income	708	685	648
Investment gains (losses), net including derivative gains (losses)	(5)	(1)	1
Investment Management, service fees and other income	133	116	121
Segment Revenues	2,417	2,544	2,451
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	677	1,198	1,351
Interest credited to policyholders' account balances	387	406	392
Commissions and distribution related payments	176	188	210
Amortization of deferred policy acquisition costs, net	639	362	70
Compensation, benefits, interest expense and other operating costs and expenses	251	252	289
Segment benefits and other deductions	$2,130	$2,406	$2,312

The following table summarizes AV for our Protection Solutions segment for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
AV
General Account	$12,830	$13,096	$12,846
Separate Accounts	11,267	10,104	9,832
Total AV	$24,097	$23,200	$22,678

The following table presents our in-force face amounts for the periods indicated, respectively, for our individual life insurance products:

	Years Ended December 31,
	2017	2016	2015
	(in billions)
In-force face amount by product:(1)
Universal Life(2)	$55.8	$58.2	$60.2
Indexed universal life	6.4	7.2	8.1
Variable universal life(3)	109.1	112.5	116.4
Term	209.7	208.8	208.2
Whole life	1.6	1.7	1.8
Total in-force face amount	$382.6	$388.4	$394.7

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $105 million in 2017 to $210 million from $105 million in 2016 primarily attributable to the following:

•
$521 million decrease in Policyholders' benefits mainly due to the positive impact of actuarial assumptions updates and model changes, partially offset by higher net death claims, and the adverse impact of a change in the mortality table.

•	Increase in Net investment income of $23 million due to equity method investments and higher asset balances.

•	$19 million decrease in Interest credited to policyholders' account balances mainly due to IUL/MSO

This increase was partially offset by the following:

•
$277 million increase in DAC amortization, net mainly due to a DAC write-off as a result of actuarial assumption updates and model changes, partly offset by the positive impact from a change in other assumptions including mortality, premium funding and interest rates.

•
$163 million decrease in Policy charges, fee income and premiums mainly due the adverse impact of a change in the mortality table in 2017 and the nonrecurrence of positive model updates on universal life products in 2016, as well as lower premiums primarily due to lower term sales and renewals.

•	Increase in income tax expense of $44 million due to an increase in pre-tax operating earnings.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015 for the Protection Solutions Segment
Operating earnings
Operating earnings decreased $3 million to $105 million in 2016 from operating earnings of $108 million in 2015 primarily attributable to the following:

•
Increase of $292 million in DAC amortization, net mainly due to several assumption updates and model changes including the update of the General Account spread and yield assumptions for certain permanent products to reflect lower expected investment yields, the update of the premium funding assumption used in setting variable life policyholder benefit reserves and the change in the model used in calculating premium loads, which increased interest sensitive life policyholder benefit reserves.

This decrease was partly offset by the following:

•	Decrease of $153 million in Policyholders’ benefits mainly due to the positive impact of several assumption updates and model changes.

•
Increase of $63 million in Policy charges, fee income and premiums mainly due to an increase related to several assumption updates and model changes, higher cost of insurance charges on certain universal life policies and other policy fees, partially offset by a decrease in premiums mainly due to term products.

•	Increase of $37 million in Net investment income due to higher asset balances, partially offset by lower income on equity method investments.

•	Decrease of $37 million in compensation and benefits and other operating costs primarily due to efficiency efforts.

Corporate and Other
Corporate and Other includes certain of our financing and investment expenses. It also includes: the Closed Block, run-off group pension business, run-off health business, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
The following table summarizes Operating earnings (loss) of Corporate and Other for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings (loss)	$(121)	$(95)	$(156)

General Account Investment Assets Portfolio
The GAIA portfolio and investment results support the insurance and annuity liabilities of our Individual Retirement, Group Retirement and Protection Solutions businesses. Our GAIA portfolio investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, investment return, duration and liquidity requirements by product class and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, market risk, liquidity risk and concentration risk across types of issuers and asset classes that seek to mitigate the impact of cash flow variability arising from these risks.
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
The following tables reconcile the consolidated balance sheet asset and liability amounts to GAIA.
General Account Investment Assets
December 31, 2017

Balance Sheet Captions:	GAIA	Other(1)	Balance Sheet Total
	(in millions)
Fixed maturities, available for sale, at fair value	$35,519	$839	$36,358
Mortgage loans on real estate	10,935	—	10,935
Policy loans	3,315	—	3,315
Real estate held for the production of Income	390	—	390
Other equity investments	1,263	88	1,351
Other invested assets	25	3,096	3,121
Subtotal investment assets	$51,447	$4,023	$55,470
Trading securities	11,994	634	12,628
Total investments	$63,441	$4,657	$68,098
Cash and cash equivalent	2,747	662	3,409
Repurchase and funding agreements(2)	(4,382)	—	(4,382)
Total	$61,806	$5,319	$67,125

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

General Account Investment Assets
December 31, 2016

Balance Sheet Captions:	GAIA	Other(1)	Balance Sheet Total
	(in millions)
Fixed maturities, available for sale, at fair value	$33,069	$(499)	$32,570
Mortgage loans on real estate	9,712	45	9,757
Policy loans	3,465	(104)	3,361
Real estate held for the production of Income	56	—	56
Other equity investments	1,236	87	1,323
Other invested assets	34	2,192	2,226
Subtotal investment assets	$47,572	$1,721	$49,293
Trading securities	8,629	505	9,134
Total investments	$56,201	$2,226	$58,427
Cash and cash equivalents	2,088	862	2,950
Repurchase and funding agreements(2)	(3,730)	—	(3,730)
Total	$54,559	$3,088	$57,647

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated:

	2017		2016		2015
	Yield	Amount	Yield	Amount	Yield	Amount
	(In millions)
Fixed Maturities(1):
Investment grade
Income (loss)	4.03%	$1,297	4.32%	$1,379	4.24%	$1,300
Ending assets		34,210		31,479		30,808
Below investment grade
Income	7.11%	107	7.11%	109	6.97%	109
Ending assets		1,309		1,590		1,321
Mortgages:
Income (loss)	4.37%	453	5.50%	461	5.05%	354
Ending assets		10,935		9,712		7,478
Real Estate Held For the Production of Income
Income (loss)	1.30%	2	—%	—	—%	—
Ending assets		390		56		—
Other Equity Investments(2)
Income (loss)	13.21%	169	4.93%	62	5.08%	74
Ending assets		1,288		1,270		1,272
Policy Loans:
Income	6.05%	205	6.03%	210	6.09%	213
Ending assets		3,315		3,465		3,499
Cash and Short-term Investments:
Income	0.45%	12	0.43%	11	0.05%	1
Ending assets		2,747		2,088		2,530
Repurchase and Funding Agreements:
Income		(21)	—%	(13)		(7)
Ending assets (liabilities)		(4,382)		(3,730)		(1,810)
Total Invested Assets:
Income	4.68%	2,224	4.82%	2,219	4.51%	2,044
Ending Assets		49,812		45,930		45,098
Trading Securities:
Income	2.16%	225	0.76%	56	0.80%	44
Ending assets		11,994		8,629		6,357
Total:
Investment income	4.23%	2,449	4.26%	2,275	4.11%	2,088
Less: investment fees	(0.11)%	(65)	(0.11)%	(60)	(0.11)%	(55)
Investment Income, Net	4.12%	$2,384	4.15%	$2,215	4.00%	$2,033
Ending Net Assets		$61,806		$54,559		$51,455

(1)	Fixed Maturities Investment Grade and Below Investment Grade are based on Moody’s Equivalent ratings.

(2)	Includes, as of December 31, 2017 and 2016, respectively, $25 million, and $34 million of other invested assets.

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited below investment grade securities in the GAIA portfolio consist of “fallen angels,” originally purchased as investment grade, as well as short duration public high yield and loans to middle market companies. At December 31, 2017 and 2016, respectively, 77.4% and 75.0% of the fixed maturity portfolio was publicly traded. At December 31, 2017 and 2016, the General Account had a $0.3 million and $0.3 million exposure to the sovereign debt of Italy, a $0.3 million and $0.6 million exposure to Puerto Rico and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.
Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
At December 31, 2017
Corporate Securities:
Finance	$5,181	$185	$6	$5,360	14%
Manufacturing	6,118	258	12	6,364	17%
Utilities	3,513	196	11	3,698	10%
Services	2,850	117	14	2,953	8%
Energy	1,651	96	9	1,738	5%
Retail and wholesale	1,016	31	2	1,045	3%
Transportation	842	52	2	892	2%
Other	128	7	—	135	—%
Total corporate securities	21,299	942	56	22,185	60%
U.S. government	12,629	676	185	13,120	35%
Commercial mortgage-backed	—	—	—	—	—%
Residential mortgage-backed(2)	236	15	—	251	1%
Preferred stock	461	44	1	504	1%
State & municipal	414	67	—	481	1%
Foreign governments	387	27	5	409	1%
Asset-backed securities	93	3	—	96	1%
Total	$35,519	$1,774	$247	$37,046	100%

At December 31, 2016
Corporate Securities:
Finance	$4,764	$150	$20	$4,894	15%
Manufacturing	5,525	249	40	5,734	17%
Utilities	3,395	201	24	3,572	11%
Services	3,095	133	22	3,206	10%
Energy	1,383	70	15	1,438	4%
Retail and wholesale	1,017	34	9	1,042	3%
Transportation	748	50	6	792	2%
Other	74	3	—	77	—%
Total corporate securities	20,001	890	136	20,755	62%
U.S. government	10,724	221	624	10,321	31%
Commercial mortgage-backed	415	28	72	371	1%
Residential mortgage-backed(2)	294	20	—	314	1%
Preferred stock	519	45	10	554	2%
State & municipal	432	63	2	493	2%
Foreign governments	375	29	14	390	1%
Asset-backed securities	51	10	1	60	—%
Total	$32,811	$1,306	$859	$33,258	100%

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality
The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”), evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC Designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments and the completion of the SVO filing process, the fixed maturity portfolio typically includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.
The amortized cost of the General Account’s public and private below investment grade fixed maturities totaled $1.1 billion, or 3.1%, of the total fixed maturities at December 31, 2017 and $1.2 billion, or 3.5%, of the total fixed maturities at December 31, 2016. Gross unrealized losses on public and private fixed maturities decreased from $859 million in 2016 to $247 million in 2017. Below investment grade fixed maturities represented 7.3% and 5.2% of the gross unrealized losses at December 31, 2017 and 2016, respectively.
Public Fixed Maturities Credit Quality

The following table sets forth the General Account’s public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At December 31, 2017
1	Aaa, Aa, A	$20,577	$1,117	$200	$21,494
2	Baa	6,492	409	8	6,893
	Investment grade	27,069	1,526	208	28,387
3	Ba	295	5	5	295
4	B	119	—	1	118
5	Caa	3	—	—	3
6	Ca, C	8	—	—	8
	Below investment grade	425	5	6	424
Total Public Fixed Maturities		$27,494	$1,531	$214	$28,811
At December 31, 2016
1	Aaa, Aa, A	$17,819	$653	$696	$17,776
2	Baa	6,303	367	41	6,629
	Investment grade	24,122	1,020	737	24,405
3	Ba	345	6	—	351
4	B	132	1	1	132
5	Caa	—	—	—	—
6	Ca, C	15	1	1	15
	Below investment grade	492	8	2	498
Total Public Fixed Maturities		$24,614	$1,028	$739	$24,903

(1)
Includes, as of December 31, 2017, 2 securities with amortized cost of $14 million (fair value, $14 million). At December 31, 2016 no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality
The following table sets forth the General Account’s private fixed maturities portfolio by NAIC rating at the dates indicated:
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At December 31, 2017
1	Aaa, Aa, A	$3,925	$117	$12	$4,030
2	Baa	3,419	119	9	3,529
	Investment grade	7,344	236	21	7,559
3	Ba	352	2	4	350
4	B	315	3	8	310
5	C and lower	12	—	—	12
6	In or near default	2	2	—	4
	Below investment grade	681	7	12	676
Total Private Fixed Maturities		$8,025	$243	$33	$8,235
At December 31, 2016
1	Aaa, Aa, A	$3,913	$149	$54	$4,008
2	Baa	3,623	123	23	3,723
	Investment grade	7,536	272	77	7,731
3	Ba	491	3	14	480
4	B	128	1	9	120
5	C and lower	28	1	12	17
6	In or near default	14	1	8	7
	Below investment grade	661	6	43	624
Total Private Fixed Maturities		$8,197	$278	$120	$8,355

(1)
Includes, as of December 31, 2017 and 2016, respectively, 24 securities with amortized cost of $506 million (fair value, $507 million), 12 securities with amortized cost of $190 million (fair value, $180 million) that were categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality
The following table sets forth the General Account’s holdings of public and private corporate fixed maturities by NAIC rating at the dates indicated:
Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At December 31, 2017
1	Aaa, Aa, A	$10,861	$449	$22	$11,288
2	Baa	9,339	481	16	9,804
	Investment grade	20,200	930	38	21,092
3	Ba	646	6	9	643
4	B	433	3	9	427
5	C and lower	13	1	—	14
6	In or near default	7	2	—	9
	Below investment grade	1,099	12	18	1,093
Total Corporate Fixed Maturities		$21,299	$942	$56	$22,185
At December 31, 2016
1	Aaa, Aa, A	$9,593	$432	$70	$9,955
2	Baa	9,353	444	50	9,747
	Investment grade	18,946	876	120	19,702
3	Ba	828	9	14	823
4	B	214	2	1	215
5	C and lower	13	1	1	13
6	In or near default	—	2	—	2
	Below investment grade	1,055	14	16	1,053
Total Corporate Fixed Maturities		$20,001	$890	$136	$20,755

(1)
Includes, as of December 31, 2017 and 2016, respectively, 23 securities with amortized cost of $440 million (fair value, $440 million), 12 securities with amortized cost of $190 million (fair value, $180 million) that were categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At December 31, 2017, the amortized cost and fair value of asset-backed securities held were $93 million and $96 million, respectively; at December 31, 2016, those amounts were $51 million and $60 million, respectively.

Commercial Mortgage-backed Securities
At December 31, 2017 there were no General Account commercial mortgaged-backed securities outstanding. At December 31, 2016 the amortized cost and fair value of the General Account’s commercial mortgage-backed securities were $415 million and $370 million.

Mortgages
Investment Mix
At December 31, 2017 and 2016, respectively, approximately 15.3% and 15.9%, respectively, of invested assets were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans	$8,369	$7,264
Agricultural mortgage loans	2,574	2,501
Total Mortgage Loans	$10,943	$9,765
The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account’s investments in mortgage loans by geographic region and property type as of the dates indicated.
Mortgage Loans by Region and Property Type

	December 31, 2017		December 31, 2016
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(In millions)
By Region:
U.S. Regions:
Pacific	$3,264	29.8%	$2,760	28.3%
Middle Atlantic	2,941	26.9	2,671	27.4
South Atlantic	1,096	10.0	1,069	10.9
East North Central	917	8.4	818	8.4
Mountain	800	7.3	725	7.4
West North Central	778	7.1	713	7.3
West South Central	499	4.6	448	4.6
New England	460	4.2	371	3.8
East South Central	188	1.7	190	1.9
Total Mortgage Loans	$10,943	100%	$9,765	100%
By Property Type:
Office Buildings	$3,639	33.3%	$3,249	33.3%
Apartment complexes	2,997	27.4	2,439	25.0
Agricultural properties	2,574	23.5	2,501	25.6
Retail Stores	647	5.9	585	6.0
Hospitality	417	3.8	416	4.3
Other	343	3.1	122	1.2
Industrial Buildings	326	3.0	453	4.6
Total Mortgage Loans	$10,943	100%	$9,765	100%
As of December 31, 2017 and December 31, 2016, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59% and 60%, while the agricultural mortgage loans weighted average loan-to-value ratio was 46% and 46%, respectively.

The following tables provide information relating to the Loan-to-Value and Debt Service coverage ratios for commercial and agricultural mortgage loans as of December 31, 2017 and 2016, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,014	$149	$595	$589	$316	$30	$2,693
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Commercial and Agricultural Mortgage Loans	$5,382	$987	$2,111	$1,652	$732	$79	$10,943
December 31, 2016

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In millions)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Commercial and Agricultural Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination as of December 31, 2017 and 2016, respectively.
Mortgage Loans by Year of Origination

	December 31, 2017
Year of Origination	Amortized Cost	% of Total
	(In millions)
2017	$2,026	18.5%
2016	3,281	30.0
2015	1,551	14.2
2014	1,170	10.7
2013	1,485	13.6
2012 and prior	1,430	13.0
Total Mortgage Loans	$10,943	100.0%

	December 31, 2016
Year of Origination	Amortized Cost	% of Total
	(In millions)
2016	$3,308	33.9%
2015	1,437	14.7
2014	1,331	13.6
2013	1,642	16.8
2012	945	9.7
2011 and prior	1,102	11.3
Total Mortgage Loans	$9,765	100.0%
As of December 31, 2017 and December 31, 2016, respectively, $49 million and $6 million of mortgage loans were classified as problem loans, and $0 million and $60 million were classified as potential problem loans. During 2017, the Company sold the property previously considered a Troubled Debt Restructuring (“TDR”) mortgage loan. As of December 31, 2017 and 2016, there were $0 million and $15 million, respectively, of troubled debt restructuring related to mortgage loans.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2017 and 2016.
Commercial Mortgage Loans

	December 31, 2017	December 31, 2016
	(in millions)
Allowance for credit losses:
Beginning Balance, January 1,	$8	$6
Charge-offs	—	—
Recoveries	—	(2)
Provision	—	4
Ending Balance, December 31,	$8	$8

Individually Evaluated for Impairment	$8	$8
Other Equity Investments
As of December 31, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 87.5% of total other equity investments. These interests, which represent 1.6% of GAIA, consist of a diversified portfolio of LBO mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	December 31, 2017	December 31, 2016
	(in millions)
Common stock	$158	$113
Joint ventures and limited partnerships:
Private equity	927	902
Hedge funds	179	221
Total Other Equity Investments	$1,264	$1,236

Derivatives
We use derivatives as part of our overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan (“DUP”) approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return swaps on equity, bond and Treasury indices, total return swaps on single U.S. Treasury Securities, interest rate swaps bond and bond-index total return swaps, swaptions, variance swaps, equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging.
Derivatives used to hedge exposure to variable annuity products with GMxB features
We have issued and continue to offer certain variable annuity products with GMxB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMLB features is that under-performance of the financial markets could result in the GMLB features’ benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal, policyholder election rates and other behaviors. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, we are party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, we derecognize these securities with consequent gain or loss from the sale. We have also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by us.
Derivatives used to hedge crediting rate exposure on SCS, SIO, MSO and IUL products/investment options
We hedge crediting rates in SCS, SIO in the EQUI-VEST variable annuity product series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which we will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, we enter into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers.
Other derivatives based hedges
From time to time and depending on market and other conditions we hedge additional risks not otherwise covered by our variable annuity product hedge programs. Such hedge programs include:

•	the net duration of our General Account economic liability and assets;

•	expected income from fees on Separate Account AUM against declines in equity markets;

•	the economic impact of lower interest-rates on expected variable annuity product sales;

•	the equity exposure of General Account assets; and

•	the credit exposure of General Account assets.
Derivatives utilized for General Account investment portfolio
We maintain a strategy in our General Account investment portfolio to replicate the exposure of fixed maturity securities otherwise permissible for investment under our investment guidelines. Examples include corporate bond exposure replicated through the sale of credit default swaps together with the purchase of a Treasury bond and Treasury bond exposure replicated through the sale of an asset swap and the purchase the bond referenced in the asset swap.
These asset swaps, when considered in combination with the bonds, result a yield higher than a term-equivalent U.S. Treasury bond.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

Derivative Instruments by Category
As of or For the Year Ended December 31, 2017

				Gains (Losses) Reported in Net income (loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$2,950	$—	$—	$(655)
Swaps	4,587	3	125	(842)
Options	20,630	3,334	1,426	1,203
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	18,988	319	190	655
Futures	11,032	—	—	125
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,057	34	2	21
Other freestanding contracts:(1)
Foreign currency Contracts	1,297	11	2	(38)
Margin	—	18	—	—
Collateral	—	3	1,855	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,488	—	69
GMxB derivative features’ liability(2)(4)	—	—	4,164	1,494
SCS, SIO, MSO and IUL indexed features(3)	—	—	1,698	(1,118)
Balance, December 31, 2017	$61,541	$14,210	$9,462	$914

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category
As of or For the Year Ended December 31, 2016

				Gains (Losses) Reported in Net income (loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$4,983	$—	$—	$(823)
Swaps	3,439	13	66	(281)
Options	11,465	2,114	1,154	727
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,892	245	1,162	(224)
Futures	6,926	—	—	87
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,712	19	14	16
Other freestanding contracts:(1)
Foreign currency Contracts	549	48	1	47
Margin	—	107	6	—
Collateral	—	712	748	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,314	—	(261)
GMxB derivative features’ liability(2)(4)	—	—	5,319	140
SCS, SIO, MSO and IUL indexed features(3)	—	—	887	(628)
Total	$50,466	$13,583	$9,357	$(1,196)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category
As of or For the Year Ended December 31, 2015

				Gains (Losses) Reported in Net income (loss)
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,929	$—	$—	$(92)
Swaps	1,213	7	20	(45)
Options	7,358	1,043	653	13
Interest rate contracts:(1)
Floors	1,800	61	—	12
Swaps	13,653	348	104	(7)
Futures	8,685	—	—	(81)
Swaptions	—	—	—	118
Credit contracts:(1)
Credit default swaps	2,412	14	37	(14)
Other freestanding contracts:(1)
Foreign currency Contracts	—	—	—	—
Margin	—	—	—	—
Collateral	—	—	—	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,585	—	(316)
GMxB derivative features’ liability(2)(4)	—	—	5,172	(749)
SCS, SIO, MSO and IUL indexed features(3)	—	—	298	71
Total	$42,050	$12,058	$6,284	$(1,090)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	December 31, 2017	December 31, 2016	December 31, 2015
	(in millions)
Fixed maturities	$(130)	$(2)	$(18)
Other equity investments	3	—	(1)
Other	2	(2)	(1)
Total	$(125)	$(4)	$(20)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses), Net

	December 31, 2017	December 31, 2016	December 31, 2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$117	$141	$43
Total gross realized investment gains	117	141	43
Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(13)	(65)	(41)
Gross losses on sales and maturities	(234)	(78)	(20)
Total gross realized investment losses	(247)	(143)	(61)
Total	$(130)	$(2)	$(18)
The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in net income (loss) by asset type:
Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	December 31, 2017	December 31, 2016	December 31, 2015
	(in millions)
Fixed Maturities:
Public fixed maturities	$—	$(22)	$(22)
Private fixed maturities	(13)	(43)	(19)
Total fixed maturities securities	(13)	(65)	(41)
Equity securities	—	—	—
Total	$(13)	$(65)	$(41)
OTTI on fixed maturities recorded in net income (loss) in 2017 and 2016 were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in net income (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash from our operating, investment and financing activities to meet our cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital is dependent on the profitability of our businesses, timing of cash flows related to our investments and products, our ability to access the capital markets, general economic conditions and the alternative sources of liquidity and capital described herein. We distinguish and separately manage the liquidity and capital resources of our retirement and protection businesses and our investment management and research business.

Sources and Uses of Liquidity of our Retirement and Protection Businesses

The principal sources of liquidity for our retirement and protection businesses are premiums, investment and fee income, deposits associated with our insurance and annuity operations, cash and invested assets, as well as internal borrowings and distributions from AXA Equitable’s subsidiaries. From 2015 to 2017, AXA Equitable has received net distributions from subsidiaries totaling approximately $1.9 billion. These net distributions are comprised principally of dividends from AXA Equitable FMG and distributions from AB.
The principal uses of liquidity for our retirement and protection businesses include benefits, claims and dividends paid to policyholders and payments to policyholders in connection with surrenders and withdrawals. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to our parent and hedging activity.
We manage the liquidity of our retirement and protection businesses with the objective of ensuring that we are able to meet payment obligations linked to our retirement and protection businesses and to our outstanding debt and derivative positions, including in our hedging programs, without support from our parent company. We employ an asset/liability management approach specific to the requirements of our retirement and protection businesses. We measure liquidity against internally-developed benchmarks that consider the characteristics of our asset portfolio and the liabilities that it supports. We consider attributes of the various categories of our liquid assets (for example, type of asset and credit quality) in calculating internal liquidity indicators for our insurance and reinsurance operations. Our liquidity benchmarks are established for various stress scenarios and durations, including company-specific and market-wide events. The scenarios we use to evaluate the liquidity of our retirement and protections businesses are defined to allow us to operate without support from our parent company.
Liquid Assets
Our investment portfolio is a significant component of our overall liquidity. Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. We believe that our business operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for our retirement and protection businesses.
See “General Account Investment Assets Portfolio” for a description of our retirement and protection businesses’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating and public equity securities, as of the dates indicated.
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs. Following the GMxB Unwind, the derivative contracts will reside primarily within AXA Equitable.

FHLB Membership
AXA Equitable is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides us with access to collateralized borrowings and other FHLBNY products. At December 31, 2017, we had $500 million of outstanding short-term funding agreements and $2.5 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $4.5 billion securities as collateral for funding agreements. In addition, a hedge was implemented to lock in the funding agreements borrowing rate, and $14 million of hedge impact was reported as funding agreement carrying value.
Sources and Uses of Liquidity of our Investment Management and Research Business
The principal sources of liquidity for our Investment Management and Research business include investment management fees and borrowings under its revolving credit facility and commercial paper program. The principal uses of liquidity include general and administrative expenses, business financing and distributions to holders of AB Units and AB Holdings Units plus interest and debt service. The primary liquidity risk for our fee-based Investment Management and Research business is its profitability, which is impacted by market conditions and our investment management performance.
AB has a $1.0 billion committed, unsecured senior revolving credit facility with a group of commercial banks and other lenders, which matures on October 22, 2019. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC, for business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2017, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender's commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender's commitments would automatically terminate.
As of December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the "AB Revolver") with a leading international bank and the other lending institutions that may be party thereto. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of December 31, 2017, AB had $75 million amounts outstanding under the AB Revolver. Average daily borrowing of the AB Revolver during the full year 2017 was $21 million with weighted average interest rates of approximately 2.0%.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while one line has no stated limit. As of December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2017 were $5 million with weighted average interest rates of approximately 1.4%.
Capital Management
Historically, as a wholly owned subsidiary of AXA, we adopted and abided by capital management policies determined by AXA and managed by AXA on a worldwide basis with appropriate modifications to comply with U.S. law and regulations. Following the Holdings IPO, capital actions, including proposed changes to the annual capital plan, capital targets and capital policies, will be subject to new capital management policies to be adopted prior to the Holdings IPO.

Capital Position and Structure
We manage our capital position to maintain financial strength and credit ratings that facilitate the distribution of our products and provide our desired level of access to the bank and public financing markets.
Our capital structure has historically reflected our status as a wholly owned subsidiary of AXA, including relying on financing provided or guaranteed by AXA and its affiliates. To meet our target independent capitalization level following the Holdings IPO, we have taken or intend to take certain significant actions that will impact our liquidity and capital position. These actions include:

•	Increasing our statutory capital and reserves by $1.5 billion in 2017; and

•	implementing the GMxB Unwind.

Consolidated Cash Flow Analysis
We believe that cash flows from our operations on a consolidated basis are adequate to satisfy current liquidity requirements. The continued adequacy of our liquidity will depend upon factors such as future market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, policyholder behavior, the effectiveness of our hedging programs, catastrophic events and the relative safety and attractiveness of competing products. Changes in any of these factors may result in reduced or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase agreements, commitments to invest and market volatility. We closely manage these risks through our asset/liability management process and regular monitoring of our liquidity position.

	Years Ended December 31,
	2017	2016	2015
	(in billions)
Cash and Cash Equivalents, beginning of period	$2.9	$3.0	$2.7
Net cash provided by (used in) operating activities	1.1	(0.5)	(0.3)
Net cash provided by (used in) investing activities	(9.0)	(5.4)	(2.5)
Net cash provided by financing activities	8.4	5.8	3.1
Effect of exchange rates	—	—	—
Cash and Cash Equivalents, end of period	$3.4	$2.9	$3.0

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash and cash equivalents of $3.4 billion at December 31, 2017 increased $0.5 billion from $2.9 billion at December 31, 2016.
Cash inflows in operating activities were $1.1 billion in 2017, which was higher than the cash usage in operating activities of $0.5 billion in 2016. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities were $9.0 billion in 2017, which was higher than the $5.4 billion cash flows used in investing activities in 2016. The increase was mainly due to $1.8 billion higher net purchase on investments and $1.4 billion lower cash from the settlement of derivatives (cash outflows of $(1.3) billion in 2017 compared to $0.1 billion of cash inflows in 2016).
Net cash provided by financing activities were $8.4 billion in 2017, $2.6 billion higher than the $5.8 billion cash flows provided by financing activities in 2016. The increase is mainly due to cash provided by changes in collateralized assets and liabilities of $2.4 billion, a $1.5 billion capital contribution from AXA Financial and the absence of a dividend of $1.1 billion paid to AXA Financial in 2016 offset by lower net deposits of $2.5 billion.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Cash and cash equivalents at December 31, 2016 were $2.9 billion, a decrease $0.1 billion from $3.0 billion at December 31, 2015.
Net cash used in operating activities was $461 million in 2016 as compared to net cash used in operating activities of $324 million in 2015. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
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
Net cash provided by financing activities were $5.8 billion in 2016; $2.7 billion higher than the $3.1 billion net cash provided by financing activities in 2015. The impact of the net deposits to policyholders’ account balances was $8.1 billion (including $1.7 billion from the issuance of funding agreements to the FHLBNY) and $3.9 billion in 2016 and 2015, respectively. Net cash inflows related to repurchase and reverse repurchase agreements were $183 million and $860 million in 2016 and 2015 respectively. Partially offsetting these cash inflows were the impacts of $1.1 billion shareholder cash dividends, $552 million cash outflows from changes in collateralized pledged assets and liabilities, $522 million of cash outflows from cash distributions to noncontrolling interest of the Company and non-controlling interest of consolidated VIEs in 2016 compared to $767 million shareholder cash dividends, $272 million cash outflows from changes in collateralized pledged assets and liabilities and $414 million of cash outflows from cash distributions to noncontrolling interest of the Company in 2015.

Our Statutory Capital
AXA Equitable is subject to the regulatory capital requirements of New York law, which are designed to monitor capital adequacy. Our capital management framework is primarily based on statutory RBC standards and the CTE asset standard for our variable annuity business.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to evaluate the capital condition of regulated insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on a quarterly basis and made public on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of most recent annual statutory financial statement filed with insurance regulators, our total adjusted capital subject to these requirements was in excess of each of those RBC levels.
CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. In the case of our analysis of variable annuity guarantees, CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.
We target to maintain an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios. For our non-variable annuity insurance liabilities, we target to maintain a RBC ratio of 350%-400%.

Captive Reinsurance

AXA Equitable currently reinsures to AXA RE Arizona, an indirect, wholly owned subsidiary of Holdings, a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”) and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. AXA RE Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA RE Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA RE Arizona to the extent AXA RE Arizona holds assets in an irrevocable trust ($9.8 billion at December 31, 2017) and/or letters of credit ($4.0 billion at December 31, 2017). These letters of credit are guaranteed by AXA SA or AXA Financial. Under the reinsurance contracts, AXA RE Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA RE Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA RE Arizona’s liquidity.

In connection with the GMxB Unwind, all of the business currently reinsured to AXA RE Arizona, with the exception of the GMxB Business, will be novated to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, an indirectly and wholly owned by Holdings. It is anticipated that after the novation of business to EQ AZ Life Re, AXA RE Arizona will hold only the GMxB Business. AXA RE Arizona will then merge with and into AXA Equitable. As a result of the merger, the reinsurance by AXA RE Arizona of the GMxB Business will no longer be in place. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business will not be subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties.

The GMxB Unwind will have no impact on our financial position or results of operations because the GMxB Reinsurance is between two wholly owned subsidiaries and is therefore eliminated in our U.S. GAAP consolidated financial statements. As a result of the GMxB Unwind, the statutory total adjusted capital of AXA Equitable is expected to increase by $0.7 billion, which, if the GMxB Unwind had occurred on or prior to December 31, 2017, would have resulted in an increase in our RBC ratio of approximately 50 percentage points to approximately 700% as of December 31, 2017.

Description of Certain Indebtedness
AB historically has been self-reliant for its financing, and we expect AB will remain so in its financing activities going forward. As of December 31, 2017, our total short-term and long-term external debt on a consolidated basis was $769 million.

The following table sets forth our total consolidated borrowings as of the dates indicated. Our financial strategy going forward will remain subject to market conditions and other factors.

	December 31, 2017			December 31, 2016
	AXA Equitable(1)	AB	Consolidated	AXA Equitable	AB	Consolidated
	(in millions)
Short-term and long-term debt
AB Commercial paper	$—	$491	$491	$—	$513	$513
AB Loan	—	75	75	—	—	—
Long-term debt	203	—	203	—	—	—
Total short-term and long-term debt	203	566	769	—	513	513
Loans from affiliates
Loans from affiliates	—	—	—	—	—	—
Total borrowings	$203	$566	$769	$—	$513	$513

(1)
In March 2018, AXA Equitable sold its interest in two real estate joint ventures to AXA France which will result in the elimination of the $203 million long-term debt shown in this column on AXA Equitable’s consolidated debt balance sheet for the first quarter of 2018.

Ratings

Financial strength ratings (which are sometimes referred to as “claims-paying” ratings) and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Our credit ratings are also important for our ability to raise capital through the issuance of debt and for the cost of such financing.

Upon announcement of AXA's plan to pursue the Holdings IPO and the filing of the initial Form S-1 on November 13, 2017, AXA Equitable's ratings were downgraded by AM Best, S&P and Moody's. The downgrades reflected the removal of the uplift associated with assumed financial support from AXA.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for AXA Equitable and AB.

	A.M. Best		S&P	Moody’s
Last review date	3/7/2018		3/6/2018	11/14/2017
Financial Strength Ratings:
AXA Equitable	A	(2)	A+	A2

Credit Ratings:
AB(1)	-		A	A2

(1)	Last review date May 10, 2017.

(2)	Rating under review with developing implications.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2017. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period(2)
	Total	Less than 1 year	1 - 3 years	4 -5 years	Over 5 years
	(in millions)
Contractual obligations:
Policyholders’ liabilities(1)	$97,066	$2,093	$5,413	$6,887	$82,673
FHLBNY Funding Agreements	3,000	500	208	1,413	879
Interest on FHLBNY Funding Agreements	315	57	117	75	66
AB commercial paper	491	491	—	—	—
AB Loan	75	75	—	—	—
Operating leases	493	83	149	131	130
Long-term debt	203	—	—	82	121
Interest on long-term debt	62	8	16	16	22
AB Funding commitments	22	9	6	3	4
Employee benefits	214	7	12	14	181
Total Contractual Obligations	$101,941	$3,323	$5,921	$8,621	$84,076

(1)
Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions used in amortizing DAC. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates, see “—Summary of Critical Accounting Policies—Liability for Future Policy Benefits.” Separate Account liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Account assets.

(2)	Without giving effect to the Reorganization Transactions

Unrecognized tax benefits of $207 million, including $8 million related to AB were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

In addition, the below items are included as part of AB's aggregate contractual obligations:

•
At year-end 2017, AB had a $246 million accrual for compensation and benefits, of which $154 million is expected to be paid in 2018, $45 million in 2019 and 2020, $20 million in 2021-2022 and the rest thereafter. Further, AB expects to make contributions to its qualified profit sharing plan of $14 million in each of the next four years.

•
In addition, the Company has obligations under contingent commitments at December 31, 2017, including: the AB Credit Facility and AB’s commercial paper program; the Company's $18 million undrawn letters of credit; the Company’s $715 million and $636 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 16 and 17 to the Notes to Consolidated Financial Statements.

•	.

•
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. ("Real Estate Fund"), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2017, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. ("Real Estate Fund II"), we committed to invest $28 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2017, we had funded $10.4 million of this commitment.

•
During 2012, AB entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2017, AB had funded $6 million of this commitment.

Off-Balance Sheet Arrangements
At December 31, 2017, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 10 and Note 16 to the Notes to Consolidated Financial Statements.

Summary of Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements. The most critical estimates include those used in determining:

•	liabilities for future policy benefits;

•	accounting for reinsurance;

•	capitalization and amortization of DAC;

•	estimated fair values of investments in the absence of quoted market values and investment impairments;

•	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

•	goodwill and related impairment;

•	measurement of income taxes and the valuation of deferred tax assets; and

•	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
During the course of preparing our statements, we identified two material weaknesses in the design and operation of our internal control over financial reporting. Our management has concluded that we do not (1)  maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance, timely reviews of assumptions and data have occurred; and (2) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. We are currently in the process of remediating these material weaknesses by taking steps to (i) validate all existing actuarial models and valuation systems and (ii) strengthen the control function related to the financial closing process. Although we plan to complete these remediation processes as quickly as possible, we cannot at this time estimate when the remediations will be completed. See “Risk Factors—Risks Relating to Our Operations—During the course of preparing our financial statements, we identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, we may be unable to report our financial condition or results of operations accurately or on a timely basis.”

Liability for Future Policy Benefits
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience or other factors, as applicable. At least annually we review our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.
The reserving methodologies used include the following:

•
UL and investment-type contract policyholder account balances are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

•
Participating traditional life insurance future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates.

•
Non-participating traditional life insurance future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest.

For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC, DSI and DSI), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.
For certain reserves, such as those related to GMDB and GMIB, we use current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on periodic reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

For certain GMxB features in our Individual Retirement segment, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.
The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
See Note 8 of Notes to Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 2 of Notes to Consolidated Financial Statements for future policyholder benefit liabilities.
Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves
The Separate Account future rate of return assumptions that are used in establishing reserves for GMxB features are set using a long term-view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization.” For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC”.
The GMDB/GMIB reserve balance before reinsurance ceded was $8.9 billion at December 31, 2017. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2017

Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,342
1% increase in future rate of return	(1,432)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 7.0% to 15.0% (weighted average of 4.7%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
Health
Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to those evaluated in our security impairment process. See “—Estimated Fair Value of Investments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
See Note 9 of Notes to Consolidated Financial Statements for additional information on our reinsurance agreements.
DAC
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, other deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.
Amortization Methodologies
Participating Traditional Life Policies
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.
At December 31, 2017, the average investment yields assumed (excluding policy loans) were 4.7% grading to 4.3% in 2024. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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

Universal Life and Investment-type Contracts
DAC associated with certain variable annuity products is amortized based on estimated assessments, with the remainder of variable annuity products, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in net income (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
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
For the variable and UL policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent the Company’s expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated periodically to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization.
Loss Recognition Testing

After the initial establishment of reserves, loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC is first written off, and thereafter a premium deficiency reserve is established by a charge to earnings.

In 2017 and 2016, we determined that we had a loss recognition in certain of our variable interest sensitive life insurance products due to low interest rates. As of December 31, 2017 and 2016, we wrote off $656 million and $308 million, respectively, of the DAC balance through accelerated amortization.

Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, an additional profits followed by loss liability should be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years.

In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment gains (losses) may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment gains (losses), these adjustments may reverse from period to period. In 2017 and 2016, due primarily to the decline in interest rates increasing unrealized investments gains, we wrote-off $158 million and $22 million, respectively, during the year ended December 31, 2017 of our DAC balance and a cumulative decrease in the accumulated effect of net unrealized investment gains of approximately $194 million and $41 million as of December 31, 2017 and 2016, respectively, with an offsetting amount recorded in other comprehensive income (loss). There was no impact to net income (loss).
Sensitivity of DAC to Changes in Future Mortality Assumptions
The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1.0%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.
DAC Sensitivity - Mortality
December 31, 2017

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$31
Increase in future mortality by 1%	(31)
Sensitivity of DAC to Changes in Future Rate of Return Assumptions
A significant assumption in the amortization of DAC on variable annuity products and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean (“RTM”) approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, the Company updated its reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2017, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.67% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 12.7% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2017, current projections of future average gross market returns assume a 15.0% annualized return for the next two quarters, followed by 7.0% thereafter.
Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
The following table provides an example of the sensitivity of the DAC balance of variable annuity products and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1.0%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.
DAC Sensitivity - Rate of Return
December 31, 2017

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(75)
Increase in future rate of return by 1%	88
Estimated Fair Value of Investments
The Company’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities and derivative financial instruments, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options used to manage various risks relating to its business operations.
Fair Value Measurements
Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity and equity securities classified as available-for-sale, trading securities, and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the SCS variable annuity products, SIO in the EQUI-VEST® variable annuity product series, MSO in the variable life insurance products, IUL insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.
When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, the Company estimates fair value based on market standard valuation methodologies. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Substantially the same approach is used by the Company to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 of Notes to Consolidated Financial Statements.
Impairments and Valuation Allowances
The assessment of whether OTTIs have occurred is performed quarterly by our Investments Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months; and (iii) equity securities for which fair value has declined and remained below cost by 20% or greater or remained below cost for a period of 6 months or greater. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.
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

•	Debt service coverage ratio - Derived from actual Operating Earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity - Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues - Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status - current vs. delinquent - A history of delinquent payments may be a cause for concern.

•	Property condition - Significant deferred maintenance observed during the lenders annual site inspections.

•	Other - Any other factors such as current economic conditions may call into question the performance of the loan.
Mortgage loans also are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in other comprehensive income, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of Notes to Consolidated Financial Statements included elsewhere herein for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). We also have assumed from an affiliate the risk associated with certain guaranteed minimum benefits, which are accounted for as embedded derivatives measured at estimated fair value. The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization, utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
With respect to assumptions regarding policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review.
We ceded the risk associated with certain of the variable annuity products with GMxB features described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. However, because certain of the reinsured guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur when the change in the fair value of the reinsurance recoverable is recorded in net income without a corresponding and offsetting change in fair value of the directly written guaranteed liability.
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to AXA Equitable Life’s financial strength rating.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our consolidated financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008-2009 financial crisis as we do not consider those to be reasonably likely events in the near future.

Policyholder Account Balances
(in billions)
100% increase in AXA Equitable Life’s credit spread	$3.5
As reported	$4.1
50% decrease in AXA Equitable Life’s credit spread	$4.4

See Note 3 of Notes to Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. As further described in Notes 2 and 4 of Notes to Consolidated Financial Statements, during the first quarter of 2017, the Company early adopted Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance is effective prospectively and eliminates Step 2 goodwill impairment testing that requires a hypothetical purchase price allocation to assess goodwill recoverability when the carrying value of a reporting unit exceeds its fair value and continues to limit the measure of impairment loss to the total amount of goodwill allocated to the reporting unit. Early adoption of ASU 2017-04 had no impact on the carrying amount of the Company’s goodwill, all of which results from its investment in AB and its recoverability supported by an excess of fair value. As further described in Notes 1 and 18 of Notes to Consolidated Financial Statements, in the fourth quarter of 2017, the Company recast its operating segments to align with the reorganization of its reporting structure. Accordingly, all of the Company’s goodwill was reassigned to the Company’s Investment Management and Research segment, also deemed a reporting unit for purpose of assessing goodwill recoverability.
Estimating the fair value of reporting units for the purpose of goodwill impairment testing is a subjective process that involves the use of significant judgments by management. Estimates of fair value are inherently uncertain and represent management’s reasonable expectation regarding future developments, giving consideration to internal strategic plans and general market and economic forecasts. The Company uses a discounted cash flow approach as its primary valuation methodology and validates the fair value to market comparables and industry metrics. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. Key inputs and assumptions include projected cash flows, the level of economic capital required to support the business mix, growth of the existing business, projections of renewed business and margins on such business, interest rates, credit spreads, equity market levels, and the discount rate.
Litigation Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position.
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements included elsewhere herein.
See Note 16 of Notes to Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
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
Adoption of New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our businesses are subject to financial, market, political and economic risks, as well as to risks inherent in its business operations. The discussion that follows provides additional information on market risks arising from its insurance asset/liability management and investment management activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.

Individual Retirement, Group Retirement and Protection Solutions Segments

Our results significantly depend on profit margins or “spreads” between investment results from assets held in the GAIA and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include available-for-sale and trading fixed maturities and mortgage loans that make up 82.8% and 82.8% of the carrying value of General Account Investment Assets at December 31, 2017 and December 31, 2016, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 1% increase/decrease in interest rates at December 31, 2017 and December 31, 2016 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2017			December 31, 2016
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of+1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
Available-for-sale:
Fixed rate	$35,192	$(3,526)	$4,281	$31,640	$(3,024)	$3,735
Floating rate	1,151	(1)	1	915	(1)	1
Trading securities:
Fixed rate	11,404	(283)	294	8,127	(178)	185
Floating rate	541	(1)	1	377	(1)	1
Mortgage loans	10,895	(594)	431	9,608	(546)	459
A 1% increase/decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing at December 31, 2017 and December 31, 2016:
Equity Price Risk Exposure

	December 31, 2017			December 31, 2016
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments
Available-For-Sale	$158	$16	$(16)	$113	$11	$(11)
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
Liabilities with Interest Rate Risk – Fair Value
At December 31, 2017 and December 31, 2016, the aggregate carrying values of insurance contracts with interest rate risk were $5.1 billion and $4.5 billion, respectively. The aggregate fair value of such liabilities at December 31, 2017 and December 31, 2016 were $5.2 billion and $4.5 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $0.2 billion and $0.2 billion, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
Asset/liability management is integrated into many aspects of the Individual Retirement, Group Retirement and Protection Solutions segments’ operations, including investment decisions, product development and determination of crediting rates. As part of our risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Notes 2 and 3 to the notes to our annual financial statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a Credit Support Annex (“CSA”) with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.

Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk.
At December 31, 2017 and December 31, 2016, the net fair values of our derivatives were $122 million and $118 million, respectively.
The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(In millions, except for Weighted Average Term)
December 31, 2017
Floors	$—	0	$—	$—	$—
Swaps	18,988	6	2,579	129	(1,862)
Futures	11,032		(22)	—	(4)
Credit Default Swaps	2,057	3	—	33	—
Total	$32,077		$2,557	$162	$(1,866)
December 31, 2016
Floors	$1,500	0	$11	$11	$11
Swaps	18,892	5	960	(917)	(2,396)
Futures	6,926		(159)	—	168
Credit Default Swaps	2,712	4	5	5	5
Total	$30,030		$817	$(901)	$(2,212)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2017
Futures	$2,949		$—	$317
Swaps	4,587	1	(122)	348
Options	20,630	2	1,907	1,442
Total	$28,166		$1,785	$2,107
December 31, 2016
Futures	$4,982		$—	$479
Swaps	3,439	1	(53)	277
Options	11,465	2	961	494
Total	$19,886		$908	$1,250

In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $10.5 billion and $10.3 billion at December 31, 2017 and December 31, 2016, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2017 and December 31, 2016, respectively, would increase the balances of the reinsurance contract asset to $11.2 billion and $11.1 billion. Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $5.8 billion and $6.3 billion at December 31, 2017 and 2016, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2017 and December 31, 2016, respectively, would be to increase the liability balance to $6.2 billion and $6.9 billion.
Investment Management and Research
The investments of our Investment Management and Research segment consist of trading and available-for-sale investments and other investments. AB’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds’ investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AB and other private investment vehicles.
Investments with Interest Rate Risk – Fair Value
The table below provides AB’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 1% increase in interest rates at all maturities from the levels prevailing at December 31, 2017 and December 31, 2016:
Interest Rate Risk Exposure

	December 31, 2017			December 31, 2016
	Fair Value	Balance After -1% Change	Balance After +1% Change	Fair Value	Balance After -1% Change	Balance After +1% Change
	(in millions)
Fixed Income Investments:
Trading	$137	$147	$128	$120	$129	$113
Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AB management’s view of future market changes. Although these fair value measurements provide a representation of interest rate sensitivity of its investments in fixed income mutual funds and fixed income hedge funds, they are based on AB’s exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to AB management’s assessment of changing market conditions and available investment opportunities.
Investments with Equity Price Risk – Fair Value
AB’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AB’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2017 and December 31, 2016:

Equity Price Risk Exposure

	December 31, 2017			December 31, 2016
	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change	Fair Value	Balance After +10% Equity Price Change	Balance After -10% Equity Price Change
	(in millions)
Equity Investments:
Trading	$214	$236	$193	$180	$198	$162
Available-for-sale and other investments	92	102	83	163	179	147
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
AXA EQUITABLE LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of AXA Equitable Life Insurance Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXA Equitable Life Insurance Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements the Company has restated its 2016 consolidated financial statements and financial statement schedules to correct errors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
April 11, 2018

We have served as the Company's auditor since 1993.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

		As Restated
	2017	2016
ASSETS	(in millions)
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $34,831 and $32,123)	$36,358	$32,570
Mortgage loans on real estate (net of valuation allowances of $8 and $8)	10,935	9,757
Real estate held for production of income(1)	390	56
Policy loans	3,315	3,361
Other equity investments(1)	1,351	1,323
Trading securities, at fair value	12,628	9,134
Other invested assets(1)	3,121	2,226
Total investments	68,098	58,427
Cash and cash equivalents(1)	3,409	2,950
Cash and securities segregated, at fair value	825	946
Broker-dealer related receivables	2,158	2,100
Deferred policy acquisition costs	4,547	5,058
Goodwill and other intangible assets, net	3,709	3,741
Amounts due from reinsurers	5,079	4,654
Loans to affiliates	703	703
Guaranteed minimum income benefit reinsurance asset, at fair value	10,488	10,314
Other assets(1)	4,432	4,260
Separate Accounts’ assets	122,537	111,403
Total Assets	$225,985	$204,556
LIABILITIES
Policyholders' account balances	$43,805	$38,825
Future policy benefits and other policyholders liabilities	29,034	28,901
Broker-dealer related payables	764	484
Securities sold under agreements to repurchase	1,887	1,996
Customers related payables	2,229	2,360
Amounts due to reinsurers	134	125
Short-term and Long-term debt(1)	769	513
Current and deferred income taxes	1,973	2,834
Other liabilities(1)	2,663	2,108
Separate Accounts’ liabilities	122,537	111,403
Total liabilities	205,795	189,549
Redeemable Noncontrolling Interest(1)	$626	$403
Commitments and contingent liabilities (Note 16)

(1)    See Note 2 for details of balances with variable interest entities.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016
(CONTINUED)

		As Restated
	2017	2016
EQUITY	(in millions)
AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	6,859	5,339
Retained earnings	9,010	6,150
Accumulated other comprehensive income (loss)	598	17
Total AXA Equitable’s equity	16,469	11,508
Noncontrolling interest	3,095	3,096
Total equity	19,564	14,604
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$225,985	$204,556

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

		As Restated
	2017	2016	2015
	(in millions)
REVENUES
Policy charges and fee income	$3,334	$3,344	$3,291
Premiums	904	880	852
Net derivative gains (losses)	890	(1,211)	(1,161)
Net investment income (loss)	2,583	2,318	2,057
Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	(65)	(41)
Other investment gains (losses), net	(112)	81	21
Total investment gains (losses), net	(125)	16	(20)
Investment management and service fees	4,106	3,755	3,902
Other income	41	36	40
Total revenues	11,733	9,138	8,961
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,462	2,771	2,474
Interest credited to policyholders’ account balances	1,040	1,029	887
Compensation and benefits	1,762	1,723	1,783
Commissions and distribution related payments	1,486	1,467	1,505
Interest expense	29	16	20
Amortization of deferred policy acquisition costs, net	268	52	(243)
Other operating costs and expenses	1,431	1,458	1,497
Total benefits and other deductions	9,478	8,516	7,923
Income (loss) from operations, before income taxes	2,255	622	$1,038
Income tax (expense) benefit	1,139	84	22
Net income (loss)	3,394	706	1,060
Less: Net (income) loss attributable to the noncontrolling interest	(534)	(496)	(398)
Net Income (Loss) attributable to AXA Equitable	$2,860	$210	$662
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

		As Restated
	2017	2016	2015
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,394	$706	$1,060
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	41	(18)	(25)
Change in unrealized gains (losses), net of reclassification adjustment	563	(194)	(832)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(5)	(3)	(4)
Total other comprehensive income (loss), net of income taxes	599	(215)	(861)
Comprehensive income (loss)	3,993	491	199
Less: Comprehensive (income) loss attributable to noncontrolling interest	(552)	(479)	(383)
Comprehensive income (loss) attributable to AXA Equitable	$3,441	$12	$(184)
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

		As Restated
	2017	2016	2015
	(in millions)
Equity attributable to AXA Equitable:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,339	5,321	5,957
Deferred tax on dividend of AB Units	—	—	(35)
Non cash capital contribution from AXA Financial (See Note 12)	—	—	137
Transfer of unrecognized net actuarial loss of the AXA Equitable Qualified Pension Plan to AXA Financial (see Note 12)	—	—	(772)
Capital contribution from Parent	1,500	—	—
Other changes in capital in excess of par value	20	18	34
Capital in excess of par value, end of year	6,859	5,339	5,321

Retained earnings, beginning of year	6,150	6,990	7,240
Net income (loss)	2,860	210	662
Shareholder dividends	—	(1,050)	(912)
Retained earnings, end of year	9,010	6,150	6,990

Accumulated other comprehensive income (loss), beginning of year	17	215	289
Transfer of unrecognized net actuarial loss of the AXA Equitable Qualified Pension Plan to AXA Financial (see Note 12)	—	—	772
Other comprehensive income (loss)	581	(198)	(846)
Accumulated other comprehensive income (loss), end of year	598	17	215
Total AXA Equitable’s equity, end of year	16,469	11,508	12,528

Noncontrolling interest, beginning of year	3,096	3,059	2,967
Repurchase of AB Holding units	(158)	(168)	(154)
Net income (loss) attributable to noncontrolling interest	485	491	398
Dividends paid to noncontrolling interest	(457)	(384)	(414)
Dividend of AB Units by AXA Equitable to AXA Financial	—	—	145
Other comprehensive income (loss) attributable to noncontrolling interest	18	(17)	(15)
Other changes in noncontrolling interest	111	115	132
Noncontrolling interest, end of year	3,095	3,096	3,059
Total Equity, End of Year	$19,564	$14,604	$15,587
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

		As Restated
	2017	2016	2015
	(in millions)

Net income (loss)	$3,394	$706	$1,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,040	1,029	887
Policy charges and fee income	(3,334)	(3,344)	(3,291)
Net derivative (gains) losses	(890)	1,211	1,161
Investment (gains) losses, net	125	(16)	20
Realized and unrealized (gains) losses on trading securities	(166)	41	43
Non-cash long term incentive compensation expense	185	152	172
Amortization of deferred sales commission	32	41	49
Other depreciation and amortization	(136)	(98)	(18)
Amortization of deferred cost of reinsurance asset	(84)	159	121
Amortization of other intangibles	31	29	28
Return of real estate joint venture and limited partnerships	140	126	161
Changes in:
Net broker-dealer and customer related receivables/payables	(278)	608	(38)
Reinsurance recoverable	(416)	(304)	(929)
Segregated cash and securities, net	130	(381)	(89)
Deferred policy acquisition costs	268	52	(243)
Future policy benefits	1,511	431	631
Current and deferred income taxes	(664)	(742)	50
Other, net	189	(161)	(99)
Net cash provided by (used in) operating activities	$1,077	$(461)	$(324)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(CONTINUED)

		As Restated
	2017	2016	2015
	(in millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$9,738	$7,154	$4,368
Mortgage loans on real estate	934	676	609
Trading account securities	9,125	6,271	10,768
Other	228	32	134
Payment for the purchase/origination of:
Fixed maturities, available for sale	(12,465)	(7,873)	(4,701)
Mortgage loans on real estate	(2,108)	(3,261)	(1,311)
Trading account securities	(12,667)	(8,691)	(12,501)
Other	(280)	(250)	(132)
Cash settlements related to derivative instruments	(1,259)	102	529
Decrease in loans to affiliates	—	384	—
Change in short-term investments	(264)	(205)	(363)
Investment in capitalized software, leasehold improvements and EDP equipment	(100)	(85)	(71)
Purchase of business, net of cash acquired	(130)	(21)	—
Other, net	238	409	203
Net cash provided by (used in) investing activities	$(9,010)	$(5,358)	$(2,468)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(CONTINUED)

		As Restated
	2017	2016	2015
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,882	$9,746	$5,757
Withdrawals	(5,926)	(2,874)	(2,861)
Transfer (to) from Separate Accounts	1,656	1,202	1,045
Change in short-term financings	53	(69)	95
Change in collateralized pledged assets	710	(677)	(2)
Change in collateralized pledged liabilities	1,108	125	(270)
(Decrease) increase in overdrafts payable	63	(85)	80
Repayment of long term debt	—	—	(200)
Shareholder dividends paid	—	(1,050)	(767)
Repurchase of AB Holding units	(220)	(236)	(214)
Redemptions (purchases) of non-controlling interests of consolidated company-sponsored investment funds	120	(137)	—
Distribution to noncontrolling interest in consolidated subsidiaries	(457)	(385)	(414)
Increase (decrease) in Securities sold under agreement to repurchase	(109)	104	939
(Increase) decrease in securities purchased under agreement to resell	—	79	(79)
Capital Contribution from Parent	1,500	—	—
Other, net	(10)	8	5
Net cash provided by (used in) financing activities	8,370	5,751	3,114
Effect of exchange rate changes on cash and cash equivalents	22	(10)	(10)
Change in cash and cash equivalents	459	(78)	312
Cash and cash equivalents, beginning of year	2,950	3,028	2,716
Cash and cash equivalents, end of year	$3,409	$2,950	$3,028
Supplemental cash flow information:
Interest paid	$(8)	$(11)	$19
Income taxes (refunded) paid	$33	$613	$(80)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION
AXA Equitable Life Insurance Company (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) is a diversified financial services company. The Company is a direct, wholly-owned subsidiary of AXA Equitable Financial Services, LLC (“AEFS”). AEFS is a direct, wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial,” and collectively with its consolidated subsidiaries, “AXA Financial Group”). AXA Financial is a direct wholly-owned subsidiary of AXA Equitable Holdings, Inc. ("Holdings"). Holdings is an indirect wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management.
In the fourth quarter of 2017, the Company completed the reorganization of its segment results into an expanded segment structure to enhance transparency and accountability. The Company believe that the additional segments will enhance the transparency of our financial results. The Company has modified the presentation of its business segment results to reflect its new operating structure and prior periods’ presentation has been revised to conform to the new structure.
On May 10, 2017, AXA announced its intention to pursue the sale of a minority stake in our indirect parent, Holdings, through a proposed initial public offering (the "Holdings IPO") in the first half of 2018. On November 13, 2017, Holdings filed a Form S-1 registration statement with the Securities and Exchange Commission (the "SEC"). The completion of the proposed Holdings IPO will depend on, among other things, the SEC filing and review process and customary regulatory approvals, as well as market conditions. There can be no assurance that the proposed Holdings IPO will occur on the anticipated timeline or at all.
The Company now conducts operations in four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. The Company’s management evaluates the performance of each of these segments independently.

•
The Individual Retirement segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.

•
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels—Institutional, Retail and Private Wealth Management—and distributes its institutional research products and solutions through Bernstein Research Services. The Investment Management and Research segment reflects the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”).

•
The Protection Solutions segment includes the Company's life insurance and group employee benefits businesses. The life insurance business offers a variety of variable universal life, indexed universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.

Corporate and Other includes certain of the Company's financing and investment expenses. It also includes: the closed block of life insurance (the "Closed Block"), run-off group pension business, run-off health business, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
At December 31, 2017 and 2016, the Company’s economic interest in AB was 29.0% and 29.0%, respectively. At December 31, 2017 and 2016, respectively, AXA and its subsidiaries’ economic interest in AB (including AXA Financial Group) was approximately 64.7% and 63.7%. AXA Equitable is the parent of AllianceBernstein Corporation, the general partner (“General Partner”) of both AB Holding and ABLP; as a result it consolidates AB in the Company’s consolidated financial statements.

2)	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented.
The accompanying consolidated financial statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
We believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. The years “2017”, “2016” and “2015” refer to the years ended December 31, 2017, 2016 and 2015, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

In January 2017, the FASB issued updated guidance to simplify the accounting for goodwill impairment on a prospective basis in years beginning after December 15, 2019, with early adoption permitted for impairment testing performed after January 1, 2017. The revised guidance removes Step 2 from the goodwill impairment testing model that currently requires a hypothetical purchase price allocation to assess goodwill recoverability when Step 1 testing demonstrates a reporting unit’s carrying value exceeds its fair value. Existing guidance that limits the measure of goodwill impairment to the carrying amount of the reporting unit’s goodwill remains unchanged by elimination of the requirement to perform Step 2 testing. The Company elected to early adopt the guidance effective January 1, 2017 for its first quarter 2017 interim goodwill recoverability assessments. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued new guidance simplifying the transition to the equity method of accounting. The amendment eliminates the requirement for an investor to retroactively adjust the basis of a previously held interest in an investment that subsequently qualifies for use of the equity method. Additionally, the amendment requires any unrealized holding gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI “) to be realized in earnings at the date an available-for-sale (“AFS”) security qualifies for use of the equity method. The Company adopted the revised guidance effective January 1, 2017. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued a new consolidation standard that makes targeted amendments to the VIE assessment, including guidance specific to the analysis of fee arrangements and related party relationships, modifies the guidance for the evaluation of limited partnerships and similar entities for consolidation to eliminate the presumption of general partner control, and ends the deferral that had been granted to certain investment companies for applying previous VIE guidance. The Company adopted this guidance beginning January 1, 2016 using a modified retrospective approach, thereby not requiring a restatement of prior year periods. At initial adoption, the Company’s reevaluation of all legal entities under the new standard resulted in identification of additional VIEs and consolidation of certain investment products of the Investment Management and Research segment that were not consolidated in accordance with previous guidance. The analysis performed under this guidance requires the exercise of judgment and is updated continuously as circumstances change or new entities are formed.

In August 2014, the FASB issued new guidance which requires management to evaluate whether there is “substantial doubt” about the reporting entity’s ability to continue as a going concern and provide related footnote disclosures about those uncertainties, if they exist. The new guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The Company implemented this guidance in its reporting on the year ended December 31, 2016. The effect of implementing this guidance was not material to the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In February 2018, the FASB issued new guidance that will permit, but not require, entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. An entity that elects this option must reclassify these stranded tax effects for all items in AOCI, including, but not limited to, AFS securities and employee benefits. Tax effects stranded in AOCI for other reasons, such as prior changes in tax law, may not be reclassified. While the new guidance provides entities the option to reclassify these amounts, new disclosures are required regardless of whether entities elect to do so. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including in the period the Act was signed into law (i.e., the reporting period including December 22, 2017). Election can be made either to apply the new guidance retrospectively to each period in which the effect of the Act is recognized or in the period of adoption. Management currently is evaluating the options provided for adopting this guidance and the potential impacts on the Company’s consolidated financial statements.
In August 2017, the FASB issued new guidance on accounting for hedging activities, intended to more closely align the financial statement reporting of hedging relationships to the economic results of an entity’s risk management activities.  In addition, the new guidance makes certain targeted modifications to simplify the application of current hedge accounting guidance.  The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early application permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date).  All transition requirements and elections should be applied to derivatives positions and hedging relationships existing on the date of adoption.  Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued guidance on share-based payments. The amendment provides clarity intended to reduce diversity in practice and the cost and complexity of accounting for changes to the terms or conditions of share-based payment awards. The new guidance is effective for interim and annual periods beginning after December 15, 2017, requires prospective application to awards modified on or after the date of adoption, and permits early adoption. This amendment did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date and is intended to better align interest income recognition with the manner in which market participants price these instruments.  The new guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted and is to be applied on a modified retrospective basis. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension and post-retirement benefit costs that requires disaggregation of the service cost component from the other components of net benefit costs on the income statement. The service cost component will be presented with other employee compensation costs in “income from operations,” and the remaining components will be reported separately outside of income from operations. While this standard does not change the rules for how benefits costs are measured, it limits the amount eligible for capitalization to the service cost component and, therefore, may require insurers and other entities that establish deferred assets related to the acquisition of new contracts to align its capitalization policies/practices with that limitation. The new guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted and is to be applied retrospectively for changes in the income statement presentation of net benefit cost and prospectively for changes in capitalization eligibility. The guidance permits the use of amounts previously disclosed for the various components of net benefits cost as the basis for the retrospective change in the income statement presentation, and use of that approach must be disclosed as a “practical expedient” to determining how much of the various components of net benefits costs actually was reflected in historical income statements a result of capitalization and subsequent amortization. For purpose of segment reporting, net periodic benefits costs should continue to be presented based on how management reports those costs internally for evaluation, regardless of these new requirements. The Company expects to utilize the practical expedient for adopting the retrospective change in its income statement presentation of net benefits costs. Based on the assessments performed to-date, adoption of this new guidance in first quarter 2018 is not expected to have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied using a retrospective transition method. Adoption of this new guidance in first quarter 2018 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued new guidance related to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. The new lease accounting model will continue to distinguish between capital and operating leases. The current straight-line pattern for the recognition of rent expense on an operating lease is expected to remain substantially unchanged by the new guidance but instead will be comprised of amortization of the right-of-use asset and interest cost on the related lease obligation, thereby resulting in an income statement presentation similar to a financing arrangement or capital lease. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The transition provisions require application on a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (that is, January 1, 2017).  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing lease contracts and arrangements. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale (“AFS”) debt securities.  The new guidance will require equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in AOCI.  Adoption of this new guidance is required in interim and annual periods beginning after December 15, 2017 and is to be applied on a modified retrospective basis.  At December 31, 2017, the Company’s equity investments include  approximately $157 million common stock securities designated as AFS for which a cumulative effect adjustment to opening retained earnings will be made at January 1, 2018 to reclassify from AOCI the related net unrealized investment gains/(losses), net of income tax.  The Company’s investment assets held in the form of equity interests in unconsolidated entities, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds, generally are accounted for under the equity method and will not be impacted by this new guidance.  The Company does not currently report any of its financial liabilities under the fair value option.  Adoption of this new guidance in first quarter 2018 is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued new guidance that revises the recognition criteria for revenue arising from contracts with customers to provide goods or services, except when those revenue streams are from insurance contracts, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties. The new standard’s core principle is that revenue should be recognized when “control” of promised goods or services is transferred to customers and in an amount that reflects the consideration to which it expects to be entitled in exchange. Applying the new revenue recognition criteria generally will require more judgments and estimates than under current guidance in order to identify contractual performance obligations to customers, assess the roles of intermediaries in fulfilling those obligations, determine the amount of variable consideration to include in the transaction price, and allocate the transaction price to distinct performance obligations in bundled contracts. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Transition to the new standard requires a retrospective approach but application is permitted either on a full or modified basis, the latter by recognition of a cumulative-effect adjustment to opening equity in the period of initial adoption. On January 1, 2018, the Company will adopt the new revenue recognition guidance on a modified retrospective basis and provide in its first quarter 2018 reporting the additional disclosures required by the new standard. Revenues within the scope of this standard and subject to the Company’s analysis largely emerge from its investment in AllianceBernstein, as reported in the Company’s Investment Management and Research segment, but also result from the Company’s direct wholly-owned subsidiary, FMG as well as broker-dealer operations. Based on the assessments performed to-date, the Company does not expect any changes in the amounts or timing of revenue recognition, including base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. However, performance-based fees, that currently are recognized at the end of the applicable measurement period when no risk of reversal remains, and carried-interest distributions received (considered performance-based fees), that currently are recorded as deferred revenues until no risk of reversal remains, in certain instances may be recognized earlier under the new standard if it is probable that significant reversal will not occur. As a result, the Company currently expects its initial adoption of the new revenue recognition standard at January 1, 2018 will result in a pre-tax cumulative effect adjustment to increase opening equity by approximately $35 million, representing carried-interest distributions previously received, net of revenue sharing payments to investment team members, with respect to which it is probable that significant reversal will not occur. The Company’s future financial statements will include additional disclosures as required by the new revenue recognition guidance.
Closed Block
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and income of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s general account (the “General Account”), any of its separate accounts (the “Separate Accounts”) or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) represents the expected maximum future post-tax income from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, the Company has developed an actuarial calculation of the expected timing of the Closed Block’s income.
If the actual cumulative income from the Closed Block are greater than the expected cumulative income, only the expected income will be recognized in net income. Actual cumulative income in excess of expected cumulative income at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block income in a subsequent period are less than the expected income for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative income of the Closed Block are less than the expected cumulative income, only actual income would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.
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
Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in other comprehensive income (“OCI”). The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
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
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in income (loss) and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

Real estate held for the production of income is stated at depreciated cost less valuation allowances.
Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.
Policy loans represent funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.
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
Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with realized and unrealized gains (losses) reported in net investment income (loss) in the statements of Net income (loss).
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2017 and 2016, the carrying value of COLI was $911 million and $892 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
Short-term investments are reported at amortized cost that approximates fair value and are included in Other invested assets. The Company classifies as short-term securities purchased with a maturity of twelve months or less.
Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less. Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.
Cash and securities segregated primarily includes U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of its brokerage customers under Rule 15c3-3 of the Exchange Act.
All securities owned, including U.S. government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the consolidated financial statements on a trade date basis.
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
Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “Other invested assets” or as liabilities within “Other liabilities.” The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related Credit Support Annex (“CSA”) have been executed. The Company uses derivatives to manage asset/liability risk and has designated some of those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in “Net derivative gains (losses)” without considering changes in the fair value of the economically associated assets or liabilities.
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When those criteria are satisfied, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
Securities Repurchase and Reverse Repurchase Agreements
Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Transfers of securities under these agreements to repurchase or resell are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases with related forward repurchase or resale commitments. All of the Company’s securities repurchase transactions are accounted for as collateralized borrowings with the related obligations distinctly captioned in the consolidated balance sheets. Earnings from investing activities related to the cash received under the Company’s securities repurchase arrangements are reported in the consolidated statements of income (loss) as “Net investment income” and the associated borrowing cost is reported as “Interest expense.” The Company has not actively engaged in securities reverse repurchase transactions.
Commercial and Agricultural Mortgage Loans on Real Estate:
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

•	Debt service coverage ratio – Derived from actual operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

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
Mortgage loans also are individually evaluated quarterly by the Company’s IUS Committee for impairment, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problem mortgages but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
For problem mortgage loans, a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for mortgage loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan-specific portion of the loss allowance is based on the Company’s assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.
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
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. At December 31, 2017 and 2016, the carrying values of commercial mortgage loans that had been classified as nonaccrual mortgage loans were $19 million and $34 million, respectively.
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

Unrealized investment gains (losses) on fixed maturities and equity securities designated as AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Block’s policyholders dividend obligation, insurance liability loss recognition, DAC related to UL policies, investment-type products and participating traditional life policies.
Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as AFS and do not reflect any change in fair value of policyholders’ account balances and future policy benefits.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

Recognition of Insurance Income and Related Expenses
Deposits related to universal life (“UL”) and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.
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
Amortization Policy. In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.
DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience and changes in the reserve of products that have indexed features such as SCS IUL and MSO, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC are amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in income (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future separate account performance. Management sets estimated future gross profit or assessment assumptions related to separate account performance using a long-term view of expected average market returns by applying a reversion to the mean (“RTM”) approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Based upon management’s current expectations of interest rates and future fund growth, the Company updated its RTM assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2017, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2017, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.7% grading to 4.3% over 7 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in net income in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative income over expected cumulative income as determined at the time of demutualization.
DAC associated with non-participating traditional life policies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in net income (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy. DAC related to these policies are subject to recoverability testing as part of the Company’s premium deficiency testing. If a premium deficiency exists, DAC are reduced by the amount of the deficiency or to zero through a charge to current period net income (loss). If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in net income (loss) in the period such deficiency occurs.
For some products, policyholders can elect to modify product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
Policyholder Bonus Interest Credits
Policyholder bonus interest credits are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time. The interest crediting expense associated with these policyholder bonus interest credits is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in Other assets in the consolidated balance sheets and amortization is included in Interest credited to policyholders’ account balances in the consolidated statements of income (loss).
Policyholders’ Account Balances and Future Policy Benefits
Policyholders’ account balances for UL and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium, investment performance and interest credited, net of surrenders, withdrawals, benefits and charges.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 5.0% to 6.3% (weighted average of 5.1%) for approximately 99.1% of life insurance liabilities and from 1.6% to 5.5% (weighted average of 4.2%) for annuity liabilities.
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
When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to income.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
For reinsurance contracts other than those accounted for as derivatives, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefits (“GMDB”) and/or contain guaranteed minimum living benefit (“GMLB,” and together with GMDB, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit (“GMIB”) base. The Company previously issued certain variable annuity products with and guaranteed income benefit (“GIB”) features, guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features. The Company has also assumed reinsurance for products with GMxB features.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIB feature with a no-lapse guarantee rider (“NLG”), GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to income. Premium deficiency reserves have been recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of income may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional profits followed by loss liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. A profits followed by loss liability is included in “Future policy benefits” and is predominately associated with certain interest-sensitive life contracts.
Embedded and Freestanding Insurance Derivatives
Reserves for products considered either embedded or freestanding derivatives are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in Net derivative gains (losses). The estimated fair values of these derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Additionally the Company cedes and assumes reinsurance for products with GMxB features, which are considered an embedded when part of a reinsurance contract covers risks not treated as derivative or a freestanding derivative otherwise. The GMxB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.
Changes in the fair value of embedded and freestanding derivatives are reported on the consolidated statements of income (loss) in Net derivative gains (losses). Reserves for embedded derivatives liabilities and assumed reinsurance contracts are reported in Future policyholders’ benefits and other policyholders’ liabilities and the GMIB reinsurance contract asset, at fair value is reported in a stand-alone line in the consolidated balance sheets.
Embedded and freestanding insurance derivatives fair values are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits is attributed to the embedded derivative. The percentage of fees included in the fair value measurement is locked-in at inception. Fees above those amounts represent “excess” fees and are reported in Policy charges and fee income.

Separate Accounts
Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Account assets are subject to General Account claims only to the extent Separate Account assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment income (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Account assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Account are offset within the same line in the consolidated statements of income (loss). For 2017, 2016 and 2015, investment results of such Separate Accounts were gains (losses) of $16,735 million, $8,222 million and $(1,148) million, respectively.
Deposits to Separate Accounts are reported as increases in Separate Account assets and liabilities and are not reported in revenues or expenses. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as Other equity investments in the consolidated balance sheets.
Recognition of Investment Management and Service Fees and Related Expenses
Investment Management and Research
Investment management and service fees principally include the Investment Management and Research segment’s investment advisory and service fees, distribution revenues and institutional research services revenue. Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period. Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”) for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.
Commissions paid to financial intermediaries in connection with the sale of shares of open-end AB sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, AB sponsored U.S. mutual funds have not offered back-end load shares to new investors. Likewise, as of December 31, 2016, AB sponsored Non-U.S. Funds are no longer offering back-end load shares, except in isolated instances.
Management periodically reviews the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, a comparison is made of the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If it is determined the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value.

Retirement and Protection
Investment management and service fees also includes fees earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) from providing investment management and administrative services to AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trusts and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). AXA Equitable FMG’s administrative services include, among others, fund accounting and compliance services.
AXA Equitable FMG has entered into sub-advisory agreements with affiliated and unaffiliated registered investment advisers to provide sub-advisory services to AXA Equitable FMG with respect to certain portfolios of EQAT and the Other AXA Trusts. It has also entered into a sub-administration agreement with JPMorgan Chase Bank, N.A. to provide certain sub-administration services to AXA Equitable FMG as instructed by AXA Equitable FMG.
AXA Equitable FMG’s fees related to its services are calculated as a percentage of assets under management and are recorded in Investment management and service fees in the consolidated statements of income (loss) as the related services are performed. Sub-advisory and sub-administrative expenses associated with the services are calculated and recorded as the related services are performed in Other operating costs and expenses in the consolidated statements of income (loss).
Goodwill and Other Intangible Assets
Goodwill reported by the Company represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and relates principally to the acquisition of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein Acquisition”) and purchases of units of the limited partnership interest in ABLP (“AB Units”). In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred. Effective January 1, 2017, the Company early-adopted new guidance that eliminated Step 2 testing from the goodwill impairment model and continued to limit the measurement of any goodwill impairment to the carrying value of the reporting unit's goodwill.
The Company’s intangible assets primarily relate to the Bernstein Acquisition and purchases of AB Units and reflect amounts assigned to acquired investment management contracts based on their estimated fair values at the time of acquisition, less accumulated amortization. These intangible assets generally are amortized on a straight-line basis over their estimated useful life, ranging from six to twenty years. All intangible assets are periodically reviewed for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, impairment tests are performed to measure the amount of the impairment loss, if any.
Internal-use Software
Capitalized internal-use software, included in Other assets in the consolidated balance sheets, is amortized on a straight-line basis over the estimated useful life of the software that ranges between three and five years. Capitalized amounts are periodically tested for impairment in accordance with the guidance on impairment of long-lived assets. An immediate charge to earnings is recognized if capitalized software costs no longer are deemed to be recoverable. In addition, service potential is periodically reassessed to determine whether facts and circumstances have compressed the software’s useful life such that acceleration of amortization over a shorter period than initially determined would be required.
Income Taxes
The Company and certain of its consolidated subsidiaries and affiliates, including the Company, file a consolidated Federal income tax return. The Company provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.

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
As required under accounting for income taxes, the Company determined reasonable estimates for certain effects of the Tax Cuts and Jobs Act enacted on December 22, 2017 and recorded those estimates as provisional amounts in the 2017 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may make additional adjustments during 2018 (the measurement period) to the income tax balance sheet and income statement accounts as the U.S. Department of the Treasury issues further guidance and interpretations.
Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company (other than Collateralized Debt Obligations (“CDOs”)), the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, the Company then identifies the primary beneficiary of the VIE. If the Company is deemed to be the primary beneficiary of the VIE, then the Company consolidates the entity.
The Company provides seed capital to its investment teams to develop new products and services for their clients. The Company’s original seed investment typically represents all or a majority of the equity investment in the new product and is temporary in nature. The Company evaluates its seed investments on a quarterly basis to determine whether consolidation is required.
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
At December 31, 2017, the Company held approximately $1,123 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/

or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these nonconsolidated VIEs are approximately $160,178 million. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,123 million and approximately $693 million of unfunded commitments at December 31, 2017. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.

At December 31, 2017, the Company consolidated three real estate joint ventures for which it was identified as primary beneficiary under the VIE model. Two of the joint ventures are owned 95% by the Company and 5% by the venture partner. The third consolidated entity is jointly owned by AXA Equitable and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheets at December 31, 2017 and 2016, respectively, are total assets of $393 million and $36 million related to these VIEs, primarily resulting from the consolidated presentation of $372 million and $36 million of real estate held for production of income. Also resulting from the Company’s consolidated presentation of these VIEs are total liabilities of $229 million and $11 million at December 31, 2017 and 2016, respectively, including long term debt in the amount of $203 million and $0 million. In addition, real estate held for production of income reflects $18 million and $20 million as related to two non-consolidated joint ventures at December 31, 2017 and 2016, respectively.
Included in the Company's consolidated balance sheet at December 31, 2017 are assets of $1,550 million, liabilities of $696 million and redeemable non-controlling interest of $596 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company's consolidated balance sheets are assets of $58 million, liabilities of $2 million and redeemable non-controlling interest of $0 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company's consolidated balance sheet at December 31, 2017; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund's own liabilities.
As of December 31, 2017, the net assets of investment products sponsored by AB that are nonconsolidated VIEs are approximately $53,600 million and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $7.9 million at December 31, 2017. The Company has no further commitments to or economic interest in these VIEs.
Assumption Updates and Model Changes
In 2017, the Company made several assumption updates and model changes, including the following:  (1) updated the expectation of long-term Separate Accounts volatility used in estimating policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and variable universal life contracts with secondary guarantees; (2) updated the estimated duration used to calculate policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and the period over which DAC is amortized; (3) updated policyholder behavior assumptions based on emerging experience, including expectations of long-term lapse and partial withdrawal rates for variable annuities with GMxB features; (4) updated premium funding assumptions for certain universal life and variable universal life products with secondary guarantees; (5) completed its periodic review and updated its long term mortality assumption for universal, variable universal and traditional life products; (6) updated the assumption for long term General Account spread and yield assumptions in the DAC amortization and loss recognition testing calculations for universal life, variable universal life and deferred annuity business lines; (7) updated our maintenance expense assumption for universal life and variable universal life products; and (8) implemented other actuarial assumption updates and model changes, resulting in the full release of the reserve. The net impact of assumption changes in 2017 increased policyholders’ benefits by $23 million, increased the amortization of DAC by $247 million, decreased policy charges and fee income by $88 million, increased the fair value of our GMIB reinsurance asset by $1.5 billion and decreased the fair value of the GMIB NLG liability by $447 million.  This resulted in an increase in Income (loss) from operations, before income taxes of $1.7 billion and increased Net income by approximately $1.1 billion.

In 2016, the Company made several assumption updates and model changes including the following (1) updated the premium funding assumption used in setting variable life policyholder benefit reserves; (2) made changes in the model used in calculating premium loads, which increased interest sensitive life policyholder benefit reserves; (3) updated its mortality assumption for certain variable interest-sensitive life (“VISL”) products as a result of favorable mortality experience for some of its older products and unfavorable mortality experience on some of its newer products and (4) updated the General Account spread and yield assumptions for certain VISL products to reflect lower expected investment yields. The net impact of assumption updates and model changes in 2016 decreased Policyholders’ benefits by $135 million, increased the amortization of DAC by $193 million, increased policy charges and fee income by $35 million, decreased Income (loss) from operations, before income taxes by $23 million and decreased Net income by approximately $15 million.
In 2015 the Company announced it would raise cost of insurance (“COI”) rates for certain UL policies issued between 2004 and 2007, which have both issue ages 70 and above and a current face value amount of $1 million and above, effective in 2016. The Company raised the COI rates for these policies as management expects future mortality and investment experience to be less favorable than what was anticipated when the original schedule of COI rates was established. This COI rate increase was larger than the increase previously anticipated in management’s reserve assumptions. As a result, management updated the assumption to reflect the actual COI rate increase, resulting in a $71 million and $46 million increase in Income (loss) from operations, before income taxes and Net income, respectively, in 2015.
In 2015, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were lowered based on emerging experience. This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2015, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreased the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. The impact of these assumption updates in 2015 were a net decrease in the fair value of the GMIB reinsurance contract asset of $746 million, and increase in the fair value of the GMIBNLG liability of $786 million, a decrease in the GMDB/GMIB reserves of $864 million and a decrease in the amortization of DAC of $32 million. In 2015, this assumption update decreased Income (loss) from operations, before income taxes and Net income by approximately $636 million and $413 million, respectively.
In 2015, based upon management’s then current expectations of interest rates and future fund growth, the Company updated its reversion to the mean (“RTM”) assumption used to calculate GMDB/GMIB and VISL reserves and amortization DAC from 9.0% to 7.0%. The impact of this assumption update in 2015 was an increase in GMIB/GMDB reserves of $570 million, an increase in VISL reserves of $29 million and decrease in amortization of DAC of $73 million. In 2015, this assumption update decreased Income (loss) from operations, before income taxes and Net income by approximately $527 million and $342 million, respectively.
In 2015, expectations of long-term lapse rates for certain Accumulator® products at certain durations and moneyness levels were lowered based on emerging experience.  This update increased expected future claim costs and the fair value of the GMIB reinsurance contract asset.  The impact of this assumption update in 2015 was an increase in the fair value of the GMIB reinsurance contract asset of $216 million, an increase in the fair value of the GMIBNLG liability of $101 million, an increase in the GMIB reserves of $53 million and a decrease in the amortization of DAC of $12 million.  In 2015, this assumption update increased Income (loss) from operations, before income taxes and Net income by approximately $74 million and $48 million, respectively.
In 2015, the Company launched a lump sum payment option to certain contract holders with GMIB and GWBL benefits at the time their AAV falls to zero. As a result, the Company updated its future reserve assumptions to incorporate the expectation that some policyholders will utilize this option. The impact of this assumption update in 2015 resulted in a decrease in the fair value of the GMIB reinsurance contract asset of $263 million, a decrease in the fair value of the GMIBNLG liability of $320 million and a decrease in the GMIB reserves of $47 million. In 2015, this assumption update increased Income (loss) from operations, before income taxes and Net income by approximately $103 million and $67 million, respectively.

Restatement and Revision of Prior Period Financial Statements

Management identified errors in its previously issued financial statements related primarily to the calculation of policyholders’ benefit reserves and the calculation of DAC amortization for certain variable and interest sensitive life products. Based on quantitative and qualitative factors, management determined that the impact of the errors was material to the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, which therefore are restated herein and discussed below. The impact of these errors to the consolidated financial statements for the year ended December 31, 2015 was not considered to be material either individually or in the aggregate. In order to improve the consistency and comparability of the financial statements, management voluntarily revised the consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flows for the year ended December 31, 2015 to include the revisions discussed herein.

	December 31, 2016
	As Previously Reported	Impact of Adjustments(1)	As Restated
	(In millions)
Assets:
Deferred policy acquisition costs	$4,852	$206	$5,058
Guaranteed minimum income benefit reinsurance asset, at fair value	10,316	(2)	10,314
Total assets	204,352	204	204,556

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	28,939	(38)	28,901
Current and deferred taxes	2,751	83	2,834
Total liabilities	189,504	45	189,549

Equity:
Retained earnings	6,005	145	6,150
Accumulated other comprehensive income (loss)	3	14	17
Total equity attributable to AXA Equitable	11,349	159	11,508
Total equity	14,445	159	14,604

Total liabilities, redeemable controlling interest and equity	$204,352	$204	$204,556

(1)
In the Form 8-K filed on December 21, 2017, the Company reported in Exhibit 99.1 to reflect a change in accounting principle as well as to correct errors in the previously issued financial statements. Subsequent to the filing of the Form 8-K, the Company identified certain additional errors that were material to the previously disclosed financial information that impact the pre-change in accounting principle financial information that is being restated, and thus these figures differ from what was reported in the Form 8-K.

	As Previously Reported		Impact of Adjustments (1)		As Restated	As Revised
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015
	(In millions)
Statements of Income (Loss):
Revenues:
Premiums	854	828	26	24	880	852
Net derivative gains (losses)	(1,163)	(1,075)	(48)	(86)	(1,211)	(1,161)
Total revenues	9,160	9,023	(22)	(62)	9,138	8,961
Benefits and other deductions:
Policyholders' benefits	2,745	2,457	26	17	2,771	2,474
Interest credited to policyholder's account balances	1,079	973	(50)	(86)	1,029	887
Amortization of deferred policy acquisition costs, net	287	(254)	(235)	11	52	(243)
Total benefits and other deductions	8,775	7,981	(259)	(58)	8,516	7,923

Income (loss) from operations, before income taxes	385	1,042	237	(4)	622	1,038
Income tax (expense) benefit	168	23	(84)	(1)	84	22

Net income (loss)	553	1,065	153	(5)	706	1,060

Net income (loss) attributable to AXA Equitable	$57	$667	$153	$(5)	$210	$662

Statements of Comprehensive Income (Loss):

Net income (loss)	$553	$1,065	$153	$(5)	$706	$1,060
Change in unrealized gains (losses), net of reclassification adjustment	(208)	(828)	14	(4)	(194)	(832)
Total other comprehensive income (loss), net of income taxes	(229)	(857)	14	(4)	(215)	(861)
Comprehensive income (loss)	324	208	167	(9)	491	199
Comprehensive income (loss) attributable to AXA Equitable	$(155)	$(175)	$167	$(9)	$12	$(184)

(1)
In the Form 8-K filed on December 21, 2017, the Company reported in Exhibit 99.1 to reflect a change in accounting principle as well as to correct errors in the previously issued financial statements. Subsequent to the filing of the Form 8-K, the Company identified certain additional errors that were material to the previously disclosed financial information for the year ended December 31, 2016 that impact the pre-change in accounting principle financial information that is being restated and identified certain additional errors that were not material to the previously disclosed financial information for the year ended December 31, 2015, and thus these figures differ from what was reported in the Form 8-K.

	As Previously Reported		Impact of Adjustments (1)		As Restated	As Revised
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015
	(In millions)
Statements of Equity:
Retained earnings, beginning of year	$6,998	$7,243	$(8)	$(3)	$6,990	$7,240
Net income (loss) attributable to AXA Equitable	57	667	153	(5)	210	662
Retained earnings, end of period	6,005	6,998	145	(8)	6,150	6,990
Accumulated other comprehensive income (loss), beginning of year	215	285	—	4	215	289
Other comprehensive income (loss)	(212)	(842)	14	(4)	(198)	(846)
Accumulated other comprehensive income (loss), end of year	3	215	14	—	17	215
Total AXA Equitable’s equity, end of period	11,349	12,536	159	(8)	11,508	12,528

Total Equity, End of Period	$14,445	$15,595	$159	$(8)	$14,604	$15,587

Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$553	$1,065	$153	$(5)	$706	$1,060
Interest credited to policyholders’ account balances	1,079	973	(50)	(86)	1,029	887
Net derivative (gains) loss	1,163	1,075	48	86	1,211	1,161
Changes in:
Deferred policy acquisition costs	287	(254)	(235)	11	52	(243)
Current and deferred income taxes	(826)	49	84	1	(742)	50
Other	(161)	(92)	—	(7)	(161)	(99)
Net cash provided by (used in) operating activities	$(461)	$(324)	$—	$—	$(461)	$(324)

(1)
In the Form 8-K filed on December 21, 2017, the Company reported in Exhibit 99.1 to reflect a change in accounting principle as well as to correct errors in the previously issued financial statements. Subsequent to the filing of the Form 8-K, the Company identified certain additional errors that were material to the previously disclosed financial information as of and for the year ended December 31, 2016 that impact the pre-change in accounting principle financial information that is being restated and identified certain additional errors that were not material to the previously disclosed financial information as of and for the year ended December 31, 2015, and thus these figures differ from what was reported in the Form 8-K.

3)	INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
			(in millions)
December 31, 2017
Fixed Maturity Securities:
Public corporate	$13,645	$725	$25	$14,345	$—
Private corporate	6,951	217	31	7,137	—
U.S. Treasury, government and agency	12,644	676	185	13,135	—
States and political subdivisions	414	67	—	481	—
Foreign governments	387	27	5	409	—
Commercial mortgage-backed	—	—	—	—	—
Residential mortgage-backed(1)	236	15	—	251	—
Asset-backed(2)	93	3	—	96	2
Redeemable preferred stock	461	44	1	504	—
Total Fixed Maturities	34,831	1,774	247	36,358	2
Equity securities	157	—	—	157	—
Total at December 31, 2017	$34,988	$1,774	$247	$36,515	$2
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$12,418	$675	$81	$13,012	$—
Private corporate	6,880	215	55	7,040	—
U.S. Treasury, government and agency	10,739	221	624	10,336	—
States and political subdivisions	432	63	2	493	—
Foreign governments	375	29	14	390	—
Commercial mortgage-backed	415	28	72	371	7
Residential mortgage-backed(1)	294	20	—	314	—
Asset-backed(2)	51	10	1	60	3
Redeemable preferred stock	519	45	10	554	—
Total Fixed Maturities	32,123	1,306	859	32,570	10
Equity securities	113	—	—	113	—
Total at December 31, 2016	$32,236	$1,306	$859	$32,683	$10

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at December 31, 2017 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2017
	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,339	$1,352
Due in years two through five	7,773	8,035
Due in years six through ten	9,889	10,136
Due after ten years	15,040	15,984
Subtotal	34,041	35,507
Commercial mortgage-backed securities	—	—
Residential mortgage-backed securities	236	251
Asset-backed securities	93	96
Redeemable preferred stocks	461	504
Total	$34,831	$36,358
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
	(in millions)
Proceeds from sales	$7,232	$4,324	$979
Gross gains on sales	$98	$111	$33
Gross losses on sales	$(211)	$(58)	$(8)
Total OTTI	$(13)	$(65)	$(41)
Non-credit losses recognized in OCI	—	—	—
Credit losses recognized in net income (loss)	$(13)	$(65)	$(41)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	2017	2016
	(in millions)
Balances at January 1,	$(190)	$(198)
Previously recognized impairments on securities that matured, paid, prepaid or sold	193	73
Recognized impairments on securities impaired to fair value this period(1)	—	(17)
Impairments recognized this period on securities not previously impaired	(13)	(46)
Additional impairments this period on securities previously impaired	—	(2)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at December 31,	$(10)	$(190)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2017	2016
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$1	$19
All other	1,526	428
Equity securities	—	—
Net Unrealized Gains (Losses)	$1,527	$447

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
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gain (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	(18)	—	—	—	(18)
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	(2)	(2)
Policyholders liabilities	—	—	9	—	9
Balance, December 31, 2017	$1	$1	$(1)	$(5)	$(4)
Balance, January 1, 2016	$16	$—	$(4)	$(5)	$7
Net investment gains (losses) arising during the period	(6)	—	—	—	(6)
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	9	—	—	—	9
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	2	2
Policyholders liabilities	—	—	(6)	—	(6)
Balance, December 31, 2016	$19	$(1)	$(10)	$(3)	$5

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2017	$428	$(70)	$(188)	$(60)	$110
Net investment gains (losses) arising during the period	1,085	—	—	—	1,085
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	13	—	—	—	13
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(245)	—	—	(245)
Deferred income taxes	—	—	—	(240)	(240)
Policyholders liabilities	—	—	(44)	—	(44)
Balance, December 31, 2017	$1,526	$(315)	$(232)	$(300)	$679
Balance, January 1, 2016	$674	$(93)	$(221)	$(126)	$234
Net investment gains (losses) arising during the period	(240)	—	—	—	(240)
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(6)	—	—	—	(6)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	23	—	—	23
Deferred income taxes	—	—	—	66	66
Policyholders liabilities	—	—	33	—	33
Balance, December 31, 2016	$428	$(70)	$(188)	$(60)	$110

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 620 issues at December 31, 2017 and the 794 issues at December 31, 2016 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2017:
Fixed Maturity Securities:
Public corporate	$1,384	$9	$548	$16	$1,932	$25
Private corporate	718	8	615	23	1,333	31
U.S. Treasury, government and agency	2,150	6	3,005	179	5,155	185
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Commercial mortgage-backed	—	—	—	—	—	—
Residential mortgage-backed	18	—	—	—	18	—
Asset-backed	7	—	2	—	9	—
Redeemable preferred stock	7	—	12	1	19	1
Total	$4,315	$23	$4,255	$224	$8,570	$247
December 31, 2016:
Fixed Maturity Securities:
Public corporate	$2,455	$75	$113	$6	$2,568	$81
Private corporate	1,483	38	277	17	1,760	55
U.S. Treasury, government and agency	5,356	624	—	—	5,356	624
States and political subdivisions	—	—	18	2	18	2
Foreign governments	73	3	49	11	122	14
Commercial mortgage-backed	66	5	171	67	237	72
Residential mortgage-backed	47	—	4	—	51	—
Asset-backed	4	—	8	1	12	1
Redeemable preferred stock	218	9	12	1	230	10
Total	$9,702	$754	$652	$105	$10,354	$859
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2017 and 2016 were $182 million and $169 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2017 and 2016, respectively, approximately $1,309 million and $1,574 million, or 3.8% and 4.9%, of the $34,831 million and $32,123 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $5 million and $28 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, respectively, the $224 million and $105 million of gross unrealized losses of twelve months or more were concentrated in U.S. Treasury, corporate and commercial mortgage-backed securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either December 31, 2017 or 2016. As of December 31, 2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.
At December 31, 2017, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $3 million.
At December 31, 2017 and 2016, respectively, the fair value of the Company’s trading account securities was $12,628 million and $9,134 million. Also at December 31, 2017 and 2016, respectively, Trading account securities included the General Account’s investment in Separate Accounts which had carrying values of $49 million and $63 million.
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Troubled Debt Restructuring
The investment in troubled debt restructured mortgage loans, based on amortized cost, amounted to $0 million and $15 million at December 31, 2017 and 2016, respectively. Gross interest income on these loans included in net investment income (loss) totaled $0 million, $0 million and $1 million in 2017, 2016 and 2015, respectively.
Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for 2017, 2016 and 2015 are as follows:

	Commercial Mortgage Loans
	2017	2016	2015
Allowance for credit losses:	(in millions)
Beginning Balance, January 1,	$8	$6	$37
Charge-offs	—	—	(32)
Recoveries	—	(2)	(1)
Provision	—	4	2
Ending Balance, December 31,	$8	$8	$6

Individually Evaluated for Impairment	$8	$8	$6
There were no allowances for credit losses for agricultural mortgage loans in 2017, 2016 and 2015.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2017 and 2016, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$742	$—	$320	$74	$—	$—	$1,136
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$4,999	$792	$1,609	$774	$195	$—	$8,369
Agricultural Mortgage Loans(1)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574
Total Mortgage Loans(1)
0% - 50%	$1,014	$149	$595	$589	$316	$30	$2,693
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,382	$987	$2,111	$1,652	$732	$79	$10,943

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2016

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$738	$95	$59	$56	$—	$—	$948
50% - 70%	3,217	430	673	1,100	76	—	5,496
70% - 90%	282	65	229	127	28	46	777
90% plus	—	—	28	15	—	—	43
Total Commercial Mortgage Loans	$4,237	$590	$989	$1,298	$104	$46	$7,264
Agricultural Mortgage Loans(1)
0% - 50%	$254	$138	$296	$468	$286	$49	$1,491
50% - 70%	141	57	209	333	219	45	1,004
70% - 90%	—	—	2	4	—	—	6
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$395	$195	$507	$805	$505	$94	$2,501
Total Mortgage Loans(1)
0% - 50%	$992	$233	$355	$524	$286	$49	$2,439
50% - 70%	3,358	487	882	1,433	295	45	6,500
70% - 90%	282	65	231	131	28	46	783
90% plus	—	—	28	15	—	—	43
Total Mortgage Loans	$4,632	$785	$1,496	$2,103	$609	$140	$9,765

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2017 and 2016, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days Or > and Accruing
	(in millions)
December 31, 2017:
Commercial	$27	$—	$—	$27	$8,342	$8,369	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,842	$10,943	$22
December 31, 2016:
Commercial	$—	$—	$—	$—	$7,264	$7,264	$—
Agricultural	9	2	6	17	2,484	2,501	6
Total Mortgage Loans	$9	$2	$6	$17	$9,748	$9,765	$6

The following table provides information relating to impaired mortgage loans at December 31, 2017 and 2016, respectively.

		Impaired Mortgage Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(in millions)
December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$2
December 31, 2016:
With no related allowance recorded:
Commercial mortgage loans - other	$15	$15	$—	$22	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$15	$15	$—	$22	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$48	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$48	$2

(1)	Represents a five-quarter average of recorded amortized cost.
Equity Method Investments
Included in other equity investments are limited partnership interests accounted for under the equity method with a total carrying value of $1,106 million and $1,123 million, respectively, at December 31, 2017 and 2016. The Company’s total equity in net income (loss) for these limited partnership interests was $156 million, $50 million and $67 million, respectively, for 2017, 2016 and 2015.
Derivatives and Offsetting Assets and Liabilities

The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.

Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features

The Company has issued and continues to offer variable annuity products with GMxB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features' benefits being higher than what accumulated policyholders’ account balances would support.

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

The Company implemented an overlay hedge program to ensure a target asset level for all variable annuities at a CTE98 level under most scenarios, and at a CTE95 level in extreme scenarios.
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
Derivatives utilized for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps ("CDSs"). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDSs in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

The Company purchased 30-year TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At December 31, 2017  and 2016, respectively, the Company’s unrealized gains (losses) related to this program were $86 million and $(97) million and reported in AOCI.

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

In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program, the Company derecognized approximately $3,905 million of U.S. Treasury securities for which the Company received proceeds of approximately $3,905 million at inception of the total return swap contract. Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At December 31, 2017, the aggregate fair value of  U.S. Treasury securities derecognized under this program was approximately $3,796 million. Reported in Other invested assets in the Company's balance sheet at December 31, 2017 is approximately $(23) million, representing the fair value of the total return swap contracts.

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
Derivative Instruments by Category
At or For the Year Ended December 31, 2017

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Income (Loss)
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$3,113	$1	$3	$(670)
Swaps	4,655	3	126	(848)
Options	20,630	3,334	1,426	1,203
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	19,032	320	191	655
Futures	11,032	—	—	125
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,131	35	3	19
Other freestanding contracts:(1)
Foreign currency contracts	1,423	19	10	(39)
Margin	—	24	—	—
Collateral	—	4	1,855	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,488	—	69
GMxB derivative features’ liability(2,4)	—	—	4,164	1,494
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,698	(1,118)
Balances, December 31, 2017	$62,016	$14,228	$9,476	$890

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category
At or For the Year Ended December 31, 2016

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Income (Loss)
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$5,086	$1	$1	$(826)
Swaps	3,529	13	67	(290)
Options	11,465	2,114	1,154	727
Interest rate contracts:(1)
Floors	1,500	11	—	4
Swaps	18,933	246	1,163	(224)
Futures	6,926	—	—	—
Swaptions	—	—	—	87
Credit contracts:(1)
Credit default swaps	2,757	20	15	15
Other freestanding contracts:(1)
Foreign currency contracts	730	52	6	45
Margin	—	113	6	—
Collateral	—	713	748	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,314	—	(261)
GMxB derivative features’ liability(2,4)	—	—	5,319	140
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	887	(628)
Balances, December 31, 2016	$50,926	$13,597	$9,366	$(1,211)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
For 2017, 2016 and 2015, respectively, Net derivative gain (losses) from derivatives included $(1,156) million, $(4) million and $474 million of realized gains (losses) on contracts closed during those periods and $1,601 million, $(458) million and $(555) million of unrealized gains (losses) on derivative positions at each respective year end.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at December 31, 2017 are exchange-traded and net settled daily in cash. At December 31, 2017, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $97 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $10 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $13 million.
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
Collateral Arrangements. The Company generally has executed a CSA under the ISDA Master Agreement, it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. Consequently, the credit exposure of the Company’s OTC derivative contracts is limited to the net positive estimated fair value of those contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to CSAs. Derivatives are recognized at fair value in the consolidated balance sheets and are reported either as assets in Other invested assets or as liabilities in Other liabilities, except for embedded insurance-related derivatives as described above and derivatives transacted with a related counterparty. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed.
At December 31, 2017 and 2016, respectively, the Company held $1,855 million and $755 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties as of December 31, 2017 and 2016, respectively, were $2 million and $700 million, for which the Company posted collateral of $3 million and $820 million at December 31, 2017 and 2016, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Margin
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company's centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $18 million.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold are monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At December 31, 2017 and 2016, the balance outstanding under securities repurchase transactions was $1,887 million and $1,996 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Policyholders’ Account Balances and Future Policy Benefits” included in Note 2.

The following table presents information about the Company's offsetting of financial assets and liabilities and derivative instruments at December 31, 2017.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Derivatives:
Equity contracts	$3,339	$1,555	$1,784
Interest rate contracts	320	191	129
Credit contracts	35	3	32
Currency	19	10	9
Collateral	3	1,855	(1,852)
Margin	24	—	24
Total Derivatives, subject to an ISDA Master Agreement	3,740	3,614	126

Total Derivatives	3,740	3,614	126
Other financial instruments	2,995	—	2,995
Other invested assets	$6,735	$3,614	$3,121
Total Derivatives, not subject to an ISDA Master Agreement	$—	$—	$—
Securities purchased under agreement to resell	$—	—	$—

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
LIABILITIES(2)
Derivatives:
Equity contracts	$1,555	$1,555	$—
Interest rate contracts	191	191	—
Credit contracts	3	3	—
Currency	10	10	—
Margin	—	—	—
Collateral	1,855	1,855	—
Total Derivatives, subject to an ISDA Master Agreement	3,614	3,614	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,614	3,614	—
Other non-financial liabilities	2,663	—	2,663
Other liabilities	$6,277	$3,614	$2,663

Securities sold under agreement to repurchase(3)	$1,882	$—	$1,882

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2017:
Collateral Amounts Offset in the Consolidated Balance Sheets
At December 31, 2017

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS(1)
Total Derivatives	$1,954	$—	$(1,828)	$126
Other financial instruments	2,995	—	—	2,995
Other invested assets	$4,949	$—	$(1,828)	$3,121

Liabilities:(2)
Other Derivatives	$—	$—	$—	$—
Other financial liabilities	2,663	—	—	2,663
Other liabilities	2,663	—	—	2,663
Securities sold under agreement to repurchase(3)	$1,882	$(1,988)	$(21)	$(127)

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2017:

Repurchase Agreement Accounted for as Secured Borrowings

	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days		30-90 days		Greater Than 90 days		Total
	(In millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,882		$—		$—		$1,882
Total	$—	$1,882	$1	$—	$2	$—	$3	$1,882

(1)	Excludes expense of $5 million in securities sold under agreement to repurchase.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2016:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2016

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Derivatives:
Equity contracts	$2,128	$1,221	$907
Interest rate contracts	246	1,163	(917)
Credit contracts	20	15	5
Currency	52	6	46
Margin	113	6	107
Collateral	713	748	(35)
Total Derivatives, subject to an ISDA Master Agreement	3,272	3,159	113
Total Derivatives, not subject to an ISDA Master Agreement	11	—	11
Total Derivatives	3,283	3,159	124
Other financial instruments	2,102	—	2,102
Other invested assets	$5,385	$3,159	$2,226

Securities purchased under agreement to resell	$—	$—	$—

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,221	$1,221	$—
Interest rate contracts	1,163	1,163	—
Credit contracts	15	15	—
Currency	6	6	—
Margin	6	6	—
Collateral	748	748	—
Total Derivatives, subject to an ISDA Master Agreement	3,159	3,159	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,159	3,159	—
Other non-financial liabilities	2,108	—	2,108
Other liabilities	$5,267	$3,159	$2,108

Securities sold under agreement to repurchase(3)	$1,992	$—	$1,992

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.
The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2016:
Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2016

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS(1)
Total Derivatives	$54	$—	$70	$124
Other financial instruments	2,102	—	—	2,102
Other invested assets	$2,156	$—	$70	$2,226
LIABILITIES(2)

Securities sold under agreement to repurchase(3)	$1,992	$(1,986)	$(2)	$4

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $4 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2016.

Repurchase Agreement Accounted for as Secured Borrowings(1)

	At December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
		(in millions)
Securities sold under agreement to repurchase
U.S. Treasury and agency securities	$—	$1,992	$—	$—	$1,992
Total	$—	$1,992	$—	$—	$1,992

(1)	Excludes expense of $4 million in securities sold under agreement to repurchase.
Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

	Twelve Months Ended December 31
	2017	2016	2015
	(in millions)
Fixed maturities	$1,365	$1,418	$1,420
Mortgage loans on real estate	453	461	338
Real estate held for the production of income	2	—	—
Repurchase agreement	—	1	1
Other equity investments	188	170	84
Policy loans	205	210	213
Trading securities	381	80	17
Other investment income	54	44	40
Gross investment income (loss)	2,648	2,384	2,113
Investment expenses	(65)	(66)	(56)
Net Investment Income (Loss)	$2,583	$2,318	$2,057

Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of income (loss). The table below shows a breakdown of Net investment income from trading account securities during the years ended 2017, 2016 and 2015:

Net Investment Income (Loss) from Trading Securities

	Twelve Months Ended December 31,
	2017	2016	2015
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$171	$(19)	$(63)
Net investment gains (losses) recognized on securities sold during the period	(5)	(22)	20
Unrealized and realized gains (losses) on trading securities	166	(41)	(43)
Interest and dividend income from trading securities	215	121	60
Net investment income (loss) from trading securities	$381	$80	$17
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities	$(130)	$(3)	$(17)
Mortgage loans on real estate	2	(2)	(1)
Other equity investments	3	(2)	(5)
Other	—	23	3
Investment Gains (Losses), Net	$(125)	$16	$(20)
For 2017, 2016 and 2015, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $3 million, $4 million and $4 million.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of purchase price over the estimated fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment. Effective January 1, 2017, the Company early adopted new goodwill guidance that eliminates Step 2 from the impairment model and continues to limit the measure of goodwill impairment to the carrying amount of the reporting unit’s goodwill. There was no resulting impact on the carrying amount of the Company’s goodwill from adoption of this new guidance.
The carrying value of the Company’s goodwill was $3,584 million and $3,584 million at December 31, 2017 and 2016, respectively, resulting from its investment in AB as well as direct strategic acquisitions of AB, including its purchase of Sanford C. Bernstein, Inc. For purpose of testing this goodwill for impairment, the Company applied a discounted cash flow valuation technique to measure the fair value of the reporting unit, sourcing the underlying cash flows and assumptions from AB’s current business plan projections and adjusting the result to reflect the noncontrolling interest in AB as well as incremental taxes at the Company level as related to the form and structure of its investment in AB. At December 31, 2017 and 2016, the Company’s annual testing resulted in no impairment of this goodwill as the fair value of the reporting unit exceeded its carrying amount at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill during the periods then ended.
In the fourth quarter of 2017 and as further described in Note 18, Business Segment Information, the Company recast its operating segments to align with the reorganization of its reporting structure, resulting in multiple operating segments for its previously defined Financial Advisory/Insurance segment and to which no goodwill was ascribed. Accordingly, all of the Company’s goodwill was reassigned to the Company’s Investment Management and Research segment, also deemed a reporting unit for purpose of assessing goodwill recoverability.
The gross carrying amount of AB related intangible assets was $623 million and $625 million at December 31, 2017 and 2016, respectively and the accumulated amortization of these intangible assets was $498 million and $468 million at December 31, 2017 and 2016, respectively. Amortization expense related to the AB intangible assets totaled $31 million, $29 million and $28 million for 2017, 2016 and 2015, respectively. Estimated annual amortization expense for each of the next two years is approximately $30 million, then approximately $23 million in year three and $7 million in years four and five.
At December 31, 2017 and 2016, respectively, net deferred sales commissions from AB totaled $30 million and $64 million and are included within other assets. Based on the December 31, 2017 net asset balance, the estimated amortization expense of deferred sales commissions for each of the next five years is $21 million, $6 million, $3 million, $0 million and $0 million. The Company tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions and expectations made with respect to future market levels and redemption rates. As of December 31, 2017 and 2016, the Company determined the deferred sales commission asset was not impaired.

On September 23, 2016, AB acquired a 100% ownership interest in Ramius Alternative Solutions LLC (“RASL”), a global alternative investment management business that, as of the acquisition date, had approximately $2.5 billion in AUM. RASL offers a range of customized alternative investment and advisory solutions to a global institutional client base. On the acquisition date, AB made a cash payment of $21 million and recorded a contingent consideration payable of $12 million based on projected fee revenues over a five-year measurement period. Goodwill in the amount of $22 million and finite-lived intangible assets of $10 million related to investment management contracts also were recognized at the date of acquisition.
On June 20, 2014, AB acquired an 82% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3,000 million in global core equity assets for institutional investors, for a cash payment of $64 million and a contingent consideration payable of $9 million based on projected assets under management levels over a three-year measurement period. Also recognized on the date of acquisition were $58 million of goodwill, $24 million of finite-lived intangible assets related to separately-managed account relationships and $4 million of indefinite-lived intangible assets related to an acquired fund’s investment contract. Redeemable noncontrolling interest of $17 million was recorded as related to the fair value of CPH purchased by AB. During 2016 and 2015, AB purchased additional shares of CPH, bringing its ownership interest to 90.0% as of December 31, 2016.

The acquisitions described above did not have a significant impact on the Company’s consolidated revenues or net income. As a result, supplemental pro forma information has not been provided.  Additional information regarding the contingent payment obligations associated with these and other acquisitions made by AB is included in Note 7, Fair Value Disclosures.

Capitalized Software

Capitalized software, net of accumulated amortization, amounted to $162 million and $170 million at December 31, 2017 and 2016, respectively, and is recorded in other assets. Amortization of capitalized software in 2017, 2016 and 2015 was $47 million, $52 million and $55 million, respectively, recorded in other operating costs and expenses in the Consolidated Statements of Income (loss).

5)	CLOSED BLOCK
Summarized financial information for the Company's Closed Block is as follows:

	December 31,
	2017	2016
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,945	$7,179
Policyholder dividend obligation	32	52
Other liabilities	271	43
Total Closed Block liabilities	7,248	7,274
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,923 and $3,884)	4,070	4,025
Mortgage loans on real estate	1,720	1,623
Policy loans	781	839
Cash and other invested assets	351	444
Other assets	219	213
Total assets designated to the Closed Block	7,141	7,144
Excess of Closed Block liabilities over assets designated to the Closed Block	107	130
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $32 and $52	138	100
Maximum Future Income To Be Recognized From Closed Block Assets and Liabilities	$245	$230
The Company’s Closed Block revenues and expenses follow:

	2017	2016	2015
	(in millions)
REVENUES:
Premiums and other income	$224	$212	$236
Investment income (loss)	314	349	368
Net investment gains (losses)	(20)	(1)	2
Total revenues	518	560	606
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	537	522	550
Other operating costs and expenses	2	4	4
Total benefits and other deductions	539	526	554
Net revenues, before income taxes	(21)	34	52
Income tax (expense) benefit	6	(12)	(18)
Net Revenues (Losses)	$(15)	$22	$34

A reconciliation of the Company’s policyholder dividend obligation follows:

	December 31,
	2017	2016
	(in millions)
Balances, beginning of year	$52	$81
Unrealized investment gains (losses)	(20)	(29)
Balances, End of year	$32	$52

6)	DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the deferred asset for policyholder bonus interest credits are as follows:

	December 31,
	2017	2016
		As Restated
	(in millions)
Balance, beginning of year	$504	$534
Policyholder bonus interest credits deferred	6	13
Amortization charged to income	(37)	(43)
Balance, End of Year	$473	$504

Changes in deferred acquisition costs at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
		As Restated
	(in millions)
Balance, beginning of year	$5,058	$5,088
Capitalization of commissions, sales and issue expenses	578	594
Amortization	(846)	(646)
Change in unrealized investment gains (losses)	(243)	22
Balance, End of Year	$4,547	$5,058

7)	FAIR VALUE DISCLOSURES
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2017 and 2016, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they are classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$14,298	$47	$14,345
Private Corporate	—	6,045	1,092	7,137
U.S. Treasury, government and agency	—	13,135	—	13,135
States and political subdivisions	—	441	40	481
Foreign governments	—	409	—	409
Commercial mortgage-backed	—	—	—	—
Residential mortgage-backed(1)	—	251	—	251
Asset-backed(2)	—	88	8	96
Redeemable preferred stock	180	324	—	504
Subtotal	180	34,991	1,187	36,358
Other equity investments	13	—	1	14
Trading securities	467	12,161	—	12,628
Other invested assets:
Short-term investments	—	768	—	768
Assets of consolidated VIEs/VOEs	1,060	215	27	1,302
Swaps	—	15	—	15
Credit Default Swaps	—	33	—	33
Futures	(2)	—	—	(2)
Options	—	1,907	—	1,907
Floors	—	—	—	—
Subtotal	1,058	2,938	27	4,023
Cash equivalents	2,360	—	—	2,360
Segregated securities	—	825	—	825
GMIB reinsurance contracts asset	—	—	10,488	10,488
Separate Accounts’ assets	118,983	2,983	349	122,315
Total Assets	$123,061	$53,898	$12,052	$189,011
Liabilities
GMxB derivative features’ liability	$—	$—	$4,164	$4,164
SCS, SIO, MSO and IUL indexed features’ liability	—	1,698	—	1,698
Liabilities of consolidated VIEs/VOEs	670	22	—	692
Contingent payment arrangements	—	—	11	11
Total Liabilities	$670	$1,720	$4,175	$6,565

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2016

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$12,984	$28	$13,012
Private Corporate	—	6,223	817	7,040
U.S. Treasury, government and agency	—	10,336	—	10,336
States and political subdivisions	—	451	42	493
Foreign governments	—	390	—	390
Commercial mortgage-backed	—	22	349	371
Residential mortgage-backed(1)	—	314	—	314
Asset-backed(2)	—	36	24	60
Redeemable preferred stock	218	335	1	554
Subtotal	218	31,091	1,261	32,570
Other equity investments	3	—	5	8
Trading securities	478	8,656	—	9,134
Other invested assets:
Short-term investments	—	574	—	574
Assets of consolidated VIEs/VOEs	342	205	46	593
Swaps	—	(925)	—	(925)
Credit Default Swaps	—	5	—	5
Futures	—	—	—	—
Options	—	960	—	960
Floors	—	11	—	11
Subtotal	342	830	46	1,218
Cash equivalents	1,529	—	—	1,529
Segregated securities	—	946	—	946
GMIB reinsurance contracts asset	—	—	10,314	10,314
Separate Accounts’ assets	108,085	2,818	313	111,216
Total Assets	$110,655	$44,341	$11,939	$166,935
Liabilities
GMxB derivative features’ liability	$—	$—	$5,319	$5,319
SCS, SIO, MSO and IUL indexed features’ liability	—	887	—	887
Liabilities of consolidated VIEs/VOEs	248	2	—	250
Contingent payment arrangements	—	—	18	18
Total Liabilities	$248	$889	$5,337	$6,474

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
At December 31, 2017 and 2016, respectively, the fair value of public fixed maturities is approximately $28,826 million and $24,918 million or approximately 16.2% and 16.0% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At December 31, 2017 and 2016, respectively, the fair value of private fixed maturities is approximately $7,532 million and $7,652 million or approximately 4.2% and 4.9% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at December 31, 2017 and 2016, respectively, the net fair value of freestanding derivative positions is approximately $1,953 million and $51 million or approximately 48.5% and 8.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At December 31, 2017 and 2016, respectively, investments classified as Level 1 comprise approximately 69.2% and 71.1% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At December 31, 2017 and 2016, respectively, investments classified as Level 2 comprise approximately 29.9% and 27.9% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2017 and 2016, respectively, approximately $257 million and $340 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
The Company’s SCS and EQUI-VEST variable annuity products, the IUL product, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, 5, or 6 year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
At December 31, 2017 and 2016, respectively, investments classified as Level 3 comprise approximately 0.9% and 1.0% of assets measured at fair value on a recurring basis and primarily include commercial mortgage-backed securities (“CMBS”) and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2017 and 2016, respectively, were approximately $97 million and $111 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $8 million and $373 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2017 and 2016, respectively. The Company utilizes prices obtained from an independent valuation service vendor to measure fair value of CMBS securities.
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
Level 3 also includes the GMIB reinsurance contract asset and liabilities which are accounted for as derivative contracts.  The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity separate account funds.  The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements.  Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset and liabilities to reflect change in the claims-paying ratings of counterparties and the Company an adjustment to the swap curve for non-performance risk to reflect the claims-paying rating of the Company.   Equity and fixed income volatilities were modeled to reflect current market volatilities.  Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $69 million and $139 million at December 31, 2017 and 2016, respectively, to recognize incremental counterparty nonperformance risk.
Lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
The Company’s Level 3 liabilities include contingent payment arrangements associated with acquisitions in 2010, 2013 and 2014 by AB. At each reporting date, AB estimates the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
As of December 31, 2017, the Company’s consolidated VIEs/VOEs hold $2 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In 2017, AFS fixed maturities with fair values of $6 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $7 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at December 31, 2017.
In 2016, AFS fixed maturities with fair values of $62 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $25 million were transferred from Level 2 into the Level 3 classification. During 2016, one of AB’s private securities went public and, due to a trading restriction period, $56 million was transferred from a Level 3 to a Level 2 classification. These transfers in the aggregate represent approximately 0.9% of total equity at December 31, 2016.
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

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2017, 2016 and 2015 respectively:
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2017	$845	$42	$—	$349	$—	$24
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	5	—	—	(2)	—	—
Investment gains (losses), net	2	—	—	(63)	—	15
Subtotal	7	—	—	(65)	—	15
Other comprehensive income (loss)	4	(1)	—	45	—	(9)
Purchases	612	—	—	—	—	—
Sales	(331)	(1)	—	(329)	—	(21)
Transfers into Level 3(1)	7	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	—	—	(1)
Balance, December 31, 2017	$1,139	$40	$—	$—	$—	$8
Balance, January 1, 2016	$420	$45	$1	$503	$—	$40
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	1	—	—	(67)	—	—
Subtotal	1	—	—	(67)	—	—
Other comprehensive income (loss)	7	(2)	—	14	—	1
Purchases	572	—	—	—	—	—
Sales	(142)	(1)	—	(87)	—	(8)
Transfers into Level 3(1)	25	—	—	—	—	—
Transfers out of Level 3(1)	(38)	—	(1)	(14)	—	(9)
Balance, December 31, 2016	$845	$42	$—	$349	$—	$24

Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In millions)
Balance, January 1, 2015	$380	$47	$—	$715	$2	$53
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	1	—	—
Investment gains (losses), net	2	—	—	(38)	—	—
Subtotal	5	—	—	(37)	—	—
Other comprehensive income (loss)	(25)	(1)	—	64	—	(4)
Purchases	60	—	1	—	—	—
Sales	(38)	(1)	—	(175)	(2)	(9)
Transfers into Level 3(1)	99	—	—	—	—	—
Transfers out of Level 3(1)	(61)	—	—	(64)	—	—
Balance, December 31, 2015	$420	$45	$1	$503	$—	$40

	Redeem able Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB derivative features' liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2017	$1	$51	$10,314	$313	$(5,319)	18
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	29	—	—
Net derivative gains (losses)	—	—	69	—	1,494	—
Subtotal	—	—	69	29	1,494	—
Other comprehensive income (loss)	(1)	(4)	—	—	—	—
Purchases (2)	—	6	221	13	(344)	—
Sales (3)	—	(3)	(116)	(2)	5	—
Settlements (4)	—	—	—	(4)	—	(7)
Activities related to VIEs/VOEs	—	(22)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, December 31, 2017	$—	$28	$10,488	$349	$(4,164)	$11
Balance, January 1, 2016	$—	$49	$10,582	$313	$(5,146)	31
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	19	—	—
Net derivative gains (losses)	—	—	(261)	—	140	—
Subtotal	—	—	(261)	19	140	—
Other comprehensive income(loss)	—	(2)	—	—	—
Purchases (2)	1	—	223	10	(317)	11
Sales (3)	—	—	(230)	—	4	—
Settlements (4)	—	—	—	(7)	—	(24)
Activities related to VIEs/VOEs	—	60	—	—	—	—
Transfers into Level 3(1)	—	—	—	1	—	—
Transfers out of Level 3(1)	—	(56)	—	(23)	—	—
Balance, December 31, 2016	$1	$51	$10,314	$313	$(5,319)	$18

	Redeem able Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB derivative features' liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2015	$—	$61	$10,723	$260	$(4,130)	$42
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	5	—	36	—	—
Net derivative gains (losses)	—	—	(316)	—	(743)	—
Subtotal	—	5	(316)	36	(743)	—
Other comprehensive income (loss)	—	2	—	—	—	—
Purchases (2)	—	1	228	26	(274)	—
Sales (3)	—	(20)	(53)	(2)	1	(11)
Settlements (4)	—	—	—	(5)	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	(2)	—	—
Balance, December 31, 2015	$—	$49	$10,582	$313	$(5,146)	$31

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features’ liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for 2017 and 2016 by category for Level 3 assets and liabilities still held at December 31, 2017 and 2016, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Full Year 2017
Still Held at December 31, 2017
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$4
State and political subdivisions	—	—	—
Commercial mortgage-backed	—	—	45
Asset-backed	—	—	(9)
Subtotal	$—	$—	$40
GMIB reinsurance contracts	—	69	—
Separate Accounts’ assets(1)	29	—	—
GMxB derivative features' liability	—	1,494	—
Total	$29	$1,563	$40
Level 3 Instruments
Full Year 2016
Still Held at December 31, 2016
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$11
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	9
Asset-backed	—	—	1
Subtotal	$—	$—	$20
GMIB reinsurance contracts	—	(262)	—
Separate Accounts’ assets(1)	20	—	—
GMxB derivative features' liability	—	140	—
Total	$20	$(122)	$20

(1) There is an investment expense that offsets this investment gain (loss).

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2017 and 2016, respectively.
Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Assets:	(in millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 - 565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount rate Cash flow Multiples	5.3x - 27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Separate Accounts’ assets	326	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.4%
GMIB reinsurance contract asset	10,488	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9% - 30.9%
Liabilities:
GMIBNLG	4,056	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	130	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.9% - 30.9%
GIB	(27)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Assets:	(in millions)
Investments:
Fixed maturities, available-for-sale:
Corporate	$55	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 565 bps	151 bps
	636	Market comparable companies	EBITDA multiples Discount rate Cash flow Multiples	4.3x - 25.6x 7.0% - 17.8% 14.0x - 16.5x	11.7x 11.4% 15.6x
Asset-backed	2	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps	38 bps
Separate Accounts’ assets	295	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.8% 5.7% 6.6%
	3	Discounted cash flow	Spread over U.S. Treasury curve Gross domestic product rate Discount factor	273 bps-512 bps 1.1% - 7.0%	283 bps 4.3%
GMIB reinsurance contract asset	10,314	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity	1.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 5 bps - 17 bps 11.0% - 38.0%
Liabilities:
GMIBNLG	5,155	Discounted cash flow	Non-performance risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term equity Volatility	1.1% 1.2% - 26.2% 0.0% - 11.5% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	114	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	1.0% - 5.7% 0.0% - 7.0% 100% after delay 9.0% - 35.0%
GIB	30	Discounted cash flow	Withdrawal Rates Utilization Rates Volatility rates - Equity	1.0% - 5.7% 0.0% - 8.0% 100% after delay 9.0% - 35.0%
GMAB	20	Discounted cash flow	Lapse Rates Volatility rates - Equity	1.0% - 11.0% 9.0% - 35.0%

Excluded from the tables above at December 31, 2017 and 2016, respectively, are approximately $370 million and $594 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 24.0% and 37.5% of total assets classified as Level 3 and represent only 0.2% and 0.4% of total assets measured at fair value on a recurring basis at December 31, 2017 and 2016, respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage, residential mortgage and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at December 31, 2017 and 2016, respectively, are approximately $842 million and $691 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 73.9% and 81.8% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2017 and 2016, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2017 and 2016, are approximately 4.5% and 8.3%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at December 31, 2017 and 2016, primarily consist of a private real estate fund with a fair value of approximately $326 million and $295 million, a private equity investment with a fair value of approximately $0 million and $1 million and mortgage loans with fair value of approximately $1 million and $2 million, respectively. A third party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach is applied to determine the private equity investment for which the significant unobservable assumptions are the gross domestic product rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the gross domestic product rate would have a directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $14 million and $8 million at December 31, 2017 and $12 million and $3 million at December 31, 2016, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using the Company data. Validations of unobservable inputs are performed to the extent the Company has experience. When an input is changed the model is updated and the results of each step of the model are analyzed for reasonableness.

The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
Fair value measurement of the GMIB reinsurance contract asset and liabilities includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset and liabilities.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for Non-performance risk and NLG forfeiture rates.  NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire.   Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB's 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.
The three AB acquisition-related contingent consideration liabilities (with a combined fair value of $18 million and $18 million as of December 31, 2017 and 2016, respectively) and are valued using a projected AUM growth rates with a weighted average of 18.0% for one acquisition and revenue growth rates and discount rates ranging from 4.0% to 31.0% and 1.4% to 6.4% respectively, for the three acquisitions.
The carrying values and fair values at December 31, 2017 and 2016 for financial instruments not otherwise disclosed in Notes 3 and 12 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2017:
Mortgage loans on real estate	$10,935	$—	$—	$10,895	$10,895
Loans to affiliates	703	$—	700	—	700
Policyholders liabilities: Investment contracts	2,068	—	—	2,170	2,170
Funding Agreements	3,014	—	3,020	—	3,020
Policy loans	3,315		—	4,210	4,210
Short-term and Long-term debt	769	—	768	—	768
Separate Account Liabilities	7,537	—	—	7,537	7,537
December 31, 2016:
Mortgage loans on real estate	$9,757	$—	$—	$9,608	$9,608
Loans to affiliates	703	—	775	—	775
Policyholders liabilities: Investment contracts	2,226	—	—	2,337	2,337
Funding Agreements	2,255	—	2,202	—	2,202
Policy loans	3,361	—	—	4,257	4,257
Short-term and Long-term debt	513	—	513	—	513
Separate Account Liabilities	6,194	—	—	6,194	6,194

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
Fair values for the Company’s long-term debt related to real estate joint ventures is determined by a third party appraisal and assessed for reasonableness. The Company’s short-term debt primarily includes commercial paper issued by AB with short-term maturities and book value approximates fair value. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined from quotations provided by brokers knowledgeable about these securities and internally assessed for reasonableness, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.
Fair values for FHLBNY funding agreements are determined from a matrix pricing model and are internally assessed for reasonableness. The matrix pricing model for FHLBNY funding agreements utilizes an independently sourced U.S. Treasury curve which is separately sourced from the Barclays’ suite of curves.
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholders' account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and Escrow Shield Plus product reserves are held at book value.

8)	INSURANCE LIABILITIES
A)     Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the direct GMDB and GMIB with no NLG features liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2015	$1,725	$4,702	$6,427
Paid guarantee benefits	(313)	(89)	(402)
Other changes in reserve	1,579	(727)	852
Balance at December 31, 2015	2,991	3,886	6,877
Paid guarantee benefits	(357)	(281)	(638)
Other changes in reserve	531	265	796
Balance at December 31, 2016	3,165	3,870	7,035
Paid guarantee benefits	(354)	(151)	(505)
Other changes in reserve	1,269	1,083	2,352
Balance at December 31, 2017	$4,080	$4,802	$8,882
The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in amounts due from reinsurers:

GMDB
(in millions)
Balance at January 1, 2015	$833
Paid guarantee benefits	(148)
Other changes in reserve	745
Balance at December 31, 2015	1,430
Paid guarantee benefits	(174)
Other changes in reserve	302
Balance at December 31, 2016	1,558
Paid guarantee benefits	(171)
Other changes in reserve	643
Balance at December 31, 2017	$2,030

The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. Summarized in the table below is a summary of the fair value of these liabilities at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In millions)

GMIBNLG (1)	$4,056	$5,155
SCS, MSO, IUL features (2)	1,698	887
GWBL/GMWB(1)	130	114
GIB(1)	(27)	30
GMAB(1)	5	20
Total Embedded and Freestanding derivative liability	$5,862	$6,206

GMIB reinsurance contract asset (3)	$10,488	$10,314

(1)	Reported in future policyholders' benefits and other policyholders' liabilities in the consolidated balance sheets.

(2)	Reported in policyholders' account balances in the consolidated balance sheets.

(3)	Reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.

The December 31, 2017 values for direct variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of utilization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In millions)
GMDB:
Account values invested in:
General Account	$13,820	$109	$65	$200	$14,194
Separate Accounts	$45,816	$9,556	$3,516	$35,784	$94,672
Net amount at risk, gross	$169	$57	$1,961	$15,340	$17,527
Net amount at risk, net of amounts reinsured	$169	$39	$1,344	$6,294	$7,846
Average attained age of contractholders’	51.3	66.3	72.9	68.2	55.1
Percentage of contractholders’ over age 70	9.6%	40.2%	63.1%	46.5%	18.1%
Range of contractually specified interest rates	N.A.	N.A.	3% - 6%	3% - 6.5%	3% - 6.5%
GMIB:
Account values invested in:
General Account	N.A.	N.A.	$23	$293	$316
Separate Accounts	N.A.	N.A.	$21,195	$41,091	$62,286
Net amount at risk, gross	N.A.	N.A.	$917	$6,337	$7,254
Net amount at risk, net of amounts reinsured	N.A.	N.A.	$287	$1,561	$1,848
Weighted average years remaining until utilization	N.A.	N.A.	1.6	0.7	0.8
Range of contractually specified interest rates	N.A.	N.A.	3% - 6%	3% - 6.5%	3% - 6.5%
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance Agreements” in Note 9.

•
Variable Annuity In-force management. The Company proactively manages its variable annuity in-force business. Since in 2012, the Company has initiated several programs to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator contracts. In March 2016, a program to give policyholders an option to elect a full buyout of their rider or a new partial (50)% buyout of their rider expired.  The Company believes that buyout programs are mutually beneficial to both the Company and policyholders who no longer need or want all or part of the GMDB or GMIB rider.  To reflect the actual payments from the buyout program that expired in March 2016 the Company recognized a $4 million increase to Net income in 2016.

B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Because variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive:
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2017	2016
	(in millions)
GMDB:
Equity	$78,069	$69,625
Fixed income	2,234	2,483
Balanced	14,084	14,434
Other	285	348
Total	$94,672	$86,890
GMIB:
Equity	$50,429	$45,931
Fixed income	1,568	1,671
Balanced	10,165	10,097
Other	124	149
Total	$62,286	$57,848
C)   Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At December 31, 2017, the total account value and net amount at risk of the hedged variable annuity contracts were $55,771 million and $6,893 million, respectively, with the GMDB feature and $42,077 million and $2,613 million, respectively, with the GMIB and GIB feature.
These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net derivative gains (loss) in the period in which they occur, and may contribute to income (loss) volatility.
D)   Variable and Interest-Sensitive Life Insurance Policies - NLG
The NLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The NLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.

The following table summarizes the NLG liabilities, reflected in the General Account in Future policy benefits and other policyholders’ liabilities, the related reinsurance reserve ceded, reflected in Amounts due from reinsurers and deferred cost of reinsurance, reflected in Other assets in the Consolidated balance sheets:

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2015	$979	$(526)	$453
Other changes in reserves	165	16	181
Balance at December 31, 2015	1,144	(510)	634
Other changes in reserves	53	(99)	(46)
Balance at December 31, 2016	1,197	(609)	588
Paid Guaranteed Benefits	(24)	—	(24)
Other changes in reserves	(487)	(55)	(542)
Balance at December 31, 2017	$686	$(664)	$22

9)	REINSURANCE AGREEMENTS
The Company assumes and cedes reinsurance with unaffiliated insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	2017	2016	2015
		(in millions)
Direct premiums	$880	$850	$818
Reinsurance assumed	195	206	207
Reinsurance ceded	(171)	(176)	(173)
Premiums	$904	$880	$852
Policy charges and fee income ceded	$718	$640	$645
Policyholders’ Benefits Ceded	$694	$942	$527

Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
At December 31, 2017, the Company had reinsured with non-affiliates in the aggregate approximately 3.5% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 16.8% of its current liability exposure resulting from the GMIB feature. For additional information, see Note 8 “Insurance Liabilities.”
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives at December 31, 2017 and 2016 were $10,488 million and $10,314 million, respectively. The increases (decreases) in estimated fair value were $174 million, $(268) million and $(141) million for 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, third-party reinsurance recoverables related to insurance contracts amounted to $2,420 million and $2,458 million, respectively. Additionally, $1,904 million and $2,381 million of the amounts due to reinsurers related to three specific reinsurers, which were Zurich Insurance Company Ltd. (AA - rating), Connecticut General Life Insurance Company (AA- rating) and Paul Revere Life Insurance Company (A-rating). A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations, the Company continues to have the direct obligation.
Reinsurance payables related to insurance contracts were $134 million and $125 million, at December 31, 2017 and 2016, respectively.
The Company cedes substantially all of its run-off health business to a third party insurer. Insurance liabilities ceded totaled $71 million and $82 million at December 31, 2017 and 2016, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $716 million and $734 million at December 31, 2017 and 2016, respectively.
For affiliated reinsurance agreements see “Related Party Transactions” in Note 11.

10)	SHORT-TERM AND LONG-TERM DEBT
Short-term and long-term debt consists of the following:

	December 31,
	2017	2016
	(in millions)
Short-term debt:
AB revolving credit facility (with interest rate of 2.4%)	$75	$—
AB commercial paper (with interest rates of 1.6% and 0.9%)	491	513
Total short-term debt	$566	$513
Long-term debt:
AXA Equitable non-recourse mortgage debt (with interest rate of 4.1%)	82	—
AXA Equitable non-recourse mortgage debt (with interest rate of 3.9%)	121	—
Total Short-term and Long-term debt	$769	$513
Short-term Debt
On December 1, 2016, AB entered into a $200 million, unsecured 364-day senior revolving credit facility (the “AB Revolver”) with a leading international bank and the other lending institutions that may be party thereto. On November 29, 2017, as part of an amendment and restatement, the maturity date of the AB Revolver was extended from November 29, 2017 to November 28, 2018. There were no other significant changes included in the amendment. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants which are identical to those of the AB Credit Facility described below. As of December 31, 2017, AB had $75 million outstanding under the AB Revolver with an interest rate of 2.4%.
As of December 31, 2017 and 2016, AB had $491 million and $513 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.6% and 0.9%, respectively.
Long-term Debt
As of December 31, 2017, AXA Equitable had $121 million and $82 million in mortgage debt outstanding related to two consolidated real estate joint ventures due August 2027 and September 2022, respectively, with weighted average interest rates of approximately 3.9% and 4.1%, respectively.
Credit Facilities
Credit facilities available to the Company consist of following:

	Date			Available to Company
Facilities	Start	Maturity	Total Facility	Revolver	Swingline
			(in millions)
Syndicated Facilities:
AB Revolver	11/29/2017	11/28/2018	$200	$200	$—
AB Credit Facility	10/22/2014	10/22/2019	$1,000	$1,000	$240

Additional Credit Facilities Available
AB has a $1,000 million committed, unsecured senior revolving credit facility (“AB Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million; any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC’s business purposes, including the support of AB’s $1,000 million commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and management may draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2017, AB and SCB LLC were in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.
Amounts under the AB Credit Facility may be borrowed, repaid and re-borrowed by AB and SBC LLC from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AB and SBC LLC are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AB and SBC LLC'S option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.
As of December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility and did not draw upon the AB Credit Facility in 2017.
SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit SCB LLC to borrow up to an aggregate of approximately $175 million, with AB named as an additional borrower, while line one has no stated limit. As of December 31, 2017, SCB LLC had no bank loans outstanding.

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
In third quarter 2013, AXA Equitable purchased AXA RE Arizona Company’s (“AXA RE Arizona”) $50 million note receivable from AXA. AXA RE Arizona is a wholly-owned subsidiary of AXA Financial. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.
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
Cost sharing and service agreements. The Company provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with AXA Financial, certain AXA Financial subsidiaries and affiliates to conduct their business. In addition, the Company participates in certain cost sharing and service agreements with AXA and other nonconsolidated affiliates (collectively, "AXA Affiliates"), including technology and professional development arrangements. The costs related to the cost sharing and service agreements are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company.
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
Investment management and service fees. AXA Equitable FMG, a subsidiary of AXA Equitable, provides investment management and administrative services to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
Investment management and service expenses. AXA Investment Managers Inc. (“AXA IM”) and AXA Rosenberg Investment Management LLC ("AXA Rosenberg") provide sub-advisory services with respect to certain portfolios of EQAT, VIP Trust and the Other AXA Trusts. Also, AXA IM and AXA Real Estate Investment Managers ("AXA REIM") manage certain General Account investments. Fees paid to these affiliates are based on investment advisory service agreements with each affiliate.

The table below summarizes the expenses reimbursed to/from the Company and fees received/paid by the Company in connection with agreements with AXA Affiliates described above for 2017, 2016 and 2015.

	2017	2016	2015
	(in millions)
Expenses paid or accrued for by the Company:
General services provided by AXA Affiliates	$186	$188	$164
Paid or accrued commission and fee expenses for sale of insurance products by AXA Distribution	608	587	603
Investment management services provided by AXA IM, AXA REIM and AXA Rosenberg	5	2	1
Total	799	777	768
Revenue received or accrued for by the Company:
General services provided to AXA Affiliates	456	531	491
Amounts received or accrued for commissions and fees earned for sale of MONY America's insurance products	43	43	57
Investment management and administrative services provided to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts	720	674	707
Total	$1,219	$1,248	$1,255
Insurance Related Transactions. The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products through reinsurance transactions with AXA RE Arizona.
The Company currently reinsures to AXA RE Arizona, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA RE Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA RE Arizona provide important capital management benefits to AXA Equitable. At December 31, 2017 and 2016, the Company’s GMIB reinsurance asset with AXA RE Arizona had carrying values of $8,594 million and $8,578 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2017, 2016 and 2015 totaled approximately $454 million, $447 million and $453 million, respectively. Ceded claims paid in 2017, 2016 and 2015 were $213 million, $65 million and $54 million, respectively.
AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA RE Arizona to the extent that AXA RE Arizona holds assets in an irrevocable trust (the “Trust”) ($9,786 million at December 31, 2017) and/or letters of credit ($3,990 million at December 31, 2017), out of which $250 million letters of credit are guaranteed by AXA Financial while the rest of the letters of credit are guaranteed by AXA. Under the reinsurance transactions, AXA RE Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA RE Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA RE Arizona’s liquidity.
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

Premiums earned in 2017, 2016 and 2015 were $20 million, $20 million and $21 million, respectively. Claims and expenses paid in 2017, 2016 and 2015 were $5 million, $6 million and $5 million, respectively.
At December 31, 2017 and 2016, affiliated reinsurance recoverables related to insurance contracts amounted to $2,659 million and $2,177 million, respectively.
In April 2015, AXA entered into a mortality catastrophe bond based on general population mortality in each of France, Japan and the U.S. The purpose of the bond is to protect AXA against a severe worldwide pandemic. AXA Equitable entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event. Premiums and expenses associated with the reinsurance agreement were $4 million and $4 million in 2017 and 2016, respectively.
Investment management and service fees includes certain revenues for services provided by AB to mutual funds sponsored by AB. These revenues are described below:

	2017	2016	2015
	(in millions)
Investment management and services fees	$1,148	$999	$1,056
Distribution revenues	398	372	415
Other revenues - shareholder servicing fees	73	76	85
Other revenues - other	7	6	5
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
In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), of which AXA Equitable owns 70% and Saum Sing owns 30%. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $25 million, reported in Other equity investments in the consolidated balance sheets.

12)	EMPLOYEE BENEFIT PLANS
AXA Equitable Retirement Plans
AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $15 million, $16 million and $18 million in 2017, 2016 and 2015, respectively.
AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a frozen qualified defined benefit pension plan covering its eligible employees and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average income over a specified period in the plan.
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
AB uses a December 31 measurement date for the AB Plan.
Funding Policy
The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum the Company can deduct for federal income tax purposes. Based on the funded status of the plans at December 31, 2016, AB contributed $4 million to the AB Plan during 2017. AB currently estimates that it will contribute $5 million to the AB Plan during 2018. No minimum funding contributions under ERISA are required to be made to the AXA Equitable plans, and management does not expect to make any discretionary contribution to those plans during 2018.

Net Periodic Pension Expense
Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2017	2016	2015
	(in millions)
Service cost	$—	$—	$8
Interest cost	6	6	93
Expected return on assets	(5)	(5)	(159)
Actuarial (gain) loss	1	1	1
Net amortization	—	—	110
Net Periodic Pension Expense	$2	$2	$53
Changes in PBO
Changes in the PBO of the Company’s qualified plans were comprised of:

	December 31,
	2017	2016
	(in millions)
Projected benefit obligation, beginning of year	$132	$129
Interest cost	6	6
Actuarial (gains) losses	14	2
Benefits paid	(6)	(5)
Projected Benefit Obligation	146	132
Transfer to AXA Financial	—	—
Projected Benefit Obligation, End of Year	$146	$132
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

	December 31,
	2017	2016
	(in millions)
Pension plan assets at fair value, beginning of year	$87	$86
Actual return on plan assets	14	4
Contributions	4	—
Benefits paid and fees	(4)	(3)
Pension plan assets at fair value, end of year	101	87
PBO	146	132
Excess of PBO Over Pension Plan Assets	(45)	(45)
Transfer to AXA Financial	$—	$—
Excess of PBO Over Pension Plan Assets, end of year	$(45)	$(45)
Accrued pension costs of $(45) million and $(45) million at December 31, 2017 and 2016, respectively, were recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans. The aggregate PBO/accumulated benefit obligation (“ABO”) and fair value of pension plan assets for plans with PBOs/ABOs in excess of their assets were $146 million and $101 million, respectively, at December 31, 2017 and $132 million and $87 million, respectively, at December 31, 2016.
Unrecognized Net Actuarial (Gain) Loss
The following table discloses the amounts included in AOCI at December 31, 2017 and 2016 that have not yet been recognized as components of net periodic pension cost.

	December 31,
	2017	2016
	(in millions)
Unrecognized net actuarial (gain) loss	$55	$51
Unrecognized prior service cost (credit)	1	1
Total	$56	$52
The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are approximately $1.6 million and $23,959, respectively.
Pension Plan Assets
The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the fair values of the Company’s invested assets that are measured at fair value on a recurring basis. See Note 2 for a description of the fair value hierarchy.
At December 31, 2017 and 2016, the total fair value of plan assets for the qualified pension plans was approximately $101 million and $87 million, respectively, all supporting the AB qualified retirement plan.

	December 31,
	2017	2016
Fixed Maturities	15.0%	18.0%
Equity Securities	66.0	61.0
Other	19.0	21.0
Total	100.0%	100.0%

December 31, 2017:	Level 1	Level 2	Level 3	Total
Asset Categories	(in millions)
Common and preferred equity	$24	$—	$—	$24
Mutual funds	55	—	—	55
Total assets in the fair value hierarchy	79	—	—	79
Investments measured at net assets value	—	—	—	22
Investments at fair value	$79	$—	$—	$101

December 31, 2016:
Asset Categories
Common and preferred equity	$21	$—	$—	$21
Mutual funds	47	—	—	47
Total assets in the fair value hierarchy	68	—	—	68
Investments measured at net assets value	—	—	—	19
Investments at fair value	$68	$—	$—	$87

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
Assumptions
Discount Rate
The benefits obligations and related net periodic costs of the Company’s qualified and non-qualified pension plans are measured using discount rate assumptions that reflect the rates at which the plans’ benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under each of the plans are discounted using a published high-quality bond yield curve as a practical expedient for a matching bond approach. Beginning in 2014, AXA Equitable uses the Citigroup Pension Above-Median-AA Curve (the “Citigroup Curve”) for this purpose. The Company has concluded that an adjustment to the Citigroup Curve is not required after comparing the projected benefit streams of the plans to the cash flows and duration of the reference bonds.
At December 31, 2015, AXA Equitable refined its calculation of the discount rate to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient. Use of the discrete approach at December 31, 2015 produced a discount rate for the AXA Equitable Life QP of 3.98% as compared to a 4.00% aggregate rate, thereby increasing the net unfunded PBO of the AXA Equitable Life QP by approximately $4 million in 2015.
Mortality
At December 31, 2015, AXA Equitable concluded to change the mortality projection scale used to measure and report the Company’s defined benefit plan obligations from 125% Scale AA to Scale BB, representing a reasonable “fit” to the results of the AXA Equitable QP mortality experience study and a closer alignment to current thinking with respect to projections of mortality improvements.
In October 2016, the Society of Actuaries (“SOA”) released MP-2016, its second annual update to the “gold standard” mortality projection scale issued by the SOA in 2014, reflecting three additional years of historical U.S. population historical mortality data (2012 through 2014). Similar to its predecessor (MP-2015), MP-2016 indicated that, while mortality data continued to show longer lives, longevity was increasing at a slower rate and lagging behind that previously suggested both by MP-2015 and MP-2014. The Company considered this new data as well as observations made from current practice regarding how to best estimate improved trends in life expectancies and concluded to continue using the RP-2000 base mortality table projected on a full generational basis with Scale BB mortality improvements for purposes of measuring and reporting its consolidated defined benefit plan obligations at December 31, 2017.
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Year ended December31,
	2017	2016	2015
Discount rate on benefit obligations	4.55%	4.75%	4.30%
Expected long-term rate of return on plan assets	6.0%	6.5%	7.0%
In developing the expected long-term rate of return on plan assets of 6.0%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2017, the mortality projection assumption has been updated to use the generational MP-2017 improvement scale. Previously, mortality was projected generationally using the MP-2016 improvements scale. The base mortality assumption remains at the RP-2014 white-collar mortality table for males and females adjusted back to 2006 using the MP-2014 improvement scale.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2017, we reflected the actual IRS table for 2018 with assumed annual updates for years 2019 and later on the base table (RP-2014 backed off to 2006) with the assumed projection scale of MP-2017.
The following table discloses assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2017 and 2016. As described above, AXA Equitable refined its calculation of the discount rate for the year ended December 31, 2015 valuation of its defined benefits plans to use the discrete single equivalent discount rate for each plan as compared to its previous use of an aggregate, weighted average practical expedient.

	December 31,
	2017	2016
Discount rates:
Other AXA Equitable defined benefit plans	3.17%	3.48%
AB Qualified Retirement Plan	4.55%	4.75%
Periodic cost	3.48%	3.7%
Expected long-term rates of return on pension plan assets (periodic cost)	6.0%	6.5%
The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.

Future Benefits
The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2018, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2017 and include benefits attributable to estimated future employee service.

Pension Benefits
(in millions)
2018	$7
2019	7
2020	5
2021	6
2022	8
Years 2023-2027	40
AXA Financial Assumptions
In addition to the Assumption Transaction, since December 31, 1999, AXA Financial has legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable. AXA Equitable reimburses AXA Financial, Inc. for costs associated with all of these plans, as described in Note 12.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of AXA Financial and its subsidiaries, including the Company. AB also sponsors its own unit option plans for certain of its employees.
Compensation costs for 2017, 2016 and 2015 for share-based payment arrangements as further described herein are as follows:

	2017	2016	2015
	(in millions)
Performance Shares	$18	$17	$18
Stock Options (Other than AB stock options)	1	1	1
AXA Shareplan	9	14	16
Restricted Awards	185	154	174
Other Compensation plans(1)	2	1	2
Total Compensation Expenses	$215	$187	$211

(1)	Other compensation plans include Stock Appreciation Rights, Restricted Stock and AXA Miles.
U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance shares under the AXA International Performance Shares Plan (the “Performance Share Plan”). Prior to 2013, they were granted performance units under AXA's Performance Unit Plan.
Non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) are granted restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually under The Equity Plan for Directors. They also were granted ADR stock options in years prior to 2014.
Performance Units and Performance Shares

2017 Grant. On June 21, 2017, under the terms of the Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to employees of the Company.  For employees in our retirement and protection businesses, the extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the retirement and protection businesses are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2017, the expense associated with the June 21, 2017 grant of performance shares was approximately $9 million.

Settlement of 2014 Grant in 2017. On March 24, 2017, share distributions totaling of approximately $21 million were made to active and former AXA Equitable employees in settlement of 2.3 million performance shares earned under the terms of the AXA Performance Share Plan 2014.
2016 Grant. On June 6, 2016, under the terms of the Performance Share Plan, AXA awarded approximately 1.9 million unearned performance shares to employees of AXA Equitable. For employees in our retirement and protection businesses, the extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the retirement and protection businesses are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2017 and 2016, the expense associated with the June 6, 2016 grant of performance shares was approximately $4 million and $10 million, respectively.
Settlement of 2013 Grant in 2016. On March 22, 2016, cash distributions of approximately $55 million were made to active and former AXA Equitable employees in settlement of 2.3 million performance units earned under the terms of the 2013 Performance Share Plan.

2015 Grant. On June 19, 2015, under the terms of the Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to employees of AXA Equitable. For employees in our retirement and protection businesses, the extent to which 2016-2018 cumulative performance targets measuring the performance of AXA and the retirement and protection businesses are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2017, 2016 and 2015, the expense associated with the June 19, 2015 grant of performance shares was $3 million, $4 million and $8 million, respectively.
Settlement of 2012 Grant in 2015. On April 2, 2015, cash distributions of approximately $53 million were made to active and former AXA Equitable employees in settlement of approximately 2.3 million performance units earned under the terms of the AXA Performance Unit Plan 2012.
The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards as they are settled in cash. The fair value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2017 and 2016 was $45 million and $31 million, respectively. Approximately 2 million outstanding performance shares are at risk to achievement of 2017 performance criteria, primarily representing all of the performance shares granted June 19, 2015 and the second tranche of performance shares granted March 24, 2014, for which cumulative average 2016-2018 and 2015-2017 performance targets will determine the number of performance units and shares earned under those awards, respectively.
Stock Options

2017 Grant. On June 21, 2017, 0.5 million options to purchase AXA ordinary shares were granted to employees of the Company under the terms of the Stock Option Plan at an exercise price of €23.92. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 21, 2017, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 21, 2017 have a ten-year term. The weighted average grant date fair value per option award was estimated at €1.78 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 25.05%, a weighted average expected term of 8.8 years, an expected dividend yield of 6.53% and a risk-free interest rate of 0.59%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2017, the Company recognized expenses associated with the June 21, 2017 grant of options of approximately $0.5 million.
2016 Grant. On June 6, 2016, 0.6 million options to purchase AXA ordinary shares were granted to employees of the Company under the terms of the Stock Option Plan at an exercise price of €21.52. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 6, 2016, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 6, 2016 have a ten-year term. The weighted average grant date fair value per option award was estimated at €1.85 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 26.6%, a weighted average expected term of 8.1 years, an expected dividend yield of 6.49% and a risk-free interest rate of 0.33%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2017 and 2016, the Company recognized expenses associated with the June 6, 2015 grant of options of approximately $0.1 million and $0.6 million, respectively.
2015 Grant. On June 19, 2015, 0.4 million options to purchase AXA ordinary shares were granted to employees of the Company under the terms of the Stock Option Plan at an exercise price of €22.90. All of those options have a five-year graded vesting schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total options awarded on June 19, 2015, 0.2 million are further subject to conditional vesting terms that require the

AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on June 19, 2015 have a ten-year term. The weighted average grant date fair value per option award was estimated at €1.58 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 23.68%, a weighted average expected term of 8.2 years, an expected dividend yield of 6.29% and a risk-free interest rate of 0.92%. The total fair value of these options (net of expected forfeitures) of approximately $1 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2017, 2016 and 2015, the Company recognized expenses associated with the June 19, 2015 grant of options of approximately $0.1 million, $0.1 million and $0.3 million, respectively.
Shares Authorized
There is no limitation in the Stock Option Plan or the Equity Plan for Directors on the number of shares that may be issued pursuant to option or other grants.

A summary of the activity in the AXA and the Company's option plans during 2017 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs(2)		AB Holding Units
	Number Outstanding (In 000’s)	Weighted Average Exercise Price		Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2017	9,536	€21.02		45	$24.90	5,085	$49.45
Options granted	488	€23.92		—	$—	—	$—
Options exercised	(1,996)	€18.02		(2)	$21.35	(1,180)	$17.04
Options forfeited, net	—	€—		—	$—	—	$—
Options expired	(2,626)	33.77		(8)	42.62	(823)	$84.96
Options Outstanding at December 31, 2017	5,402	€17.36		35	$20.98	3,082	$52.37
Aggregate Intrinsic Value of Options Outstanding(1)		€39,861	(2)		$303		—
Weighted Average Remaining Contractual Term (in years)	4.2			1.2		1.2
Options Exercisable at December 31, 2017	3,406	€14.68		35	$42.62	3,018	$52.97
Aggregate Intrinsic Value of Options Exercisable & Expected to Vest(1)		€34,275			$303		—
Weighted Average Remaining Contractual Term (in years)	2.8			1.2		1.1

(1)
Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2017 of the respective underlying shares over the strike prices of the option awards.

(2)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

No stock options were exercised in 2017 and 2016. The intrinsic value related to exercises of stock options during 2015 was approximately $0.2 million, resulting in amounts currently deductible for tax purposes of approximately $0.1 million for the period then ended. In 2015, windfall tax benefits of approximately $0.1 million resulted from exercises of stock option awards.
At December 31, 2017, AXA Financial held 22,974 AXA ordinary shares in treasury at a weighted average cost of $23.14 per share, which were designated to fund future exercises of outstanding stock options.
For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2017, 2016 and 2015, respectively.

	AXA Ordinary Shares			AB Holding Units(1)
	2017	2016	2015	2017	2016	2015
Dividend yield	6.53%	6.49%	6.29%	N/A	7.10%	7.10%
Expected volatility	25.05%	26.60%	23.68%	N/A	31.00%	32.10%
Risk-free interest rates	0.59%	0.33%	0.92%	N/A	1.30%	1.50%
Expected life in years	8.83	8.1	8.2	N/A	6.0	6.0
Weighted average fair value per option at grant date	$2.01	$2.06	$1.73	N/A	$2.75	$4.13

(1)	There were no options to buy AB Holding Units awarded during 2017. As such, the input assumptions for 2017 are not applicable.
As of December 31, 2017, approximately $1 million of unrecognized compensation cost related to unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 2.8 years.
AXA Options Valuation. The fair value of AXA stock options is calculated using the Black-Scholes option pricing model. The expected AXA dividend yield is based on market consensus. AXA share price volatility is estimated on the basis of implied volatility, which is checked against an analysis of historical volatility to ensure consistency. The risk-free interest rate is based on the Euro Swap Rate curve for the appropriate term. The effect of expected early exercise is taken into account through the use of an expected life assumption based on historical data.
AB Holding Unit Options Valuation. The fair value of units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”) options is calculated using the Black-Scholes option pricing model. The expected cash distribution yield is based on the average of our distribution yield over the past four quarters. The volatility factor represents historical AB Holding Units price volatility over the same period as the expected term. The risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term. The expected term was calculated using the simplified method, due to the lack of sufficient historical data.
Restricted Awards
Under The Equity Plan for Directors, AXA Financial grants non-officer directors of AXA Financial and certain subsidiaries (including AXA Equitable) restricted AXA ordinary shares. Likewise, AB awards restricted AB Holding units to independent members of its General Partner. three
The Company has also granted restricted AXA ordinary share units (“RSUs”) to certain executives. The RSUs are phantom AXA ordinary shares that, once vested, entitle the recipient to a cash payment based on the average closing price of the AXA ordinary share over the twenty trading days immediately preceding the vesting date.
For 2017, 2016 and 2015, respectively, the Company recognized compensation costs of $185 million, $154 million and $174 million for outstanding restricted stock and RSUs. The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes are made until settlement and only for RSUs. At December 31, 2017, approximately 19.1 million restricted AXA ordinary shares and AB Holding unit awards remain unvested. At December 31, 2017, approximately $57 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.0 years.
The following table summarizes restricted AXA ordinary share activity for 2017. In addition, approximately 11,069 RSUs were granted during 2017 with graded vesting over a weighted average service period of 2.06 years. 4

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	36,306	$24.46
Granted	12,929	$27.49
Vested	11,819	$24.30
Unvested as of December 31, 2017	37,416	$24.04
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
AXA Shareplan

In 2017, eligible employees of participating AXA Financial subsidiaries (including AXA Equitable) were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2017. Eligible employees could have reserved a share purchase during the reservation period from August 28, 2017 through September 8, 2017 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 13, 2017 through October 17, 2017. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 11, 2017 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of €20.19 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at an 8.98% formula discounted price of €22.96 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2017, which is July 1, 2022. All subscriptions became binding and irrevocable on October 17, 2017.
The Company recognized compensation expense of $9 million, $14 million and $16 million in 2017, 2016 and 2015 in connection with each respective year’s offering of AXA stock under the AXA Shareplan, representing the aggregate discount provided to AXA Equitable participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. AXA Equitable participants in AXA Shareplan 2017, 2016 and 2015 primarily invested under Investment Option B for the purchase of approximately $4 million, $6 million and $5 million AXA ordinary shares, respectively.
AXA Miles Program 2012
On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011. This vesting condition has been satisfied. On March 16, 2016, AXA ordinary share distributions totaling approximately $4 million were made to active and former employees of the Company in settlement of approximately 0.2 million AXA Miles earned under the terms of the AXA Miles Program 2012.
AB Long-term Incentive Compensation Plans
AB maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives. The AB Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made, however, ACMC, LLC (“ACMC”), an indirect, wholly-owned subsidiary of the Company, is obligated to make capital contributions to AB in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives. Prior to changes implemented by AB in fourth quarter 2011, as further described below, compensation expense for the remaining active plans was recognized on a straight-line basis over the applicable vesting period. Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in AB Holding Units or certain investment products (primarily mutual funds) sponsored by AB. Beginning in 2009, annual awards granted under the Amended and Restated AB Incentive Compensation Award Program were in the form of restricted AB Holding Units.
AB engages in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program, for purchases of AB Holding Units from employees and other corporate purposes. During 2017 and 2016, AB purchased 9 million and 11 million Holding units for $220 million and $237 million respectively. These amounts reflect open-market purchases of 5 million and 8 million AB Holding units for $117 million and $176 million, respectively, with the remainder relating to purchases of AB Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by AB Holding units purchased by employees as part of a distribution reinvestment election.
During 2017, AB granted to employees and eligible directors 8.3 million restricted AB Holding unit awards (including 6.1 million granted in December for 2017 year-end awards).
During 2016, AB granted to employees and eligible directors 7.0 million restricted AB Holding awards (including 6.1 million granted in December 2016 for year-end awards). The cost of awards made in the form of restricted AB Holding Units was measured, recognized, and disclosed as a share-based compensation program.
During 2017 and 2016, AB Holding issued 1.2 million and 0.4 million AB Holding units, respectively, upon exercise of options to buy AB Holding units. AB Holding used the proceeds of $20 million and $6 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Holding Units.
Effective as of September 30, 2017, AB established the AB 2017 Long Term Incentive Plan (“2017 Plan”), which was adopted at a special meeting of AB Holding Unitholders held on September 29, 2017. The following forms of awards may be granted to employees and Eligible Directors under the 2017 Plan: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The purpose of the 2017 Plan is to promote the interest of AB by: (i) attracting and retaining talented officers, employees and directors, (ii) motivating such officers, employees and directors by means of performance-related incentives to achieve longer-range business and operational goals, (iii) enabling such officers, employees and directors to participate in the long-term growth and financial success of AB, and (iv) aligning the interests of such officers, employees and directors with those of AB Holding Unitholders. The 2017 Plan will expire on September 30, 2027, and no awards under the 2017 Plan will be made after that date. Under the 2017 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued AB Holding units.
As of December 31, 2017, no options to buy AB Holding units had been granted and 6.1 million AB Holding units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 53.9 million AB Holding units were available for grant as of December 31, 2017.
The AllianceBernstein 2010 Long Term Incentive Plan, as amended, was canceled on September 30, 2017. The awards and terms under the 2010 Long Term Incentive Plan were substantially similar to the 2017 Plan.

14)	INCOME TAXES
Income (loss) from continuing operations before income taxes included income from domestic operations of $2,115 million, $505 million and $924 million for the years ended December 31, 2017, 2016 and 2015, and income (losses) from foreign operations of $140 million, $117 million and $114 million for the years ended December 31, 2017, 2016 and 2015. Approximately $29 million, $31 million, and $28 million of the company's income tax expense is attributed to foreign jurisdictions for the years ended December 31, 2017, 2016 and 2015.
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	2017	2016	2015
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(6)	$(274)	$(19)
Deferred (expense) benefit	1,145	358	41
Total	$1,139	$84	$22
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the income before income taxes and noncontrolling interest by the expected Federal income tax rate of 35.0%. The sources of the difference and their tax effects are as follows:

	2017	2016	2015
	(in millions)
Expected income tax (expense) benefit	$(789)	$(218)	$(363)
Noncontrolling interest	175	162	118
Non-taxable investment income (loss)	250	175	189
Tax audit interest	(6)	(22)	1
State income taxes	(3)	(8)	1
Tax settlements/Uncertain Tax Position Release	221	—	77
Change in Tax Law	1,308	—	—
Other	(17)	(5)	(1)
Income tax (expense) benefit	$1,139	$84	$22

During the second quarter of 2017, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2008 and 2009 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $221 million.

In second quarter 2015, the Company recognized a tax benefit of $77 million related to settlement with the IRS on the appeal of proposed adjustments to the Company’s 2004 and 2005 Federal corporate income tax returns.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available to complete its accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company determined reasonable estimates for certain effects of the Tax Reform Act and recorded those estimates as provisional amounts in the 2017 financial statements due to the need for further analysis, collection and preparation of the relevant data necessary to complete the accounting. These amounts are subject to change as the information necessary to complete the calculations is obtained and as tax authorities issue further guidance.

The following provisional amounts related to the impact of the Tax Reform Act are included in the Company’s financial statements:

•
An income tax benefit of $1,331 million from the reduction of deferred tax liabilities due to lower corporate tax rates. The Company will recognize changes to this estimate as the calculation of cumulative temporary differences is refined.

•
An income tax expense of $23 million to account for the deemed repatriation of foreign earnings. The determination of this tax requires further analysis regarding the amount and composition of historical foreign earnings.

The components of the net deferred income taxes are as follows:

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$47	$—	$88	$—
Net operating loss	—	—	—	—
Reserves and reinsurance	—	83	—	534
DAC	—	821	—	1,463
Unrealized investment gains (losses)	—	298	—	23
Investments	—	997	—	1,062
Alternative minimum tax credits	387	—	394	—
Other	67	—	5	—
Total	$501	$2,199	$487	$3,082
As of December 31, 2017, the Company had $387 million of AMT credits which do not expire. While the Tax Reform Act repealed the corporate AMT and allows for the refund of a portion of accumulated minimum tax credits, the refundable credits may be subject to a sequestration fee. Included in the deferred tax revaluation is a $20 million charge related to the sequestration of refundable AMT credits.
In accordance with the recently enacted Tax Reform Act, the Company provided a $23 million provisional charge on the deemed repatriation of earnings associated with non-U.S. corporate subsidiaries. Therefore, the Company is no longer asserting permanent reinvestment of earnings overseas. Per SAB 118, the Company continues to evaluate the remaining income tax effects on the reversal of the indefinite reinvestment assertion as a result of the Tax Reform Act.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2017	2016	2015
	(in millions)
Balance at January 1,	$457	$418	$475
Additions for tax positions of prior years	28	39	44
Reductions for tax positions of prior years	(245)	—	(101)
Additions for tax positions of current year	—	—	—
Settlements with Tax Authorities	(33)	—	—
Balance at December 31,	$207	$457	$418
Unrecognized tax benefits that, if recognized, would impact the effective rate	172	329	293
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2017 and 2016 were $23 million and $67 million, respectively. For 2017, 2016 and 2015, respectively, there were $(44) million, $15 million and $(25) million in interest expense related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2017, tax years 2010 and subsequent remain subject to examination by the IRS.

15)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances for the past three years follow:

	December 31,
	2017	2016	2015
	(in millions)
Unrealized gains (losses) on investments	$617	$54	$248
Foreign currency translation adjustments	(36)	(77)	(59)
Defined benefit pension plans	(51)	(46)	(43)
Total accumulated other comprehensive income (loss)	530	(69)	146
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	68	86	69
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$598	$17	$215

The components of OCI for the past three years, net of tax, follow:

	2017	2016	2015
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$41	$(18)	$(25)
(Gains) losses reclassified into net income (loss) during the period	—	—	—
Foreign currency translation adjustment	41	(18)	(25)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	741	(160)	(1,020)
(Gains) losses reclassified into net income (loss) during the year(1)	8	2	12
Net unrealized gains (losses) on investments	749	(158)	(1,008)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(186)	(36)	176
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(244) million, $(97) million, and $(454) million)	563	(194)	(832)
Change in defined benefit plans:
Net gain (loss) arising during the year	—	—	—
Prior service cost arising during the year	—	—	—
Less: reclassification adjustments to net income (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	(5)	(3)	(4)
Amortization of net prior service credit included in net periodic cost	—	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(2), $(2) and $(2))	(5)	(3)	(4)
Total other comprehensive income (loss), net of income taxes	599	(215)	(861)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(18)	17	15
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$581	$(198)	$(846)

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(5) million, $(1) million and $(6) million for 2017, 2016 and 2015, respectively.

(2)
These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 12). Reclassification amounts presented net of income tax expense (benefit) of $2 million, $2 million and $2 million for 2017, 2016 and 2015, respectively.

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
Litigation

Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.

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

The outcome of a litigation or regulatory matter is difficult to predict and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

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

In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the appellate court reversed the trial court’s decision and remanded the case back to Connecticut state court. We are vigorously defending these matters.

In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life ("UL") policies subject to AXA Equitable’s COI increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. The current complaint alleges a claim for breach of contract and a claim that AXA Equitable made misrepresentations in violation of Section 4226 of the New York Insurance Law (“Section 4226”). Plaintiff seeks (a) with respect to its breach of contract claim, compensatory damages, costs, and, pre- and post-judgment interest, and (b) with respect to its claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiff and the putative class. AXA Equitable’s response to the complaint was filed in February 2017. Additionally, a separate putative class action and seven individual actions challenging the COI increase have been filed against AXA Equitable in Federal or State courts. Within that group, all of the outstanding Federal actions (the second putative class action and three individual actions) have been transferred to the Federal court where the Brach Family Foundation, Inc. litigation is pending. In October 2017, the Brach court entered an order consolidating the Brach class action and the other putative class action for all purposes and has also ordered that the three individual actions be consolidated with the Brach litigation for the purposes of coordinating pre-trial activities. We are in various stages of motion practice in each of these matters and are vigorously defending them.

Leases
The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2018 and the four successive years are $214 million, $207 million, $177 million, $169 million, $156 million and $334 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2018 and the four successive years is $56 million, $58 million, $41 million, $40 million, $37 million and $60 million thereafter.

Rent expense, which is amortized on a straight-line basis over the life of the lease, was $142.9 million, $140.2 million, $137.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015, net of sublease income of $16.4 million, $15.8 million, $5.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Obligations under Funding Agreements

Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral, AXA Equitable has purchased FHLBNY stock of $144 million and pledged collateral with a carrying value of $4,510 million, as of December 31, 2017.  AXA Equitable issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable issues long term funding agreements to the FHLBNY and uses the funds for spread lending purposes. Funding agreements are reported in Policyholders' account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 3. The table below summarizes AXA Equitable's activity of funding agreements with the FHLBNY.

	Outstanding balance at end of year	Maturity of Outstanding balance	Issued during the Year	Repaid during the year
	(in millions)
December 31, 2017:
Short-term FHLBNY funding agreements	500	less than one month	6,000	6,000

Long-term FHLBNY funding agreements	1,244	less than 4 years	324
	377	Less than 5 years	303
	879	great than five years	135
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017(1)	3,000		6,762	6,000

December 31, 2016:
Short-term FHLBNY funding agreements	$500	less than one month	$6,000	$6,000

Long-term FHLBNY funding agreements	$58	less than 4 years	$58	$—
	$862	Less than 5 years	$862	$—
	$818	great than five years	$818	$—
Total long-term funding agreements	$1,738		$1,738	$—
Total FHLBNY funding agreements at December 31, 2016	$2,238		$7,738	$6,000

(1)
The $14 million difference between the funding agreements carrying value shown in fair value table for 2017 reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2017, 2016 and 2015, respectively, AXA Equitable recorded $29 million, $21 million and $3 million pre-tax charges related to severance and lease costs. The amounts recorded in 2015 included pre-tax charges of $25 million, respectively, related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2017	2016
	(in millions)
Severance
Balance, beginning of year	$22	$11
Additions	17	20
Cash payments	(14)	(9)
Other reductions	(2)	—
Balance, end of Year	$23	$22

	December 31,
	2017	2016
	(in millions)
Leases
Balance, beginning of year	$170	$190
Expense incurred	29	12
Deferred rent	10	5
Payments made	(48)	(42)
Interest accretion	4	5
Balance, end of year	$165	$170
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2017, these arrangements include commitments by the Company to provide equity financing of $715 million (including $193 million with affiliates and $22 million on consolidated VIEs) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2017. The Company had $636 million of commitments under existing mortgage loan agreements at December 31, 2017.
AB maintains a guarantee in connection with the AB Credit Facility. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $375 million for the three of SCB LLC’s four uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCB LLC, Sanford C. Bernstein Limited (“SCBL”) and AllianceBernstein Holdings (Cayman) Ltd. (“AB Cayman”). AB also maintains three additional guarantees with other commercial banks under which it guarantees approximately $410 million of obligations for SCBL. In the event that SCB LLC, SCBL or AB Cayman is unable to meet its obligations, AB will pay the obligations when due or on demand.

During 2010, as general partner of the AB U.S. Real Estate L.P. (the “Real Estate Fund”), AB committed to invest $25 million in the Real Estate Fund. As of December 31, 2017, AB had funded $22 million of this commitment. As general partner of the AB U.S. Real Estate II L.P. ("Real Estate Fund II"), AB committed to invest $28 million in Real Estate Fund II. As of December 31, 2017, AB funded $10 million of this commitment
During 2012, AB entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2017, AB had funded $6 million of this commitment.

AB has not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

17)	INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under New York Insurance law, a domestic life insurer may not, without prior approval of the NYDFS, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than approximately $1,242 million during 2018. Payment of dividends exceeding this amount requires the insurer to file a notice of its intent to declare such dividends with the NYDFS who then has 30 days to disapprove the distribution. For 2017, 2016 and 2015, respectively, AXA Equitable’s statutory net income (loss) totaled $894 million, $679 million and $2,038 million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $7,988 million and $5,278 million at December 31, 2017 and 2016, respectively. In 2017, AXA Equitable did not pay shareholder dividends and in 2016, AXA Equitable paid $1,050 million in shareholder dividends. In 2015, AXA Equitable paid $767 million in shareholder dividends and transferred approximately 10.0 million in Units of AB (fair value of $245 million) in the form of a dividend to AEFS.
At December 31, 2017, AXA Equitable, in accordance with various government and state regulations, had $61 million of securities on deposit with such government or state agencies.
In 2015, AXA Equitable repaid $200 million of third party surplus notes at maturity.
At December 31, 2017 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2017.
The Company cedes a portion of their statutory reserves to AXA RE Arizona, a captive reinsurer, as part of the Company’s capital management strategy. AXA RE Arizona prepares financial statements in a special purpose framework for statutory reporting.
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AB and AB Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (h) computer software development costs are capitalized under GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under GAAP, (j) the fair valuing of all acquired assets and liabilities including intangible assets are required for GAAP purchase accounting and (k) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under GAAP.

18)	BUSINESS SEGMENT INFORMATION

The Company has four reportable segments: Individual Retirement, Group Retirement, Investment Management and Research and Protection Solutions.
The Company changed its segment presentation in the fourth quarter 2017. The segment disclosures are based on the intention to provide the users of the financial statements with a view of the business from the Company’s perspective. As a result, the Company determined that it is more useful for a user of the financial statements to assess the historical performance on the basis which management currently evaluates the business. The reportable segments are based on the nature of the business activities, as they exist as of the initial filing date.
These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows:

•
The Individual Retirement segment offers a diverse suite of variable annuity products which are primarily sold to affluent and high net worth individuals saving for retirement or seeking retirement income.

•
The Group Retirement segment offers tax-deferred investment and retirement plans to be sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

•
The Investment Management and Research segment provides diversified investment management, research and related solutions globally to a broad range of clients through three main client channels- Institutional, Retail and Private Wealth Management-and distributes its institutional research products and solutions through Bernstein Research Services.

•
The Protection Solutions segment includes our life insurance and group employee benefits businesses. Our life insurance business offers a variety of variable universal life, universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of dental, vision, life, and short- and long-term disability and other insurance products to small and medium-size businesses across the United States.

Measurement

Operating earnings (loss) is the financial measure which primarily focuses on the Company’s segments’ results of operations as well as the underlying profitability of the Company’s core business. By excluding items that can be distortive and unpredictable such as investment gains (losses) and investment income (loss) from derivative instruments, the Company believes operating earnings (loss) by segment enhances the understanding of the Company’s underlying drivers of profitability and trends in the Company’s segments. Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to AXA Equitable for the following items:

•
Adjustments related to GMxB features include changes in the fair value of the derivatives we use to hedge our GMxB features within our variable annuity products, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives of our GMxB riders reflected within variable annuity products net derivative result;

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances;

•
Derivative (gains) losses from certain derivative instruments, which includes net derivative (gains) losses, excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts, replicate credit exposure of fixed maturity securities, replicate a dollar-denominated fixed-coupon cash bonds, Separate Account fee hedges, and freestanding and embedded derivatives associated with products with GMxB features;

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension and other postretirement benefit obligations;

•	Other adjustments including restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities and write-downs of goodwill; and

•	Income tax expense (benefit) related to above adjustments and non-recurring tax items.
All of the Company’s premiums, UL and investment-type product policy fees and other revenues originated in the United States. Income (loss) from operations, before income taxes included $139 million, $109 million and $111 million generated outside of the United States in 2017, 2016 and 2015, respectively, primarily attributable to our Investment Management and Research Segment.
Revenues derived from any customer did not exceed 10% of revenues for the years ended December 31, 2017, 2016 and 2015.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to AXA Equitable for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income (loss) attributable to AXA Equitable	$2,860	$210	$662
Adjustments related to:
GMxB features	282	1,511	818
Investment (gains) losses	125	(16)	20
Investment income (loss) from certain derivative instruments	18	6	(104)
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	132	135	137
Other adjustments	49	15	(11)
Income tax expense (benefit) related to above adjustments	(183)	(566)	(279)
Non-recurring tax items	(1,538)	22	(78)
Non-GAAP Operating Earnings	$1,745	$1,317	$1,165
Operating earnings (loss) by segment:
Individual Retirement	$1,230	$1,026	$911
Group Retirement	287	173	166
Investment Management and Research	139	108	136
Protection Solutions	210	105	108
Corporate and Other(1)	(121)	(95)	(156)

(1)	Includes interest expense of $23 million, $13 million and $19 million, in 2017, 2016 and 2015, respectively.
Segment revenues is a measure of the Company's revenue by segment as adjusted to exclude certain items. The following table reconciles segment revenues to Total revenues by excluding the following items:

•
Adjustment related to our GMxB business which includes: changes in the fair value of the derivatives we use to hedge our GMxB riders within our variable annuities, and changes in the fair value of the embedded derivatives of our GMxB riders reflected within variable annuity net derivative result;

•	Investment gains (losses), which include other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances; and

•
Investment income (loss) from certain derivative instruments, which includes net derivative gains (losses), excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts, separate account fee hedges, and freestanding and embedded derivatives associated with products with GMxB features.

The table below presents Segment revenues for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Segment revenues:
Individual Retirement(1)	$3,788	$3,239	$2,548
Group Retirement(1)	972	822	806
Investment Management and Research(2)	3,214	2,931	3,015
Protection Solutions(1)	2,417	2,544	2,451
Corporate and Other(1)	907	935	913
Adjustments related to:
GMxB features	381	(1,500)	(818)
Investment gains (losses)	(125)	16	(20)
Investment income (loss) from certain derivative instruments	(18)	(6)	104
Other adjustments to segment revenues	197	157	(38)
Total revenues	$11,733	$9,138	$8,961

(1)	Includes investment expenses charged by AB of approximately $52 million, $50 million, and $45 million for 2017, 2016 and 2015, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $81 million, $77 million, and $73 million for 2017, 2016 and 2015, respectively, are included in segment revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in millions)
Total assets by segment:
Individual Retirement	$120,612	$106,249
Group Retirement	40,472	33,300
Investment Management and Research	10,079	9,533
Protection Solutions	34,328	32,310
Corporate and Other	20,494	23,164
Total assets	$225,985	$204,556

19)	QUARTERLY INTERIM FINANCIAL INFORMATION (UNAUDITED)

Management identified errors in its previously issued financial statements. These errors primarily relate to errors in the calculation of policyholders’ benefit reserves for the Company’s life products and the calculation of DAC amortization for certain variable and interest sensitive life products. Based upon quantitative and qualitative factors, management determined that the impact of the errors was not material to the consolidated financial statements as of and for the three months ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016, and March 31, 2016. In order to improve the consistency and comparability of the financial statements, management voluntarily revised the consolidated statements of income (loss) for the quarters ended 2017 and 2016. The impacts of the revisions and change in accounting principle to the quarterly results of operations for 2017 and 2016 are summarized in the tables below.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2017
Total Revenues	$2,314	$4,548	$2,429	$2,442
Total benefits and other deductions	$2,489	$2,514	$2,409	$2,066
Net income (loss)	$(54)	$1,615	$121	$1,712
2016
Total Revenues	$3,901	$3,297	$2,153	$(213)
Total benefits and other deductions	$2,441	$2,424	$2,013	$1,638
Net income (loss)	$1,075	$600	$175	$(1,144)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended September 30, 2017
Total Revenues	$2,520	$(91)	$2,429	$—	$2,429
Total benefits and other deductions	$2,581	$(172)	$2,409	$—	$2,409
Net income (loss)	$66	$55	$121	$—	$121

Three Months Ended June 30, 2017
Total Revenues	$4,488	$(138)	$4,350	$198	$4,548
Total benefits and other deductions	$2,691	$(45)	$2,646	$(132)	$2,514
Net income (loss)	$1,459	$(59)	$1,400	$215	$1,615

Three Months Ended March 31, 2017
Total Revenues	$1,989	$(67)	$1,922	$392	$2,314
Total benefits and other deductions	$2,562	$(143)	$2,419	$70	$2,489
Net income (loss)	$(313)	$50	$(263)	$209	$(54)

Three Months Ended December 31, 2016
Total Revenues	$(1,942)	$75	$(1,867)	$1,654	$(213)
Total benefits and other deductions	$1,627	$73	$1,700	$(62)	$1,638
Net income (loss)	$(2,259)	$—	$(2,259)	$1,115	$(1,144)

Three Months Ended September 30, 2016
Total Revenues	$2,006	$(8)	$1,998	$155	$2,153
Total benefits and other deductions	$2,036	$(22)	$2,014	$(1)	$2,013
Net income (loss)	$22	$51	$73	$102	$175

Three Months Ended June 30, 2016
Total Revenues	$4,157	$12	$4,169	$(872)	$3,297
Total benefits and other deductions	$2,581	$(5)	$2,576	$(152)	$2,424
Net income (loss)	$1,061	$7	$1,068	$(468)	$600

Three Months Ended March 31, 2016
Total Revenues	$4,927	$110	$5,037	$(1,136)	$3,901
Total benefits and other deductions	$2,473	$67	$2,540	$(99)	$2,441
Net income (loss)	$1,720	$29	$1,749	$(674)	$1,075

The impact of these errors to the consolidated financial statements for the three and nine months ended September 30, 2017, the three and six months ended June 30, 2017 and the three months ended March 31, 2017 was not considered to be material, either individually or in the aggregate. In order to improve the consistency and comparability of the financial statements, management has voluntarily revised the consolidated statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flow for each of these periods.  The effects of the adjustments on the Company’s financial statements are summarized in the tables that follow.

The following tables present line items for September 30, 2017 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Q3 2017 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the revisions and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
As of September 30, 2017
Assets:
DAC	4,550	353	4,903
Amounts due from reinsurers	5,016	(12)	5,004
Guaranteed minimum income benefit reinsurance asset, at fair value	10,933	(33)	10,900
Other Assets	4,258	18	4,276
Total Assets	$219,069	$326	$219,395

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	29,423	29	29,452
Current and deferred taxes	3,148	117	3,265
Total Liabilities	202,669	146	202,815

Equity:
Retained Earnings	7,265	211	7,476
Accumulated other comprehensive income (loss)	362	(31)	331
AXA Equitable Equity	12,990	180	13,170
Equity	15,959	180	16,139
Total Liabilities and Equity	$219,069	$326	$219,395

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Three Months Ended September 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$914	$(7)	$907
Premiums	204	4	208
Net derivative gains (losses)	(318)	(88)	(406)
Total revenues	2,520	(91)	2,429
Benefits and other deductions:
Policyholders' benefits	995	(88)	907
Interest credited to policyholders' account balances	350	(105)	245
Amortization of deferred policy acquisition costs, net	(33)	21	(12)
Total benefits and other deductions	2,581	(172)	2,409

Income (loss) from operations, before income taxes	(61)	81	20
Income tax (expense) benefit	127	(26)	101

Net income (loss)	66	55	121

Net income (loss) attributable to AXA Equitable	$(56)	$55	$(1)

Statements of Comprehensive Income (Loss):

Net income (loss)	$66	$55	$121
Change in unrealized gains (losses), net of reclassification adjustment	(55)	(24)	(79)
Other comprehensive income	(52)	(24)	(76)
Comprehensive income (loss)	14	31	45
Comprehensive income (loss) attributable to AXA Equitable	$(140)	$31	$(109)

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Nine Months Ended September 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$2,626	$(21)	$2,605
Premiums	645	20	665
Net derivative gains (losses)	1,376	(384)	992
Total revenues	9,673	(385)	9,288
Benefits and other deductions:
Policyholders' benefits	3,308	(62)	3,246
Interest credited to policyholders' account balances	1,008	(279)	729
Amortization of deferred policy acquisition costs, net	15	(47)	(32)
Total benefits and other deductions	7,800	(388)	7,412

Income (loss) from operations, before income taxes	1,873	3	1,876
Income tax (expense) benefit	(196)	(1)	(197)
Net income (loss)	1,677	2	1,679
Net income (loss) attributable to AXA Equitable	$1,324	$2	$1,326

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,677	$2	$1,679
Change in unrealized gains (losses), net of reclassification adjustment	362	(47)	315
Other comprehensive income	380	(47)	333
Comprehensive income (loss)	2,057	(45)	2,012
Comprehensive income (loss) attributable to AXA Equitable	$1,685	$(45)	$1,640

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Nine Months Ended September 30, 2017
Statements of Equity:
Retained earnings, beginning of year	$5,941	$209	$6,150
Net income (loss)	1,324	2	1,326
Retained earnings, end of period	7,265	211	7,476
Accumulated other comprehensive income, beginning of year	1	16	17
Other comprehensive income (loss)	361	(47)	314
Accumulated other comprehensive income, end of period	362	(31)	331
Total AXA Equitable’s equity, end of period	12,990	180	13,170

Total Equity, End of Period	$15,959	$180	$16,139

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Nine Months Ended September 30, 2017
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,677	$2	$1,679
Policy charges and fee income	(2,626)	21	(2,605)
Interest credited to policyholders’ account balances	1,008	(279)	729
Net derivative (gains) loss	(1,376)	384	(992)
Changes in:
Deferred Policy Acquisition costs	15	(47)	(32)
Future policy benefits	1,289	(81)	1,208
Net cash provided by (used in) operating activities	$994	$—	$994

The following tables present line items for June 30, 2017 financial information that has been affected by the revisions and the change in accounting principle. This information has been corrected from the information previously presented in the Q2 2017 Form 10-Q. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, as revised after the revisions, the impacts of the change in accounting principle and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
As of June 30, 2017
Assets:
Other equity investments	$1,477	$(21)	$1,456	$—	$1,456
Other invested assets	2,622	32	2,654	—	2,654
Total investments	62,111	11	62,122	—	62,122
DAC	4,141	247	4,388	525	4,913
Amounts due from reinsurers	4,870	19	4,889	—	4,889
Guaranteed minimum income benefit reinsurance contract asset, at fair value	11,290	(30)	11,260	—	11,260
Total Assets	$214,941	$247	$215,188	$525	$215,713

Liabilities:
Policyholders' account balance	$41,531	$(15)	$41,516	$—	$41,516
Future policyholders' benefits and other policyholders' liabilities	26,799	79	26,878	2,801	29,679
Current and deferred taxes	4,000	65	4,065	(798)	3,267
Other liabilities	2,531	(9)	2,522	—	2,522
Total Liabilities	196,972	120	197,092	2,003	199,095

Equity:
Retained Earnings	8,779	150	8,929	(1,450)	7,479
Accumulated other comprehensive income (loss)	493	(34)	459	(28)	431
AXA Equitable Equity	14,635	116	14,751	(1,478)	13,273
Noncontrolling interest	2,973	11	2,984	—	2,984
Equity	17,608	127	17,735	(1,478)	16,257

Total Liabilities and Equity	$214,941	$247	$215,188	$525	$215,713

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended June 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$865	$50	$915	$(68)	$847
Premiums	216	9	225	—	225
Net derivative gains (losses)	1,693	(197)	1,496	266	1,762
Total revenues	4,488	(138)	4,350	198	4,548
Benefits and other deductions:
Policyholders' benefits	1,452	46	1,498	(134)	1,364
Amortization of deferred policy acquisition costs, net	(82)	31	(51)	2	(49)
Interest credited to policyholders’ account balances	321	(116)	205	—	205
Other operating costs and expenses	155	(6)	149	—	149
Total benefits and other deductions	2,691	(45)	2,646	(132)	2,514

Income (loss) from operations, before income taxes	1,797	(93)	1,704	330	2,034
Income tax (expense) benefit	(338)	34	(304)	(115)	(419)
Net income (loss)	1,459	(59)	1,400	215	1,615

Net income (loss) attributable to AXA Equitable	$1,346	$(59)	$1,287	$215	$1,502

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,459	$(59)	$1,400	$215	$1,615
Change in unrealized gains (losses), net of reclassification adjustment	314	(29)	285	8	293
Other comprehensive income	294	(29)	265	8	273
Comprehensive income (loss)	1,753	(88)	1,665	223	1,888
Comprehensive income (loss) attributable to AXA Equitable	$1,660	$(88)	$1,572	$223	$1,795

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Six Months Ended June 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$1,761	$72	$1,833	$(135)	$1,698
Premiums	441	16	457	—	457
Net derivative gains (losses)	969	(296)	673	725	1,398
Total revenues	6,477	(208)	6,269	590	6,859
Benefits and other deductions:
Policyholders' benefits	2,343	60	2,403	(65)	2,338
Interest credited to policyholders' account balances	658	(174)	484	—	484
Amortization of deferred policy acquisition costs, net	43	(66)	(23)	3	(20)
Other operating costs and expenses	539	(9)	530	—	530
Total benefits and other deductions	5,253	(189)	5,064	(62)	5,002

Income (loss) from operations, before income taxes	1,224	(19)	1,205	652	1,857
Income tax (expense) benefit	(78)	8	(70)	(228)	(298)
Net income (loss)	1,146	(11)	1,135	424	1,559

Net income (loss) attributable to AXA Equitable	$915	$(11)	$904	$424	$1,328

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,146	$(11)	$1,135	$424	$1,559
Change in unrealized gains (losses), net of reclassification adjustment	458	(48)	410	(24)	386
Other comprehensive income	473	(48)	425	(24)	401
Comprehensive income (loss)	1,619	(59)	1,560	400	1,960
Comprehensive income (loss) attributable to AXA Equitable	$1,401	$(59)	$1,342	$400	$1,742

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Six Months Ended June 30, 2017
Statements of Equity:
Retained earnings, beginning of year	$7,864	$161	$8,025	$(1,874)	$6,151
Net income (loss)	915	(11)	904	424	1,328
Retained earnings, end of period	8,779	150	8,929	(1,450)	7,479

Accumulated other comprehensive income, beginning of year	7	14	21	(4)	17
Other comprehensive income (loss)	486	(48)	438	(24)	414
Accumulated other comprehensive income, end of period	493	(34)	459	(28)	431

Total AXA Equitable’s equity, end of period	14,635	116	14,751	(1,478)	13,273

Noncontrolling interest, beginning of year	3,085	11	3,096	—	3,096
Noncontrolling interest, end of period	2,973	11	2,984	—	2,984

Total Equity, End of Period	$17,608	$127	$17,735	$(1,478)	$16,257

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Six Months Ended June 30, 2017
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,146	$(11)	$1,135	$424	$1,559
Policy charges and fee income	(1,761)	(72)	(1,833)	135	(1,698)
Interest credited to policyholders’ account balances	658	(174)	484	—	484
Net derivative (gains) loss	(969)	296	(673)	(725)	(1,398)
Changes in:
Future policy benefits	1,381	(13)	1,368	(65)	1,303
Reinsurance recoverable	(251)	57	(194)	—	(194)
Deferred policy acquisition costs	43	(66)	(23)	3	(20)
Current and deferred income taxes	(16)	(8)	(24)	228	204
Other	93	(9)	84	—	84
Net cash provided by (used in) operating activities	$(75)	$—	$(75)	$—	$(75)

The following tables present line items for March 31, 2017 financial information that has been affected by the revisions and the change in accounting principle. This information has been corrected from the information previously presented in the Q1 2017 Form 10-Q. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, as revised after the revisions, the impacts of the change in accounting principle and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
As of March 31, 2017
Assets:
Other equity investments	$1,463	$(23)	$1,440	$—	$1,440
Other invested assets	2,050	34	2,084	—	2,084
Total investments	60,406	11	60,417	—	60,417
DAC	4,068	367	4,435	526	4,961
Amounts due from reinsurers	4,639	8	4,647	—	4,647
Guaranteed minimum income benefit reinsurance asset, at fair value	9,795	3	9,798	—	9,798
Total Assets	$209,098	$389	$209,487	$526	$210,013

Liabilities:
Policyholders' account balance	$40,308	$(16)	$40,292	$—	$40,292
Future policyholders' benefits and other policyholders' liabilities	25,496	51	25,547	3,144	28,691
Current and deferred taxes	3,523	120	3,643	(917)	2,726
Other liabilities	2,496	(3)	2,493	—	2,493
Total Liabilities	192,712	152	192,864	2,227	195,091

Equity:
Retained Earnings	7,411	232	7,643	(1,665)	5,978
Accumulated other comprehensive income (loss)	179	(6)	173	(36)	137
AXA Equitable Equity	12,934	226	13,160	(1,701)	11,459
Noncontrolling interest	3,035	11	3,046	—	3,046
Equity	15,969	237	16,206	(1,701)	14,505

Total Liabilities and Equity	$209,098	$389	$209,487	$526	$210,013

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$896	$23	$919	$(67)	$852
Premiums	225	7	232	—	232
Net derivative gains (losses)	(724)	(97)	(821)	459	(362)
Total revenues	1,989	(67)	1,922	392	2,314
Benefits and other deductions:
Policyholders' benefits	891	15	906	69	975
Interest credited to policyholders' account balances	337	(58)	279	—	279
Amortization of deferred policy acquisition costs, net	125	(97)	28	1	29
Other operating costs and expenses	384	(3)	381	—	381
Total benefits and other deductions	2,562	(143)	2,419	70	2,489

Income (loss) from operations, before income taxes	(573)	76	(497)	322	(175)
Income tax (expense) benefit	260	(26)	234	(113)	121
Net income (loss)	(313)	50	(263)	209	(54)

Net income (loss) attributable to AXA Equitable	$(431)	$50	$(381)	$209	$(172)

Statements of Comprehensive Income (Loss):

Net income (loss)	$(313)	$50	$(263)	$209	$(54)
Change in unrealized gains (losses), net of reclassification adjustment	144	(20)	124	(32)	92
Other comprehensive income	179	(20)	159	(32)	127
Comprehensive income (loss)	(134)	30	(104)	177	73
Comprehensive income (loss) attributable to AXA Equitable	$(259)	$30	$(229)	$177	$(52)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Equity:
Retained earnings, beginning of year	$7,842	$182	$8,024	$(1,874)	$6,150
Net income (loss)	(431)	50	(381)	209	(172)
Retained earnings, end of period	7,411	232	7,643	(1,665)	5,978
Accumulated other comprehensive income, beginning of year	7	14	21	(4)	17
Other comprehensive income (loss)	172	(20)	152	(32)	120
Accumulated other comprehensive income, end of period	179	(6)	173	(36)	137

Total AXA Equitable’s equity, end of period	12,934	226	13,160	(1,701)	11,459

Noncontrolling interest, beginning of year	3,085	11	3,096	—	3,096
Noncontrolling interest, end of period	3,035	11	3,046	—	3,046

Total Equity, End of Period	$15,969	$237	$16,206	$(1,701)	$14,505

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Cash flows:
Net income (loss)	$(313)	$50	$(263)	$209	$(54)
Policy charges and fee income	(896)	(23)	(919)	67	(852)
Interest credited to policyholders’ account balances	337	(58)	279	—	279
Net derivative (gains) loss	724	97	821	(459)	362
Changes in:
Deferred policy acquisition costs	125	(97)	28	1	29
Future policy benefits	185	(13)	172	69	241
Reinsurance recoverable	(44)	21	(23)	—	(23)
Current and deferred income taxes	(327)	26	(301)	113	(188)
Other	180	(3)	177	—	177
Net cash provided by (used in) operating activities	$18	$—	$18	$—	$18

20) SUBSEQUENT EVENTS

Effective February 1, 2018, AXA Equitable entered into a reinsurance agreement to cede 90% of its single premium deferred annuities (SPDA) products issued between 1978-2001 and its Guaranteed Growth Annuity (GGA) single premium deferred annuity products issued between 2001- 2014. As a result of this agreement, AXA Equitable transferred assets with a market value equal to the coinsurance reserves of approximately $635 million.

In March 2018, AXA Equitable Life sold its interest in two real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in the elimination of $203 million of long-term debt on the Company's balance sheet for the first quarter of 2018.

The restatement of the Company’s 2016 financial statements may cause defaults under certain of AXA Equitable’s derivatives agreements.  AXA Equitable is seeking waivers for these defaults from the relevant counterparties as appropriate.  We do not consider this to have a material impact on our business, results of operations or financial condition.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2017

Type of Investment	Cost(1)	Fair Value	Carrying Value
	(in millions)
Fixed Maturities:
U.S. government, agencies and authorities	$12,644	$13,135	$13,135
State, municipalities and political subdivisions	414	481	481
Foreign governments	376	396	396
Public utilities	3,540	3,728	3,728
All other corporate bonds	17,083	17,784	17,784
Residential mortgage-backed	236	251	251
Asset-backed	89	92	92
Redeemable preferred stocks	449	491	491
Total fixed maturities	$34,831	$36,358	$36,358
Equity securities:
Mortgage loans on real estate	10,943	10,895	10,935
Real estate held for the production of income	390	390	390
Policy loans	3,315	4,210	3,315
Other equity investments	1,351	1,351	1,351
Trading securities	12,661	12,628	12,628
Other invested assets	3,121	3,121	3,121
Total Investments	$66,612	$68,953	$68,098

(1)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in income and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2017

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	All Other Operating Expense(2)
	(in millions)
Individual Retirement	$2,490	$18,909	$15,090	$1,982	$1,568	$2,243	$(296)	$1,030
Group Retirement	501	11,318	2	248	548	284	(66)	427
Investment Management and Research	—	—	—	—	118	—	—	2,517
Protection Solutions	1,496	9,846	3,468	1,581	703	1,064	639	502
Corporate and Other	60	3,732	10,474	427	536	911	(9)	232
Total	$4,547	$43,805	$29,034	$4,238	$3,473	$4,502	$268	$4,708

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2016 (AS RESTATED)

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	All Other Operating Expense(2)
	(in millions)
Individual Retirement	$2,340	$15,024	$14,090	$1,844	$(740)	$1,045	$(300)	$1,258
Group Retirement	320	10,998	(2)	217	456	273	(36)	396
Investment Management and Research	—	—	—	—	134	—	—	2,311
Protection Solutions	2,321	9,790	3,960	1,744	684	1,604	362	491
Corporate and Other	77	3,013	10,853	419	573	878	26	208
Total	$5,058	$38,825	$28,901	$4,224	$1,107	$3,800	$52	$4,664

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2015

Segment	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	All Other Operating Expense(2)

Individual Retirement	1,803	(849)	455	(319)	1,233
Group Retirement	220	436	261	(34)	393
Investment Management and Research	—	29	—	—	2,395
Protection Solutions	1,681	649	1,743	70	541
Corporate and Other	439	631	902	40	243
Total	$4,143	$896	$3,361	$(243)	$4,805

(1)	Net investment income (loss) is allocated to segments. Includes net derivative gains (losses).

(2)	Operating expenses are allocated to segments.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE(1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In millions)
2017
Life Insurance In-Force	$392,926	$41,330	$30,300	$381,896	7.9%
Premiums:
Life insurance and annuities	$826	$135	$186	$877	21.2%
Accident and health	54	36	9	27	33.3%
Total Premiums	$880	$171	$195	$904	21.6%
2016 (As Restated)
Life Insurance In-Force	$399,230	$78,760	$31,722	$352,192	9.0%
Premiums:
Life insurance and annuities	$790	$135	$197	$852	23.1%
Accident and health	60	41	9	28	32.1%
Total Premiums	$850	$176	$206	$880	23.4%
2015
Life Insurance In-Force	$406,240	$82,927	$31,427	$354,740	8.9%
Premiums:
Life insurance and annuities	$751	$128	$197	$820	24.0%
Accident and health	67	45	10	32	31.3%
Total Premiums	$818	$173	$207	$852	24.3%

(1)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
AXA EQUITABLE LIFE INSURANCE COMPANY
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Part II, Item 9A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 as a result of two material weaknesses in our internal control over financial reporting described below.

Management’s annual report on internal control over financial reporting

Management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting, no matter how well designed, have inherent limitations. Therefore, even effective internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company’s management, including the Company’s CEO and CFO, assessed the effectiveness of its internal control over financial reporting as of December 31, 2017 in relation to the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO due to the two material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our management has concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the Company’s consolidated financial statements.
These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015. Additionally, these material weaknesses could result in a misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.
Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

Remediation Steps to Address the Material Weaknesses

Since identifying the material weakness related to our actuarial models, we have been, and are currently in the process of, remediating by taking steps to validate all existing actuarial models and valuation systems as well as to improve controls and processes around our assumption and data process. These steps include verifying inputs and unique algorithms, ensuring alignment with documented accounting standards and verifying assumptions used in our models are consistent with documented assumptions and data is reliable. The remediation efforts are being performed by our internal model risk team (which is separate from our modeling and valuation teams), as supported by third party firms. We will continue to enhance controls to ensure our models, including assumptions and data, are revalidated on a fixed calendar schedule and that new model changes and product features are tested through our internal model risk team prior to adoption within our models and systems. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Since identifying the material weakness related to our journal entry process, we have been, and are currently in the process of, remediating by taking steps to strengthen the control function related to the financial closing process. These steps include recruiting additional personnel, retaining external expert resources, further automating entries where possible, enhancing the design of certain management review controls and providing training regarding internal control processes. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), for the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
None.

Part III, Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
The Board of Directors of AXA Equitable (the “Board”) consists of ten members, including our Chairman of the Board, President and Chief Executive Officer, two senior executives of AXA and seven independent members.
The Board holds regular quarterly meetings, generally in February, May, September and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Each of the directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2017.
The current members of the Board are as follows:
Mark Pearson
Mr. Pearson, age 59, has been a director of AXA Equitable since January 2011 and currently serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Pearson also serves as the President and Chief Executive Officer of Holdings and AXA Financial and is a member of the Executive Committee of AXA. From 2008 to 2011, he was the President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”). Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings and was appointed Regional Chief Executive of AXA Asia Life in 2001. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants and is a member of the Board of Directors of the American Council of Life Insurers. Mr. Pearson has been a director of Holdings, AXA Financial and MONY America since January 2011 and AllianceBernstein Corporation since February 2011.
Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to Holdings, AXA Financial, AXA Japan and other AXA affiliates.
Thomas Buberl
Mr. Buberl, age 44, has been a director of AXA Equitable since May 2016. Mr. Buberl has served as Chief Executive Officer of AXA since September 2016. From March 2016 to August 2016, Mr. Buberl served as Deputy Chief Executive Officer (Directeur Général Adjoint) of AXA. Prior thereto, Mr. Buberl served as Chief Executive Officer of AXA Konzern AG (May 2012 to March 2016), Chief Executive Officer for the global business line for the Health Business (March 2015 to March 2016) and Chief Executive Officer for the global business line for the Life and Savings Business (January 2016 to March 2016). From November 2008 to April 2012, Mr. Buberl served as Chief Executive Officer for Switzerland of Zurich Financial Services (“Zurich”). Prior to joining Zurich, Mr. Buberl held various management positions with Boston Consulting Group (February 2000 to October 2005) and Winterthur Group (November 2005 to October 2008). Mr. Buberl has been a director of Holdings since September 2016 and its Chairman since November 2017, a director of AXA Financial and MONY America since May 2016 and is also a director of various other subsidiaries and affiliates of AXA.
Mr. Buberl brings to the Board his extensive experience and key leadership skills developed through his service as an executive, including invaluable perspective as the Chief Executive Officer of AXA. The Board also benefits from his perspective as a member of AXA’s Management Committee.
Ramon de Oliveira
Mr. de Oliveira, age 63, has been a director of AXA Equitable since May 2011. Mr. de Oliveira has been a member of AXA’s Board of Directors since April 2010, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 to 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Fonds de Dotation du Louvre and JACCAR Holdings. Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial and MONY America since May 2011 and AllianceBernstein Corporation since May 2017.
Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.
Barbara Fallon-Walsh
Ms. Fallon-Walsh, age 65, has been a director of AXA Equitable since May 2012.  Ms. Fallon-Walsh was with The Vanguard Group, Inc. (“Vanguard”) from 1995 until her retirement in 2012, where she held several executive positions, including Head of Institutional Retirement Plan Services from 2006 through 2011. Ms. Fallon-Walsh started her career at Security Pacific Corporation in 1979 and held a number of senior and executive positions with the company, which merged with Bank of America in 1992. From 1992 until joining Vanguard in 1995, Ms. Fallon-Walsh served as Executive Vice President, Bay Area Region and Los Angeles Gold Coast Region for Bank of America. Ms. Fallon-Walsh formerly served as a member of the Boards of Directors of AXA Investment Managers S.A., AXA IM Inc. and AXA Rosenberg Group LLC. Ms. Fallon-Walsh is a director of AXA Financial and MONY America since May 2012 and AllianceBernstein Corporation since May 2017.
Ms. Fallon-Walsh brings to the Board extensive financial services and general management expertise through her executive positions at Vanguard, Bank of America and Security Pacific National Bank and through her perspective as a director of AllianceBernstein Corporation. The Board also benefits from her extensive knowledge of the retirement business.
Daniel G. Kaye
Mr. Kaye, age 63, has been a director of AXA Equitable since September 2015. From January 2013 to May 2014, Mr. Kaye served as Interim Chief Financial Officer and Treasurer of HealthEast Care System (“HealthEast”). Prior to joining HealthEast, Mr. Kaye spent 35 years with Ernst & Young LLP (“Ernst & Young”) from which he retired in 2012. Throughout his time at Ernst & Young, where he was an audit partner for 25 years, Mr. Kaye enjoyed a track record of increasing leadership and responsibilities, including serving as the New England Managing Partner and the Midwest Managing Partner of Assurance. Mr. Kaye was a member of the Board of Directors of Ferrellgas Partners L.P. (“Ferrellgas”) from August 2012 to November 2015 where he served on the Audit Committee and Corporate Governance and Nominating Committee (Chair). Mr. Kaye is a Certified Public Accountant and National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Kaye is also a director of AXA Financial and MONY America since September 2015, AllianceBernstein Corporation since May 2017 and AXA Insurance Company since April 2017. Mr. Kaye currently serves as the Chairman of the Audit Committee of AllianceBernstein Corporation.
Mr. Kaye brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters developed through his roles at Ernst & Young and HealthEast. The Board also benefits from his experience as a director of Ferrellgas, AllianceBernstein Corporation and AXA Insurance Company.
Kristi A. Matus
Ms. Matus, age 49, has been a director of AXA Equitable since September 2015. From July 2014 to May 2016, Ms. Matus served as Executive Vice President and Chief Financial & Administrative Officer of athenahealth, Inc. (“athenahealth”). Prior to joining athenahealth, Ms. Matus served as Executive Vice President and Head of Government Services of Aetna, Inc. (“Aetna”) from February 2012 to July 2013. Prior to Aetna, she held several senior leadership roles at United Services Automobile Association (“USAA”), including Executive Vice President and Chief Financial Officer from 2008 to 2012. She began her career at the Aid Association for Lutherans, where she held various financial and operational roles for over a decade. Ms. Matus is currently a member of the Board of Directors of Tru Optik Data Corp. (“Tru Optik”) and Jordan Health Services, Inc. (“Jordan Health”). Ms. Matus is also a director of AXA Financial and MONY America since September 2015.
Ms. Matus brings to the Board extensive management expertise, finance, corporate governance and key leadership skills developed through her roles at athenahealth, Aetna and USAA. The Board also benefits from her experience as a director of Tru Optik and Jordan Health.
Bertram L. Scott

Mr. Scott, age 66, has been a director of AXA Equitable since May 2012. Mr. Scott has served as Senior Vice President of population health of Novant Health, Inc. since February 2015. From November 2012 through December 2014, Mr. Scott served as President and Chief Executive Officer of Affinity Health Plans. From June 2010 to December 2011, Mr. Scott served as President, U.S. Commercial of CIGNA Corporation. Prior thereto, he served as Executive Vice President of TIAA-CREF from 2000 to June 2010 and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company from 2000 to 2007. Mr. Scott is currently a member of the Board of Directors of Becton, Dickinson and Company, where he serves on the Audit Committee (Chair) and Compensation and Benefits Committee, and Lowe’s Companies, Inc., where he serves on the Audit Committee and Governance Committee. Mr. Scott is also a director of AXA Financial and MONY America since May 2012.
Mr. Scott brings to the Board invaluable expertise as an audit committee financial expert, and strong strategic and operational expertise acquired through the variety of executive roles in which he has served during his career. The Board also benefits from his perspective as a director of Becton, Dickinson and Company and Lowe’s Companies, Inc.
George Stansfield
Mr. Stansfield, age 57, has been a director of AXA Equitable since May 2017. Since December 1, 2017, Mr. Stansfield has been Deputy Chief Executive Officer (Directeur Général Adjoint) of AXA. Since July 1, 2016, Mr. Stansfield has been Group General Secretary and a member of AXA’s Management Committee. Mr. Stansfield was previously Head of AXA’s Group Human Resources from 2010 to 2016 and was AXA’s Group General Counsel from 2004 to 2016. Prior to 2004, Mr. Stansfield was an attorney in the legal department of AXA Equitable for 11 years. Mr. Stansfield holds various directorships within AXA: Chairman of the Supervisory Board of AXA Liabilities Managers (France), GIE AXA (France) and Kamet (France), Chairman of the Management Committee of AXA Venture Partners (France) and director or Management Committee member of AXA ASIA (France) and AXA Life Insurance Co Ltd. (Japan). Mr. Stansfield is also AXA’s permanent representative to the board of AXA Millésimes Finance, Château Petit Village, Château Pichon Longueville, SCI de L’Arlot and Société Belle Hélène. Mr. Stansfield has also served as a director of Holdings since November 2017 and of AXA Financial and MONY America since May 2017.
Mr. Stansfield brings to the Board his extensive experience and knowledge and key leadership skills developed through his service as an executive, including his experience as Deputy Chief Executive Officer of AXA, Group General Secretary and his perspective as a member of AXA’s Management Committee.
Charles G.T. Stonehill
Mr. Stonehill, age 59, has been a director of AXA Equitable since November 2017. Mr. Stonehill is Founding Partner of Green & Blue Advisors LLC. He also serves as nonexecutive Vice Chairman of the Board of Directors of Julius Baer Group Ltd. Mr. Stonehill is a member of the Board of Directors of CommonBond, LLC, and of PlayMagnus A/S. During his financial services career, Mr. Stonehill served as the Managing Director of Lazard Frères & Co., LLC, and global head of Lazard Capital Markets from 2002 to 2004. He served as Head of Investment Banking for the Americas of Credit Suisse First Boston from 1997 to 2002 and as Head of European Equities and Equity Capital Markets at Morgan Stanley & Co., Inc., from 1984 to 1997. Mr. Stonehill began his career at JP Morgan in the oil and gas investment banking group, where he worked from 1978 to 1984. Mr. Stonehill is also a director of AXA Financial and MONY America since November 2017.
Mr. Stonehill brings to the Board his expertise and distinguished track record of success in the financial services industry and over 30 years’ experience in energy markets, investment banking and capital markets.
Richard C. Vaughan
Mr. Vaughan, age 68, has been a director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Finance and Risk Committee (Chair), Audit Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial and MONY America since May 2010.
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

EXECUTIVE OFFICERS

The current executive officers (other than Mr. Pearson, whose biography is included above in the Board of Directors information) are as follows:
Seth Bernstein, President and Chief Executive Officer of AllianceBernstein Corporation
Mr. Bernstein, age 55, has been the President and Chief Executive Officer of AllianceBernstein Corporation since May 2017. Mr. Bernstein is also a director of AllianceBernstein Corporation. From 2014 to 2017, Mr. Bernstein was Managing Director and Global Head of Managed Solutions and Strategy at JPMorgan Asset Management. In this role, he was responsible for the management of all discretionary assets within the Private Banking client segment. From 2012 to 2014, Mr. Bernstein was Managing Director and Global Head of Asset Management Solutions for JPMorgan Chase & Co. Among other roles, Mr. Bernstein was Managing Director and Global Head of Fixed Income & Currency from 2002 to 2012. Previously, Mr. Bernstein served as Chief Financial Officer at JPMorgan Chase’s investment management and private banking division. He is a member of the Board of Managers of Haverford College.
Dave S. Hattem, Senior Executive Director and General Counsel
Mr. Hattem, age 61, is responsible for the oversight of the Law Department, including the compliance, government relations and corporate secretary’s functions, helping AXA Equitable navigate the legal and regulatory environment to achieve its strategic goals. Mr. Hattem has served as Senior Executive Director and General Counsel of AXA Equitable since 2012. Prior to his election as General Counsel in 2010, he served as Senior Vice President and Deputy General Counsel of AXA Equitable from 2004 to 2010. Prior to joining AXA Equitable in 1994, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Mr. Hattem is Chairman of the Board of Directors of The Life Insurance Council of New York.
Jeffrey J. Hurd, Senior Executive Director and Chief Operating Officer
Mr. Hurd, age 51, is responsible for overseeing the human resources, information technology and transformation office functions. The transformation office encompasses operations, data and analytics, procurement and oversight of strategic task forces. Mr. Hurd has served as Senior Executive Director and Chief Operations Officer of AXA Equitable since January 2018. Prior to joining AXA Equitable, Mr. Hurd held various positions at American International Group, Inc. (“AIG”), where he most recently served as executive vice president and chief operating officer. Mr. Hurd joined AIG in 1998 and served in various leadership positions there, including AIG deputy general counsel, senior vice president and AIG chief administrative officer, head of asset management restructuring and executive vice president and chief human resources officer.
Anders Malmström, Senior Executive Director and Chief Financial Officer
Mr. Malmström, age 50, is responsible for all actuarial and investment functions, with oversight of the controller, tax, expense management and distribution finance areas. Mr. Malmström has served as Senior Executive Director and Chief Financial Officer of AXA Equitable since 2012. Prior to joining AXA Equitable, Mr. Malmström was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmström was a Senior Vice President at Swiss Life, where he was also a member of management. Mr. Malmström joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure. Mr. Malmström was appointed a director of AB in 2017.
Brian Winikoff, Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management
Mr. Winikoff, age 45, is responsible for our Individual Retirement, Group Retirement and Protection Solutions businesses along with AXA Advisors and AXA Equitable FMG. Mr. Winikoff has served as Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management at AXA Equitable since 2016. Prior to joining AXA Equitable, Mr. Winikoff served as President and Chief Executive Officer of Crump Life Insurance Services, Inc. (“Crump”) from 2008 to 2016. Prior thereto, Mr. Winikoff served in multiple roles at Crump from 2002 to 2008, including as Chief Financial Officer and Vice President, Investor Relations and Corporate Finance. Prior to joining Crump, Mr. Winikoff was Vice President of Finance for LoudCloud, Inc. and an investment banking analyst at Salomon Brothers.

CORPORATE GOVERNANCE
Committees of the Board
The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. Buberl, Ms. Fallon-Walsh and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of AXA Equitable between meetings of the Board with the exceptions set forth in AXA Equitable’s By-Laws. The Executive Committee held no meetings in 2017.
The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Ms. Fallon-Walsh, Mr. Kaye and Mr. Scott. The primary purposes of the Audit Committee are to: (i) assist the Board of Directors in its oversight of the (1) adequacy and effectiveness of the internal control and risk management frameworks, (2) financial reporting process and the integrity of the publicly reported results and disclosures made in the financial statements and (3) effectiveness and performance of the internal and external auditors and the independence of the external auditor; (ii) approve (1) the appointment, compensation and retention of the external auditor in connection with the annual audit and (2) the audit and non-audit services to be performed by the external auditor and (iii) resolve any disagreements between management and the external auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan, Kaye and Scott is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eleven times in 2017.
The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Matus (Chair), Ms. Fallon-Walsh and Mr. Scott. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held five meetings in 2017.
The Investment Committee of the Board (“Investment Committee”) is currently comprised of Ms. Fallon-Walsh (Chair), Mr. Buberl, Mr. de Oliveira, Mr. Kaye, Mr. Pearson and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of AXA Equitable by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2017.
Independence of Certain Directors
Although not subject to the independence standards of the New York Stock Exchange, as a best practice we have applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors. At the February 2018 meeting, applying these standards, the Board of Directors determined that each of Mr. de Oliveira, Ms. Fallon-Walsh, Mr. Kaye, Ms. Matus, Mr. Scott, Mr. Stonehill and Mr. Vaughan is independent.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.

Part III, Item 11.
EXECUTIVE COMPENSATION
NAMED EXECUTIVE OFFICERS

Our 2017 Named Executive Officers were:

•	Mark Pearson, President and Chief Executive Officer

•	Anders Malmström, Senior Executive Vice President and Chief Financial Officer

•	Brian Winikoff, Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management of AXA Equitable

•	Dave Hattem, Senior Executive Vice President and General Counsel

•	Seth Bernstein, Chief Executive Officer of AB

During 2017, all of the Named Executive Officers other than Mr. Bernstein (the “EQ Named Executive Officers”) participated in AXA Equitable’s executive compensation program while Mr. Bernstein participated in AB’s executive compensation program. This section provides an overview of the goals and principal components of those programs. The details of each Named Executive Officer’s compensation may be found in the Summary Compensation Table and other compensation tables included in this Item 11.

COMPENSATION DISCUSSION AND ANALYSIS - EQ NAMED EXECUTIVE OFFICERS

Compensation Program Overview
Goal
The overriding goal of AXA Equitable’s 2017 executive compensation program was to attract, retain and motivate top-performing executive officers dedicated to the long-term financial and operational success of AXA Equitable, AXA Financial and AXA Financial Group’s retirement and protection related businesses (“AXA Financial R&P Operations”) as well as AXA. Accordingly, as further described below, the program incorporated metrics to measure that success.
Philosophy and Strategy
To achieve its goal, AXA Equitable’s 2017 executive compensation program was structured to foster a pay-for-performance management culture by:

•
providing total compensation opportunities competitive with the levels of total compensation available at the large diversified financial services companies with which the AXA Financial Group most directly competes in the marketplace;

•
making performance-based variable compensation the principal component of executive pay to drive superior performance by basing a significant portion of the executive officers’ financial success on the financial and operational success of AXA Financial R&P Operations and AXA;

•
setting performance objectives and targets for variable compensation arrangements that provided individual executives with the opportunity to earn above-median compensation by achieving above-target results;

•
establishing equity-based arrangements that aligned the executives’ financial interests with those of AXA by ensuring the executives had a material financial stake in the rising equity value of AXA and the business success of its affiliates; and

•	structuring compensation packages and outcomes to foster internal equity.
Compensation Components
To support this pay-for-performance strategy, AXA Equitable’s 2017 Total Compensation Program provided a mix of fixed and variable compensation components that based the majority of each executive’s compensation on the success of AXA Financial R&P Operations and AXA as well as an assessment of each executive’s overall contribution to that success.
The fixed and variable components provided a mix of cash and non-cash compensation and short-term and long-term incentive compensation awards. The particular mix of cash and non-cash and short-term and long-term compensation was based on market practice determined in accordance with AXA Equitable’s benchmarking practices described below in “-Use of Competitive Compensation Data.”

Fixed Component
The fixed compensation component of AXA Equitable’s 2017 Total Compensation Program, base salary, fell within the market median of the large diversified financial services companies that are the AXA Financial Group’s major competitors and was meant to fairly and competitively compensate executives for their positions and the scope of their responsibilities.
Variable Components
The variable compensation components of AXA Equitable’s 2017 Total Compensation Program, the short-term incentive compensation program and equity-based awards, gave executives the opportunity to receive compensation at the median of the market if they met various corporate and individual financial and operational goals and to receive compensation above the median if they exceeded their goals. The variable compensation components measured and rewarded performance with short-term and long-term focuses.
The short-term incentive compensation program focused executives on annual corporate and business unit goals that, when attained, drive AXA’s global success. It also served as the primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership based on both qualitative and quantitative results.
Equity-based awards were structured to reward long-term value creation. AXA performance share awards granted in 2017 will vest after four years. AXA stock options awarded in 2017 were intended to focus executives on a longer time horizon. They were granted with vesting schedules of five years and terms of 10 years to effectively align a portion of each executive’s compensation with the long-term financial success of AXA. AXA Equitable granted these awards because it was confident that the direct alignment of the long-term interests of the executives with those of AXA, combined with the multi-year vesting and performance periods of its equity-based awards, would promote executive retention, focus executives on gearing their performances to long-term value-creation strategies and discourage excessive risk-taking.
How 2017 Compensation Decisions Were Made
Role of the AXA Board of Directors
The global framework governing the 2017 executive compensation policies for AXA and its U.S. subsidiaries, including AXA Equitable, were set and administered at the AXA level by AXA’s Board of Directors. The AXA Board of Directors (i) reviewed the compensation policies applicable to executives of AXA worldwide, which were then adapted to local law, conditions and practices by the boards of directors and compensation committees of AXA’s subsidiaries, (ii) reviewed and approved all AXA equity-based compensation programs prior to their implementation and (iii) approved individual grants of equity-based awards.
The Compensation and Governance Committee of the AXA Board of Directors reviews annually the compensation of members of the AXA Management Committee, including Mr. Pearson. The Compensation and Governance Committee also recommended to the AXA Board of Directors the amount of equity-based awards to be granted to the AXA Management Committee members in 2017. The Compensation and Governance Committee is exclusively composed of directors determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the Corporate Governance Code for French listed companies.
Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable
Within the global framework of executive compensation policies that AXA established, direct responsibility for overseeing the development and administration of the 2017 executive compensation program for AXA Equitable fell to the Organization and Compensation Committee of the AXA Equitable Board of Directors (the “EQ OCC”). The EQ OCC consists of three members, all of whom were determined to be independent directors by the AXA Equitable Board of Directors under New York Stock Exchange standards as of February 15, 2018. In implementing AXA’s global compensation program at the entity level, the EQ OCC was aided by the Chief Executive Officer of AXA who, while not a formal member of the EQ OCC, is a member of the AXA Equitable Board of Directors and participates in the EQ OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.
The EQ OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. Also, in accordance with New York Insurance Law, the EQ OCC is responsible for evaluating the performance of AXA Equitable’s principal officers and comparably paid employees (as determined under New York Insurance Law) and recommending their compensation, including their salaries and variable compensation, to the Board of Directors of AXA Equitable for its discussion and approval. As of February 15, 2018, Mr. Pearson, Mr. Malmström and Mr. Winikoff were principal officers and Mr. Hattem was a comparably paid employee.
The EQ OCC is also responsible for:

•	reviewing all other AXA Equitable senior executive compensation arrangements;

•	receiving reports on succession planning for AXA Equitable executive management;

•	supervising the policies relating to compensation of AXA Equitable officers and employees; and

•
reviewing and approving corporate goals and objectives included in variable compensation arrangements and evaluating AXA Equitable executive management performance in light of those goals and objectives.

Role of the Chief Executive Officer
As Chief Executive Officer of AXA Equitable, Mr. Pearson assisted the EQ OCC in its review of the 2017 total compensation of all the EQ Named Executive Officers except himself. Mr. Pearson provided the EQ OCC with his assessment of the performance of each EQ Named Executive Officer relative to the corporate and individual goals and other expectations set for the EQ Named Executive Officer for 2017. Based on these assessments, he then provided his recommendations for each EQ Named Executive Officer’s total compensation and the appropriate goals for each in 2018. However, the EQ OCC was not be bound by his recommendations.
Other than the Chief Executive Officer, no Named Executive Officer played or will play a decision-making role in determining the 2017 compensation of any other Named Executive Officer.
Role of AXA Equitable Human Resources
AXA Equitable Human Resources supports the EQ OCC’s work on executive compensation matters and is responsible for many of the organizational and administrative tasks that underlie the compensation review and determination process and making presentations on various topics. Human Resources’ efforts in 2017 included, among other things:

•	evaluating the compensation data from peer groups, national executive pay surveys and other sources for the EQ Named Executive Officers and other officers as appropriate;

•	gathering and correlating performance ratings and reviews for individual executive officers, including the EQ Named Executive Officers;

•	reviewing executive compensation recommendations against appropriate market data and for internal consistency and equity; and

•	reporting to, and answering requests for information from, the EQ OCC.

Human Resources officers also coordinate and share information with their counterparts at AXA, and will take part in its comprehensive review of the 2017 total compensation of AXA’s executives worldwide.
Role of Compensation Consultant
Towers Watson was retained by AXA Equitable to serve as an executive compensation consultant in 2017. Towers Watson provided various services, including advising AXA Equitable management on issues relating to AXA Equitable’s executive compensation practices and providing market information and analysis regarding the competitiveness of AXA Equitable’s Total Compensation Program.
During 2017, Towers Watson performed the following specific services for AXA Equitable management:

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

•	assisted in analyzing general reports published by third-party national compensation consultants on corporate compensation and benefits.

Also, during 2016, Towers Watson prepared a comparative review of the total compensation of Mr. Pearson against that received by chief executive officers at peer companies that was used in determining his 2017 target compensation.
Although AXA Equitable management has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement, the EQ OCC reviewed the services to be provided by Towers Watson in 2017 as well as the related fees. The total amount of fees paid to Towers Watson by AXA Equitable in 2017 for executive compensation services was approximately $11,958. We may also pay fees to Towers Watson from time to time for actuarial or other services unrelated to our compensation programs. During 2017, these fees totaled $1,457,407. AXA and other AXA affiliates may also pay fees to Towers Watson for various services. Specifically, AXA pays fees for services in connection with its comprehensive review of executive officer compensation.
Use of Competitive Compensation Data
Because AXA Equitable competes most directly for executive talent with large diversified financial services companies, AXA Equitable regards it as essential to regularly review the competitiveness of its Total Compensation Program for its executives to ensure that they are provided compensation opportunities that compare favorably with the levels of total compensation offered to similarly situated executives by peer companies. A variety of sources of compensation information are used to benchmark the competitive market for AXA Equitable executives.
Primary Compensation Data Source
For all executives, AXA Equitable relies primarily on the Towers Watson U.S. Diversified Insurance Study of Executive Compensation (the “DIS”) for information to compare their total compensation to the total compensation reported for equivalent executive officer positions at peer companies. For the 2016 study (which was used in determining 2017 target compensation), the companies included:

Aflac	Lincoln Financial	Principal Financial Group
Allstate	Massachusetts Mutual	Prudential Financial
AXA Equitable	MetLife	Securian Financial Group
CIGNA	Nationwide	Thrivent Financial for
CNO Financial	New York Life	Lutherans
Genworth Financial	Northwestern Mutual	TIAA-CREF
Guardian Life	OneAmerica Financial Partners	Transamerica
Hartford Financial Services	Pacific Life	Unum Group
John Hancock	Phoenix Companies	Voya Financial Services

Other Compensation Data Sources
The information in the DIS is supplemented with additional information from general surveys of corporate compensation and benefits published by various national compensation consulting firms. AXA Equitable also participates in surveys conducted by Mercer, McLagan Partners, Towers Watson and LOMA Executive Survey to benchmark both its executive and non-executive compensation programs.
All these information sources are employed to measure and compare actual pay levels not only on a total compensation basis but also by breaking down the Total Compensation Program component by component to review and compare specific compensation elements as well as the particular mixes of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at peer companies. This information, as collected and reviewed by Human Resources, is submitted to the EQ OCC for review and discussion.
Pricing Philosophy
AXA Equitable’s compensation practices are designed with the aid of the market data to set the total target compensation of each executive at the median for total compensation with respect to the pay for comparable positions at peer companies. The analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular executive’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for the EQ Named Executive Officers in 2017 resulted chiefly from differences in each executive’s level of responsibilities, tenure, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.
Components of The Total Rewards Program
AXA Equitable’s Total Rewards Program for executives in 2017 consisted of six components. These components included the three components of the Total Compensation Program (i.e., base salary, short-term incentive compensation and equity-based awards) as well as: (i) retirement, financial protection and other compensation and benefit programs, (ii) severance and change-in-control benefits and (iii) perquisites.
Base Salary
For executives, AXA Equitable believes that the primary purpose of base salary is to compensate the executives fairly based on the position held, the executive’s career experience, the scope of the position’s responsibilities and the executive’s own performance, all of which are reviewed with the aid of market survey data. Using this data, a 50th percentile pricing philosophy is maintained, comparing base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, a base salary may include an additional amount in lieu of a housing or education allowance) or an executive’s experience and tenure warrant a lower initial salary with an adjustment to market over time. Once set, base salaries for executives are typically not increased, except to reflect a change in job responsibility, a sustained change in the market compensation for the position or a market adjustment for an executive whose initial base salary was set below the 50th percentile.
Mr. Pearson is the only EQ Named Executive Officer with an employment agreement. Under this agreement, Mr. Pearson’s employment will continue until he is age 65 unless the employment agreement is terminated earlier by either party on 30 days’ prior written notice. Mr. Pearson is entitled to a minimum rate of base salary of $1,225,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all AXA Equitable officers with the title of Executive Director or higher.
Other than Mr. Winikoff, none of the EQ Named Executive Officers received an increase in their annual rate of base salary in 2017. Mr. Winikoff received a salary increase of $40,000 to reflect the elimination of a fringe benefit. The amount of base salary earned by each EQ Named Executive Officer in 2017 was:

Named Executive Officer	Base Salary
Mr. Pearson	$1,250,114
Mr. Malmström	$658,228
Mr. Winikoff	$737,246
Mr. Hattem	$609,333
The base salaries earned by the EQ Named Executive Officers in 2017, 2016 and 2015 are reported in the Summary Compensation Table included in this Item 11.
Short-Term Incentive Compensation Program
Variable cash awards were available in 2017 for executives under the AXA Equitable Short-Term Incentive Compensation Program (the “STIC Program”).
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

The STIC Program awards are typically paid in March of each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year. Awards can vary from year to year, and differ by participant, depending primarily on the business and operational results of AXA Financial R&P Operations, as measured by the performance objectives under the STIC Program, as well as the participant’s individual contributions to those results. No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires.
Individual Targets
Initially, individual award targets of fixed dollar amounts are assigned to each STIC Program participant based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position.
Individual Payout Calculation
The amount of an EQ Named Executive Officer’s individual award under the 2017 STIC Program was determined by multiplying his STIC Program award target by a funding percentage based on the performance of both AXA and AXA Financial R&P Operations (the “Funding Percentage”) and by his “Individual Assessment Percentage” as further described below. The calculation is as follows:

Award Target * Funding Percentage * Individual Assessment Percentage = 2017 STIC Program Award
Funding Percentage - The Funding Percentage is determined by combining the individual performance percentages for AXA Financial R&P Operations and AXA which measure their performance against certain financial and other targets. For all of the EQ Named Executive Officers other than Mr. Pearson, the performance percentage for AXA Financial R&P Operations is weighted 90% and the performance percentage for AXA is weighted 10%. For Mr. Pearson, the performance percentage for AXA Financial R&P Operations is weighted 70% and the performance percentage for AXA is weighted 30%, reflecting his broader range of performance responsibilities within AXA worldwide as a member of the AXA Management Committee.
AXA Financial R&P Operations - To determine the performance percentage for AXA Financial R&P Operations, various performance objectives are established for AXA Financial R&P Operations, and a target is set for each one. Other than underlying earnings, each performance objective is separately subject to a 150% cap and a 50% cliff. For example, if a particular performance objective is weighted 15% for AXA Financial R&P Operations, 15% will be added to the overall performance percentage for AXA Financial R&P Operations if that target is met, regardless of AXA Financial R&P Operations’ performance on its other objectives. If the target for that performance objective is exceeded, the amount added to the overall performance percentage for AXA Financial R&P Operations will be increased up to a maximum of 22.5% (150% x 15%). If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% x 15%). If performance is below the threshold for a performance objective, 0% will be added to AXA Financial R&P Operations’ overall performance percentage. Underlying earnings is subject to a 175% cap and 25% cliff, allowing for a wider range of results before hitting the cliff or cap. The performance objectives and targets are approved by the EQ OCC.
The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial R&P Operations in 2017, along with their relative weightings. The performance objectives for AXA Financial R&P Operations and their relative weightings are standardized for AXA R&P companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with U.S. GAAP.

AXA Financial R&P Operations Performance Objectives	Weighting	Target(1)
Underlying Earnings(2)	25.0%	$936
Gross Written Premiums(3)	20.0%	$3,317
New Business Value(4)	20.0%	$426
Gross Expenses(5)	20.0%	$1,276
Net Promoter Score Gap(6)
Retirement	7.5%	13.8%
Life	7.5%	6.5%

(1)	All numbers other than those stated in percentages are in millions of U.S. dollars.

(2)
“Underlying earnings” means adjusted earnings excluding net capital gains or losses attributable to stockholders. “Adjusted earnings” means net income before the impact of exceptional and discontinued operations, certain integration and restructuring costs, goodwill and other related intangibles and profit or loss on financial assets accounted for under the fair value option and derivatives. Underlying earnings and adjusted earnings are measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting. Note that, in addition to the underlying earnings of AXA Financial R&P Operations, this performance objective also includes the underlying earnings of ACS Life (since it is managed by AXA Equitable personnel) and AXA Financial.

(3)	“Gross Written Premiums” means gross premiums (first-year premiums plus renewal premiums) for pure life insurance protection business.

(4)
“New Business Value” means the value of new contracts issued during 2017. It consists of the present value of future profits after the costs of acquiring the business, after allowing for the time value of financial options and guarantees and the cost of capital and non-financial risks. It is calculated net of tax.

(5)
“Gross Expenses” means the total operating expenses of AXA Financial and AXA Financial R&P Operations excluding deferred acquisition costs, commissions and restructuring/exception items. Operating expenses include compensation (including equity plans), benefits and other expenses necessary to manage the business.

(6)
“Net Promoter Score Gap” means the excess of the Net Promoter Score for our retirement and life insurance businesses over the average Net Promoter Score of seven main competitors.  Net Promoter Score is an industry standard metric established by a leading management consulting firm and is determined based on customer surveys that classify customers as “promoters” or “detractors” based on their answer to a question asking how likely they are to recommend their current provider to friends or family on a scale of 0-10.

Since the performance objectives under the STIC Program are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives and their relative weightings are determined based on AXA’s strategy and focus and they may change from year to year as different metrics may become more relevant. Underlying earnings is generally the most highly weighted performance objective, however, reflecting AXA’s belief that it is the strongest indicator of performance for a year.
Once set, the targets for each performance objective may not change during the course of the year except for exceptional circumstances, as determined by the AXA Management Committee. No adjustments will be made for large losses related to terrorist attacks or natural catastrophes or for market and regulatory changes. No changes were made with respect to the 2017 targets.
For 2017, actual Underlying Earnings and New Business Value exceeded target while actual Gross Written Premiums were slightly below target and actual Net Promoter Score Gap equaled target. Actual Gross Expenses were less than target, resulting in an increase to the overall performance percentage for AXA Financial R&P Operations of more than its target weighting.
AXA - AXA’s performance percentage is primarily based on underlying earnings per share (65%). Adjusted return on equity (15%) and customer experience tracking (20%) are also considered. For this purpose, “adjusted return on equity” means adjusted earnings (as defined above) divided by average stockholder’s equity excluding undated subordinated debt and other comprehensive income.
Individual Assessment Percentage - An EQ Named Executive Officer’s Individual Assessment Percentage is based on his individual performance and demonstrated leadership behaviors. As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires.

The EQ OCC reviewed the performance of each EQ Named Executive Officer as well as Management’s recommendations for each EQ Named Executive Officer’s Individual Assessment Percentage and STIC Program award. Based on its subjective determination of each EQ Named Executive Officer’s performance, the EQ OCC made its recommendations as to the final Individual Assessment Percentage and the maximum STIC Program award for each EQ Named Executive Officer to the AXA Equitable Board of Directors. The AXA Equitable Board of Directors approved the final maximum award amounts for the EQ Named Executive Officers and delegated authority to the Chief Executive Officer of AXA to determine the final award amount for Mr. Pearson and to Mr. Pearson to determine the final award amounts for the other EQ Named Executive Officers.

In making its recommendations, the EQ OCC took into account the factors that it deemed relevant, including the accomplishments achieved in 2017 by the EQ Named Executive Officers and the Funding Percentage. Since the EQ Named Executive Officers are responsible for the success of each of AXA Equitable, AXA Financial and AXA Financial R&P Operations, the EQ OCC considered all related 2017 accomplishments. The EQ OCC also considered the EQ Named Executive Officers’ contributions to AXA worldwide. The accomplishments and contributions considered include:

Named Executive Officer	Accomplishments
Mark Pearson
Provided overall leadership for company strategy and activities related to the Holdings IPO.

Delivered on key financial goals, including earnings and productivity savings while continuing to set strong tone at the top for disciplined risk management.

Drove favorable outcomes regarding industry regulatory matters including federal taxation, the DOL Rule and capital adequacy through service on Board of Directors of American Council of Life Insurers.

Restructured Management governance framework and implemented executive management changes, including addition of the Implementation Management Office to oversee investments and strategic projects.

Led company efforts to achieve customer satisfaction of 4.4 out of 5.0 across all business segments, resulting in the company’s receipt of the DALBAR Annuity Service Award in recognition of superior service for the seventh consecutive year.

Continued to build a culture of inclusion, professional excellence and continuous learning, resulting in external recognitions for consecutive years from the Great Place to Work Institute, Human Rights Campaign and the Disability Equality Index.

Anders Malmström
Provided leadership for Finance strategy and activities related to the Holdings IPO, including overseeing the preparation of historical and pro forma GAAP financials for Holdings and the development of non-GAAP reporting measures and serving as liaison to underwriters, ratings agencies and other external parties.

Supervised several key initiatives to enhance existing Finance practices, including the development of a new hedging strategy, economic model and risk framework and the creation of new investment income, expense and equity allocation methodologies to better reflect business performance.

Played key role in company’s efforts related to regulatory initiatives such as tax reform and the NAIC reserve and capital framework as well as efforts related to closing significant regulatory exams.

Led by example with respect to Finance efficiency efforts, exceeding 2017 budget target and relocating positions as appropriate.

Successfully led the strategic planning process in 2017, providing insight on margin and revenue streams for each business area, identifying mitigating actions to close the gap to targets and driving conversations with executive management and the Board of Directors.

Brian Winikoff
Drove strong 2017 sales performance, increasing year-over-year growth and outperforming budget and the industry in key markets.

Created a clear business strategy and implemented focused plans and processes across all business areas, resulting in successful execution of key initiatives.

Successfully implemented several executive management changes, including consolidation of business leader functions, addition of talent in key areas and enhanced alignment of business support areas.

Provided thought-leadership on short and long-term manufacturing and distribution strategies that will further improve sales and profitability while maintaining our position as a leader in key markets.

Played a key role in leading the company’s and industry’s efforts through various regulatory changes, including cross-functional actions to prepare for the DOL Rule.

Dave Hattem
Provided leadership for the Law Department’s strategy and activities related to the Holdings IPO, including drafting of the registration statement and amendments, obtaining required regulatory approvals and analysis and implementation of related corporate restructuring.

Drove company strategy regarding significant regulatory proposals, including tax reform, the DOL Rule and the NAIC and NYDFS cyber initiatives and, as appropriate, developed compliance programs to comport with new rules (particularly the DOL Rule).

Provided leadership on the company strategy related to the NYDFS Quinquennial and other regulatory examinations, none of which resulted in any significant adverse findings or enforcement proceedings.

Oversaw the creation of the Financial Intelligence Unit within the Law Department, combining the Financial Crimes Office responsible for our anti-money laundering, anti-bribery and sanctions programs and the Financial Security Office responsible for the detection and prevention of external fraud, while providing leadership for the Law Department’s efficiencies efforts and relocation of positions strategy.

Served as key advisor to Mr. Pearson regarding the Holdings IPO and other strategic initiatives, and Management Committee, corporate governance and Board matters.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at the recommended STIC Program award for each of the EQ Named Executive Officers. Mr. Malmström and Mr. Hattem each received a percentage of their STIC Program award target that was greater than the Funding Percentage while Mr. Winikoff received a percentage of his STIC Program award target that was less than the Funding Percentage. Mr. Pearson received a STIC Program award equal to approximately 119% of his STIC Program award target.
The following table reflects the 2017 STIC Program award targets and actual STIC Program awards for the EQ Named Executive Officers:

Named Executive Officer	Target Award	Actual Award
Mr. Pearson	$2,128,400	$2,526,000
Mr. Malmström	$800,000	$1,047,248
Mr. Winikoff	$900,000	$936,729
Mr. Hattem	$650,000	$788,119
The STIC Program awards and bonuses earned by the EQ Named Executive Officers in 2017, 2016 and 2015 are reported in the Summary Compensation Table included in this Item 11.
Equity-Based Awards
The purpose of equity-based awards is to:

•	align strategic interests of award recipients with those of AXA;

•	provide competitive total compensation opportunities;

•	focus on achievement of long-term strategic business objectives; and

•	attract, motivate and retain top performers.
In 2017, annual equity-based awards for executives were available under the umbrella of AXA’s global equity program. Equity-based awards are also granted from time to time to executives outside of AXA’s global equity program as part of a sign-on package or as a retention vehicle. The value of the equity-based awards granted in 2017 was linked to the performance of AXA’s stock.

Annual Awards Process
Annual equity-based awards granted under AXA’s global equity program in 2017 were subject to the oversight of the AXA Board of Directors, which approves all annual equity programs prior to their implementation and all individual grants. The AXA Board of Directors also sets the size of the equity pool each year. The pools are allocated annually among AXA affiliates based on each affiliate’s contribution to AXA’s financial results during the preceding year and with consideration for specific local needs (e.g., market competitiveness, consistency with local practices, group development).
The AXA Board of Directors set the mix of equity-based awards for individual grants, which is standardized through AXA worldwide. Since 2004, there has been a decreasing reliance on AXA stock options in equity-based awards. For example, in 2017, equity grants were awarded entirely in AXA performance shares, except for a group of approximately 150 senior executives (including the EQ Named Executive Officers) who continued to receive a portion of their grant in AXA stock options.

Each year, the EQ OCC submits recommendations to the AXA Board of Directors with respect to annual equity-based awards for executives, taking into account the available equity pool allocation and based on a review of each executive’s potential future contributions, consideration of the importance of retaining the executive in his or her current position and a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “—Use of Competitive Compensation Data.” The AXA Board of Directors approves the individual grants as it deems appropriate.
Individual Targets
Individual equity-based award targets were initially assigned to each EQ Named Executive Officer other than Mr. Pearson based on evaluations of competitive market data for his position. These individual award targets are reviewed each year and may increase or decrease, but generally remain constant from year to year unless there is a significant change in the level of the EQ Named Executive Officer’s responsibilities or a proven and sustained change in the market compensation for the position. For Mr. Pearson, his equity-based award target was based on his actual award for the prior year.
2017 Annual Award Grants
Each EQ Named Executive Officer received an equity-based award grant on June 21, 2017. These grants involved a mix of two components: (1) AXA stock options granted under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “AXA Stock Option Plan”) and (2) AXA performance shares granted under the 2017 AXA International Performance Shares Plan (the “2017 AXA Performance Shares Plan”).
The awards to the EQ Named Executive Officers were granted using U.S. dollar values. The U.S. dollar values for the EQ Named Executive Officers were allocated between AXA stock options and AXA performance shares in accordance with the mix determined by the AXA Board of Directors. For this purpose, the value of the AXA stock options and AXA performance shares granted were determined using a Black-Scholes pricing methodology which was based on assumptions which differ from the assumptions used in determining an option’s or performance share’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.
The amounts granted to the EQ Named Executive Officers were as follows:

Named Executive Officer	AXA Stock Options	AXA Performance Shares
Mr. Pearson	170,004	97,144
Mr. Malmström	53,162	30,377
Mr. Winikoff	56,483	32,276
Mr. Hattem	53,162	30,377

2017 Stock Option Award Grants
The AXA stock options granted to the EQ Named Executive Officers on June 21, 2017 have a 10-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, provided that the last third will vest on June 21, 2022 only if the AXA ordinary share performs at least as well as the Stoxx Insurance Index (“SXIP Index”) over a specified period of at least three years. This performance condition applies to all of Mr. Pearson’s AXA stock options. The exercise price for the AXA stock options is 23.92 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 21, 2017.
In the event of an EQ Named Executive Officer’s retirement, the AXA stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Hattem and Mr. Pearson are currently eligible to retire, these stock options will not be forfeited due to any service condition.
2017 Performance Share Award Grants
An AXA performance share is a “phantom” share of AXA stock that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. Performance shares are granted unearned. Under the 2017 AXA Performance Shares Plan, the number of shares that is earned will be determined at the end of a three-year performance period, starting on January 1, 2017 and ending on December 31, 2019, by multiplying the number of shares granted by a performance percentage that is determined as described below. If no dividend is proposed for payment by the AXA Board of Directors to AXA’s stockholders for 2017 and/or 2018 and/or 2019, the performance percentage for the grant will be divided in half. The AXA performance shares granted to the EQ Named Executive Officers on June 21, 2017 have a cliff vesting schedule of four years.
The performance percentage for the 2017 AXA Performance Shares Plan initially will be determined based: (a) 40% on AXA’s performance with respect to adjusted earnings per share, (b) 50% on AXA Financial R&P Operations’ performance with respect to adjusted earnings and underlying earnings (each weighted 50%) and (c) 10% on AXA’s score on the DJSI World, a Dow Jones sustainability index which tracks the performance of the world’s sustainability leaders. A positive or negative adjustment of 5% will then be made to the performance percentage based on AXA’s relative performance against a selection of its peers with respect to total stockholder return. The components of the performance percentage and their targets were determined by the AXA Board of Directors based on their review of AXA’s strategic objectives, market practices and regulatory changes.
Generally, if performance targets are met, 100% of the AXA performance shares initially granted will be earned. Performance that exceeds the targets results in increases in the number of shares earned, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned with a possible forfeiture of all shares. Since AXA uses IFRS as its principal method of accounting, AXA’s adjusted earnings per share and AXA Financial R&P Operations’ adjusted earnings and underlying earnings are calculated using IFRS. Accordingly, they are not measures calculated and presented in accordance with U.S. GAAP.
The settlement of 2017 AXA performance shares will be made in AXA ordinary shares on June 21, 2021. In the case of retirement, a participant is treated as if he or she continued employment until the settlement date. Accordingly, Mr. Hattem and Mr. Pearson will still receive a payout under the 2017 AXA Performance Shares Plan if they choose to retire prior to the end of the vesting period.
Detailed information on the AXA stock option and AXA performance share grants for each of the EQ Named Executive Officers in 2017 is reported in the 2017 Grants of Plan-Based Awards Table included in this Item 11.

2017 Payouts from Prior Year Awards
In 2017, certain EQ Named Executive Officers received a payout under the 2014 AXA International Performance Shares Plan (the “2014 AXA Performance Shares Plan”). Under the 2014 AXA Performance Shares Plan, 50% of the AXA performance shares granted to a participant had a cliff vesting schedule of three years (first tranche) and the remaining 50% had a cliff vesting schedule of four years (second tranche).
The number of AXA performance shares earned was determined for the first tranche at the end of a two-year performance period starting on January 1, 2014 and ending on December 31, 2015 and for the second tranche at the end of a three-year performance period starting on January 1, 2014 and ending on December 31, 2016, by multiplying the number of AXA performance shares granted for the applicable tranche by a performance percentage determined based on the performance of AXA Group and AXA Financial R&P Operations over the applicable performance period. The performance percentage for the first tranche was 123.77% and the performance percentage for the second tranche was 122.92%.

Detailed information on the payouts of 2014 AXA performance shares in 2017 is reported in the 2017 Option Exercises and Stock Vested Table included in this Item 11.
Other Compensation and Benefit Programs
AXA Equitable believes that a comprehensive benefits program which offers long-term financial support and security for all employees plays a critical role in attracting and retaining high caliber executives. Accordingly, all AXA Equitable employees, including executives, are offered a benefits program that includes group health and disability coverage, group life insurance and various deferred compensation and retirement benefits. In addition, AXA Equitable offers certain benefit programs for executives that are not available to non-executive employees. The overall program is periodically reviewed to ensure that the benefits it provides continue to serve business objectives and remain cost-effective and competitive with the programs offered by large diversified financial services companies.
Qualified Retirement Plans
AXA Equitable believes that qualified retirement plans encourage long-term service. Accordingly, the following qualified retirement plans are offered to eligible employees, including executives:
AXA Equitable 401(k) Plan (the “401(k) Plan”)
AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan, for its eligible employees, including executive officers. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to plan and tax law limits. The 401(k) Plan also provides participants with the opportunity to earn a discretionary profit sharing contribution and a company contribution. The discretionary profit sharing contribution for a calendar year is based on company performance for that year and ranges from 0% to 4% of annual eligible compensation (subject to tax law limits). Any contribution for a calendar year is expected to be made in the first quarter of the following year. A profit sharing contribution of 1% of annual eligible compensation was made for the 2017 plan year. The company contribution for a calendar year is based on the following formula and is subject to tax law limits: (i) 2.5% of eligible compensation up to the Social Security Wage Base ($127,200 in 2017) plus, (ii) 5.0% of eligible compensation in excess of the Social Security Wage Base, up to the qualified plan compensation limit ($270,000 in 2017). All of the EQ Named Executive Officers were eligible to participate in the 401(k) Plan for 2017.

AXA Equitable Retirement Plan (the “Retirement Plan”)
AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan for eligible employees which was frozen effective December 31, 2013. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule. Mr. Pearson and Mr. Hattem participated in the plan prior to its freeze.
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
Excess Plans
AXA Equitable believes that excess plans are an important component of competitive market-based compensation in both its peer group and generally. Accordingly, the following excess plan benefits are offered to eligible AXA Equitable employees, including executives:
Excess 401(k) Contributions
AXA Equitable provides excess 401(k) contributions for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit and (ii) voluntary deferrals to the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives for the applicable year, and are made to accounts established for participants under the AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives. All the EQ Named Executive Officers were eligible to receive excess 401(k) contributions in 2017.
AXA Equitable Excess Retirement Plan (the “Excess Plan”)
AXA Equitable sponsors the Excess Plan, a nonqualified defined benefit plan for eligible employees which was frozen effective December 31, 2013. Prior to its freeze, the Excess Plan allowed eligible employees, including Mr. Pearson and Mr. Hattem, to earn retirement benefits in excess of what was permitted under the Code with respect to the Retirement Plan. Specifically, the Excess Plan permitted participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for certain Code limits.
Voluntary Non-Qualified Deferred Compensation Plans
AXA Equitable believes that compensation deferral is a cost-effective method of enhancing the savings of executives. Accordingly, AXA Equitable sponsors the following plans:

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”)
AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of certain compensation, including base salary and STIC Program awards. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. In addition, as mentioned above, excess 401(k) contributions are made to accounts established for eligible employees under the Post-2004 Plan. All of the EQ Named Executive Officers were eligible to participate in the Post-2004 Plan for 2017.
The AXA Equitable Variable Deferred Compensation Plan for Executives (the “VDCP”)
The VDCP is the predecessor plan to the Post-2004 Plan. Like the Post-2004 Plan, it allowed eligible employees to defer the receipt of compensation. To preserve its grandfathering from the provisions of Internal Revenue Code Section 409A (“Section 409A”), the VDCP was frozen in 2004 so that no amounts earned or vested after 2004 may be deferred under the VDCP. Section 409A imposes stringent requirements which covered nonqualified deferred compensation arrangements must meet to avoid the imposition of additional taxes, including a 20% additional income tax, on the amounts deferred under the arrangements. Mr. Hattem participated in the VDCP prior to its freeze in 2004.
Financial Protection
The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”)
AXA Equitable sponsors the ESB Plan which offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level. All of the EQ Named Executive Officers were eligible to participate in the ESB Plan for 2017.
For additional information on 401(k) Plan benefits and excess 401(k) contributions for the Named Executive Officers as well as amounts voluntarily deferred by Mr. Hattem under the Post-2004 Plan and the VDCP, see the Summary Compensation Table and Nonqualified Deferred Compensation Table included in this Item 11. For additional information on Retirement Plan, Excess Plan and ESB Plan benefits for the EQ Named Executive Officers, see the Pension Benefits Table included in this Item 11.
Severance and Change in Control Benefits
AXA Equitable maintains severance pay arrangements to provide temporary income and other severance benefits to all employees following an involuntary termination of employment. Executive officers, including the EQ Named Executive Officers other than Mr. Pearson, are also eligible for additional severance benefits as described below. In addition, AXA Equitable offers certain limited change in control benefits to provide a moderate level of protection to employees to help reduce anxiety that may accompany a change in control.
The AXA Equitable Severance Benefit Plan (the “Severance Plan”)
AXA Equitable sponsors the Severance Plan to provide severance benefits to eligible employees whose jobs are eliminated for specific defined reasons. The Severance Plan generally bases temporary income payments to eligible employees on length of service or base salary. Payments are capped at the lesser of 52 weeks of base salary and $300,000. To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against AXA Equitable and affiliates. For executive officers, the general release and waiver of claims typically includes non-competition and non-solicitation provisions.
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

•	Temporary income payments equal to 52 weeks’ of base salary, reduced by any temporary income payments for which the executive may be eligible under the Severance Plan;

•	Additional temporary income payments equal to the greater of:
•The most recent short-term incentive compensation award paid to the executive;
•The average of the three most recent short-term incentive compensation awards paid to the executive; and
•The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination;

•	An additional year of participation in the ESB Plan; and

•
A lump sum payment equal to the sum of: (a) the executive’s short-term incentive compensation for the year in which the executive receives notice of job elimination, pro-rated based on the number of the executive’s full calendar months of service in that year and (b) $40,000.

Mr. Pearson’s Employment Agreement
Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is terminated by AXA Equitable prior to his attaining age 65 other than for cause or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination and (iii) a lump sum cash payment equal to the additional employer contributions that Mr. Pearson would have received under the 401(k) Plan and its related excess plan for the year of his termination if those plans provided employer contributions on his severance pay and all of his severance pay was paid in that year.
For this purpose, “good reason” includes an assignment of duties materially inconsistent with Mr. Pearson’s duties or authority or a material limitation of Mr. Pearson’s powers, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met for each of the two consecutive fiscal years immediately preceding the year of termination.
Mr. Winikoff’s Severance Arrangement
Mr. Winikoff’s severance arrangement with the company provides that, if Mr. Winikoff’s employment is terminated by the company without “cause” or by Mr. Winikoff for “good reason”:

•	any outstanding RSUs granted to Mr. Winikoff would immediately vest and be paid out in cash on their otherwise applicable payment dates and

•
he would be eligible to receive a payment equal to (i) two times the sum of his annual base salary plus his STIC Program award target for the year in which his employment is terminated, reduced by (ii) any severance pay for which he may be otherwise eligible under the Severance Plan or the Supplemental Severance Plan. This payment would be contingent on all other terms and conditions of the Severance Plan and Supplemental Severance Plan, including the execution of a general release and waiver of claims against AXA Equitable and affiliates.
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
“Cause” is defined in Mr. Winikoff’s severance arrangement as: (i) failure or refusal to perform his duties or responsibilities, which failure is not cured within 30 days written notice, (ii) gross negligence or misconduct , which gross negligence or misconduct has caused harm or damage to the business, affairs or reputation of AXA Equitable or any of its affiliates, (iii) commission of, conviction of, or plea of nolo contedere to, any crime involving moral turpitude or any felony or (iv) breach of the non-solicitation obligations in his severance arrangement, which breach is not cured within 10 days written notice. Pursuant to his severance arrangement, Mr. Winikoff is subject to a one-year post-termination employee non-solicitation covenant.
Change in Control Benefits
Change in control benefits are provided for stock options granted under the Stock Option Plan. Under that plan, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule.
Change in control benefits are not provided for performance shares granted under the AXA Performance Share Plan. Although participants forfeit all of their performance shares upon a change in control, a change in control will not be deemed to occur for purposes of the Performance Share Plan unless AXA ceases to own at least 10% of the capital or voting rights of AXA Financial.
Mr. Pearson’s employment agreement also provides for change in control benefits as described above in “—Mr. Pearson’s Employment Agreement.”

For additional information on severance and change in control benefits for the Named Executive Officers, see “—Potential Payments Upon Termination of Change in Control” below.
Perquisites
Executive officers receive limited perquisites. Specifically, executive officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on certain flights otherwise being taken for business reasons. Also, financial planning and tax preparation services are provided to help ensure their peace of mind so that they are not unnecessarily distracted from focusing on the company’s business.
Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use, excess liability insurance coverage and repatriation costs.
The incremental costs of perquisites for the EQ Named Executive Officers during 2017 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.
Other Compensation Policies
Clawbacks
In the event an individual’s employment is terminated for cause, all AXA stock options granted under the AXA Stock Option Plan held by the individual are forfeited as of the date of termination. In addition, if an individual retires and induces others to leave the employment of an AXA affiliate, misuses confidential information learned while in the employ of an AXA affiliate or otherwise acts in a manner that is substantially detrimental to the business or reputation of any AXA affiliate, all outstanding stock options held by the individual will be forfeited.
Share Ownership Policy

AXA Equitable does not currently have any stock ownership guidelines. However, any executives who are subject to AXA’s stock ownership policy as members of AXA’s Management Committee are required to meet AXA’s requirements for holding AXA stock. Those requirements are expressed as a multiple of base salary, with members of AXA’s Management Committee (such as Mr. Pearson) required to hold the equivalent of their base salary multiplied by two.
Derivatives Trading and Hedging Policies
The AXA Financial Group’s reputation for integrity and high ethical standards in the conduct of its affairs is of paramount importance to it. To preserve this reputation, all employees of the AXA Financial Group, including executive officers, are subject to the AXA Financial Insider Trading Policy. This policy prohibits, among other items, all short sales of securities of AXA and its publicly-traded subsidiaries (including AB Holding) and any hedging of equity compensation awards (including stock option, performance share or similar awards) or the securities underlying those awards. Members of AXA’s Management Committee must pre-clear with the AXA General Counsel any derivatives transactions with respect to AXA securities and/or the securities of other AXA publicly-traded subsidiaries.

Impact of Accounting and Tax Rules
Code Section 162(m) limits tax deductions relating to executive compensation of certain executives of publicly held companies. Because neither AXA Financial nor any of its subsidiaries within the Insurance Segment, including AXA Equitable, is deemed to be publicly held for purposes of Code Section 162(m), these limitations are not applicable to the executive compensation program described above. However, these limitations will become applicable to our executive compensation program after the Holdings IPO. Accordingly, our Compensation Committee will review and consider the deductibility of executive compensation when making compensation decisions after the Holdings IPO.
AXA Equitable’s nonqualified deferred compensation arrangements that are subject to Section 409A are designed to comply with the requirements of Section 409A to avoid additional income taxes.
Accounting and other tax impacts not discussed above are also considered in the design of equity-based award programs.

COMPENSATION DISCUSSION AND ANALYSIS - MR. BERNSTEIN
Compensation Program Overview
The intellectual capital of its employees is collectively the most important asset of AB. AB invests in people-its hires qualified people, trains them, encourages them to give their best thinking to the firm and its clients, and compensates them in a manner designed to motivate, reward and retain them while aligning their interests with the interests of holders of AB Holding Units and AB Units (collectively, the “Unitholders”).
AB structures its executive compensation programs with the intent of enhancing firm-wide and individual performance and Unitholder value.
AB is also focused on ensuring that its compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for its executives and employees generally, which AB believes will enable it to meet the following key compensation goals:

•	attract, motivate and retain highly-qualified executive talent;

•	reward prior year performance;

•	incentivize future performance;

•
recognize and support outstanding individual performance and behaviors that demonstrate and foster AB’s culture of “Relentless Ingenuity,” which includes the core competencies of relentlessness, ingeniousness, collaboration and accountability; and

•	align its executives’ long-term interests with those of Unitholders and clients.

Compensation Elements
AB utilizes a variety of compensation elements to achieve the goals described above, consisting of base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program, a defined contribution plan and certain other benefits, each of which are discussed below.

Base Salaries
Base salaries comprise a relatively small portion of the total compensation of AB’s executives. AB considers individual experience, responsibilities and tenure with the firm when determining the narrow range of base salaries paid to its executives.
Annual Short-Term Incentive Compensation Awards (Cash Bonuses)
AB provides executives with annual short-term incentive compensation awards in the form of cash bonuses.
AB believes that annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a short-term retention mechanism for executives because such bonuses typically are paid during the last week of the year.
Long-Term Incentive Compensation Awards
A substantial portion of long-term incentive compensation awards for executives generally is denominated in restricted AB Holding Units. AB uses this structure to align its executives’ long-term interests directly with the interests of Unitholders and indirectly with the interests of clients, as strong performance for clients generally contributes directly to increases in assets under management and improved financial performance for the firm.
AB believes that annual long-term incentive compensation awards provide a long-term retention mechanism for executives because such awards generally vest ratably over four years.
An award recipient who resigns or is terminated without cause continues to vest in the recipient’s long-term incentive compensation award if the award recipient complies with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition, restrictions on employee and client solicitation, and a claw-back for failing to follow existing risk management policies. As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted. As used in this Executive Compensation section, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation.”
Prior to vesting, distributions of the restricted AB Holding Units underlying an award are not permitted. Upon vesting, the AB Holding Units underlying an award are distributed unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted AB Holding Units are paid to award recipients when paid to Unitholders generally.
Defined Contribution Plan
U.S. employees of AB, including Mr. Bernstein, are eligible to participate in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017, the “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee of the AB Board of Directors (the “AB Compensation Committee”) determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).
For 2017, the AB Compensation Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.
Other Benefits
AB pays the premiums associated with life insurance policies purchased on behalf of its executives.
Overview of Mr. Bernstein’s Compensation
On May 1, 2017, Mr. Bernstein, the General Partner, AB and AB Holding entered into an agreement (the “SB Employment Agreement”) pursuant to which Mr. Bernstein is serving as AB’s President and CEO until May 1, 2020, provided that the term of employment shall automatically extend for one additional year on May 1, 2020 and each anniversary thereafter, unless the SB Employment Agreement is terminated in accordance with its terms (“Employment Term”).

The terms of the SB Employment Agreement were the result of arm’s length negotiations between Mr. Bernstein and senior executives at AXA, AB’s parent company and majority Unitholder. The AB Board of Directors then approved the CEO Employment Agreement after having considered, among other things, the compensation package provided to Mr. Bernstein’s predecessor, the 2016 and 2017 compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer.
Compensation Elements
Base Salary
Mr. Bernstein’s annual base salary under the CEO Employment Agreement is $500,000. This amount is consistent with AB’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation. Any future increase to Mr. Bernstein’s base salary is entirely in the discretion of the AB Compensation Committee.
Cash Bonus
Under the SB Employment Agreement, Mr. Bernstein was entitled to, and received, a cash bonus of $3,000,000 in 2017. During each subsequent year of the Employment Term, he is entitled to be paid a cash bonus at a target level of $3,000,000, subject to review and increase from time to time by the AB Compensation Committee, in its sole discretion.
Restricted AB Holding Units
On May 16, 2017, in connection with the commencement of Mr. Bernstein’s employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3,500,000, or 164,706 restricted AB Holding Units (“SB Sign-On Grant”) which, subject to accelerated vesting upon circumstances described in the SB Employment Agreement, vest ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by AB on the vesting date. Also, subject to accelerated delivery of the SB Sign-On Grant upon circumstances described in the SB Employment Agreement, the entire SB Sign-On Grant, minus any AB Holding Units withheld to cover applicable taxes, will be delivered to Mr. Bernstein as promptly as possible after May 1, 2021. Mr. Bernstein will receive the cash distributions payable with respect to the unvested portion of the SB Sign-On Grant and the vested but undelivered portion of the SB Sign-On Grant on the same basis as cash distributions are paid to AB Holding Unitholders generally.
Commencing in 2018 and during the remainder of the Employment Term, Mr. Bernstein will be eligible to receive annual equity awards with a grant date fair value of $3,500,000, subject to review and increase from time to time by the AB Compensation Committee in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executives as in effect from time to time.
A substantial portion of Mr. Bernstein’s 2017 compensation consists of, and his annual compensation throughout the Employment Term will continue to substantially consist of, restricted AB Holding Unit awards. Accordingly, his long-term interests are, and will continue to be, aligned directly with the interests of Unitholders and indirectly with the interests of clients. In this connection, strong performance for clients generally contributes directly to increases in assets under management and improved financial performance for the firm.
Perquisites and Benefits
Under the SB Employment Agreement, Mr. Bernstein is eligible to participate in all benefit plans available to executives and for his safety and accessibility, a company car and driver for personal and business use.
Severance and Change in Control Benefits
The SB Employment Agreement contains severance and change-in-control provisions which are highlighted below and also described in detail under the heading “Potential Payments upon Termination or Change in Control”. We believe that these severance and change-in-control provisions assist in retaining Mr. Bernstein and in the event of a change in control, provide protection to Mr. Bernstein so he is not distracted by personal or financial situations at a time when AB needs him to remain focused on his responsibilities.
If Mr. Bernstein is terminated without cause or resigns for good reason and he signs and does not revoke a waiver and release of claims, he will receive the following:

•	a cash payment equal to the sum of (a) his current base salary and (b) bonus opportunity amount;

•	a pro rata bonus based on actual performance for the fiscal year in which the termination occurs;

•	immediate vesting of any outstanding equity awards;

•	delivery of AB Holding Units in respect of the SB Sign-On Grant (subject to any withholding requirements);

•	monthly payments equal to the cost of COBRA coverage for the COBRA coverage period; and

•	following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.

If during the 12 months following a change in control, Mr. Bernstein is terminated without cause or resigns for good reason, in addition to the amounts described above, he will receive a cash payment equal to three times the sum of (a) his current base salary and (b) bonus opportunity amount (provided that if the change in control occurs on or after May 1, 2018, the sum is multiplied by two).
In the event of a change in control or in the event that Mr. Bernstein’s employment is terminated because the SB Employment Agreement is not renewed (other than for cause), his SB Sign-On Grant will immediately vest and AB Holding Units in respect of any such award will be delivered by AB to him.
In the event any payments constitute “golden parachute payments” within the meaning of Section 280G of the Code and would be subject to an excise tax imposed by Section 4999, such payments will be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent such reduction. If a change in control occurs prior to January 1, 2020, to the extent that payments to Mr. Bernstein would be subject to the excise tax under Section 4999 of the Code, Mr. Bernstein will be entitled to a gross-up payment to ensure that he will retain an amount equal to the excise tax imposed upon the payments, but if the payments do not exceed 110% of the statutory limit imposed by Section 280G of the Code, the payments will be reduced to the maximum amount that does not result in the imposition of such excise tax.
Mr. Bernstein is subject to a confidentiality provision, in addition to covenants with respect to noncompetition during his employment and six months thereafter and non-solicitation of customers and employees for twelve months following his termination of employment.
A change in control is defined as, among other things:

•	AXA Financial and its majority-owned subsidiaries ceasing to control the election of a majority of the AB Board of Directors; or

•	AB Holding, or any successor thereto, ceasing to be a publicly traded entity.

Mr. Bernstein negotiated the severance and change-in-control provisions to have the security and flexibility to focus on the business and preserve the value of his long-term incentive compensation. The AB Board of Directors and AXA determined that these provisions were reasonable and appropriate because they were necessary to recruit and retain Mr. Bernstein and provided Mr. Bernstein with effective incentives for future performance. The AB Board of Directors and AXA determined to limit the applicability of the excise tax gross-up provision since the application of the excise tax is more burdensome on newly hired employees.
The AB Board of Directors and AXA also concluded that the change-in-control and termination provisions in the SB Employment Agreement fit within AB’s overall compensation objectives because these provisions, which align with AB’s goal of providing its executives with effective incentives for future performance, also:

•	permitted AB to recruit and retain a highly-qualified CEO;

•	aligned Mr. Bernstein’s long-term interests with those of AB’s Unitholders and clients;

•	were consistent with AXA’s and the AB Board of Directors’ expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Bernstein’s tenure; and

•
were consistent with the AB Board of Directors’ expectations that Mr. Bernstein would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.

The AB Compensation Committee
The AB Compensation Committee has general oversight of compensation and compensation-related matters, including:

•	determining cash bonuses;

•
determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AB and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the AB Board of Directors with respect to adopting any new incentive compensation plan, including equity-based plans; and

•	reviewing and approving the compensation of the CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation.

Other Compensation-Related Matters
Code Section 162(m) is not applicable to either AB or AB Holding.
COMPENSATION COMMITTEE REPORT

The members of the EQ OCC reviewed and discussed with management the Compensation and Discussion Analysis above and, based on such review, recommended its inclusion in this Form 10-K.

Kristi A. Matus (Chair)
Barbara Fallon-Walsh
Bertram L. Scott
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the EQ OCC during 2017 included: Lorie Slutsky, Ms. Fallon-Walsh, Ms. Matus and Mr. Scott. No member of the EQ OCC has served as an officer or employee of AXA Equitable or its subsidiaries. During 2017, (a) none of AXA Equitable’s executive officers served as a member of the compensation committee of any entity for which a member of the AXA Equitable Board of Directors served as an executive officer and (b) none of AXA Equitable’s executive officers served as a director of another entity, any of whose executive officers served on the EQ OCC.
CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION
AXA Equitable has considered whether the compensation practices of AXA Equitable and AB are reasonably likely to have a material adverse effect on AXA Equitable and determined that they do not. When conducting the analysis, AXA Equitable considered that its programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. The overall design and metrics of AXA Equitable’s incentive compensation program effectively balance performance over time, considering both company earnings and individual results with multi-year vesting and performance periods. AXA Equitable’s short-term incentive program further mitigates risk by permitting discretionary adjustments for both funding and granting purposes. AXA Equitable also considered that its general risk management controls, oversight of programs, award review and governance processes preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

AXA Equitable also considered that a substantial portion of each long-term incentive compensation award granted to an eligible employee of AB is denominated in AB Holding Units that are not delivered until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating a substantial portion of the award in restricted AB Holding Units and deferring its delivery sensitizes employees to risk outcomes and discourages them from taking excessive risks that could lead to a decrease in the value of the AB Holding Units. Furthermore, all outstanding long-term incentive compensation awards generally include a provision permitting AB to “claw-back” the unvested portion of an employee’s long-term incentive compensation award if the AB Compensation Committee determines that (i) the employee failed to follow existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on AB or the employee’s business unit.

CHIEF EXECUTIVE OFFICER PAY RATIO INFORMATION
In 2017, the compensation of Mr. Pearson was approximately 70 times the median pay of all employees, resulting in a Chief Executive Officer pay ratio of 70 : 1.

	Mark Pearson	Median Employee
Base salary ($)	$1,250,114	$90,165
Cash bonus ($)	$2,526,000	$8,615
Stock awards ($)	$2,408,658	$—
Change in pension value ($)	$1,017,919	$6,698
All other compensation ($)	$370,237	$3,461

Total ($)	$7,572,928	$108,939

2017 CEO Pay Ratio		70:1

The median employee was identified by examining 2017 total compensation for all individuals, excluding Mr. Pearson, who were employed by AXA Equitable and its subsidiaries as of December 29, 2017, the last day of the payroll year. All employees were included in this process, whether employed on a full-time or part-time basis. Total compensation included base salary (plus overtime, as applicable), commissions (as applicable), cash bonuses and the grant date fair value of equity-based awards. No assumptions or estimates were made with respect to total compensation, but compensation paid to non-U.S. employees was adjusted based on the average monthly exchange rates for the 12-month period ending September 30, 2017 between the local currencies in which the employees were paid and U.S. dollars.
After identifying the median employee based on total compensation, the median employee’s compensation for 2017 was compared to Mr. Pearson’s compensation using the same methodology used for the Summary Compensation Table included in this Item 11.
SUMMARY COMPENSATION TABLE
The following table presents the total compensation of our Named Executive Officers for services performed for us for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, except that no information is provided for years prior to 2016 for Mr. Winikoff or for years prior to 2017 for Mr. Bernstein since they were not Named Executive Officers in those years.
The amounts listed in this table as well as all other executive compensation tables reflect all payments made to the EQ Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported in the following table includes items such as salary and non-equity incentive compensation as well as the grant date fair value of equity-based compensation. The equity-based compensation may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “Total Compensation” as described in the Compensation Discussion and Analysis.

Name	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Pearson, Mark	2017	$1,250,114		$2,067,378	$341,280	$2,526,000	$1,017,919	$370,237	$7,572,928
Chairman, President and Chief Executive Officer	2016	$1,250,744		$2,010,449	$382,419	$2,164,000	$393,441	$389,201	$6,590,254
	2015	$1,250,744		$1,681,267	$261,309	$2,341,000		$573,100	$6,107,420
Malmstrom, Anders	2017	$658,228		$526,564	$106,722	$1,047,248	$180,070	$330,539	$2,849,371
Senior Executive Director and Chief Financial Officer	2016	$658,228		$496,993	$116,089	$850,000	$280,596	$172,895	$2,574,801
	2015	$658,228		$350,014	$61,295	$940,000	$22,125	$165,337	$2,196,999

Winikoff, Brian	2017	$737,246		$559,481	$113,389	$936,729	$52,726	$168,155	$2,567,726
Senior Executive Director and Head of U.S. Life, Retirement and Wealth Management	2016	$332,950		$1,599,925		$900,000		$20,054	$2,852,929
	2015								$—

Hattem, Dave	2017	$609,333		$646,471	$106,722	$788,119	$578,537	$155,009	$2,884,191
Senior Executive Director and General Counsel	2016	$599,893		$648,443	$123,348	$750,000	$238,250	$134,224	$2,494,158
	2015	$551,331	$47,596	$429,728	$66,791	$720,000	$16,467	$159,859	$1,991,772

Seth, Bernstein	2017	$334,615	$3,000,000	$3,500,003				$148,274	$6,982,892
Chief Executive Officer of AllianceBernstein Corporation

(1)
For the EQ Named Executive Officers, the amounts in this column reflect actual salary paid in each year. Mr. Bernstein's annual base salary is $500,000. The salary figure in the table is prorated based on his hire date (May 1, 2017).

(2)
No bonuses were paid to the EQ Named Executive Officers in 2017, 2016 or 2015 except that Mr. Hattem was paid a bonus in May 2015 to compensate him for the loss of AXA stock options due to regulatory and other constraints prohibiting his exercise. Mr. Bernstein was paid a bonus in 2017 consistent with the SB Employment Agreement.

(1)
For Mr. Winikoff, this column reflects the grant date fair value of his sign-on restricted stock unit (“RSU”) grant in 2016. For Mr. Bernstein, this column reflects the grant date fair value of the SB Sign-On Grant. Otherwise, the amounts reported in this column represent the aggregate grant date fair value of AXA performance shares awarded in each year in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to Consolidated Financial Statements for the year ended December 31, 2017. The AXA performance share grants were valued at target which represents the probable outcome at grant date. A maximum payout for the AXA performance share grants, valued at the grant date fair value, would result in values of:

	2017	2016	2015
Mr. Pearson	$2,687,592	$2,613,584	$2,185,653
Mr. Malmström	$684,533	$646,091	$455,027
Mr. Winikoff	$727,326
Mr. Hattem	$840,412	$842,976	$558,656

The 2017 AXA performance share grants, Mr. Winikoff’s sign-on RSU grant and the AB Sign-On Grant are described in more detail below in “—Executive Compensation—Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”

(3)
The amounts reported in this column represent the aggregate grant date fair value of AXA stock options awarded in each year in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to Consolidated Financial Statements for the year ended December 31, 2017. The 2017 AXA stock option grants are described in more detail below in “—Supplemental Information for Summary Compensation and Grants of Plan-Based Awards Tables.”

(4)
The amounts reported for 2017 are the awards paid in February 2018 to each of the Named Executive Officers based on their 2017 performance. The amounts reported for 2016 are the awards paid in February 2017 to each of the Named Executive Officers based on their 2016 performance. The amounts reported for 2015 are the awards paid in February 2016 to each of the Named Executive Officers based on their 2015 performance.

(5)
The amounts reported represent the increase in the actuarial present value of accumulated pension benefits for the Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2017, 2016 or 2015. For more information regarding the pension benefits for each Named Executive Officer, see the "Pension Benefits as of December 31, 2017" table below.

(6)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Auto (a)	Excess Liability Insurance (b)	Financial Advice (c)	401k Plan Contributions (d)	Excess 401(k) Contributions (e)	Other Perquisites/ Benefits (f)	Total
Pearson, Mark	2017	$10,246	$8,161	$24,546	$13,020	$314,264	$—	$370,237
	2016	$11,469	$8,110	$24,220	$12,938	$332,464	$—	$389,201
	2015	$17,874	$8,110	$34,610	$16,912.5	$342,264	$153,329	$573,100
Malmstrom, Anders	2017	$—	$—	$28,484	$13,020	$123,823	$165,212	$330,539
	2016	$333		$25,980	$12,938	$133,323	$321	$172,895
	2015	$839		$29,190	$16,913	$109,323	$9,072	$165,337
Winikoff, Brian	2017	$—		$17,791	$13,020	$136,725	$619	$168,155
	2016	$—	$—	$—	$12,938	$6,795	$321	$20,054
	2015
Hattem, Dave	2017	$—	$—	$15,000	$13,020	$118,809	$8,180	$155,009
	2016	$51		$—	$12,938	$114,487	$6,748	$134,224
	2015	$6,157		$17,524	$16,913	$109,558	$9,707	$159,859
Seth, Bernstein	2017	$146,845					$1,429	$148,274
	2016
	2015

(a)
Pursuant to his employment agreement, Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2017 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. Pursuant to his employment agreement, Mr. Bernstein is entitled to a car and driver for his business and personal purposes and this column includes auto lease costs ($10,493) and driver compensation and other auto related expenses ($136,352).

(b)
AXA Equitable pays the premiums for excess liability insurance coverage for Mr. Pearson pursuant to his employment agreement. The amounts in this column reflect the actual amount of the premiums paid for each year.

(c)
AXA Equitable pays for financial planning and tax preparation services for each of the EQ Named Executive Officers. The amounts in this column reflect the actual amounts paid to the service provider for each year.

(d)	This column includes the amount of company contributions received by each EQ Named Executive Officer under the 401(k) Plan for 2017.

(e)	This column includes the amount of any excess 401(k) contributions made by AXA Equitable to the Post-2004 Plan for each EQ Named Executive Officer.

(f)	This column includes for 2017:

Mr. Malmström	$157,783 - relocation expense of $100,000 and related tax gross-up of $57,783 $7,429 - costs related to having a guest accompany him to company events
Mr. Winikoff	$577 - cost related to having a guest accompany him to a company event $41 - refund of health insurance premium
Mr. Hattem	$8,042 - costs related to having a guest accompany him to company events
Mr. Bernstein	$1,429 - life insurance premiums
2017 GRANTS OF PLAN-BASED AWARDS
The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table includes both equity and non-equity awards granted during 2017.

		OCC Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (4) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (5)	Closing Market Price on Date of Grant	Grant Date Fair Value of Stock and Option Awards (6)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Pearson, Mark			$—	$2,128,400	n/a
	6/21/2017	2/15/2017				—	170,004	170,004			$26.69	$26.80	$341,280
	6/21/2017	2/15/2017				—	97,144	126,287					$2,067,378
Malmstrom, Anders			$—	$800,000	n/a
	6/21/2017	2/15/2017					17,720	17,720		35,442	$26.69	$26.80	$106,722
	6/21/2017	2/15/2017					30,377	39,490					$526,564
Winikoff, Brian			$—	$900,000	n/a
	6/21/2017	2/15/2017				—	18,827	18,827		37,656	$26.69	$26.80	$113,389
	6/21/2017	2/15/2017				—	32,276	41,959					$559,481
Hattem, Dave			$—	$650,000	n/a
	6/21/2017	2/15/2017				—	17,720	17,720		35,442	$26.69	$26.80	$106,722
	6/21/2017	2/15/2017				—	30,377	39,490					$646,471
Seth, Bernstein
	5/16/2017								164,706				$3,500,003

(1)	For the EQ Named Executive Officers, this column reports the date on which the EQ OCC approved its recommendation of the grants to the AXA Board of Directors.

(2)
For the EQ Named Executive Officers, the target column shows the target award for 2017 under the STIC Program assuming the plan was 100% funded. There is no minimum or maximum award for any participant in this plan. The actual 2017 awards paid to the EQ Named Executive Officers are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(3)
The second row for each EQ Named Executive Officer shows the AXA stock options granted under the AXA Stock Option Plan on June 21, 2017. The third row for each EQ Named Executive Officer shows the AXA performance shares granted under the AXA 2017 Performance Share Plan on June 21, 2017.

(4)	For Mr. Bernstein, this column shows the SB Sign-On Grant.

(5)
The exercise price for the AXA stock options granted on June 21, 2017 is equal to the average of the closing prices for an AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 21, 2017. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on June 20, 2017.

(6)
For the EQ Named Executive Officers, the amounts in this column represent the aggregate grant date fair value of the AXA stock options and AXA performance shares granted in 2017 in accordance with FASB ASC Topic 718. The AXA performance share grants were valued at target which represents the probable outcome at grant date. For Mr. Bernstein, the amount in this column represents the grant date fair value of the SB Sign-On Grant

SUPPLEMENTAL INFORMATION FOR SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES
2017 Stock Option Award Grants
The AXA stock option awards granted to the EQ Named Executive Officers on June 21, 2017 have a 10-year term and a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, provided that the last third will vest on June 21, 2022 only if the AXA ordinary share performs at least as well as the SXIP Index over a specified period of at least three years. This performance condition applies to all of Mr. Pearson’s options. The exercise price for the options is 23.92 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding June 21, 2017.
In the event of retirement, the AXA stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Messrs. Hattem and Pearson are currently eligible to retire, their AXA stock options will not be forfeited due to any service condition.
2017 Performance Share Award Grants
An AXA performance share is a “phantom” share of AXA that, once earned and vested, provides the right to receive an AXA ordinary share at the time of payment. AXA performance shares are granted unearned. Under the 2017 AXA Performance Shares Plan, the number of shares that is earned is determined at the end of a three-year performance period, starting on January 1, 2017 and ending on December 31, 2019, by multiplying the number of shares granted by a performance percentage that is determined as described below. If no dividend is proposed for payment by the AXA Board of Directors to AXA’s stockholders for 2017 and/or 2018 and/or 2019, the performance percentage for the grant will be divided in half. The AXA performance shares granted to the EQ Named Executive Officers on June 21, 2017 cliff vest after four years.
The performance percentage for the 2017 AXA Performance Shares Plan initially will be determined based: (a) 40% on AXA’s performance with respect to adjusted earnings per share, (b) 50% on AXA Financial R&P Operations’ performance with respect to adjusted earnings and underlying earnings (each weighted 50%) and (c) 10% on AXA’s score on the DJSI World, a Dow Jones sustainability index which tracks the performance of the world’s sustainability leaders. A positive or negative adjustment of 5% will then be made to the performance percentage based on AXA’s relative performance against a selection of its peers with respect to total stockholder return. The components of the performance percentage and their targets are determined by the AXA Board of Directors based on their review of AXA’s strategic objectives, market practices and regulatory changes.
Generally, if performance targets are met, 100% of the AXA performance shares initially granted is earned. Performance that exceeds the targets results in increases in the number of shares earned, subject to a cap of 130% of the initial number of shares. Performance that falls short of targets results in a decrease in the number of shares earned with a possible forfeiture of all shares. Since AXA uses IFRS as its principal method of accounting, AXA’s adjusted earnings per share and AXA Financial R&P Operations’ adjusted earnings and underlying earnings are calculated using IFRS. Accordingly, they are not measures calculated and presented in accordance with U.S. GAAP.

The settlement of 2017 AXA performance shares will be made in AXA ordinary shares on June 21, 2021. In the case of retirement, a participant is treated as if he or she continued employment until the settlement date. Accordingly, Messrs. Hattem and Pearson will still receive a payout if they choose to retire prior to the end of the vesting period.
Mr. Winikoff’s RSUs Grant
On July 5, 2016, Mr. Winikoff received a sign-on grant of 84,611 RSUs in respect of AXA ordinary shares. These RSUs will vest ratably over a four-year period and be paid out in cash within 30 days after the vesting date. 21,153 of these RSUs vested in 2017.

The SB Sign-On Grant

On May 16, 2017, in connection with the commencement of Mr. Bernstein’s employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3,500,003, or 164,706 restricted AB Holding which, subject to accelerated vesting upon circumstances described in the SB Employment Agreement, vest ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by AB on the vesting date. Also, subject to accelerated delivery of the SB Sign-On Grant upon circumstances described in the SB Employment Agreement, the entire SB Sign-On Grant, minus any AB Holding Units withheld to cover applicable taxes, will be delivered to Mr. Bernstein as promptly as possible after May 1, 2021. Mr. Bernstein will receive the cash distributions payable with respect to the unvested portion of the SB Sign-On Grant and the vested but undelivered portion of the SB Sign-On Grant on the same basis as cash distributions are paid to AB Holding Unitholders generally.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2017

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2017. The table includes outstanding equity grants from past years as well as the current year. For the EQ Named Executive Officers, equity grants in 2017 and prior years were awarded in respect of AXA ordinary shares. For Mr. Bernstein, equity grants in 2017 were awarded in respect of AB Holding Units.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Pearson, Mark			2,936	$33.21	04/01/18	45,418	$1,177,884	286,589	$7,432,485
	34,574			$21.59	06/10/19
	60,500			$21.08	03/19/20
	137,500			$20.63	03/18/21
	116,000			$15.96	03/16/22
	140,000			$17.83	03/22/23
	41,133		82,267	$25.74	03/24/24
			145,458	$26.12	06/19/25
			186,069	$24.00	06/06/26
			170,004	$26.69	06/21/27
Malmstrom, Anders	11,644			$17.83	03/22/23	13,398	$347,468	83,899	$2,175,862
	12,207	12,207	12,206	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25
		37,656	18,828	$24.00	06/06/26
		35,442	17,720	$26.69	06/21/27
Winikoff, Brian		37,656	18,827	$26.69	06/21/27	63,458	$1,645,739	32,276	$837,055
Hattem, Dave			2,251	$33.21	04/01/18	12,415	$321,974	85,916	$2,228,171
	11,313	11,313	11,314	$25.74	03/24/24
		24,786	12,393	$26.12	06/19/25
		40,012	20,004	$24.00	06/06/26
		35,442	17,720	$26.69	06/21/27
Seth Bernstein						164,706	$4,125,885

(1)
All AXA stock options have ten-year terms. All AXA stock options granted after 2013 have a vesting schedule of five years, with one-third of the grant vesting on each of the third, fourth and fifth anniversaries of the grant, and all AXA stock options granted in 2008 through 2013 have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date; provided that for all these grants the last third will vest only if the AXA ordinary share performs at least as well as the SXIP Index during a specified period (this condition applies to all AXA stock options granted to Mr. Pearson after 2011).

(2)
All AXA stock options have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)
For all of the EQ Named Executive Officers except Mr. Winikoff, this column reflects earned but unvested AXA performance shares granted in 2014 with a vesting date of March 24, 2018. For Mr. Winikoff, this column reflects the unvested portion of his sign-on RSU grant for 2016. His RSUs will vest ratably over a four-year period and be paid out in cash within 30 days after the vesting date. For Mr. Bernstein, this column reflects his AB Sign-On Grant.

(4)	This column reflects unearned and unvested AXA performance shares granted in 2015, 2016 and 2017 to the EQ Named Executive Officers as follows:

	2015 AXA Performance Shares Vesting 6/19/19	2016 AXA Performance Shares Vesting 6/06/20	2017 AXA Performance Shares Vesting 6/21/21
Mr. Pearson	83,119	106,326	97,144
Mr. Malmström	21,245	32,227	30,377
Mr. Winikoff			32,276
Mr. Hattem	21,245	34,294	30,377

OPTION EXERCISES AND STOCK VESTED IN 2017
The following table summarizes the value received from AXA stock option exercises and stock awards vested during 2017.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#) (3)	Value Realized on Vesting ($) (4)
Pearson, Mark	5,874	$31,871	45,734	$1,143,350
Malmstrom, Anders			13,491	$337,275
Winikoff, Brian			21,153	$578,132.64
Hattem, Dave	79,364	$999,118	12,501	$312,525
Seth, Bernstein

(1)	This column reflects the number of AXA stock options exercised in 2017 by Mr. Pearson and Mr. Hattem.

(2)	All shares acquired upon the option exercises were immediately sold. This column reflects the actual sale price received less the exercise price.

(3)
For Mr. Winikoff, this column reflects the portion of his RSUs that vested in 2017. Otherwise, this column reflects the first tranche of the AXA performance shares earned under the 2014 AXA Performance Shares Plan that vested in 2017.

(4)
The value of the AXA performance shares that vested in 2017 was determined based on the average of the high and low AXA ordinary share price on the vesting date, converted to US dollars using the European Central Bank reference rate on the vesting date.

PENSION BENEFITS AS OF DECEMBER 31, 2017
The following table lists the pension program participation and actuarial present value of each EQ Named Executive Officer’s defined benefit pension at December 31, 2017. Note that Messrs. Malmström and Winikoff did not participate in the Retirement Plan or the Excess Plan since they were not eligible to participate in these plans prior to their freeze. Mr. Bernstein does not have any pension benefits.

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments during the last fiscal year ($)
Pearson, Mark	AXA Equitable Retirement Plan	3	$70,739	—
	AXA Equitable Excess Retirement Plan	3	$702,234	—
	AXA Equitable Executive Survivor Benefit Plan	23	$4,298,300	—
Malmstrom, Anders	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	6	$511,466	—
Winikoff, Brian	AXA Equitable Retirement Plan	—	$—	—
	AXA Equitable Excess Retirement Plan	—	$—	—
	AXA Equitable Executive Survivor Benefit Plan	1	$52,726	—
Hattem, Dave	AXA Equitable Retirement Plan	19	$517,856	—
	AXA Equitable Excess Retirement Plan	19	$1,074,995	—
	AXA Equitable Executive Survivor Benefit Plan	24	$2,447,999	—
Seth, Bernstein

(1)
The December 31, 2017 liabilities for the Retirement Plan, the Excess Plan, and the ESB Plan were calculated using the same participant data, plan provisions and actuarial methods and assumptions used for financial reporting purposes, except that a retirement age of 65 is assumed for all calculations. The assumptions used include:

•	a discount rate of 3.40% for the Retirement Plan;

•	a discount rate of 3.32% for the Excess Plan;

•	a discount rate of 3.47% for the ESB Plan and

•	the RP-2000 mortality table projected on a full generational basis using Scale BB.

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
Prior to the freeze, the Retirement Plan provided a cash balance benefit whereby AXA Equitable established a notional account for each Retirement Plan participant. This notional account was credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation included base salary and short-term incentive compensation and was subject to limits imposed by the Internal Revenue Code. These notional accounts continue to be credited with deemed interest credits. For pay credits earned on or after April 1, 2012 up to December 31, 2013, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% and a rate derived from the average discount rates for one-year Treasury Constant Maturities. For 2017, pay credits earned prior to April 1, 2012 received an interest crediting rate of 4% while pay credits earned on or after April 1, 2012 received an interest crediting rate of 0.75%.
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
Messrs. Pearson and Hattem are each entitled to a frozen cash balance benefit under the Retirement Plan and are currently eligible for early retirement under the plan.
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
The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. Neither Mr. Pearson or Mr. Hattem made a special election. The time and form of payment of Excess Plan benefits that vested prior to 2005 are the same as the time and form of payment of the participant’s Retirement Plan benefits.
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
Level 1 coverage continues after retirement until the participant attains age 65. Levels 2, 3 and 4 coverage continue after retirement until the participant’s death, provided that, for Levels 3 and 4 coverage, all required participant contributions are made.

Level 1
A participant can choose between the following two options at Level 1:
Lump Sum Option-Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At the death of the participant, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.
Survivor Income Option-Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.
Level 2
At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and the following option:
Surviving Spouse Benefit Option-The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service (with a minimum duration of 5 years).
Levels 3 and 4
At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and the following option:
Surviving Spouse Income Addition Option-The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2017

The following table provides information on: (i) earnings on compensation Mr. Hattem has previously elected to defer and (ii) the excess 401(k) contributions received by the EQ Named Executive Officers in 2017.

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Pearson, Mark	The Post-2004 Variable Deferred Compensation Plan		$314,264	$133,235		$1,508,574
Malmstrom, Anders	The Post-2004 Variable Deferred Compensation Plan		$123,823	$62,319		$452,033
Winikoff, Brian	The Post-2004 Variable Deferred Compensation Plan		$136,725	$8,901		$152,421
Hattem, Dave	The Post-2004 Variable Deferred Compensation Plan		$118,809	$81,903	$100,722	$755,590
	The Variable Deferred Compensation Plan			$146,578		$1,332,200
Seth, Bernstein

(1)	The amounts reported in this column are also reported in the “All Other Compensation” column of the 2017 Summary Compensation Table above.

(2)	The amounts reported in this column are not reported in the 2017 Summary Compensation Table.

(3)
The amounts in this column that were previously reported as compensation in the Summary Compensation Table included in AXA Equitable’s Forms 10-K for the years ended December 31, 2016, 2015 and December 31, 2014 are:

Mr. Pearson	$1,016,981
Mr. Malmström	$242,646
Mr. Winikoff	$6,795
Mr. Hattem	$339,865
The Post-2004 Plan
The above table reflects the excess 401(k) contributions made by AXA Equitable to the EQ Named Executive Officers under the Post-2004 Plan as well as amounts deferred by Mr. Hattem under the plan.
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
Account balances in the Post-2004 Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Post-2004 Plan currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQAT.
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
In addition, AXA Equitable provides excess 401(k) contributions in the Post-2004 Plan for participants in the 401(k) Plan with eligible compensation in excess of the qualified plan compensation limit. These contributions are equal to 10% of the participant’s (i) eligible compensation in excess of the qualified plan compensation limit ($270,000 in 2017) and (ii) voluntary deferrals to the Post-2004 Plan for the applicable year.
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
Account balances in the VDCP that are attributable to deferrals of base salary and short-term incentive compensation are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The VDCP currently offers a variety of earnings crediting options.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL - EQ NAMED EXECUTIVE OFFICERS
The tables below and the accompanying text present the hypothetical payments and benefits that would have been payable if the EQ Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred on December 31, 2017 (the “Trigger Date”) and uses the closing price of the AXA ordinary share on December 29, 2017, converted to U.S. dollars where applicable.
The payments and benefits described below are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.
Retirement
The only EQ Named Executive Officers eligible to retire on the Trigger Date were Mr. Pearson and Mr. Hattem. They would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan.
Short-Term Incentive Compensation: Mr. Pearson and Mr. Hattem would have received short-term incentive compensation awards for 2017 under the Retiree Short-Term Incentive Compensation Program in the following amounts:

Mr. Pearson	$2,128,400
Mr. Hattem	$650,000
Stock Options: All AXA stock options granted to Mr. Pearson and Mr. Hattem would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited). The value at the Trigger Date of the AXA stock options that would have vested after 2017 for each of Messrs. Pearson and Hattem are:

Mr. Pearson	$1,814,269
Mr. Hattem	$539,584
Performance Shares: Mr. Pearson and Mr. Hattem would have been treated as if they continued in the employ of the company until the end of the vesting period for purposes of their AXA performance share awards. Accordingly, they would have received AXA Performance Share Plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired. The estimated values of those payouts at the Trigger Date assuming target performance are:

Mr. Pearson	$9,848,883
Mr. Hattem	$2,916,958
Retirement Benefits: Mr. Pearson and Mr. Hattem would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.
Medical Benefits: Mr. Pearson and Mr. Hattem would have been entitled to access to retiree medical coverage without any company subsidy.
ESB Plan: Mr. Pearson and Mr. Hattem would have been entitled to continuation of their participation in the ESB Plan described above.
Voluntary Termination Other Than Retirement
Mr. Malmström
If Mr. Malmström had voluntarily terminated employment on the Trigger Date:
Short-Term Incentive Compensation: He would not have been entitled to a STIC Program award for 2017.

Stock Options: All vested and unvested AXA stock options granted to him would have been forfeited on his termination date.
Performance Shares: He would have forfeited all AXA performance shares on his termination date.
Retirement Benefits: He would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above, except that he would no longer be entitled to any benefits under the ESB Plan.

Mr. Winikoff
If Mr. Winikoff had voluntarily terminated on the Trigger Date for “good reason:”

•
any outstanding RSUs granted to Mr. Winikoff would have immediately vested and been paid out in cash on their otherwise applicable payment dates (estimated value at the Trigger Date of $1,882,462); and

•
he would have been eligible to receive a payment of $2,380,000 (equal to two times his annual base salary plus his STIC Program award target for 2017). This payment would have been contingent on the execution of a general release and waiver of claims against AXA Equitable and affiliates.

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
Regardless of whether the voluntary termination was for “good reason,” Mr. Winikoff would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above, except that he would no longer be entitled to any benefits under the ESB Plan.
Mr. Pearson
If Mr. Pearson had voluntarily terminated on the Trigger Date for “good reason” as described below, he would have been entitled to: (i) temporary income payments equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent STIC Program award, (b) the average of Mr. Pearson’s last three STIC Program awards and (c) Mr. Pearson’s target STIC Program award for the year in which termination occurred; (ii) a pro-rated STIC Program award at target for the year of termination; and (iii) a cash payment equal to the additional employer contributions that Mr. Pearson would have received under the 401(k) Plan and its related excess plan for the year of his termination if those plans provided employer contributions on his temporary income payments and all of his temporary income payments were paid in that year.
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
Mr. Pearson would have received the following amounts if he had voluntarily terminated for good reason on the Trigger Date and released all claims against AXA Equitable and its affiliates:

Temporary Income Payments             $7,133,333
Pro-Rated Bonus                    $2,128,400
Cash Payment                    $ 713,333
In addition, because Mr. Pearson was eligible to retire on the Trigger Date, he would have been eligible for the retirement benefits described above, regardless of whether he terminated for good reason.

Mr. Hattem
Because Mr. Hattem was eligible to retire on the Trigger Date, he would have been eligible for the retirement benefits described above.
Death
If the EQ Named Executive Officers had terminated employment due to death on the Trigger Date:
Short-Term Incentive Compensation: The EQ Named Executive Officers’ estates would not have been entitled to any STIC Program awards for 2017.
Stock Options: All AXA stock options would have immediately vested and would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death. The estimated values of the AXA stock options with accelerated vesting are:

Mr. Pearson	$1,814,269
Mr. Malmstrom	$528,852
Mr. Winikoff	$55,208
Mr. Hattem	$539,584
Performance Shares: The total number of AXA performance shares granted in 2015, 2016 and 2017 would have been multiplied by an assumed performance factor of 1.3 and the second tranche of the performance shares granted in 2014 would have been multiplied by the actual performance factor for that tranche. The performance shares would have been paid in AXA ordinary shares to the executive’s heirs within 90 days following death. The estimated values of those payouts are:

Mr. Pearson	$12,399,355
Mr. Malmstrom	$3,632,936
Mr. Winikoff	$1,244,695
Mr. Hattem	$3,681,560
Restricted Stock Units: Mr. Winikoff’s RSUs would have immediately vested in full for an estimated value of $1,882,462.
Retirement Benefits: The executives’ heirs would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.
Involuntary Termination Without Cause
EQ Named Executive Officers Other than Mr. Pearson
The EQ Named Executive Officers, excluding Mr. Pearson, would have been eligible for severance benefits under the Severance Benefit Plan, as supplemented by the Supplemental Severance Plan (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-solicitation provisions.
The severance benefits would have included:

•	temporary income payments equal to 52 weeks’ of base salary;

•
additional temporary income payments equal to the greater of: (i) the most recent STIC Program award paid to the executive, (ii) the average of the three most recent STIC Program awards paid to the executive or (iii) the executive’s target STIC Program award for 2017;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC Program award for 2017 and (ii) $40,000; and

•	one year’s continued participation in the ESB Plan.

The EQ Named Executive Officers would have had a one-year severance period. If an EQ Named Executive Officer would have been eligible to retire prior to the end of the severance period, all AXA stock options granted to him would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited). Also, the EQ Named Executive Officer would have been treated as if he continued in the employ of AXA Equitable until the end of the vesting period for his AXA performance shares.
In addition to the above, Mr. Winikoff would have received the following:

•	the immediately vesting of his outstanding RSUs for an estimated value of $1,882,462 and

•
a payment equal to (i) two times his annual base salary plus his STIC Program award target for 2017, reduced by (ii) any severance pay for which he would otherwise eligible under the Severance Plan or the Supplemental Severance Plan. This payment would be contingent on all other terms and conditions of the Severance Plan and Supplemental Severance Plan, including the execution of a general release and waiver of claims against AXA Equitable and affiliates.

The following table lists the payments that the EQ Named Executive Officers would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their AXA stock option and AXA performance share awards:

	Severance Benefits		Equity Grants
NAME	Severance	Lump Sum Payment	Stock Options	Performance Shares
Malmstrom, Anders	$1,505,946	$840,000	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
Winikoff, Brian	$1,635,596	$2,584,403	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited
Hattem, Dave	$1,355,351	$690,000	Continued vesting in all options and ability to exercise the options through expiration date.	Would receive payouts in the same time and in the same amounts as if he had continued to be employed.

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

Change-in-Control

With the exception of Mr. Pearson, none of the EQ Named Executive Officers are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided for all AXA stock options granted under the AXA Stock Option Plan. For those options, if there is a change in control of AXA Financial, all unvested options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. The value of the AXA stock options that would have immediately vested for each EQ Named Executive Officer is:

Mr. Pearson	$1,814,269
Mr. Malmström	$528,852
Mr. Winikoff	$55,208
Mr. Hattem	$539,584

As mentioned above, Mr. Pearson’s employment agreement provides that “good reason” includes Mr. Pearson’s termination of employment in the event of a change in control (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). Accordingly, Mr. Pearson would have been entitled to the benefits described above for a voluntary termination for good reason, subject to the same conditions. For this purpose, a change in control includes: (a) any person becoming the beneficial owner of more than 50% of the voting stock of AXA Financial, (b) AXA and its affiliates ceasing to control the election of a majority of the AXA Financial Board of Directors and (c) approval by AXA Financial’s stock holders of a reorganization, merger or consolidation or sale of all or substantially all of the assets of AXA Financial unless AXA and its affiliates owned directly or indirectly more than 50% of voting power of the company resulting from such transaction.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL - MR. BERNSTEIN

Estimated payments and benefits to which Mr. Bernstein would have been entitled upon a change in control of AB or the specified qualifying events of termination of employments as of the Trigger Date, using the closing price of an AB Holding Unit on December 29, 2017, are as follows:

Change in Control

Cash	Equity	Other Benefits	Total
	$4,125,885		$4,125,885

Termination Due to Non-Extension of Employment Term

Cash	Equity	Other Benefits	Total
	$4,125,885		$4,125,885

Termination by Mr. Bernstein for Good Reason or by AB other than for Cause

Cash	Equity	Other Benefits	Total
$3,500,000	$4,125,885	$13,610	$7,639,495

Death or Disability

Cash	Equity	Other Benefits	Total
	$4,125,885	$13,610	$4,139,495

Termination by Mr. Bernstein for good reason or by AB without prior to May 1, 2018 and within 12 months of a change in control

Cash	Equity	Other Benefits	Total
$10,500,000	$4,125,885	$13,610	$14,639,495

2017 DIRECTOR COMPENSATION

The following table provides information on compensation that was paid to our directors for 2017 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and MONY America. The amounts below include amounts paid for the directors’ services for all three boards.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Income ($)	All Other Compensation(4) ($)	Total ($)
Buberl, Thomas	$—	$—	$—	$—	$—	$—	$—
De Oliveira, Ramon	$83,400	$99,999	$—	$—	$—	$40	$183,439
Duverne, Denis	$—	$—	$—	$—	$—	$9,534	$9,534
Evans, Paul	$—	$—	$—	$—	$—	$—	$—
Fallon-Walsh, Barbara	$128,000	$99,999	$—	$—	$—	$762	$228,761
Kaye, Daniel	$103,500	$99,999	$—	$—	$—	$616	$204,115
Matus, Kristi	$89,637	$99,999	$—	$—	$—	$40	$189,676
Scott, Bertram	$99,900	$99,999	$—	$—	$—	$40	$199,939
Slutsky, Lorie A.	$33,189	$65,695	$—	$—	$—	$17	$98,901
Stansfield, George	$—	$—	$—	$—	$—	$231,870	$231,870
Stonehill, Charles	$9,375	$13,750	$—	$—	$—	$3	$23,128
Vaughan, Richard C.	$123,500	$99,999	$—	$—	$—	$616	$224,115

(1)	For 2017, each of the non-officer directors received the following cash compensation:
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

(2)
The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2017 in accordance with FASB ASC Topic 718, and the assumptions made in calculating them can be found in Note 13 of the Notes to the Consolidated Financial Statements. As of December 31, 2017, our directors had outstanding restricted stock awards in the following amounts:

Mr. De Oliveira	5,597
Ms. Fallon-Walsh	5,597
Mr. Kaye	3,834
Ms. Matus	3,834
Mr. Scott	5,597
Ms. Slutsky	5,597
Mr. Vaughan	5,597

(3)	As of December 31, 2017, our directors had outstanding stock options in the following amounts:

Mr. De Oliveira	4,361
Ms. Fallon-Walsh	2,127
Mr. Scott	—
Ms. Slutsky	1,092
Mr. Vaughan	6,303

(4)
For Mr. Stansfield and Mr. Duverne, this column reflects compensation paid for services performed for AXA Financial. For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or to a business event.

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

Stock Options

The value of the stock option grants was determined using the Black-Scholes methodology or other methodology used with respect to option awards contemporaneously made to employees. The options are subject to a four-year vesting schedule whereby one-third of each grant vests on the second, third and fourth anniversaries of the grant date.

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

Account balances in the Deferral Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Deferral Plan currently offers a variety of earnings crediting options.

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

Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

We are an indirect, wholly owned subsidiary of AXA Financial, which is a direct, wholly owned subsidiary of Holdings. Holdings’ common stock is 100% owned by AXA.
SECURITY OWNERSHIP BY MANAGEMENT

The following tables set forth, as of December 31, 2017, certain information regarding the beneficial ownership of common stock of AXA and of AB Holding Units and AB Units by each of our directors and executive officers and by all of our directors and executive officers as a group.

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Mark Pearson(2)	993,205	*
Thomas Buberl(3)	397,181	*
Ramon de Oliveira(4)	35,117	*
Barbara Fallon-Walsh(5)	26,183	*
Daniel G. Kaye	9,064	*
Kristi A. Matus	4,959	*
Bertram L. Scott(6)	21,721	*
George Stansfield(7)	262,372	*
Charles G.T. Stonehill(8)	461	*
Richard C. Vaughan(9)	41,554	*
Seth Bernstein	—	*
Dave S. Hattem(10)	109,723	*
Jeffrey J. Hurd	—	*
Anders Malmström(11)	122,230	*
Brian Winikoff(12)	32,276	*
All directors, director nominees and executive officers as a group (15 persons)(13)	2,056,046	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes (i) 529,707 shares Mr. Pearson can acquire within 60 days under option plans and (ii) 286,589 unvested AXA performance shares.

(3)	Includes (i) 199,769 unvested AXA performance shares and (ii) 4,295 units in AXA employee shareholding plans.

(4)	Includes 4,361 shares Mr. de Oliveira can acquire within 60 days under option plans.

(5)	Includes (i) 2,127 shares Ms. Fallon-Walsh can acquire within 60 days under option plans and (ii) 24,056 deferred stock units under The Equity Plan for Directors.

(6)	Includes 21,721 deferred stock units under The Equity Plan for Directors.

(7)	Includes (i) 41,134 shares Mr. Stansfield can acquire within 60 days under option plans, (ii) 111,145 unvested AXA performance shares and (iii) 20,480 units in AXA employee shareholding plans.

(8)	Includes 461 deferred stock units under The Equity Plan for Directors.

(9)	Includes 6,303 shares Mr. Vaughan can acquire within 60 days under option plans.

(10)	Includes (i) 11,313 shares Mr. Hattem can acquire within 60 days under option plans and (ii) 85,916 unvested AXA performance shares.

(11)	Includes (i) 23,851 shares Mr. Malmström can acquire within 60 days under option plans and (ii) 83,899 unvested AXA performance shares.

(12)	Includes 32,276 unvested AXA performance shares.

(13)	Includes 618,796 shares the directors and executive officers as a group can acquire within 60 days under option plans.

AB Holding Units and AB Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.
Name of Beneficial Owner	Number of Units(1)	Percent of Class	Number of Units(1)
Mark Pearson	—	*	—
Thomas Buberl	—	*	—
Ramon de Oliveira	7,059	*	—
Barbara Fallon-Walsh	7,059	*	—
Daniel G. Kaye	7,059	*	—
Kristi A. Matus	—	*	—
Bertram L. Scott	—	*	—
George Stansfield	—	*	—
Charles G.T. Stonehill	—	*	—
Richard C. Vaughan	—	*	—
Seth Bernstein(2)	164,706	*	—
Dave S. Hattem	—	*	—
Jeffrey J. Hurd	—	*	—
Anders Malmström	—	*	—
Brian Winikoff	—	*	—
All directors, director nominees and executive officer of as a group (15 persons)	185,883	*	—

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

(2)	Reflects 164,706 restricted AB Holding Units awarded to Mr. Bernstein pursuant to the CEO Employment Agreement that have not yet vested.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS
Retirement and Protection

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

As a wholly owned subsidiary of AXA Financial, and ultimately of AXA, AXA Equitable (and its subsidiaries) enter into various transactions with both AXA Financial and AXA and their subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. While there is no formal written policy for the review and approval of transactions between AXA Equitable and AXA and/or AXA Financial, such transactions are routinely subject to a review and/or approval process. For example, payments made by AXA Equitable to AXA and its subsidiaries or received by AXA Equitable from AXA and its subsidiaries pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis. The amount paid or received by AXA Equitable for any personnel, property and services provided under such Intercompany Agreements must be reasonable. Additionally, Intercompany Agreements to which AXA Equitable is a party are subject to the approval of the NYDFS pursuant to New York’s insurance holding company systems act.

In practice, any proposed related party transaction which management deems to be significant or outside of the ordinary course of business would be submitted to the Board of Directors for its approval.
Investment Management and Research

The partnership agreements for each of AB Holding and AB expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AB Holding and AB if the terms of the transaction are approved by AllianceBernstein Corporation (the “General Partner”) in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, AB’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AB’s audit committee for review and approval. AB is not aware of any transaction during 2017 between it and any related person with respect to which these procedures were not followed.

AB’s relationships with AXA Affiliates are also subject to applicable provisions of the insurance laws and regulations of New York and other states. Under such laws and regulations, the terms of certain investment advisory and other agreements AB enters into with AXA Affiliates are required to be fair and equitable and charges or fees for services performed must be reasonable. Also, in some cases, the agreements are subject to regulatory approval.

AB has written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of its employees are established in accordance with AB’s human resources practices, taking into consideration the defined qualifications, responsibilities and nature of the role.
TRANSACTIONS BETWEEN THE COMPANY AND AFFILIATES
The following tables summarize transactions between the Company and related persons during 2017.

Services Received from Affiliates:

RETIREMENT AND PROTECTION(1)
Affiliate(2)	General Description of Relationship	Amount Paid or Accrued in 2017
AXA Distribution and its subsidiaries(3)	Sell our insurance products, for which we pay them commissions and fees.	$607,999,082
AXA Technology Services America, Inc. (“AXA Tech”)	Provides certain technology related services, including data processing services and functions.	$98,700,000
AXA Financial	Provides certain employee compensation and benefits, and we reimburse them for expenses related thereto.	$65,408,862
AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)	Provides maintenance and development support for certain applications.	$16,576,111
GIE Informatique AXA (“GIE Informatique”)	Provides certain corporate services, including marketing and branding, finance and control, strategy, business support and development, audit and legal.	$15,839,845
AXA Business Service Private Ltd. (“ABS”)	Provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$13,318,504
AXA Global Life	Provides services related to our life business and advice on our strategic initiatives.	$2,513,629
AXA Investment Managers Inc. (“AXA IM”), AXA Real Estate Investment Managers (“AXA REIM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”)	Provide sub-advisory services to our retail mutual funds and advisory services to certain investments in our General Account.	$4,922,573

INVESTMENT MANAGEMENT AND RESEARCH(4)
Affiliate(2)	General Description of Relationship	Amount Paid or Accrued in 2017
AXA Advisors(5)	Distributes certain of AB’s retail products and provides private wealth management referrals.	$19,202,000
ABS	Provides data processing services and support for certain investment operations functions.	$5,622,000
AXA Advisors(5)	Sells shares of AB’s mutual funds under distribution services and educational support agreements.	$1,696,000
AXA Technology Services India Pvt. Ltd.	Provides data processing services and functions.	$1,661,000
AXA Group Solutions	Provides maintenance and development support for applications.	$920,000
GIE Informatique	Provides cooperative technology development and procurement services to AB.	$687,000
AXA Wealth	Provides portfolio-related services for assets AB manages under the AXA Corporate Trustee Investment Plan.	$474,000
AXA Assistance USA, Inc.	Provides security and medical response solutions to business travelers and expatriates.	179,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.

(2)	Each entity is an indirect, wholly owned subsidiary of AXA.

(3)	AXA Distribution is an indirect, wholly owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, AXA Network and PlanConnect LLC.

(4)	AB or one of its subsidiaries is a party to each transaction.

(5)	AXA Advisors is an indirect, wholly owned subsidiary of AXA Financial.

Services Provided to Affiliates:

RETIREMENT AND PROTECTION(1)

Affiliate(2)	General Description of Relationship	Amount Received or Accrued in 2017
AXA Distribution and its subsidiaries(3)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution and its subsidiaries.	$283,470,583
MONY America(4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MONY America.	$131,318,994
MONY America(4)	We sell insurance products, for which we receive commissions and fees from MONY America.	$43,144,477
AXA Tech, AXA IM, AXA Liabilities Managers, AXA REIM, AXA Rosenberg and AXA Strategic Ventures Corporation	We provide corporate services, including participation in employee benefit plans, finance and payroll services, and we provide certain facilities to AXA Tech.	$9,688,856
AXA Corporate Solutions Life Reinsurance Company (“ACS”)	We provide certain administrative services to ACS including, but not limited to marketing, branding, finance, strategy and legal.	$3,300,000
U.S. Financial Life Insurance Company (“USFL”)(5)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to USFL.	$2,611,371
AXA Equitable Life and Annuity Company (“AXA L&A”)(6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA L&A.	$871,456
GIE Informatique	We administer the AXA Intranet site for GIE Informatique.	$770,681
MONY Life Insurance Company of the Americas, Ltd (“MLICA”)(7)	We provide certain services, including personnel, employee benefits, facilities, supplies, and equipment to MLICA.	$281,264
AXA RE Arizona(8)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA RE Arizona.	$60,223

INVESTMENT MANAGEMENT AND RESEARCH(9)
Affiliate(2)	General Description of Relationship(10)	Amount Received or Accrued in 2017
AXA AB Funds	AB provides investment management distribution and shareholder servicing related services	$17,593,000
AXA Life Insurance Co., Ltd. (Japan)		$14,090,000
AXA France IARD S.A.		$12,132,000
AXA Switzerland Life		$10,379,000
AXA RE Arizona(8)		$7,559,000
AXA Insurance UK PLC Pensions Scheme		$6,999,000
AXA Rosenberg Asia Pacific		$5,748,000
AXA Germany		$4,945,000
AXA Belgium		$3,356,000
MONY America(4)		$1,789,000
AXA Hong Kong Life		$1,641,000
AXA Mediterranean Holding S.A.U.		$1,418,000
AXA Switzerland Property & Casualty		$1,024,000
AIM Deutschland GmbH		$474,000
AXA Corporate Solutions		$432,000
AXA Investment Managers, Ltd.		$403,000
USFL(5)		$366,000
AXA Winterthur		$364,000
AXA MPS		$353,000
AXA General Insurance Hong Kong Ltd.		$304,000
AXA Insurance Company		$144,000
AXA Life Singapore		$141,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.

(2)	Each entity is an indirect, wholly owned subsidiary of AXA.

(3)	AXA Distribution is an indirect, wholly owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, AXA Network and PlanConnect LLC.

(4)	MONY America is an indirect, wholly owned subsidiary of AXA Financial.

(5)	USFL is an indirect, wholly owned subsidiary of AXA Financial.

(6)	AXA L&A is an indirect, wholly owned subsidiary of AXA Financial.

(7)	MLICA is an indirect, wholly owned subsidiary of AXA Financial.

(8)	AXA RE Arizona is an indirect, wholly owned subsidiary of AXA Financial.

(9)	AB or one of its subsidiaries is a party to each transaction.

(10)	AB provides investment management services unless otherwise indicated.

ADDITIONAL TRANSACTIONS WITH RELATED PERSONS
Reinsurance

AXA Equitable ceded to AXA RE Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA RE Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Ceded premiums in 2017 to AXA RE Arizona totaled $454,107,726. Ceded claims paid in 2017 were $213,081,915.

Various AXA affiliates, including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life. AXA Global Life, in turn, retrocedes a quota share portion of these risks prior to 2008 to AXA Equitable on a one-year term basis.

AXA Life Insurance Co., Ltd. (Japan), an AXA subsidiary, cedes a portion of its annuity business to AXA Equitable.

Various AXA Financial affiliates cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis.

Premiums earned from the above mentioned affiliated reinsurance transactions in 2017 totaled $202,39,227. Claims and expenses paid in 2017 were $4,835,848.

In April 2015, AXA entered into a mortality catastrophe bond based on general population mortality in each of France, Japan and the U.S. The purpose of the bond is to protect AXA against a severe worldwide pandemic. AXA Equitable entered into a stop loss reinsurance agreement with AXA Global Life to protect AXA Equitable with respect to a deterioration in its claim experience following the occurrence of an extreme mortality event. Premiums and expenses associated with the reinsurance agreement were $3,542,898 in 2017.

Loans to Affiliates

In September 2007, AXA received a $650 million 5.4% Senior Unsecured Note from AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.
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
In third quarter 2013, AXA Equitable purchased at fair value, AXA RE Arizona’s $50 million note receivable from AXA for $54 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

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
In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), of which AXA Equitable owns 70% and Saum Sing owns 30%. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $24,575,000, reported in Other equity investments in the consolidated balance sheets.
DIRECTOR INDEPENDENCE

See “Corporate Governance - Independence of Certain Directors” in Part III, Item 10 of this Report.

Part III, Item 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for 2017 and 2016, and fees for other services rendered by PwC:

	2017	2016
	(In thousands)
Principal Accounting Fees and Services:
Audit fees	$11,806	$10,567
Audit related fees	3,987	3,842
Tax fees	2,112	1,995
All other fees	213	628
Total	$18,118	$17,032

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

All services provided by PwC in 2017 were pre-approved in accordance with the procedures described above.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 126.

2.	Consolidated Financial Statement Schedules
The consolidated financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 126.

3.	Exhibits
The exhibits are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value
2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference
2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference
3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference
3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference
10.1	Distribution and Servicing Agreement between AXA Advisors (as Successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.2	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.3	General Agent Sales Agreement between Equitable Life and AXA Network, dated as of January 1, 2000	Filed as Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference
10.4	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.5
Revolving Credit Agreement, dated as of December 1, 2016, with AllianceBernstein L.P. and SCB LLC as Borrowers, the Industrial and Commercial Bank of China as Administrative Agent and the other lending institutions that may be party thereto
Filed as Exhibit 10.01 to AB Holding’s Form 8-K, as filed December 5, 2016 and incorporated herein by reference
10.6	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer	Filed as Exhibit 10.08 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016 and incorporated herein by reference
10.7	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer	Filed as Exhibit 10.09 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016 and incorporated herein by reference
10.8	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer	Filed as Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016 and incorporated herein by reference
10.9
Revolving Credit Agreement, dated as of December 9, 2010, Amended and Restated as of January 17, 2012 and Further Amended and Restated as of October 22, 2014, among AllianceBernstein L.P. and SCB LLC, as Borrowers; Bank of America, N.A., as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers, and the other lenders party thereto
Filed as Exhibit 10.01 to AB Holding’s Form 8-K, as filed October 24, 2014 and incorporated herein by reference
10.10	Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999	Filed as Exhibit 10.10 to AB Holding’s Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000 and incorporated herein by reference
10.11†	Form of Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan	Filed as Exhibit 10.04 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017 and incorporated herein by reference
10.12†	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017	Filed as Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017 and incorporated herein by reference
10.13†	Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017	Filed as Exhibit 10.05 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016 and incorporated herein by reference
10.14†	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended	Filed as Exhibit 10.03 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2014, as filed February 12, 2015 and incorporated herein by reference

10.15†	Employment Agreement, dated as of April 28, 2017, among Seth Bernstein, AllianceBernstein Holding L.P., AllianceBernstein L.P. and AllianceBernstein Corporation	Filed as Exhibit 10.3 to AB Holding’s Form 8-K as filed May 1, 2017 and incorporated herein by reference
10.16†	AllianceBernstein L.P. 2017 Long Term Incentive Plan	Filed as Exhibit 10.06 to AB Holding’s Form 10-K for the fiscal year ended December 31, 2016, as filed February 13, 2018 and incorporated herein by reference
21	Subsidiaries of the registrant	Filed herewith	EX-21
23	Consent of PricewaterhouseCoopers LLP	Filed herewith	EX-23
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1
31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2
32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1
32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2
101.INS	XBRL Instance Document	Filed herewith	EX-101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

† Identifies each management contract or compensatory plan or arrangement.

Part IV, Item 16.

FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2018	AXA EQUITABLE LIFE INSURANCE COMPANY
	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board, President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson	Chairman of the Board, President and Chief Executive Officer, Director	April 11, 2018
Mark Pearson

/s/ Anders Malmström	Senior Executive Director and Chief Financial Officer	April 11, 2018
Anders B. Malmström

/s/ Andrea Nitzan	Executive Director, Chief Accounting Officer and Controller	April 11, 2018
Andrea M. Nitzan

/s/ Thomas Buberl	Director	April 11, 2018
Thomas Buberl

/s/ Ramon de Oliveira	Director	April 11, 2018
Ramon E de Oliveira

/s/ Barbara Fallon-Walsh	Director	April 11, 2018
Barbara A. Fallon-Walsh

/s/ Daniel G. Kaye	Director	April 11, 2018
Daniel G. Kaye

/s/ Kristi A. Matus	Director	April 11, 2018
Kristi A. Matus

/s/ Bertram L. Scott	Director	April 11, 2018
Bertram L. Scott

/s/ George H. Stansfield	Director	April 11, 2018
George H. Stansfield

/s/ Charles G.T. Stonehill	Director	April 11, 2018
Charles G.T. Stonehill

/s/ Richard C. Vaughan	Director	April 11, 2018
Richard C. Vaughan

E-4