Form 10-Q
period 2018-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2018-05-15
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 15, 2018, 2,000,000 shares of the registrant's Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “would,” “could,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company ("AXA Equitable") and its subsidiaries. The term “AB” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership. There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
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

•
If our remediation of the material weaknesses in our internal control over financial reporting is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, Part II, Item 1A in this Form 10-Q and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $33,438 and $34,831)	$33,630	$36,358
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	11,316	10,935
Real estate held for production of income(1)	52	390
Policy loans	3,305	3,315
Other equity investments(1)	1,217	1,351
Trading securities, at fair value	13,457	12,628
Other invested assets(1)	3,574	3,121
Total investments	66,551	68,098
Cash and cash equivalents(1)	3,797	3,409
Cash and securities segregated, at fair value	1,025	825
Broker-dealer related receivables	2,300	2,158
Deferred policy acquisition costs	4,826	4,547
Goodwill and other intangible assets, net	3,702	3,709
Amounts due from reinsurers	5,037	5,079
Loans to affiliates	702	703
GMIB reinsurance contract asset, at fair value	9,673	10,488
Other assets(1)	4,943	4,432
Separate Accounts assets	119,868	122,537
Total Assets	$222,424	$225,985

LIABILITIES
Policyholders’ account balances	$44,260	$43,805
Future policy benefits and other policyholders’ liabilities	28,374	29,034
Broker-dealer related payables	459	764
Securities sold under agreements to repurchase	1,904	1,887
Customers related payables	2,549	2,229
Amounts due to reinsurers	94	134
Short-term and Long-term debt(1)	490	769
Current and deferred income taxes	1,728	1,973
Other liabilities(1)	3,041	2,663
Separate Accounts liabilities	119,868	122,537
Total liabilities	$202,767	$205,795

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS- CONTINUED
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions)
Redeemable noncontrolling interest(1)	$1,024	$626
Commitments and contingent liabilities

EQUITY
AXA Equitable's equity:
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	6,877	6,859
Retained earnings	8,824	9,010
Accumulated other comprehensive income (loss)	(158)	598
Total AXA Equitable’s equity	15,545	16,469
Noncontrolling interest	3,088	3,095
Total equity	18,633	19,564
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$222,424	$225,985

(1)    See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	$869	$852
Premiums	223	232
Net derivative gains (losses)	(777)	(362)
Net investment income (loss)	548	630
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	—
Other investment gains (losses), net	87	(11)
Total investment gains (losses), net	87	(11)
Investment management and service fees	1,057	956
Other income	24	17
Total revenues	2,031	2,314
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	489	975
Interest credited to policyholders’ account balances	338	279
Compensation and benefits (includes $31 and $33 of deferred acquisition costs)	456	438
Commissions and distribution related payments (includes $100 and $115 of deferred acquisition costs)	371	382
Interest expense	11	5
Amortization of deferred policy acquisition costs (net of capitalization of $132 and $149)	10	29
Other operating costs and expenses (includes $1 and $1 of deferred acquisition costs)	440	381
Total benefits and other deductions	2,115	2,489
Income (loss) from continuing operations, before income taxes	(84)	(175)
Income tax (expense) benefit	44	121
Net income (loss)	(40)	(54)
Less: net (income) loss attributable to the noncontrolling interest	(154)	(118)
Net income (loss) attributable to AXA Equitable	$(194)	$(172)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(40)	$(54)
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(4)	35
Change in unrealized gains (losses), net of reclassification adjustment	(741)	92
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(4)	—
Total other comprehensive income (loss), net of income taxes	(749)	127
Comprehensive income (loss)	(789)	73
Less: Comprehensive (income) loss attributable to noncontrolling interest	(161)	(125)
Comprehensive income (loss) attributable to AXA Equitable	$(950)	$(52)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Equity attributable to AXA Equitable:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	$6,859	$5,339
Deferred tax on dividend of AB Units	—	—
Changes in capital in excess of par value	18	3
Capital in excess of par value, end of period	$6,877	$5,342

Retained earnings, beginning of year	$9,010	$6,150
Impact of adoption of revenue recognition standard ASC 606	8	—
Net income (loss)	(194)	(172)
Stockholder dividends	—	—
Retained earnings, end of period	$8,824	$5,978

Accumulated other comprehensive income (loss), beginning of year	$598	$17
Other comprehensive income (loss)	(756)	120
Accumulated other comprehensive income (loss), end of period	(158)	137
Total AXA Equitable’s equity, end of period	$15,545	$11,459

Noncontrolling interest, beginning of year	$3,095	$3,096
Impact of adoption of revenue recognition standard ASC 606	25	—
Repurchase of AB Holding units	(2)	(22)
Net income (loss) attributable to noncontrolling interest	134	118
Dividends paid to noncontrolling interest	(176)	(142)
Other comprehensive income (loss) attributable to noncontrolling interest	7	7
Other changes in noncontrolling interest	5	(11)
Noncontrolling interest, end of period	3,088	3,046
Total Equity, End of Period	$18,633	$14,505

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss)	$(40)	$(54)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	338	279
Policy charges and fee income	(869)	(852)
Net derivative (gains) losses	777	362
Investment (gains) losses, net	(87)	11
Realized and unrealized (gains) losses on trading securities	63	(53)
Amortization of deferred compensation	12	8
Amortization of deferred sales commission	7	9
Other depreciation and amortization	(23)	36
Amortization of deferred cost of reinsurance asset	46	50
Amortization of other intangibles	8	8
Distributions from joint ventures and limited partnerships	25	26
Deferred policy acquisition costs	10	29
Changes in:
Net broker-dealer and customer related receivables/payables	283	288
Reinsurance recoverable	2	(23)
Segregated cash and securities, net	(208)	(310)
Future policy benefits	(191)	241
Current and deferred income taxes	(52)	(188)
Other, net	(122)	151
Net cash provided by (used in) operating activities	(21)	18

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$3,238	$864
Mortgage loans on real estate	68	209
Trading account securities	1,606	2,488
Other	54	56
Payment for the purchase/origination of:
Fixed maturities, available for sale	(2,313)	(1,153)
Mortgage loans on real estate	(447)	(632)
Trading account securities	(2,595)	(3,622)
Other	(48)	(28)
Cash settlements related to derivative instruments	(14)	(908)
Change in short-term investments	396	254
Investment in capitalized software, leasehold improvements and EDP equipment	(24)	(18)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Other, net	(560)	43
Net cash provided by (used in) investing activities	(639)	(2,447)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,366	$2,240
Withdrawals	(1,322)	(785)
Transfer (to) from Separate Accounts	(115)	176
Change in short-term financings	(76)	95
Change in collateralized pledged assets	(5)	714
Change in collateralized pledged liabilities	(31)	208
(Decrease) increase in overdrafts payable	7	50
Repurchase of AB Holding units	(2)	(31)
Redemptions of non-controlling interests of consolidated VIEs, net	373	(4)
Distribution to noncontrolling interests in consolidated subsidiaries	(176)	(145)
Increase (decrease) in Securities sold under agreement to repurchase	17	(212)
Other, net	4	—
Net cash provided by (used in) financing activities	1,040	2,306
Effect of exchange rate changes on cash and cash equivalents	8	8
Change in cash and cash equivalents	388	(115)
Cash and cash equivalents, beginning of year	3,409	2,950
Cash and Cash Equivalents, End of Period	$3,797	$2,835

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
AXA Equitable Life Insurance Company (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) is a diversified financial services company. The Company is a direct, wholly-owned subsidiary of AXA Equitable Financial Services, LLC (“AEFS”). AEFS is a direct, wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial,” and collectively with its consolidated subsidiaries, “AXA Financial Group”). AXA Financial is a direct wholly-owned subsidiary of AXA Equitable Holdings, Inc. ("Holdings"). As of March 31, 2018, Holdings was a direct wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management. On May 14, 2018, Holdings completed an initial public offering in which AXA sold a minority stake to the public. The accompanying consolidated financial statements represent the consolidated results and financial position of AXA Equitable and not the consolidated results and financial position of Holdings.
The Company conducts operations in four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. The Company’s management evaluates the performance of each of these segments independently.

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
At March 31, 2018 and December 31, 2017, AXA Equitable’s economic interest in AB was 28.9% and 29.0%. At March 31, 2018 and December 31, 2017, respectively, AXA and its subsidiaries’ economic interest in AB was 64.4% and 64.7%.
The terms “first quarter 2018” and “first quarter 2017” refer to the three months ended March 31, 2018 and 2017, respectively. The terms “first three months of 2018” and “first three months of 2017” refer to the three months ended March 31, 2018 and 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2)    SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB") issued new guidance that revises the recognition criteria for revenue arising from contracts with customers to provide goods or services, except when those revenue streams are from insurance and investment contracts, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties, for which existing revenue recognition requirements are not superseded by this guidance. On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis and is providing in its first quarter 2018 reporting the additional disclosures required by the new standard. Adoption of this new guidance did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. However, some performance-based fees and carried-interest distributions, that prior to adoption were recognized when no risk of reversal remained, in certain instances under the new standard may be recognized earlier if it is probable that significant reversal will not occur. As a result, on January 1, 2018, the Company recognized a cumulative effect adjustment, net of tax, to increase opening equity attributable to AXA Equitable and the noncontrolling interest by approximately $8 million and $25 million, respectively, reflecting the impact of carried-interest distributions previously received by AB of approximately $78 million, net of revenue sharing payments to investment team members of approximately $43 million, for which it is probable that significant reversal will not occur and for which incremental tax is provided at AXA Equitable.
In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale (“AFS”) debt securities.  The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in AOCI. On January 1, 2018, the Company adopted the new recognition requirements on a modified retrospective basis for changes in the fair value of AFS equity securities, resulting in no material reclassification adjustment from AOCI to opening retained earnings for the net unrealized gains, net of tax, related to approximately $13 million common stock securities and eliminated their designation as AFS equity securities. The new guidance does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, the Company has classified its investment in the FHLB common stock as other invested assets at March 31, 2018. The Company’s investment assets held in the form of equity interests in unconsolidated entities, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds, generally are accounted for under the equity method and were not impacted by this new guidance.  The Company does not currently report any of its financial liabilities under the fair value option.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension and post-retirement benefit costs that requires retrospective disaggregation of the service cost component from the other components of net benefit costs on the income statement. The service cost component is required to be presented with other employee compensation costs in “income from operations,” and the remaining components are to be reported separately outside of income from operations. While this standard does not change the rules for how benefits costs are measured, it limits the amount eligible for capitalization on a prospective basis to the service cost component. On January 1, 2018, the Company adopted the change in the income statement presentation utilizing the practical expedient for determining the historical components of net benefits cost, resulting in no material impact to the consolidated financial statements. In addition, no changes to the Company’s capitalization policies with respect to benefits costs resulted from adoption of the new guidance.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2017, the FASB issued guidance on share-based payments. The amendment provides clarity intended to reduce diversity in practice and the cost and complexity of accounting for changes to the terms or conditions of share-based payment awards. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and requires prospective application to awards modified on or after the date of adoption. Adoption of this amendment on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.
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
Future Adoption of New Accounting Pronouncements
In February 2018, the FASB issued new guidance that will permit, but not require, entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. An entity that elects this option must reclassify these stranded tax effects for all items in AOCI, including, but not limited to, AFS securities and employee benefits. Tax effects stranded in AOCI for other reasons, such as prior changes in tax law, may not be reclassified. While the new guidance provides entities the option to reclassify these amounts, new disclosures are required regardless of whether entities elect to do so. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Election can be made either to apply the new guidance retrospectively to each period in which the effect of the Tax Reform Act is recognized or in the period of adoption. Management currently is evaluating the options provided for adopting this guidance and the potential impacts on the Company’s consolidated financial statements.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenue Recognition
Investment Management and Service Fees and Related Expenses
Reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are investment advisory and service fees, distribution revenues, and institutional research services revenues principally emerging from the Investment Management and Research segment. Also included are investment management and administrative service fees earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) and reported in the Retirement and Protection segment as well as certain asset-based fees associated with insurance contracts.
Investment management, advisory, and service fees
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, AXA Equitable FMG provides investment management and administrative services, such as fund accounting and compliance services, to AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of assets under management ("AUM"), are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Certain investment advisory contracts of AB, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, calculated either as a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. These performance-based fees are forms of variable consideration and therefore, are excluded from the transaction price until it becomes probable there will not be significant reversal of the cumulative revenue recognized. At each reporting date, the Company evaluates constraining factors surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized. Constraining factors impacting the amount of variable consideration included in the transaction price are, by example, contractual claw-back provisions, the length of time of the uncertainty, the number and range of possible amounts, the probability of significant fluctuations in the fund's market value, and the level in which the fund’s value exceeds the contractual threshold required to earn such a fee and the materiality of the amount being evaluated. Prior to adoption of the new revenue recognition guidance on January 1, 2018, the Company recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received as deferred revenues until no risk of reversal remained.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sub-advisory and sub-administrative expenses associated with these services are calculated and recorded as the related services are performed in Other operating costs and expense in the consolidated statements of income (loss) as the Company is acting in a principal capacity in these transactions and, as such, reflects these revenues and expenses on a gross basis.
Research services
Research services revenue principally consists of brokerage transaction charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”) for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured, and significant reversal of such revenue is not probable.
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain AB sponsored mutual funds, and for the distribution primarily of EQAT and VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds, EQAT and VIP Trust, and 1290 funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of their shares (“12b-1 fees”). These open-end management companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
The Company records 12b-1 fees monthly based upon a percentage of the net asset value (“NAV”) of the funds. At month-end, the variable consideration of the transaction price is no longer constrained as the NAV can be calculated and the value of consideration is determined. These services are separate and distinct from other asset management services as the customer can benefit from these services independently of other services. The Company accrues the corresponding 12b-1 fees paid to sub-distributors monthly as the expenses are incurred. The Company is acting in a principal capacity in these transactions; as such, revenues and expenses are recorded on a gross basis in the consolidated statements of income (loss).
AB sponsored mutual funds offer back-end load shares in limited instances and charge the investor a contingent deferred sales charge ("CDSC") if the investment is redeemed within a certain period. The variable consideration for these contracts is contingent upon the timing of the redemption by the investor and the value of the sales proceeds. Due to these constraining factors, the Company excludes the CDSC fee from the transaction price until the investor redeems the investment. Upon redemption, the cash consideration received for these contractual arrangements is recorded as a reduction of unamortized deferred sales commissions.
AB’s Luxembourg subsidiary, the management company for most of its non-U.S. funds earns a management fee which is accrued daily and paid monthly, at an annual rate, based on the average daily net assets of the fund. With respect to certain share classes, the management fee also may contain a component paid to distributors and other financial intermediaries and service providers to cover shareholder servicing and other administrative expenses (also referred to as an “All-in-Fee”). Based on the conclusion that asset management is distinct from distribution, the Company allocates a portion of the investment and advisory fee to distribution revenues for the servicing component based on standalone selling prices.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other revenues
Also reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are other revenues from contracts with customers, primarily consisting of shareholder servicing fees, mutual fund reimbursements, and other brokerage income.
Shareholder services, including transfer agency, administration, and recordkeeping are provided by AB to company-sponsored mutual funds. The consideration for these services is based on a percentage of the NAV of the fund or a fixed-fee based on the number of shareholder accounts being serviced. The revenues are recorded at month-end when the constraining factors involved with determining NAV or the numbers of shareholders’ accounts are resolved.
Other income
Revenues from contracts with customers reported as Other income in the Company’s consolidated statements of income (loss) primarily consist of commission and expense reimbursements related to business reinsured with affiliates and distribution fees received by the Company’s subsidiary broker-dealer for sales of affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as premiums ceded and product mix, are resolved and the value of consideration is determined.
Contract Assets and Liabilities
The Company applies the practical expedient for contracts that have an original duration of one year or less. Accordingly, the Company accrues the incremental costs of obtaining a contract when incurred and does not consider the time value of money. At March 31, 2018 there are no material balances of contract assets and contract liabilities; as such, no further disclosures are necessary.
Accounting and Consolidation of VIEs
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that potentially could be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length.
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
At March 31, 2018, the Company held approximately $1,130 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $163,426 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,130 million at March 31, 2018. Except for approximately $758 million of unfunded commitments at March 31, 2018, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At March 31, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at March 31, 2018, are total assets of $36 million related to this VIE, primarily resulting from the consolidated presentation of $36 million of real estate held for production of income. In addition, real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at March 31, 2018.
Included in the Company's consolidated balance sheet at March 31, 2018 are assets of $2,447 million, liabilities of $1,219 million and redeemable non-controlling interest of $982 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company's consolidated balance sheets are assets of $135 million, liabilities of $4 million and redeemable non-controlling interest of $10 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company's consolidated balance sheet at March 31, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund's liabilities.
As of March 31, 2018, the net assets of investment products sponsored by AB that are nonconsolidated VIEs are approximately $83,900 million and the Company’s maximum exposure to loss from its direct involvement with these VIEs is its investment of $8 million at March 31, 2018. The Company has no further commitments to or economic interest in these VIEs.
Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also includes changes to the dividends received deduction ("DRD"), insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries (within our Investment Management and Research segment).
As a result of the Tax Reform Act, our new effective tax rate is expected to be approximately 19%, driven mainly by the new federal corporate tax rate of 21% and the Dividends Received Deduction (“DRD”) benefit.
We expect the Tax Reform Act to have both positive and negative impacts on our consolidated balance sheet. On the one hand, as a one-time effect, the lower tax rate resulted in a reduction to the value of our deferred tax assets. On the other hand, the Tax Reform Act repeals the corporate AMT and, subject to certain limitations, allows us to use our AMT credits going forward, which will result in a reduction of our tax liability.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We expect the tax liability on the earnings of our foreign subsidiaries will decrease going forward. In 2017, we recorded a one-time estimated decrease to net income of $23 million due to the estimated transitional tax on some of the accumulated earnings of these subsidiaries.
Overall, we expect the Tax Reform Act to have a net positive economic impact on us. At December 31, 2017, we recorded a provisional estimate of the income tax effects related to Tax Reform. During the period ended March 31, 2018, we have not recorded any changes to this estimate. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.
Assumption Updates and Model Changes
There were no assumption changes in the first quarters of 2018 or 2017.
Revision of Prior Period Financial Statements
Management identified errors in its previously issued financial statements. These errors primarily relate to errors in the calculation of policyholders’ benefit reserves for the Company’s life products and the calculation of DAC amortization for certain variable and interest sensitive life products. Based upon quantitative and qualitative factors, management determined that the impact of the errors was not material to the consolidated financial statements as of and for the three months ended March 31, 2017. In order to improve the consistency and comparability of the financial statements, management revised the consolidated statements of income (loss) for the quarter ended 2017.
In addition, in the third quarter of 2017, the Company voluntarily changed to fair value accounting for variable annuity products with the Guaranteed Minimum Income Benefits feature with a no-lapse guarantee ("GMIBNLG") as a retrospective change in accounting principle (the "Accounting Change").  Changes in the estimated fair value of the embedded derivative is reported in Net derivative gains (losses). The Company believes that the new method of accounting for the GMIBNLG as an embedded derivative at fair value more accurately reflects the economics of the NLG feature and is more meaningful to users of our financial statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for March 31, 2017 financial information that has been affected by the revisions and the Accounting Change. This information has been corrected from the information previously presented in the in the first quarter 2017 Form 10-Q. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, as revised after the revisions, the impacts of the Accounting Change and the amounts as currently revised.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$896	$23	$919	$(67)	$852
Premiums	225	7	232	—	232
Net derivative gains (losses)	(724)	(97)	(821)	459	(362)
Total revenues	1,989	(67)	1,922	392	2,314
Benefits and other deductions:
Policyholders' benefits	891	15	906	69	975
Interest credited to policyholders' account balances	337	(58)	279	—	279
Amortization of deferred policy acquisition costs, net	125	(97)	28	1	29
Other operating costs and expenses	384	(3)	381	—	381
Total benefits and other deductions	2,562	(143)	2,419	70	2,489

Income (loss) from operations, before income taxes	(573)	76	(497)	322	(175)
Income tax (expense) benefit	260	(26)	234	(113)	121
Net income (loss)	(313)	50	(263)	209	(54)

Net income (loss) attributable to AXA Equitable	$(431)	$50	$(381)	$209	$(172)

Statements of Comprehensive Income (Loss):

Net income (loss)	$(313)	$50	$(263)	$209	$(54)
Change in unrealized gains (losses), net of reclassification adjustment	144	(20)	124	(32)	92
Total other comprehensive income (loss), net of income taxes	179	(20)	159	(32)	127
Comprehensive income (loss)	(134)	30	(104)	177	73
Comprehensive income (loss) attributable to AXA Equitable	$(259)	$30	$(229)	$177	$(52)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Equity:
Retained earnings, beginning of year	$7,842	$182	$8,024	$(1,874)	$6,150
Net income (loss)	(431)	50	(381)	209	(172)
Retained earnings, end of period	7,411	232	7,643	(1,665)	5,978
Accumulated other comprehensive income, beginning of year	7	14	21	(4)	17
Other comprehensive income (loss)	172	(20)	152	(32)	120
Accumulated other comprehensive income, end of period	179	(6)	173	(36)	137

Total AXA Equitable’s equity, end of period	12,934	226	13,160	(1,701)	11,459

Noncontrolling interest, beginning of year	3,085	11	3,096	—	3,096
Noncontrolling interest, end of period	3,035	11	3,046	—	3,046

Total Equity, End of Period	$15,969	$237	$16,206	$(1,701)	$14,505

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Cash flows:
Net income (loss)	$(313)	$50	$(263)	$209	$(54)
Policy charges and fee income	(896)	(23)	(919)	67	(852)
Interest credited to policyholders’ account balances	337	(58)	279	—	279
Net derivative (gains) loss	724	97	821	(459)	362
Changes in:
Deferred policy acquisition costs	125	(97)	28	1	29
Future policy benefits	185	(13)	172	69	241
Reinsurance recoverable	(44)	21	(23)	—	(23)
Current and deferred income taxes	(327)	26	(301)	113	(188)
Other	154	(3)	151	—	151
Net cash provided by (used in) operating activities	$18	$—	$18	$—	$18

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3)    INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
March 31, 2018:
Fixed Maturity Securities:
Public corporate	$14,613	$467	$236	$14,844	$—
Private corporate	7,044	114	100	7,058	—
U.S. Treasury, government and agency	10,196	219	390	10,025	—
States and political subdivisions	414	56	1	469	—
Foreign governments	396	21	9	408	—
Residential mortgage-backed(1)	221	12	—	233	—
Asset-backed(2)	89	1	3	87	2
Redeemable preferred stock	465	45	4	506	—
Total at March 31, 2018	$33,438	$935	$743	$33,630	$2

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
December 31, 2017:
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

The contractual maturities of AFS fixed maturities at March 31, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2018

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,303	$1,312
Due in years two through five	7,045	7,183
Due in years six through ten	9,550	9,508
Due after ten years	14,765	14,801
Subtotal	32,663	32,804
Residential mortgage-backed securities	221	233
Asset-backed securities	89	87
Redeemable preferred stock	465	506
Total	$33,438	$33,630

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the first quarters of 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Proceeds from sales	$3,428	$414
Gross gains on sales	$127	$19
Gross losses on sales	$(41)	$(20)
Total OTTI	$—	$—
Non-credit losses recognized in OCI	—	—
Credit losses recognized in net income (loss)	$—	$—

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balances, beginning of period	$(10)	$(190)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	43
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	—	—
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at March 31,	$(10)	$(147)

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(1)	$1
All other	193	1,526
Net Unrealized Gains (Losses)	$192	$1,527

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized and all other:
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1	$1	$(1)	$(5)	$(4)
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(2)	—	—	—	(2)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	1	—	1
Balance, March 31, 2018	$(1)	$—	$—	$(5)	$(6)
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	49	—	—	—	49
Reclassification adjustment for OTTI losses:
Included in Net income (loss)	(48)	—	—	—	(48)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	5	—	5
Balance, March 31, 2017	$20	$(5)	$(5)	$(4)	$6

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(88)	—	—	—	(88)
Reclassification adjustment for OTTI losses:					—
Included in Net income (loss)	(1,245)	—	—	—	(1,245)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	288	—	—	288
Deferred income taxes	—	—	—	197	197
Policyholders’ liabilities	—	—	108	—	108
Balance, March 31, 2018	$193	$(27)	$(124)	$(103)	$(61)

Balance, January 1, 2017	$428	$(70)	$(188)	$(60)	$110
Net investment gains (losses) arising during the period	166	—	—	—	166
Reclassification adjustment for OTTI losses:					—
Included in Net income (loss)	12	—	—	—	12
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(73)	—	—	(73)
Deferred income taxes	—	—	—	(46)	(46)
Policyholders’ liabilities	—	—	26	—	26
Balance, March 31, 2017	$606	$(143)	$(162)	$(106)	$195

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose the fair values and gross unrealized losses of the 1,188 issues at March 31, 2018 and the 620 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2018:
Fixed Maturity Securities:
Public corporate	$6,461	$209	$443	$27	$6,904	$236
Private corporate	2,299	58	634	42	2,933	100
U.S. Treasury, government and agency	2,172	65	2,859	325	5,031	390
States and political subdivisions	19	1	—	—	19	1
Foreign governments	57	1	70	8	127	9
Residential mortgage-backed	17	—	—	—	17	—
Asset-backed	70	3	1	—	71	3
Redeemable preferred stock	112	2	12	2	124	4
Total	$11,207	$339	$4,019	$404	$15,226	$743
December 31, 2017:
Fixed Maturity Securities:
Public corporate	$1,384	$9	$548	$16	$1,932	$25
Private corporate	718	8	615	23	1,333	31
U.S. Treasury, government and agency	2,150	6	3,005	179	5,155	185
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	18	—	—	—	18	—
Asset-backed	7	—	2	—	9	—
Redeemable preferred stock	7	—	12	1	19	1
Total	$4,315	$23	$4,255	$224	$8,570	$247
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.0% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2018 and December 31, 2017 were $208 million and $182 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2018 and December 31, 2017, respectively, approximately $1,280 million and $1,309 million, or 3.8% and 3.8%, of the $33,438 million and $34,831 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $14 million and $5 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, respectively, the $404 million and $224 million of gross

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either March 31, 2018 or 2017. At March 31, 2018 and December 31, 2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At March 31, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $2 million.
For the first quarters of 2018 and 2017, investment income is shown net of investment expenses of $19 million and $19 million respectively.
At March 31, 2018 and December 31, 2017, respectively, the fair values of the Company's trading account securities were $13,457 million and $12,628 million, respectively. Also at March 31, 2018 and December 31, 2017, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $48 million and $49 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the first quarters of 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(64)	$51
Net investment gains (losses) recognized on securities sold during the period	1	2
Unrealized and realized gains (losses) on trading securities arising during the period	(63)	53
Interest and dividend income from trading securities	66	40
Net investment income (loss) from trading securities	$3	$93
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2018 and December 31, 2017, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $19 million, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for the first quarters of 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Allowance for credit losses:	(in millions)
Beginning balance, January 1,	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending balance, March 31,	$7	$8

March 31, Individually Evaluated for Impairment	$7	$8

There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2018 and 2017.
Real Estate:
In March 2018, AXA Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $203 million of long-term debt on the Company's balance sheet for the first quarter of 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at March 31, 2018 and December 31, 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2018

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(1)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(2)
0% - 50%	$719	$22	$321	$73	$—	$—	$1,135
50% - 70%	4,477	643	1,122	399	178	—	6,819
70% - 90%	169	110	144	307	27	—	757
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,365	$775	$1,614	$779	$205	$—	$8,738
Agricultural Mortgage Loans(2)
0% - 50%	$275	$153	$276	$496	$321	$29	$1,550
50% - 70%	111	46	219	360	228	48	1,012
70% - 90%	—	—	—	23	—	—	23
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$386	$199	$495	$879	$549	$77	$2,585
Total Mortgage Loans(2)
0% - 50%	$994	$175	$597	$569	$321	$29	$2,685
50% - 70%	4,588	689	1,341	759	406	48	7,831
70% - 90%	169	110	144	330	27	—	780
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,751	$974	$2,109	$1,658	$754	$77	$11,323

(1)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

(2)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2017

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(1)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(2)
0% - 50%	$742	$—	$320	$74	$—	$—	$1,136
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$4,999	$792	$1,609	$774	$195	$—	$8,369
Agricultural Mortgage Loans(2)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574
Total Mortgage Loans(2)
0% - 50%	$1,014	$149	$595	$589	$316	$30	$2,693
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,382	$987	$2,111	$1,652	$732	$79	$10,943

(1)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

(2)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2018 and December 31, 2017, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(in millions)
March 31, 2018
Commercial	$—	$—	$27	$27	$8,711	$8,738	$—
Agricultural	10	5	39	54	2,531	2,585	39
Total Mortgage Loans	$10	$5	$66	$81	$11,242	$11,323	$39
December 31, 2017
Commercial	$27	$—	$—	$27	$8,342	$8,369	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,842	$10,943	$22

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to impaired mortgage loans at March 31, 2018 and December 31, 2017, respectively.
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(in millions)
March 31, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(7)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(7)	$27	$—
December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$2

(1)	Represents a two-quarter average of recorded amortized cost.

Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan ("DUP") approved by the NYDFS. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options credit and foreign exchange derivatives as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”), including guaranteed minimum living benefits (“GMLBs”) (such as guaranteed minimum income benefits ("GMIBs"), guaranteed minimum withdrawal benefits ("GMWBs") and guaranteed minimum accumulation benefits ("GMABs")), and guaranteed minimum death benefits (“GMDBs”) (inclusive of return of premium death benefit guarantees). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features' benefits being higher than what accumulated policyholders’ account balances would support.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company purchased 30-year TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At March 31, 2018 and December 31, 2017, the Company’s unrealized gains (losses) related to this program were $(88) million and $(86) million, respectively, and reported in AOCI.
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
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program the Company derecognized approximately $3,905 million U.S. Treasury securities for which the Company received proceeds of approximately $3,905 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At March 31, 2018, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,673 million. Reported in Other invested assets in the Company's balance sheet at March 31, 2018 is approximately $16 million, representing the fair value of the total return swap contracts.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At March 31, 2018			Gains (Losses) Reported In Net Income (Loss) Three Months Ended March 31, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$3,318	$2	$1	$(28)
Swaps	4,866	142	13	66
Options	21,635	3,261	1,392	(15)
Interest rate contracts:(1)
Swaps	21,646	302	347	(491)
Futures	15,835	—	—	40
Credit contracts:(1)
Credit default swaps	2,136	32	3	—
Other freestanding contracts:(1)
Foreign currency contracts	1,781	10	52	(51)
Margin	—	16	—	—
Collateral	—	8	1,824	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	9,673	—	(842)
GMxB derivative features liability(2,4)	—	—	3,804	440
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,609	104
Total	$71,217	$13,446	$9,045	$(777)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2017			Gains (Losses) Reported In Net Income (Loss) Three Months Ended March 31, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$3,113	$1	$3	$(212)
Swaps	4,655	3	126	(241)
Options	20,630	3,334	1,426	302
Interest rate contracts:(1)
Swaps	19,032	320	191	108
Futures	11,032	—	—	(19)
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,131	35	3	6
Other freestanding contracts:(1)
Foreign currency contracts	1,423	19	10	(1)
Margin	—	24	—	—
Collateral	—	4	1,855	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,488	—	(533)
GMxB derivative features liability(2,4)	—	—	4,164	490
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,698	(262)

Total	$62,016	$14,228	$9,476	$(362)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at March 31, 2018 are exchange-traded and net settled daily in cash. At March 31, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $121 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $23 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $12 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
At March 31, 2018 and December 31, 2017, respectively, the Company held $1,824 million and $1,855 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The aggregate fair value of all collateralized derivative transactions that were in a liability position with trade counterparties at March 31, 2018 and December 31, 2017, respectively, were $2 million and $2 million, for which the Company posted collateral of $7 million and $3 million at March 31, 2018 and December 31, 2017, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
Margin
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company's centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $13 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the specificities of each respective counterparty. These agreements generally provide detail as to the nature of the transaction, including provisions for payment netting, establish parameters concerning the ownership and custody of the collateral securities, including the right to substitute collateral during the term of the agreement, and provide for remedies in the event of default by either party. Amounts due to/from the same counterparty under these arrangements generally would be netted in the event of default and subject to rights of set-off in bankruptcy. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold is monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At March 31, 2018 and December 31, 2017, the balance outstanding under securities repurchase transactions was $1,904 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 13.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company's offsetting of financial assets and liabilities and derivative instruments at March 31, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At March 31, 2018

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,404	$1,407	$1,997
Interest rate contracts	302	347	(45)
Credit contracts	32	3	29
Currency	10	52	(42)
Margin	16	—	16
Collateral	8	1,824	(1,816)
Total Derivatives, subject to an ISDA Master Agreement	3,772	3,633	139
Total Derivatives	3,772	3,633	139
Other financial instruments	3,435	—	3,435
Other invested assets	$7,207	$3,633	$3,574
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,406	$1,406	$—
Interest rate contracts	347	347	—
Credit contracts	3	3	—
Currency	52	52	—
Margin	—	—	—
Collateral	1,824	1,824	—
Total Derivatives, subject to an ISDA Master Agreement	3,632	3,632	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,632	3,632	—
Other financial liabilities	3,041	—	3,041
Other liabilities	$6,673	$3,632	$3,041
Securities sold under agreement to repurchase(3)	$1,897	$—	$1,897

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $7 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2018.
Collateral Amounts Offset in the Consolidated Balance Sheets
At March 31, 2018

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS:(1)
Total derivatives	$1,938	$—	$(1,799)	$139
Other financial instruments	3,435	—	—	3,435
Other invested assets	$5,373	$—	$(1,799)	$3,574
LIABILITIES:(2)
Securities sold under agreement to repurchase(3)	$1,897	$—	$—	$1,897

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $7 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheet at March 31, 2018.
Repurchase Agreement Accounted for as Secured Borrowings

	At March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,897	$—	$—	$1,897
Total	$—	$1,897	$—	$—	$1,897

(1)	Excludes expense accrual of $7 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2017.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,338	$1,555	$1,783
Interest rate contracts	320	191	129
Credit contracts	35	3	32
Currency	19	10	9
Collateral	4	1,855	(1,851)
Margin	24	—	24
Total Derivatives, subject to an ISDA Master Agreement	3,740	3,614	126
Total Derivatives	3,740	3,614	126
Other financial instruments	2,995	—	2,995
Other invested assets	$6,735	$3,614	$3,121
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,555	$1,555	$—
Interest rate contracts	191	191	—
Credit contracts	3	3	—
Currency	10	10	—
Margin	—	—	—
Collateral	1,855	1,855	—
Total Derivatives, subject to an ISDA Master Agreement	3,614	3,614	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	3,614	3,614	—
Other financial liabilities	2,663	—	2,663
Other liabilities	$6,277	$3,614	$2,663
Securities sold under agreement to repurchase(3)	$1,882	$—	$1,882

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheet at December 31, 2017.
Collateral Amounts Offset in the Consolidated Balance Sheets
At December 31, 2017

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS:(1)
Total Derivatives	$1,954	$—	$(1,828)	$126
Other financial instruments	2,995	—	—	2,995
Other invested assets	$4,949	$—	$(1,828)	$3,121
LIABILITIES(2)
Other financial liabilities	$2,663	$—	$—	$2,663
Other liabilities	$2,663	$—	$—	$2,663

Securities sold under agreement to repurchase(3)	$1,882	$(1,988)	$(21)	$(127)

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheet at December 31, 2017.
Repurchase Agreement Accounted for as Secured Borrowings

	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882

(1)	Excludes expense of $5 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2018	December 31, 2017
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,904	$6,958
Policyholder dividend obligation	—	19
Other liabilities	269	271
Total Closed Block liabilities	7,173	7,248
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,864 and $3,923)	3,908	4,070
Mortgage loans on real estate	1,837	1,720
Policy loans	772	781
Cash and other invested assets	235	351
Other assets	192	182
Total assets designated to the Closed Block	6,944	7,104
Excess of Closed Block liabilities over assets designated to the Closed Block	229	144
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $0 and $19	55	138
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$284	$282
The Company’s Closed Block revenues and expenses follow:

	Three Months Ended March 31,
	2018	2017
	(in millions)
REVENUES:
Premiums and other income	$51	$54
Net investment income (loss)	73	83
Net investment gains (losses)	1	(15)
Total revenues	125	122
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	126	151
Other operating costs and expenses	1	—
Total benefits and other deductions	127	151
Net revenues (loss) before income taxes	(2)	(29)
Income tax (expense) benefit	—	10
Net Revenues (Losses)	$(2)	$(19)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balances, beginning of year	$19	$52
Unrealized investment gains (losses), net of DAC	(19)	(14)
Balances, End of Period	$—	$38

5)    INSURANCE LIABILITIES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the direct GMDB and GMIB with no no-lapse guarantee rider ("NLG") features liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2018	$4,080	$4,802	$8,882
Paid guarantee benefits	(101)	(32)	(133)
Other changes in reserve	96	(139)	(43)
Balance at March 31, 2018	$4,075	$4,631	$8,706
Balance at January 1, 2017	$3,165	$3,870	$7,035
Paid guarantee benefits	(89)	(34)	(123)
Other changes in reserve	187	1,917	2,104
Balance at March 31, 2017	$3,263	$5,753	$9,016

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in Amounts due from reinsurers:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance, beginning of year	$2,030	$1,558
Paid guarantee benefits	(54)	(43)
Other changes in reserve	62	69
Balance, End of Period	$2,038	$1,584
The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. Summarized in the table below is a summary of the fair value of these liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)

GMIBNLG(1)	$3,715	$4,056
SCS, MSO, IUL features(2)	1,609	1,698
GWBL/GMWB(1)	121	130
GIB(1)	(36)	(27)
GMAB(1)	4	5
Total Embedded derivatives liability(1)	$5,413	$5,862

GMIB reinsurance contract asset(3)	$9,673	$10,488

(1)	Reported in future policyholders' benefits and other policyholders' liabilities in the consolidated balance sheets.

(2)	Reported in Policyholders' account balances in the consolidated balance sheets.

(3)	Reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The March 31, 2018 values for direct variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of utilization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$13,848	$107	$64	$195	$14,214
Separate Accounts	$45,136	$9,319	$3,381	$34,668	$92,504
Net amount at risk, gross	$186	$117	$2,016	$16,388	$18,707
Net amount at risk, net of amounts reinsured	$186	$87	$1,378	$6,911	$8,562
Average attained age of contract holders	52	67	73	68	55.2
Percentage of contract holders over age 70	9.7%	40.9%	63.7%	47.4%	18.3%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$24	$285	$309
Separate Accounts	N/A	N/A	$20,855	$39,604	$60,459
Net amount at risk, gross	N/A	N/A	$883	$6,322	$7,205
Net amount at risk, net of amounts reinsured	N/A	N/A	$268	$1,560	$1,828
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.7	0.8
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At March 31, 2018, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.4% and 50.8%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 16.6% and 58.0%, respectively, of its current liability exposure resulting from the GMIB feature.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2018	December 31, 2017
	(in millions)
GMDB:
Equity	$76,532	$78,069
Fixed income	2,165	2,234
Balanced	13,525	14,084
Other	282	285
Total	$92,504	$94,672
GMIB:
Equity	$49,042	$50,429
Fixed income	1,528	1,568
Balanced	9,762	10,165
Other	127	124
Total	$60,459	$62,286
C) Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At March 31, 2018, the total account value and net amount at risk of the hedged variable annuity contracts were $54,391 million and $7,600 million, respectively, with the GMDB feature and $41,189 million and $3,057 million, respectively, with the GMIB and GIB feature.
These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net derivative gains (loss) in the period in which they occur, and may contribute to income (loss) volatility.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D) Variable and Interest-Sensitive Life Insurance Policies - NLG
The NLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The NLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.
The following table summarizes the NLG liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities, the related reinsurance reserve ceded, reflected in Amounts due from reinsurers and deferred cost of reinsurance, reflected in Other assets in the Consolidated balance sheets:

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2018	$686	$(664)	$22
Paid Guaranteed Benefits	(8)	—	(8)
Other changes in reserves	18	(11)	7
Balance at March 31, 2018	$696	$(675)	$21
Balance at January 1, 2017	$1,197	$(609)	$588
Other changes in reserves	93	—	93
Balance at March 31, 2017	$1,290	$(609)	$681

6)    REINSURANCE AGREEMENTS
Effective February 1, 2018, the Company entered into a coinsurance reinsurance agreement (the "Agreement") to cede 90% of its single premium deferred annuities (SPDA) products issued between 1978-2001 and its Guaranteed Growth Annuity (GGA) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, the Company transferred securities with a market of $604 million and cash of $31 million value equal to the statutory reserves of approximately $635 million. As the risks transferred by the Company to the reinsurer under the Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, the Company applied deposit accounting. Accordingly, the Company recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At March 31, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at March 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$14,724	$120	$14,844
Private Corporate	—	5,949	1,109	7,058
U.S. Treasury, government and agency	—	10,025	—	10,025
States and political subdivisions	—	430	39	469
Foreign governments	—	408	—	408
Residential mortgage-backed(1)	—	233	—	233
Asset-backed(2)	—	80	7	87
Redeemable preferred stock	176	330	—	506
Subtotal	176	32,179	1,275	33,630
Other equity investments	13	—	1	14
Trading securities	431	13,021	5	13,457
Other invested assets:
Short-term investments	—	372	—	372
Assets of consolidated VIEs/VOEs	1,691	291	32	2,014
Swaps	—	41	—	41
Credit Default Swaps	—	28	—	28
Futures	—	—	—	—
Options	—	1,869	—	1,869
Subtotal	1,691	2,601	32	4,324
Cash equivalents	2,874	—	—	2,874
Segregated securities	—	1,025	—	1,025
GMIB reinsurance contract asset	—	—	9,673	9,673
Separate Accounts’ assets	116,474	2,831	357	119,662
Total Assets	$121,659	$51,657	$11,343	$184,659
Liabilities
GMxB derivative features’ liability	$—	$—	$3,804	$3,804
SCS, SIO, MSO and IUL indexed features’ liability	—	1,609	—	1,609
Liabilities of consolidated VIEs/VOEs	1,190	18	—	1,208
Contingent payment arrangements	—	—	11	11
Total Liabilities	$1,190	$1,627	$3,815	$6,632

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$14,298	$47	$14,345
Private Corporate	—	6,045	1,092	7,137
U.S. Treasury, government and agency	—	13,135	—	13,135
States and political subdivisions	—	441	40	481
Foreign governments	—	409	—	409
Residential mortgage-backed(1)	—	251	—	251
Asset-backed(2)	—	88	8	96
Redeemable preferred stock	180	324	—	504
Subtotal	180	34,991	1,187	36,358
Other equity investments	13	—	1	14
Trading securities	467	12,161	—	12,628
Other invested assets:
Short-term investments	—	768	—	768
Assets of consolidated VIEs/VOEs	1,060	215	27	1,302
Swaps	—	15	—	15
Credit Default Swaps	—	33	—	33
Futures	(2)	—	—	(2)
Options	—	1,907	—	1,907
Subtotal	1,058	2,938	27	4,023
Cash equivalents	2,360	—	—	2,360
Segregated securities	—	825	—	825
GMIB reinsurance contract asset	—	—	10,488	10,488
Separate Accounts’ assets	118,983	2,983	349	122,315
Total Assets	$123,061	$53,898	$12,052	$189,011
Liabilities:
GMxB derivative features’ liability	$—	$—	$4,164	$4,164
SCS, SIO, MSO and IUL indexed features’ liability	—	1,698	—	1,698
Liabilities of consolidated VIEs/VOEs	670	22	—	692
Contingent payment arrangements	—	—	11	11
Total Liabilities	$670	$1,720	$4,175	$6,565

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2018 and December 31, 2017, respectively, the fair value of public fixed maturities is approximately $26,174 million and $28,826 million or approximately 15.0% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2018 and December 31, 2017, respectively, the fair value of private fixed maturities is approximately $7,456 million and $7,532 million or approximately 4.3% and 4.2% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at March 31, 2018 and December 31, 2017, respectively, the net fair value of freestanding derivative positions is approximately $1,938 million and $1,953 million or approximately 44.8% and 48.5% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap ("OIS") curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At March 31, 2018 and December 31, 2017, respectively, investments classified as Level 1 comprise approximately 69.9% and 69.2% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At March 31, 2018 and December 31, 2017, respectively, investments classified as Level 2 comprise approximately 29.1% and 29.9% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2018 and December 31, 2017, respectively, approximately $313 million and $257 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain Company products such as the SCS and EQUI-VEST variable annuity product, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, 5, or 6 year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
At March 31, 2018 and December 31, 2017, respectively, investments classified as Level 3 comprise approximately 1.0% and 0.9% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2018 and December 31, 2017, respectively, were approximately $95 million and $97 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as it considers appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $7 million and $8 million of mortgage- and asset-backed securities are classified as Level 3 at March 31, 2018 and December 31, 2017, respectively.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $118 million and $69 million at March 31, 2018 and December 31, 2017, respectively, to recognize incremental counterparty nonperformance risk.
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
As of March 31, 2018, the Company’s consolidated VIEs/VOEs hold $32 million of investments that are classified as Level 3 primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In the first three months of 2018, AFS fixed maturities with fair values of $16 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $67 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at March 31, 2018.
In the first three months of 2017, no AFS fixed maturities were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $15 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at March 31, 2017.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2018 and 2017, respectively:
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,139	$40	$—	$8
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	(20)	(1)	—	—
Purchases	173	—	—	—
Sales	(116)	—	—	(1)
Settlements	—	—	—	—
Transfers into Level 3(1)	67	—	—	—
Transfers out of Level 3(1)	(16)	—	—	—
Balance, March 31, 2018	$1,229	$39	$—	$7
Balance, January 1, 2017	$845	$42	$349	$24
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	—	—	31	—
Subtotal	1	—	31	—
Other comprehensive income (loss)	45	—	12	4
Purchases	169	—	—	—
Sales	(57)	—	(68)	(1)
Transfers into Level 3(1)	11	—	—	4
Transfers out of Level 3(1)	—	—	—	—
Balance, March 31, 2017	$1,014	$42	$324	$31

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB derivative features liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	$—	$28	$10,488	$349	$(4,164)	$11
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	7	—	—
Net derivative gains (losses)	—	—	(842)	—	440	—
Subtotal	—	—	(842)	7	440	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	4	54	3	(82)	—
Sales(3)	—	—	(27)	(1)	2	—
Settlements(4)	—	—	—	(1)	—	—
Activity related to consolidated VIEs	—	1	—	—	—	—
Transfers into Level 3(1)	—	5	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2018	$—	$38	$9,673	$357	$(3,804)	$11
Balance, January 1, 2017	$1	$51	$10,314	$313	$(5,319)	$18
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	10	—	—
Net derivative gains (losses)	—	—	(533)	—	490	—
Subtotal	—	—	(533)	10	490	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	4	37	3	(78)	—
Sales(3)	—	(1)	(21)	(1)	1	—
Settlements(4)	—	—	—	(1)	—	(1)
Activity related to consolidated VIEs	—	—	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, March 31, 2017	$1	$55	$9,797	$325	$(4,906)	$17

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features’ liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

The table below details changes in unrealized gains (losses) for the first quarters of 2018 and 2017 by category for Level 3 assets and liabilities still held at March 31, 2018 and 2017, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
First Quarter 2018
Held at March 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(19)
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	—
Asset-backed	—	—	—
Subtotal	$—	$—	$(20)
GMIB reinsurance contracts	—	(842)	—
Separate Accounts’ assets(1)	7	—	—
GMxB derivative features' liability	—	440	—
Total	$7	$(402)	$(20)
Level 3 Instruments
First Quarter 2017
Held at March 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$41
Commercial mortgage-backed	—	—	12
Asset-backed	—	—	4
Subtotal	$—	$—	$57
GMIB reinsurance contracts	—	(533)	—
Separate Accounts’ assets(1)	10	—	—
GMxB derivative features' liability	—	490	—
Total	$10	$(43)	$57

(1)	There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.
Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$52	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 - 565 bps	112 bps
	788	Market com-parable companies	EBITDA multiples Discount rate Cash flow multiples	6.2x - 30.7x 7.2% - 17.0% 9.0x - 17.7x	13.0x 11.3% 13.1x
Separate Account assets	332	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.6% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	228 bps 4.624%
GMIB reinsurance contract asset	9,673	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.70%-31.15%
Liabilities:
GMIBNLG	3,715	Discounted cash flow	Non-performance Risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term Equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	121	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.70%-31.15%
GIB	(36)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.70-31.15%
GMAB	4	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 9.70%-31.15%

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 -565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	5.3x-27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Separate Account assets	326	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.4%
GMIB reinsurance contract asset	10,488	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9%- 30.9%
Liabilities:
GMIBNLG	4,056	Discounted cash flow	Non-performance Risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	130	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.0% - 30.9%
GIB	(27)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Excluded from the tables above at March 31, 2018 and December 31, 2017, respectively, are approximately $497 million and $395 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 29.8% and 25.3% of total assets classified as Level 3 and represent only 0.3% and 0.2% of total assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at March 31, 2018 and December 31, 2017, respectively, are approximately $840 million and $842 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 68.3% and 73.9% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. There were no Residential mortgage backed securities included in the tables above at March 31, 2018 and December 31, 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. There were no Asset-backed securities included in the tables above at March 31, 2018 and December 31, 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at March 31, 2018 and December 31, 2017, primarily consist of a private real estate fund with a fair value of approximately $332 million and $326 million and mortgage loans with fair value of approximately $1 million and $1 million, respectively. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. A significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $15 million and $9 million at March 31, 2018 and $14 million and $8 million at December 31, 2017, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB’s 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and fair values at March 31, 2018 and December 31, 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2018:
Mortgage loans on real estate	$11,316	$—	$—	$11,111	$11,111
Loans to affiliates	702	—	702	—	702
Policyholders’ liabilities: Investment contracts	3,018	—	—	2,949	2,949
Funding Agreements	3,014	—	2,962	—	2,962
Policy loans	3,305	—	—	4,073	4,073
Short-term debt	490	—	490	—	490
Separate Account Liabilities	7,647	—	—	7,647	7,647
December 31, 2017:
Mortgage loans on real estate	$10,935	$—	$—	$10,895	$10,895
Loans to affiliates	703	—	700	—	700
Policyholders’ liabilities: Investment contracts	2,068	—	—	2,170	2,170
Funding Agreements	3,014	—	3,020	—	3,020
Policy loans	3,315	—	—	4,210	4,210
Short-term and Long-term debt	769	—	768	—	768
Separate Account Liabilities	7,537	—	—	7,537	7,537
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
Fair values for the Company’s long-term debt related to real estate joint ventures is determined by a third-party appraisal and assessed for reasonableness. The Company’s short-term debt primarily includes commercial paper issued by AB with short-term maturities and book value approximates fair value. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined from quotations provided by brokers knowledgeable about these securities and internally assessed for reasonableness, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.
Fair values for FHLBNY funding agreements are determined from a matrix pricing model and are internally assessed for reasonableness. The matrix pricing model for FHLBNY funding agreements utilizes the curve derived from FHLBNY indicative price of funding agreement.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

8)    REVENUE RECOGNITION
See Note 2, Significant Accounting Policies - Revenue Recognition, for descriptions of revenues presented in the table below and subject to contracts with customers determined to be in-scope of the new guidance.
The table below presents the revenues recognized during the first quarters of 2018 and 2017, disaggregated by category:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$726	$645
Performance-based fees	6	6
Research services	114	113
Distribution services	180	165
Other revenues:
Shareholder services	20	18
Other	6	4
Total investment management and service fees	$1,052	$951

Other income	$7	$7

9)    SHARE-BASED COMPENSATION PROGRAMS
AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries. AB also sponsors its own unit option plans for certain of its employees.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Compensation costs for the first quarters of 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Performance Shares	$2,598	$3,402
Stock Options	(920)	9
AB Restricted Units	12,484	7,700
Other compensation plans(1)	(119)	65
Total Compensation Expenses	$14,043	$11,176

(1)	Other compensation plans include Restricted Stock and Stock Appreciation Rights.
Performance Shares
Settlement of second tranche of the 2014 Grant in 2018. On March 26, 2018, share distributions totaling approximately $20 million were made to active and former AXA Equitable employees in settlement of 0.8 million performance shares earned under the terms of the second tranche of the AXA Performance Share Plan 2014.
AB Long-term Incentive Compensation Plans. During the first quarters of 2018 and 2017, AB purchased 0.1 million and 1.3 million Holding Units for $2 million and $31 million respectively (on a trade date basis). There were no open-market purchases during the first quarter of 2018. The first quarter 2017 amount reflects open-market purchases of 1.2 million Holding Units for $28 million, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.
During the first quarters of 2018 and 2017, AB granted to employees and eligible Directors 1.1 million and 1.1 million restricted Holding awards, respectively. In the first quarters of 2018 and 2017, AB used Holding Units repurchased during the period and newly issued Holding Units to fund the restricted Holding Unit awards.
During the first quarters of 2018 and 2017, AB Holding issued 0.2 million and 0.3 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4 million and $5 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

10)    INCOME TAXES
Income tax expense for the first quarter of 2018 was computed using an estimated annual effective tax rate (“ETR”). The estimated ETR is revised, as necessary, at the end of successive interim reporting periods. Income tax expense for first quarter of 2017 was computed using a discrete effective tax rate method.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11)    RELATED PARTY TRANSACTIONS
The Company provides personnel services, employee benefits, facilities, supplies and equipment under service agreements with AXA Financial subsidiaries and affiliates to conduct their business. In addition, the Company participates in certain cost sharing and service agreements with AXA and other nonconsolidated affiliates (collectively, "AXA Affiliates"), including technology and professional development arrangements. The costs related to the cost sharing and service agreements are allocated based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support each company. There have been no material changes in these service agreements from those disclosed in the 2017 Form 10-K.
At March 31, 2018 and December 31, 2017, AXA Equitable’s GMIB reinsurance asset with AXA RE Arizona had carrying values of $7,939 million and $8,594 million, respectively, and is reported in GMIB contract asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in the first quarters of 2018 and 2017 totaled approximately $110 million and $109 million, respectively. Ceded claims paid in the first quarters of 2018 and 2017 were $66 million and $49 million, respectively.
In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), of which AXA Equitable owns 70% and Saum Sing owns 30%. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $25 million. On a consolidated basis, the balance as of March 31, 2018 is $36 million reported in Real estate held for the production of income in the consolidated balance sheets.
In March 2018, AXA Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $203 million of long-term debt on the Company's balance sheet for the first quarter of 2018.

12)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of March 31, 2018 and 2017 follow:

	March 31,
	2018	2017
	(in millions)
Unrealized gains (losses) on investments	$(124)	$146
Foreign currency translation adjustments	(40)	(42)
Defined benefit pension plans	(55)	(46)
Total accumulated other comprehensive income (loss)	(219)	58
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	61	79
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$(158)	$137

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of OCI, net of taxes for the first quarters of 2018 and 2017 follow:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(4)	$35
(Gains) losses reclassified into net income (loss) during the period	—	—
Foreign currency translation adjustment	(4)	35
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(70)	140
(Gains) losses reclassified into net income (loss) during the period(1)	(985)	(23)
Net unrealized gains (losses) on investments	(1,055)	117
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	314	(25)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(197) and $50)	(741)	92
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Net gain (loss) arising during the period	(4)	—
Amortization of net actuarial (gains) losses included in
Amortization of net prior service cost included in net periodic cost	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0 and $0.	(4)	—
Total other comprehensive income (loss), net of income taxes	(749)	127
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(7)	(7)
Other comprehensive income (loss) attributable to AXA Equitable	$(756)	$120

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(262) million and $13 million, for the first quarters of 2018 and 2017, respectively.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In April 2018, the Superior Court of New Jersey Appellate Division affirmed the trial court’s decision. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. We are vigorously defending these matters.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable’s COI increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. In March 2018, plaintiff amended its complaint to add two new plaintiffs, including the individual Malcolm Currie. The current complaint alleges the following claims: breach of contract; misrepresentations by AXA in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; violations of the California Unfair Competition Law, and the California

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Elder Abuse Statute. Plaintiffs seek (a) compensatory damages, costs, and, pre- and post-judgment interest, (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class, and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Seven individual actions challenging the COI increase are also pending against AXA Equitable in federal or state courts. They contain similar allegations as those in Brach as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Pursuant to an October 2017 order, the putative class action and the four individual federal actions are consolidated for the purposes of coordinating pre-trial activities. We are in various stages of motion practice, and are vigorously defending each of these matters.
Restructuring
The restructuring costs and liabilities associated with the Company's initiatives were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2018	2017
	(in millions)
Severance
Balance, beginning of year	$23	$22
Additions	7	17
Cash payments	(3)	(14)
Other reductions	—	(2)
Balance, end of Year	$27	$23

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2018	2017
	(in millions)
Leases
Balance, beginning of year	$165	$170
Expense incurred	—	29
Deferred rent	2	10
Payments made	(11)	(48)
Interest accretion	1	4
Balance, end of year	$157	$165

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
March 31, 2018:	(in millions)
Short-term FHLBNY funding agreements	$500	less than one month	$1,500	$1,500
Long-term FHLBNY funding agreements	1,417	less than 4 years	—	—
	204	Less than 5 years	—	—
	879	greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at March 31, 2018	$3,000		$1,500	$1,500
December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than 4 years	324	—
	377	Less than 5 years	303	—
	879	Greater than five years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017	$3,000		$6,762	$6,000
Other Commitments
AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily, as well as $772 million (including $222 million with affiliates) and $712 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2018.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14)    BUSINESS SEGMENT INFORMATION
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenues derived from any customer did not exceed 10% of revenues for the first quarters of 2018 and 2017.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to AXA Equitable for the first quarters of 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income (loss) attributable to AXA Equitable	$(194)	$(172)
Adjustments related to:
GMxB features	597	485
Investment (gains) losses	(87)	11
Investment income (gain) loss from certain derivative instruments	(20)	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	23	27
Other adjustments	198	(20)
Income tax expense (benefit) related to above adjustments	(139)	(188)
Non-recurring tax items	7	4
Non-GAAP Operating Earnings	$385	$147
Operating earnings (loss) by segment:
Individual Retirement	$298	$142
Group Retirement	70	50
Investment Management and Research	51	12
Protection Solutions	26	(34)
Corporate and Other(1)	(60)	(23)
Total	$385	$147

(1)	Includes interest expense of $9 million and $4 million, for the first quarters of 2018 and 2017, respectively.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Investment income (loss) from certain derivative instruments, which includes net derivative gains (losses), excluding derivative instruments used to hedge risks associated with interest margins on interest sensitive life and annuity contracts, separate account fee hedges, and freestanding and embedded derivatives associated with products with GMxB features.

The table below presents Segment revenues for three months ended for the first quarters of 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Segment revenues:
Individual Retirement(1)	$619	$904
Group Retirement(1)	245	230
Investment Management and Research(2)	909	742
Protection Solutions(1)	644	633
Corporate and Other(1)	197	238
Adjustments related to:
GMxB features	(586)	(485)
Investment gains (losses)	87	(11)
Investment income (loss) from certain derivative instruments	20	—
Other adjustments to segment revenues	(104)	63
Total revenues	$2,031	$2,314

(1)	Includes investment expenses charged by AB of approximately $16 million and $15 million for the first quarters of 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $23 million and $22 million for the first quarters of 2018 and 2017, respectively, are included in total revenues of the Investment Management segment.

The table below presents Total assets by segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)
Total assets by segment:
Individual Retirement	$108,741	$120,612
Group Retirement	42,731	40,472
Investment Management and Research	11,345	10,079
Protection Solutions	38,897	34,328
Corporate and Other	20,710	20,494
Total assets	$222,424	$225,985

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15)    SUBSEQUENT EVENTS
On April 11, 2018, the Company restated its 2016 financial statements, which caused defaults under certain of its derivative agreements. The Company sought waivers for these defaults from the relevant counterparties as appropriate and obtained all such waivers on April 11, 2018. The Company does not consider this to have a material impact on its business, results of operations or financial condition.
On April 12, 2018, we completed an unwind of the reinsurance provided to AXA Equitable by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company, a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. As of March 31, 2018, $7.9 billion of the $9.7 billion of the GMIB reinsurance contract asset is with AXA Re Arizona. Following the novation of this business to EQ AZ Life Re Company, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona's merger with and into AXA Equitable, the GMxB Business is not subject to any internal reinsurance arrangements.
On April 20, 2018, AXA pre-paid the remaining $650 million of a $700 million note and $50 million of a $500 million term loan and related accrued interest from the Company.
On April 20, 2018, the Company purchased an $800 million note from Holdings maturing on April 20, 2021.
On April 25, 2018, Holdings adopted the AXA Equitable Holdings, Inc. Short-Term Incentive Compensation Plan (the “STIC Plan”).  Although the STIC Plan is not a share-based compensation plan, awards payable under the STIC Plan may be paid in cash or in awards granted under the Omnibus Plan. On May 8, 2018, Holdings adopted the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”), a share-based compensation plan.  Holdings is the sponsor of these plans and qualifying employees of AXA Equitable will be eligible for participation in the plans.
On May 2, 2018, AB announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. AB’s Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. AB will begin relocating jobs during 2018 and expects this transition to take several years. AB will continue to maintain a principal location in New York City, which will house its Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.
On May 14, 2018, Holdings completed an initial public offering in which AXA sold a minority stake to the public.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The accompanying discussion and analysis represents a discussion and analysis of AXA Equitable's financial condition and results of operations and not the financial condition and results of operations of Holdings.
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
We manage our business through four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in these segments in Corporate and Other. See Note 14 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with variable annuity guaranteed benefits ("GMxB") features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
In addition to our dynamic hedging strategy, we have recently implemented static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these new static hedge positions increase the size of our derivative positions and may result in higher net income volatility on a period-over-period basis.
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
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We review the actuarial assumptions underlying these valuations at least annually and update assumptions when appropriate. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of Notes to Consolidated Financial Statements.
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
National Association of Insurance Commissioners ("NAIC"). The NAIC is currently considering a proposal, which if adopted, could materially change the sensitivity of variable annuity reserves and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. In addition, the Financial Condition (E) Committee has established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current reserve and capital framework for insurance companies that sell variable annuity products.
Department of Labor (“DOL”). In April 2016, the DOL issued a final rule (the "Rule"), which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and IRA holders. In February 2017, the DOL was directed by the President’s Memorandum to review the Rule and determine whether the Rule should be rescinded or revised, in light of the new administration’s policies and orientations. The Rule was partially implemented on June 9, 2017, with a special transition period for certain requirements that are due to take effect on January 1, 2018. On November 29, 2017, the DOL finalized a delay in implementing a delay in implementing certain portions of the Rule from January 1, 2018 to July 1, 2019. On March 15, 2018, a federal appeals court issued a decision vacating the Rule. A final mandate has not been issued as of the date of this filing, and there is a possibility that the DOL may ask for a rehearing or appeal this decision. At this time, we do not currently plan any immediate changes to our approach to selling products and providing services to ERISA plans and IRAs. If the Rule remains in effect, we may need to make adverse changes to the level and type of services we provide as well as the nature and amount of compensation and fees that we and our affiliated advisors and firms receive for investment-related services to retirement plans and IRAs.
Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also includes changes to the dividends received deduction ("DRD"), insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries (within our Investment Management and Research segment).
As a result of the Tax Reform Act, we expect our Non-GAAP Operating Earnings to improve on a recurring basis due to the reduction in the effective tax rate. Our new effective tax rate is expected to be approximately 19%, driven mainly by the new federal corporate tax rate of 21% and the Dividends Received Deduction ("DRD") benefit.
We expect the Tax Reform Act to have both positive and negative impacts on our consolidated balance sheet. On the one hand, as a one-time effect, the lower tax rate resulted in a reduction to the value of our deferred tax assets. On the other hand, the Tax Reform Act repeals the corporate AMT and, subject to certain limitations, allows us to use our AMT credits going forward, which will result in a reduction of our tax liability.
In 2017, on a statutory basis, we recorded a moderate increase to our risk-based capital ("RBC") ratio as a result of the Tax Reform Act. Specifically, this was mainly driven by the benefit of the corporate AMT repeal, but partially offset by a lower statutory deferred tax asset valuation.
We expect the tax liability on the earnings of our foreign subsidiaries will decrease going forward. In 2017, we recorded a one-time estimated decrease to net income of $23 million due to the estimated transitional tax on some of the accumulated earnings of these subsidiaries.
Overall, we expect the Tax Reform Act to have a net positive economic impact on us. At December 31, 2017, we recorded a provisional estimate of the income tax effects related to the Tax Reform Act. During the period ended March 31, 2018, we have not recorded any changes to this estimate. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.
Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, which is a measure that is not determined in accordance with U.S. GAAP. Management believes that the use of this non-GAAP financial measure, together with relevant U.S. GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers and trends of our business. This non-GAAP financial measure is intended to remove from our results of operations the impact of market changes (other than with respect to equity method investments) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. This measure should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate this measure. Consequently, our Non-GAAP Operating Earnings may not be comparable to similar measures used by other companies.
We also discuss certain operating measures, including AUM and AV, which management believes provide useful information about our businesses and the operational factors underlying our financial performance.
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

•
Income tax expense (benefit) related to the above items and non-recurring tax items, which includes release of tax positions for a given audit period, goodwill impairment, state taxes on the sale of real estate and, for the three months ended March 31, 2018, the impact related to the Tax Reform Act.

Because Non-GAAP Operating Earnings excludes the foregoing items that can be distortive or unpredictable, management believes that this measure enhances the understanding of the Company’s underlying drivers of profitability and trends in our business, thereby allowing management to make decisions that will positively impact our business.
We use our prevailing corporate federal income tax rate of 21%, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to AXA Equitable to Non-GAAP Operating Earnings.

The table below presents a reconciliation of Net income attributable to AXA Equitable to Non-GAAP Operating Earnings for the first quarters of 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income attributable to AXA Equitable	$(194)	$(172)
Adjustments related to:
GMxB features	597	485
Investment (gains) losses	(87)	11
Investment income (gain) loss from certain derivative instruments	(20)	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	23	27
Other adjustments	198	(20)
Income tax expense (benefit) related to above adjustments	(139)	(188)
Non-recurring tax items	7	4
Non-GAAP Operating Earnings	$385	$147
Assets Under Management (“AUM”)
AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.
Account Value (“AV”)
AV generally equals the policy account value of our retirement and protection products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Account AV refers to Separate Account investment assets.
Protection Solutions Reserves
Protection Solutions Reserves equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.
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
As of March 31, 2018 and March 31, 2017, our economic interest in AB was approximately 28.9% and 29.0%, respectively. Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.

The following table summarizes our consolidated statements of income (loss) for the first quarters of 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	$869	$852
Premiums	223	232
Net derivative gains (losses)	(777)	(362)
Net investment income (loss)	548	630
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	—
Other investment gains (losses), net	87	(11)
Total investment gains (losses), net	87	(11)
Investment management and service fees	1,057	956
Other income	24	17
Total revenues	2,031	2,314
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	489	975
Interest credited to policyholders’ account balances	338	279
Compensation and benefits (includes $31 and $33 of deferred acquisition costs)	456	438
Commissions and distribution related payments (includes $100 and $115 of deferred acquisition costs)	371	382
Interest expense	11	5
Amortization of deferred policy acquisition costs (net of capitalization of $132 and $149)	10	29
Other operating costs and expenses (includes $1 and $1 of deferred acquisition costs)	440	381
Total benefits and other deductions	2,115	2,489
Income (loss) from continuing operations, before income taxes	(84)	(175)
Income tax (expense) benefit	44	121
Net income (loss)	(40)	(54)
Less: net (income) loss attributable to the noncontrolling interest	(154)	(118)
Net income (loss) attributable to AXA Equitable	$(194)	$(172)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Non-GAAP Operating Earnings	$385	$147

The following discussion compares the results for the first quarter of 2018 compared to the comparable 2017 period's results.
First Quarter 2018 Compared to First Quarter 2017
Net Income Attributable to AXA Equitable
The $22 million decrease in net income attributable to AXA Equitable, to $(194) million for the first quarter 2018 from $(172) million for the first quarter 2017, was primarily driven by the following notable items:

•	Decrease in Net derivative gains (losses) of $415 million is mainly due to increased losses from hedging the Individual Retirement segment's GMxB reserves due to higher interest rates in Q1 2018.

•	Decrease in Net investment income (loss) of $82 million due to lower unrealized gains (losses) from trading securities primarily driven by increase in interest rates.

•	Increase in Other operating costs and expenses of $59 million due to an increase in restructuring costs and higher promotion and servicing costs.
Partially offsetting this decrease were the following notable items:

•
Decrease in Policyholders’ benefits of $486 million primarily from our Individual Retirement segment's GMxB reserves not carried at fair value reflecting positive movement in interest rates in first quarter 2018 compared to first quarter 2017.

•
Increase in Investment management and service fees of $101 million primarily driven by our Investment Management and Research segment mainly due to higher base fees reflecting an increase in average AUM of 13% and a 2% increase in the overall portfolio return rate.

•	Increase in Total investment gains (losses), net of $98 million primarily due to sale of fixed maturities securities, mainly U.S. Treasuries.

•
Decrease in Amortization of deferred policy acquisition costs of $19 million primarily due to lower baseline amortization driven by a DAC write-off in the first quarter of 2017 in our Protection Solutions segment as a result of our loss recognition testing resulting primarily from lower expected investment yields. This was partially offset by higher amortization in our Group Retirement segment primarily driven by rising interest rates.

•	Increase in Policy charges and fee income of $17 million primarily due to our Individual Retirement segment driven by higher Separate Account AV.

•	Decrease in Income tax benefit of $77 million due to lower pre-tax losses in first quarter 2018 compared to first quarter 2017.
Non-GAAP Operating Earnings
Our consolidated Non-GAAP Operating Earnings was favorably impacted during the period by a reduction in Policyholders' benefits in the Individual Retirement segment driven by an increase in interest rates partially offset by derivative losses as a result of hedging.
Non-GAAP Operating Earnings increased $238 million to $385 million during first quarter 2018 from $147 million in first quarter 2017, primarily driven by the following notable items:

•
$496 million decrease in Policyholders' benefits, primarily in our Individual Retirement segment's GMxB reserves not carried at fair value, reflecting an increase in interest rates in first quarter 2018 compared to first quarter 2017.

•
Increase in Investment management, service fees, and other income of $186 million primarily driven by our Investment Management and Research segment's higher base fees reflecting an increase in average AUM of 13% and a 2% increase in the overall portfolio return rate as well as an increase in revenues of $78 million from the impact of adoption of the revenue recognition standard (ASC 606) in 2018.

•
Decrease in Amortization of deferred policy acquisition costs of $22 million primarily due to lower baseline amortization driven by a DAC write-off in the first quarter of 2017 in the Protection Solutions segment as a result of our loss recognition testing primarily from lower expected investment yields. This was partially offset by higher amortization in our Group Retirement segment primarily driven by rising interest rates.

•
Decrease in Commissions and distribution related payments of $11 million due to lower commissions in the Individual Retirement and Protection Solutions segments, partially offset by higher distribution plan payments in the Investment Management and Research segment.

•	Increase in Policy charges, fee income and premiums of $8 million primarily from our Individual Retirement segment driven by higher Separate Account AV.
Partially offsetting this increase were the following notable items:

•
$318 million decrease in Investment gains (losses), net including derivative gains (losses) primarily from freestanding derivatives driven by an increase in interest rates in first quarter 2018 compared to first quarter 2017.

•
Compensation, benefits, interest expense and other operating costs and expenses increase of $71 million, including $43 million related to the impact of AB's adoption of revenue recognition standard (ASC 606) in 2018, AB's higher promotion and servicing of $17 million, and higher incentive compensation and higher base compensation at AB, which resulted from higher fringe benefits and higher commissions.

•	Decrease in Net investment income (loss) of $12 million primarily due to lower net investment income from our Investment Management and Research segment.
Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment and AUM and AV by segment, as applicable. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 14 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
For interim reporting periods in 2018, the Company calculates income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The tax expense calculated using the ETR is allocated to the Company’s business segments based on the proportion of each segment’s pre-tax Operating earnings (loss) to Non-GAAP Operating earnings (loss). Each business segment is also allocated its portion of any permanent tax items.  Income tax expense for interim periods in 2017 was computed using a discrete effective tax rate method.

The following table summarizes Operating earnings (loss) by segment for the first quarters of 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$298	$142
Group Retirement	70	50
Investment Management and Research	51	12
Protection Solutions	26	(34)
Total segment operating earnings (loss)	445	170
Corporate and Other	(60)	(23)
Non-GAAP Operating Earnings	$385	$147
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings	$298	$142

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$498	$477
Net investment income	89	81
Investment gains (losses), net including derivative gains (losses)	(162)	151
Investment management, service fees and other income	194	195
Segment Revenues	619	904
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	(43)	394
Interest credited to policyholders' account balances	58	63
Commissions and distribution related payments (1)	159	176
Amortization of deferred policy acquisition costs, net	(64)	(70)
Compensation, benefits, interest expense and other operating costs and expenses (2)	141	132
Segment benefits and other deductions	$251	$695
(1) Includes $71 million and $82 million of deferred policy acquisition costs.

(2) Net of capitalization of $85 million and $98 million.
(3) Includes $14 million and $16 million of deferred policy acquisition costs.

The following table summarizes AV for our Individual Retirement segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
AV
General Account	$19,511	$19,053
Separate Accounts	82,310	84,364
Total AV	$101,821	$103,417
The following table summarizes a roll forward of AV for our Individual Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance as of beginning of period	$103,417	$93,597
Gross premiums	1,784	2,007
Surrenders, withdrawals and benefits	(2,247)	(1,796)
Net flows	(463)	211
Investment performance, interest credited and policy charges	(1,133)	2,862
Balance as of end of period	$101,821	$96,670
First Quarter 2018 Compared to the First Quarter 2017 for the Individual Retirement Segment
Operating earnings
Operating earnings increased by $156 million to $298 million as of March 31, 2018 from $142 million as of March 31, 2017, primarily attributable to the following:

•
Net increase of $124 million in operating earnings, consisting of a $437 million improvement in Policyholder benefits driven primarily by positive movement in interest rates in first quarter 2018 compared to first quarter 2017 that was partially offset by Net derivative losses of $313 million.

•
Increase in Policy charges and fee income, Premiums, Investment management fees, service fees and Other income of $20 million due to higher average Separate Account AV primarily due to positive market performance in 2017.

Net Flows and AV

•	The increase in AV of $5.2 billion year over year was driven by stronger equity market performance in 2017.

•
Net outflows were $463 million, a $674 million decrease for the first quarter 2018, primarily driven by $1.0 billion of outflows on our older Accumulator block which were partially offset by $579 million of inflows on our newer products.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings	$70	$50

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$64	$59
Net investment income	136	133
Investment gains (losses), net including derivative gains (losses)	2	(4)
Investment management, service fees and other income	43	42
Segment Revenues	245	230
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	—	—
Interest credited to policyholders' account balances	70	71
Commissions and distribution related payments (1)	54	50
Amortization of deferred policy acquisition costs, net (2)	1	(14)
Compensation, benefits, interest expense and other operating costs and expenses (3)	34	44
Segment benefits and other deductions	$159	$151
(1) Includes $14 million and $16 million of deferred policy acquisition costs.
(2) Net of capitalization of $20 million and $22 million.
(3) Includes $6 million and $6 million of deferred policy acquisition costs.

The following tables summarize AV for our Group Retirement Segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
AV
General Account	$11,393	$11,319
Separate Accounts	22,525	22,587
Total AV	$33,918	$33,906

The following table summarizes a roll-forward of AV for our Group Retirement segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance as of beginning of period	$33,906	$30,138
Gross premiums	837	824
Surrenders, withdrawals and benefits	(735)	(769)
Net flows	102	55
Investment performance, interest credited and policy charges	(90)	975
Balance as of end of period	$33,918	$31,168
First Quarter 2018 Compared to First Quarter 2017 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $20 million to $70 million for the first quarter 2018 from $50 million in the first quarter 2017.
The increase is primarily attributable to the following:

•
Higher fee income from Policy charges, fee income and premiums and Investment management, service fees and other income of $6 million due to positive net flows of $101 million and Separate Account AV increase of 11%.

•	Increase in Income tax benefit of $13 million due to lower pre-tax losses in first quarter 2018 compared to first quarter 2017.
This increase was partially offset by the following:

•
Increase of $15 million in Amortization of deferred policy acquisition costs is primarily driven by rising interest rates which imply higher future expected lapses and lower assessments.  In addition, a one-time adjustment to DAC in the first quarter 2017 contributed to the increase in Amortization of deferred policy acquisition costs.

•	Increase in Commissions and distribution related payments of $4 million due to business growth.
Net Flows and AV

•
Net inflows were $102 million, a $47 million increase for the first quarter 2018, driven by a $13 million increase in Gross premiums, a reduction of $38 million in Surrenders and withdrawals, partially offset by a $5 million increase in death benefits.

•	The increase in AV of $2.75 billion was primarily due to market appreciation and positive net flows.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss) presented here represents our current economic interest, net of tax, in AB of approximately 28.9%.

The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings	$51	$12

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$—	$—
Net investment income	3	18
Investment gains (losses), net including derivative gains (losses)	2	(10)
Investment management, service fees and other income	904	734
Segment Revenues	909	742
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	—	—
Interest credited to policyholders' account balances	—	—
Commissions and distribution related payments	110	96
Amortization of deferred policy acquisition costs	—	—
Compensation, benefits, interest expense and other operating costs and expenses	564	497
Segment benefits and other deductions	$674	$593
Changes in AUM in the Investment Management and Research segment for the periods presented were as follows:

	Three Months Ended March 31,
	2018	2017
	(in billions)
Balance as of beginning of period	$554.5	$480.2
Long-term flows:
Sales/new accounts	34.1	19.0
Redemptions/terminations	(31.2)	(18.4)
Cash flow/unreinvested dividends	(5.3)	(0.8)
Net long-term (outflows) inflows	(2.4)	(0.2)
Market appreciation (depreciation)	(2.6)	17.9
Net change	(5.0)	17.7
Balance as of end of period	$549.5	$497.9

Average AUM in the Investment Management and Research segment for the periods presented by distribution channel and investment services were as follows:

	Three Months Ended March 31,
	2018	2017
	(in billions)
Distribution Channel:
Institutions	$269.3	$243.8
Retail	194.0	164.9
Private Wealth Management	93.8	82.5
Total	$557.1	$491.2
Investment Service:
Equity Actively Managed	$142.9	$115.7
Equity Passively Managed(1)	54.3	48.7
Fixed Income Actively Managed – Taxable	243.3	226.0
Fixed Income Actively Managed – Tax-exempt	40.6	3.3
Fixed Income Passively Managed(1)	10.0	11.1
Other(2)	66.0	52.4
Total	$557.1	$457.2
(1)    Includes index and enhanced index services.
(2)    Includes multi-asset solutions and services, and certain alternative investments.

First Quarter 2018 Compared to First Quarter 2017 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $39 million in the first quarter 2018 to $51 million from $12 million in the first quarter 2017 primarily attributable to the following:

•
Increase in Investment management, service fees, and other income of $170 million primarily due to higher base fees of $75 million resulting from increases in Retail, Institutions and Private Wealth Management base fees due to 13% increase in average AUM and a 2% increase in the overall portfolio rate. Operating earnings includes an increase in revenues of $78 million from the impact of adoption of the revenue recognition standard (ASC 606) in 2018.

•	Decrease in Income tax expense of $14 million due to tax reform.
This increase was partially offset by the following:

•
Increase in Compensation, benefits, interest expense and other operating costs and expenses of $67 million, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018, higher promotion and servicing of $17 million, higher incentive compensation and higher base compensation, which resulted from higher fringe benefits and higher commissions.

Long-Term Net Flows and AUM

•
Total AUM as of March 31, 2018 was $549.5 billion, up $51.6 billion, or 10%, during first quarter 2018. The increase was driven by market appreciation of $2.6 billion and net outflows of $2.4 billion (primarily due to Retail and Institutional outflows of $1.3 billion and $2.8 billion, respectively offset by Private Wealth Management inflows of $1.7 billion).

Protection Solutions
The Protection Solutions segment includes our life insurance and employee benefits businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including Variable Universal Life ("VUL"), Indexed Universal Life ("IUL") and term life products. In 2015, we entered the employee benefits market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. We plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings (loss)	$26	$(34)

Key components of Operating earnings are:

REVENUES
Policy charges, fee income and premiums	$424	$435
Net investment income	190	170
Investment gains (losses), net including derivative gains (losses)	(3)	(2)
Investment management, service fees and other income	33	30
Segment Revenues	644	633
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	341	359
Interest credited to policyholders' account balances	103	96
Commissions and distribution related payments (1)	42	47
Amortization of deferred policy acquisition costs(2)	68	132
Compensation, benefits, interest expense and other operating costs and expenses (3)	59	72
Segment benefits and other deductions	$613	$706
(1) Includes $15 million and $17 million of deferred policy acquisition costs.
(2) Net of capitalization of $27 million and $29 million.
(3) Includes $12 million and $11 million of deferred policy acquisition costs.

The following table summarizes Protection Solutions Reserves for our Protection Solutions segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
Protection Solutions Reserves
General Account	$12,624	$12,830
Separate Accounts	11,021	11,267
Total Protection Solutions Reserves	$23,645	$24,097

The following table presents our in-force face amounts as of the dates indicated for our individual life insurance products:

	March 31, 2018	December 31, 2017
	(in billions)
In-Force Face Amounts for Protection Solutions(1):
Universal Life(2)	$55.2	$55.8
Indexed Universal Life	6.3	6.4
Variable Universal Life(3)	108.2	109.1
Term	209.5	209.7
Whole Life	1.6	1.6
Total in-force face amount	$380.8	$382.6

(1)	Includes individual life insurance and does not include employee benefits as it is a start-up business and therefore has immaterial in-force.

(2)	Universal Life includes Guaranteed Universal Life.

(3)	Variable Universal Life includes VL and COLI.

First Quarter 2018 Compared to the First Quarter 2017 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $60 million in the first quarter 2018 to $26 million from $(34) million in the first quarter 2017 primarily attributable to the following:

•
Decrease of $64 million in Amortization of deferred policy acquisition costs, reflecting a $66 million decrease in amortization of DAC before capitalization. This decrease was mainly due to lower baseline amortization driven by a DAC write-off in the first quarter of 2017 as a result of our loss recognition testing resulting from lower expected investment yields.

•	Decrease of $18 million in Policyholders’ benefits mainly reflecting adverse mortality experience in 2017.
This increase was partially offset by the following:

•	Increase of $7 million in Interest credited to policyholders' account balances due to higher Account Values in our indexed UL products.

•	Decrease in Policy charges, fee income and premiums of $11 million as result of lower amortization of initial fee liability, partly offset by higher cost of insurance charges.

•	Increase of $45 million in income taxes due to a tax credit in the first quarter of 2017.
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

The following table summarizes Operating loss of Corporate and Other for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating earnings loss	$(60)	$(23)

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
Sources and Uses of Liquidity of our Retirement and Protection Businesses
The principal sources of liquidity for our retirement and protection businesses are premiums, investment and fee income, deposits associated with our insurance and annuity operations, cash and invested assets, as well as internal borrowings and distributions from AXA Equitable’s subsidiaries. From 2015 to 2017, AXA Equitable has received net distributions from subsidiaries totaling approximately $1.9 billion. In the first quarter of 2018, AXA Equitable has received net distributions from subsidiaries totaling $0.1 billion. These net distributions are comprised principally of dividends from AXA Equitable Funds Management Group, LLC and distributions from AB.
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
Hedging Activities
Because the future claims exposure on our insurance products, and in particular our variable annuity products with GMxB features, is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. We use derivatives as part of our overall asset/liability risk management program primarily to reduce exposures to equity market and interest rate risks. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are collectively managed to reduce the economic impact of unfavorable movements in capital markets. These derivative transactions require liquidity to meet payment obligations such as payments for periodic settlements, purchases, maturities and terminations as well as liquid assets pledged as collateral related to any decline in the net estimated fair value. Collateral calls represent one of our biggest drivers for liquidity needs. Following the GMxB Unwind, the derivative contracts reside primarily within AXA Equitable.
FHLB Membership
AXA Equitable is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides us with access to collateralized borrowings and other FHLBNY products. At March 31, 2018, we had $500 million of outstanding short-term funding agreements and $2.5 billion of long-term outstanding funding agreements issued to the FHLBNY and had posted $4.5 billion securities as collateral for funding agreements. In addition, a hedge was implemented to lock in the funding agreements borrowing rate, and $13 million of hedge impact was reported as funding agreement carrying value.
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
AB has a $1 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, which matures on October 22, 2019. The credit facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million. Any such increase is subject to the consent of the affected lenders. The AB Credit Facility is available for AB and SCB LLC, for business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the AB Credit Facility and AB management expects to draw on the AB Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.
The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2018, AB was in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender's commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender's commitments would automatically terminate.
As of March 31, 2018, and December 31, 2017, AB and SCB LLC had no amounts outstanding under the AB Credit Facility. During the first three months of 2018 and the full year 2017, AB and SCB LLC did not draw upon the AB Credit Facility.
AB has a $200 million, unsecured 364-day senior revolving credit facility (the "AB Revolver") with a leading international bank and the other lending institutions that may be party thereto. The AB Revolver is available for AB’s and SCB LLC’s business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC’s operations. Both AB and SCB LLC can draw directly under the AB Revolver and management expects to draw on the AB Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the AB Revolver. The AB Revolver contains affirmative, negative and financial covenants that are identical to those of the AB Credit Facility. As of March 31, 2018, AB had no amounts outstanding under the AB Revolver. As of December 31, 2017, AB had $75 million outstanding under the AB Revolver. Average daily borrowing of the AB Revolver during the first three months of 2018 and full year 2017 were $22 million and $21 million, respectively, with weighted average interest rates of approximately 2.4% and 2.0%, respectively.
In addition, SCB LLC also has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of $175 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2018, and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during first three months of 2018 and full year 2017 were $3 million and$5 million, respectively with weighted average interest rates of approximately 1.5% and 1.4%, respectively.

Capital Management
Our Board of Directors and senior management are directly involved in the governance of our capital management process, including proposed changes to our capital plan and capital targets.
Consolidated Cash Flows Analysis
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

	Three Months Ended March 31,
	2018	2017
	(in billions)
Cash and Cash Equivalents, beginning of period	$3.4	$2.9
Net cash provided by (used in) operating activities	—	—
Net cash provided by (used in) investing activities	(0.6)	(2.4)
Net cash provided by financing activities	1.0	2.3
Effect of exchange rates	—	—
Cash and Cash Equivalents, end of period	$3.8	$2.8
First Quarter 2018 Compared to First Quarter 2017
Cash and cash equivalents of $3.8 billion at March 31, 2018 increased $1.0 billion from $2.8 billion at March 31, 2017.
Net cash used in operating activities was $21 million for the first quarter of 2018, $39 million higher than the $18 million net cash used in operating activities in the first quarter of 2017. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments, other cash expenditures and tax payments.
Net cash used in investing activities was $0.6 billion for the first quarter of 2018; $1.8 billion higher than the $2.4 billion net cash used in investing activities in the first quarter of 2017. The increase was principally due to $0.9 billion higher cash outflows from cash settlement related to derivatives and the absence of any inflows from loans to affiliates included in first quarter of 2017 and by $142 million higher net purchases of short-term investments, partially offset by $1.4 billion lower net purchase of investments in the first quarter of 2018 as compared to the first quarter of 2017.
Net cash provided by financing activities was $1.0 billion for the first quarter of 2018; $1.3 billion lower than the $2.3 billion net cash provided by financing activities in the first quarter of 2017. The impact of the net deposits to policyholders’ account balances was $929 million and $1.6 billion in the first quarters of 2018 and 2017, respectively. Change in collateralized pledged assets and liabilities decreased $36 million in the first quarter of 2018, compared to a decrease of $922 million in the first quarter of 2017. During the first quarter of 2018, the Company had net cash outflows of $17 million related to repurchase and reverse repurchase agreements compared to cash inflows of $212 million in the first quarter of 2017.

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
Captive Reinsurance
Prior to April 2018, AXA Equitable ceded to AXA RE Arizona, an indirect, wholly owned subsidiary of Holdings, a (i) 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”), (ii) 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims, and (iii) 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007.
In connection with the GMxB Unwind on April 12, 2018, all of the business previously ceded to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company ("EQ AZ Life RE"), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties.
As a result of the GMxB Unwind, the statutory total adjusted capital of AXA Equitable increased by $0.2 billion, which, if the GMxB Unwind had occurred on or prior to March 31, 2018, would have resulted in an increase in our RBC ratio of approximately 20 percentage points to approximately 670% as of March 31, 2018.
Description of Certain Indebtedness
AB historically has been self-reliant for its financing, and we expect AB will remain so in its financing activities going forward. As of March 31, 2018, our total short-term and long-term external debt on a consolidated basis was $490 million.

The following table sets forth our total consolidated borrowings as of the dates indicated. Our financial strategy going forward will remain subject to market conditions and other factors.

	March 31, 2018			December 31, 2017
	AXA Equitable(1)	AB	Consolidated	AXA Equitable(1)	AB	Consolidated
	(in millions)
Short-term and long-term debt
AB Commercial paper	$—	$490	$490	$—	$491	$491
AB Loan	—	—	—	—	75	75
Long-term debt	—	—	—	203	—	203
Total short-term and long-term debt	—	490	490	203	566	769
Loans from affiliates
Loans from affiliates	—	—	—	—	—	—
Total borrowings	$—	$490	$490	$203	$566	$769

(1)
In March 2018, AXA Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $203 million of long-term debt on the Company's balance sheet for the first quarter of 2018.

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

	A.M. Best	S&P	Moody’s
Last review date	3/7/2018	3/6/2018	4/11/2018
Financial Strength Ratings:
AXA Equitable Life	A	A+	A2

Credit Ratings:
AB(1)	-	A	A2

(1)	Last review date May 10, 2017.

Supplementary Information
The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Note 11 of the Notes to Consolidated Financial Statements included herein and AXA Equitable’s 2017 Form 10-K as well as AB’s Report on Form 10-K for the year ended December 31, 2017 for information on related party transactions.

Contractual Obligations
The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information – Contractual Obligations” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2017 Form 10-K for additional information.
Adoption and Future Adoption of New Accounting Pronouncements
See Note 2 to the Notes to Consolidated Financial Statements included herein.

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
As previously reported, we identified two material weaknesses in the design and operation of our internal control over financial reporting. Our management has concluded that we do not (1) maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance, timely reviews of assumptions and data have occurred; and (2) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. We are currently in the process of remediating these material weaknesses by taking steps to

(i) validate all existing actuarial models and valuation systems and (ii) strengthen the control function related to the financial closing process. Although we plan to complete these remediation processes as quickly as possible, we cannot at this time estimate when these remediations will be completed.
A discussion of each of the critical accounting estimates may be found in the Company’s 2017 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Application of Critical Accounting Estimates.”
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

The following tables reconcile the consolidated balance sheet asset and liability amounts to GAIA.
General Account Investment Assets
March 31, 2018

	GAIA	Other(1)	Balance Sheet Total
	(in millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$34,125	$(495)	$33,630
Mortgage loans on real estate	11,316	—	11,316
Policy Loans	3,305	—	3,305
Real Estate held for production of income	52	—	52
Other equity investments	1,128	89	1,217
Other invested assets	170	3,404	3,574
Sub-total investments	50,096	2,998	53,094
Trading Securities	12,850	607	13,457
Total investments	62,946	3,605	66,551
Cash and cash equivalents	2,509	1,288	3,797
Repurchase and funding agreements(2)	(4,397)	—	(4,397)
Total	$61,058	$4,893	$65,951

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

General Account Investment Assets
December 31, 2017

Balance Sheet Captions:	GAIA	Other(1)	Balance Sheet Total
	(in millions)
Fixed maturities, available for sale, at fair value	$35,519	$839	$36,358
Mortgage loans on real estate	10,935	—	10,935
Policy loans	3,315	—	3,315
Real estate held for the production of Income	390	—	390
Other equity investments	1,264	87	1,351
Other invested assets	25	3,096	3,121
Subtotal investment assets	51,448	4,022	55,470
Trading securities	11,994	634	12,628
Total investments	63,442	4,656	68,098
Cash and cash equivalent	2,747	662	3,409
Repurchase and funding agreements(2)	(4,382)	—	(4,382)
Total	$61,807	$5,318	$67,125

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

Investment Results of General Account Investment Assets
The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended, March 31,				Year Ended December 31, 2017
	2018		2017
	Yield	Amount	Yield	Amount
	(dollars in millions)
Fixed Maturities(1):
Investment grade
Income (loss)	3.79%	$318	4.18%	$311	$1,297
Ending assets		32,845		30,143	34,210
Below investment grade
Income	6.47%	21	7.20%	28	107
Ending assets		1,280		1,568	1,309
Mortgages:
Income (loss)	4.18%	116	4.65%	116	453
Ending assets		11,316		10,144	10,935
Other Equity Investments(2):
Income (loss)	12.59%	41	12.82%	41	169
Ending assets		1,298		1,379	1,289
Policy Loans:
Income	6.08%	50	5.96%	51	205
Ending assets		3,305		3,424	3,315
Cash and Short-term Investments:
Income	0.51%	3	0.27%	2	12
Ending assets		2,509		2,118	2,747
Real Estate Held for Production of Income:
Interest expense and other	(1.91)%	(4)	1.42%	1	2
Ending assets (liabilities)		52		47	390
Repurchase and Funding agreements:
Interest expense and other		(9)		(4)	(21)
Ending (liabilities)		(4,397)		(3,790)	(4,382)
Total Invested Assets:
Income	4.41%	536	4.73%	546	2,224
Ending assets		48,208		45,033	49,813
Trading Securities:
Income	(0.87)%	(27)	3.23%	74	225
Ending assets		12,850		9,757	11,994
Total:
Investment Income	3.32%	509	4.58%	620	2,449
Less: investment fees	(0.11)%	(18)	(0.12)%	(16)	(65)
Investment Income, Net	3.21%	$491	4.46%	$604	$2,384
Ending Net Assets		$61,058		$54,790	$61,807

(1)	Fixed Maturities Investment Grade and Below Investment Grade are based on Moody’s Equivalent ratings.

(2)	Includes, as of March 31, 2018 and December 31, 2017, respectively, $170 million, and $25 million of other invested assets.

Fixed Maturities
The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. The limited below investment grade securities in the GAIA portfolio consist of “fallen angels” originally purchased as investment grade, as well as short duration public high yield and loans to middle market companies. At March 31, 2018 and December 31, 2017, respectively, 76.2% and 77.4% of the fixed maturity portfolio was publicly traded.
Fixed Maturities by Industry
The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total (%)
	(in millions)
At March 31, 2018:
Corporate Securities:
Finance	$5,345	$108	$48	$5,405	16%
Manufacturing	6,382	153	108	6,427	19%
Utilities	3,646	127	64	3,709	11%
Services	3,139	72	48	3,163	9%
Energy	1,744	65	30	1,779	5%
Retail and wholesale	1,034	18	16	1,036	3%
Transportation	924	33	20	937	3%
Other	145	5	1	149	—%
Total corporate securities	22,359	581	335	22,605	66%
U.S. government and agency	10,181	219	391	10,009	30%
Residential mortgage-backed(2)	221	12	—	233	1%
Preferred stock	465	45	4	506	1%
State & municipal	414	56	1	469	1%
Foreign governments	396	21	9	408	1%
Asset-backed securities	89	1	3	87	—%
Total	$34,125	$935	$743	$34,317	100%
At December 31, 2017
Corporate Securities:
Finance	$5,181	$185	$6	$5,360	14%
Manufacturing	6,118	258	12	6,364	17%
Utilities	3,513	196	11	3,698	10%
Services	2,850	117	14	2,953	8%
Energy	1,651	96	9	1,738	5%
Retail and wholesale	1,016	31	2	1,045	3%
Transportation	842	52	2	892	2%
Other	128	7	—	135	—%
Total corporate securities	21,299	942	56	22,185	60%
U.S. government and agency	12,629	676	185	13,120	36%
Commercial mortgage-backed	—	—	—	—	—%
Residential mortgage-backed(2)	236	15	—	251	1%
Preferred stock	461	44	1	504	1%
State & municipal	414	67	—	481	1%
Foreign governments	387	27	5	409	1%
Asset-backed securities	93	3	—	96	—%
Total	$35,519	$1,774	$247	$37,046	100%

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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
The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.1 billion, or 3.1% of the total fixed maturities at March 31, 2018 and $1.1 billion, or 3.1%, of the total fixed maturities at December 31, 2017. Gross unrealized losses on public and private fixed maturities increased from $247 million in 2017 to $743 million in first quarter 2018. Below investment grade fixed maturities represented 3.1% and 7.3% of the gross unrealized losses at March 31, 2018 and December 31, 2017, respectively.

Public Fixed Maturities Credit Quality.
The following table sets forth the General Account's public fixed maturities portfolios by NAIC rating at the dates indicated.
Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(in millions)
At March 31, 2018:
1	Aaa, Aa, A	$18,626	$514	$528	$18,612
2	Baa	7,004	277	103	7,178
	Investment grade	25,630	791	631	25,790

3	Ba	248	1	1	248
4	B	120	—	6	114
5	C and lower	4	—	—	4
6	In or near default	2	1	—	3
	Below investment grade	374	2	7	369
Total Public Fixed Maturities		$26,004	$793	$638	$26,159

At December 31, 2017
1	Aaa, Aa, A	$20,577	$1,117	$200	$21,494
2	Baa	6,492	409	8	6,893
	Investment grade	27,069	1,526	208	28,387
3	Ba	295	5	5	295
4	B	119	—	1	118
5	C and lower	3	—	—	3
6	In or near default	8	—	—	8
	Below investment grade	425	5	6	424
Total Public Fixed Maturities		$27,494	$1,531	$214	$28,811

(1)
Includes, as of March 31, 2018 and December 31, 2017, respectively, two securities with amortized cost of $4 million (fair value, $4 million) and two securities with amortized cost of $14 million (fair value, $14 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality.
The following table sets forth the General Account's private fixed maturities portfolios by NAIC rating at the dates indicated.
Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At March 31, 2018:
1	Aaa, Aa, A	$3,948	$68	$41	$3,975
2	Baa	3,488	70	48	3,510
	Investment grade	7,436	138	89	7,485
3	Ba	340	1	6	335
4	B	331	1	10	322
5	C and lower	13	—	—	13
6	In or near default	1	2	—	3
	Below investment grade	685	4	16	673
Total Private Fixed Maturities		$8,121	$142	$105	$8,158

At December 31, 2017:
1	Aaa, Aa, A	$3,925	$117	$12	$4,030
2	Baa	3,419	119	9	3,529
	Investment grade	7,344	236	21	7,559
3	Ba	352	2	4	350
4	B	315	3	8	310
5	C and lower	12	—	—	12
6	In or near default	2	2	—	4
	Below investment grade	681	7	12	676
Total Private Fixed Maturities		$8,025	$243	$33	$8,235

(1)
Includes, as of March 31, 2018 and December 31, 2017, respectively, 25 securities with amortized cost of $353 million (fair value, $345 million) and 24 securities with amortized cost of $506 million (fair value, $507 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality.
The following table sets forth the General Account's public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.
Corporate Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
At March 31, 2018:
1	Aaa, Aa, A	$11,397	$274	$169	$11,502
2	Baa	9,910	302	144	10,068
	Investment grade	21,307	576	313	21,570

3	Ba	587	2	7	582
4	B	449	1	16	434
5	C and lower	16	—	—	16
6	In or near default	1	2	—	3
	Below investment grade	1,053	5	23	1,035
Total Corporate Fixed Maturities		$22,360	$581	$336	$22,605

At December 31, 2017:
1	Aaa, Aa, A	$10,861	$449	$22	$11,288
2	Baa	9,339	481	16	9,804
	Investment grade	20,200	930	38	21,092
3	Ba	646	6	9	643
4	B	433	3	9	427
5	C and lower	13	1	—	14
6	In or near default	7	2	—	9
	Below investment grade	1,099	12	18	1,093
Total Corporate Fixed Maturities		$21,299	$942	$56	$22,185

(1)
Includes, as of March 31, 2018 and December 31, 2017, respectively, 26 securities with amortized cost of $291 million (fair value, $286 million) and 23 securities with amortized cost of $440 million (fair value, $440 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Asset-backed Securities
At March 31, 2018, the amortized cost and fair value of asset backed securities held were $90 million and $87 million, respectively. At December 31, 2017, those amounts were $93 million and $96 million, respectively.

Commercial Mortgage-backed Securities
At March 31, 2018 and December 31, 2017 there were no General Account commercial mortgaged-backed securities outstanding.
Mortgages
Investment Mix
At March 31, 2018 and December 31, 2017, respectively, approximately 16.1% and 15.3%, respectively, of invested assets were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans	$8,738	$8,369
Agricultural mortgage loans	2,585	2,574
Total Mortgage Loans	$11,323	$10,943
The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Account's investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2018		December 31, 2017
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(dollars in millions)
By Region:
U.S. Regions:
Pacific	$3,308	29.2%	$3,264	29.8%
Middle Atlantic	3,091	27.3	2,941	26.9
South Atlantic	1,266	11.2	1,096	10.0
East North Central	929	8.2	917	8.4
Mountain	812	7.2	800	7.3
West North Central	769	6.8	778	7.1
West South Central	506	4.4	499	4.6
New England	459	4.1	460	4.2
East South Central	183	1.6	188	1.7
Total Mortgage Loans	$11,323	100.0%	$10,943	100.0%
By Property Type:
Office Buildings	$3,767	33.3%	$3,639	33.3%
Apartment Complexes	3,183	28.1	2,997	27.4
Agricultural properties	2,585	22.8	2,574	23.5
Retail stores	695	6.1	647	5.9
Hospitality	426	3.8	417	3.8
Industrial Buildings	325	2.9	326	3.0
Other	342	3.0	343	3.1
Total Mortgage Loans	$11,323	100.0%	$10,943	100.0%
At March 31, 2018 and December 31, 2017, respectively, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 59% and 59% while the agricultural mortgage loans weighted average loan-to-value ratio was 46% and 46%.

The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans as of March 31, 2018 and December 31, 2017, respectively. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$994	$175	$597	$569	$321	$29	$2,685
50% - 70%	4,588	689	1,341	759	406	48	7,831
70% - 90%	169	110	144	330	27	—	780
90% plus	—	—	27	—	—	—	27
Total Commercial and Agricultural Mortgage Loans	$5,751	$974	$2,109	$1,658	$754	$77	$11,323

(1)	The debt service coverage ratio is calculated using actual results from property operations.

December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
0% - 50%	$1,014	$149	$595	$589	$316	$30	$2,693
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Commercial and Agricultural Mortgage Loans	$5,382	$987	$2,111	$1,652	$732	$79	$10,943
The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2018 and December 31, 2017, respectively.
Mortgage Loans by Year of Origination

	March 31, 2018
Year of Origination	Amortized Cost	% of Total
	(dollars in millions)
2017	$391	3.5%
2016	2,043	18.0%
2015	3,288	29.0%
2014	1,556	13.7%
2013	1,174	10.4%
2012 and prior	2,871	25.4%
Total Mortgage Loans	$11,323	100.0%

	December 31, 2017
Year of Origination	Amortized Cost	% of Total
	(in millions)
2017	$2,026	18.5%
2016	3,281	30.0
2015	1,551	14.2
2014	1,170	10.7
2013	1,485	13.6
2012 and prior	1,430	13.0
Total Mortgage Loans	$10,943	100.0%
At March 31, 2018 and December 31, 2017, respectively, $66 million and $49 million of mortgage loans were classified as problem loans while $0 million and $0 million were classified as potential problem loans.
Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2018 and March 31, 2017.
Commercial Mortgage Loans

	Three Months Ended March 31,
	2018	2017
Allowance for credit losses:	(in millions)
Beginning Balance, January 1,	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending Balance, March 31,	$7	$8
Ending Balance, March 31,:
Individually Evaluated for Impairment	$7	$8
Other Equity Investments
At March 31, 2018 and December 31, 2017, private equity partnerships, hedge funds and real-estate related partnerships were 98.8% and 87.5%, respectively of total other equity investments. These interests, which represent 1.8% and 1.6%, respectively of GAIA, consist of a diversified portfolio of LBO mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.
Other Equity Investments - Classifications

	March 31, 2018	December 31, 2017
	(in millions)
Common stock	$13	$158
Joint ventures and limited partnerships:
Private equity	963	927
Hedge funds	152	179
Total Other Equity Investments	$1,128	$1,264

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
Derivatives used to hedge exposure to variable annuity products with GMxB features
We have issued and continue to offer certain variable annuity products with GMxB features. The risk associated with the Guaranteed Minimum Death Benefits ("GMDB") feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the Guaranteed Minimum Living Benefits ("GMLB") features is that under-performance of the financial markets could result in the GMLB features’ benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal, policyholder election rates and other behaviors. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, we are party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, we derecognize these securities with consequent gain or loss from the sale. We have also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of Guaranteed Minimum Income Benefits ("GMIB") features contained in certain annuity contracts issued by us.
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
The tables below present quantitative disclosures about our derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	Three Months Ended March 31, 2018
		Fair Value		Gains (Losses) Reported in Net Income (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$3,318	$2	$1	$(28)
Swaps	4,866	142	13	66
Options	21,635	3,261	1,392	(15)
Interest rate contracts:(1)
Swaps	21,646	302	347	(491)
Futures	15,835	—	—	40
Credit contracts:(1)
Credit default swaps	2,136	32	3	—
Other freestanding contracts:(1)
Foreign currency contracts	1,781	10	52	(51)
Margin	—	16	—	—
Collateral	—	8	1,824	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	9,673	—	(842)
GMxB derivative features liability(2,4)	—	—	3,804	440
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,609	104
Total	$71,217	$13,446	$9,045	$(777)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Derivative Instruments by Category

	At December 31, 2017			Gains (Losses) Reported In Net Earnings (Loss) March 31, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$2,950	$—	$—	$(207)
Swaps	4,587	3	125	(237)
Options	20,630	3,334	1,426	302
Interest rate contracts:(1)
Floors	—	—	—	—
Swaps	18,988	319	190	108
Futures	11,032	—	—	(19)
Credit contracts:(1)
Credit default swaps	2,057	34	2	6
Other freestanding contracts:(1)
Foreign currency contracts	1,297	11	2	—
Margin	—	18	—	—
Collateral	—	3	1,855	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,488	—	(514)
GMxB derivative features liability(2,4)	—	—	4,164	(58)
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,698	(301)
Total	$61,541	$14,210	$9,462	$(920)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:
Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2018	2017
	(in millions)
Fixed maturities	$86	$(6)
Other equity investments	—	4
Other	—	—
Total	$86	$(2)
The following table further describes realized gains (losses), net for Fixed maturities:
Fixed Maturities
Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$127	$20
Other	—	—
Total gross realized investment gains	127	20
Gross realized investment losses:
Other-than-temporary impairments recognized in income (loss)	—	—
Gross losses on sales and maturities	(41)	(26)
Total gross realized investment losses	(41)	(26)
Total	$86	$(6)

Other-Than-Temporary Impairments Recorded in Earnings (Losses)

At March 31, 2018 and March 31, 2017 there were no General Account other-than-temporary impairments recorded in Income (Loss).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2017 Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.
As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015. Until remedied, these material weaknesses could result in a misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.
Due to these material weaknesses, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018.
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

Changes in Internal Control Over Financial reporting
As described above, the Company has designed and implemented additional controls in connection with its remediation plan. Other than these additional controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 13 to the consolidated financial statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2017 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
NONE.
Item 3.    Defaults Upon Senior Securities
NONE.
Item 4.    Mine Safety Disclosures
NONE.
Item 5.    Other Information
Iran Threat Reduction and Syria Human Rights Act
Holdings, AXA Financial, AXA Equitable and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.
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
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,000. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.
In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,268 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $764.
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
Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.
Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $34,446 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,500.
The aggregate annual premium for the above-referenced insurance policies is approximately $557,232, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,737, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

Date: May 15, 2018	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: May 15, 2018		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Executive Director
Chief Accounting Officer and Controller