Form 10-Q
period 2018-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2018-08-14
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2018, 2,000,000 shares of the registrant’s Common Stock were outstanding.
REDUCED DISCLOSURE FORMAT:
AXA Equitable Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company (“AXA Equitable”) and its consolidated subsidiaries. “We,” “us” and “our” refer to AXA Equitable and its consolidated subsidiaries, unless the context refers only to AXA Equitable as a corporate entity. The term “ABLP” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries and “AB Holding” refers to AllianceBernstein Holding L.P., a Delaware limited partnership (ABLP and AB Holding, together, “AB”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations or financial condition, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	Adverse conditions in the global capital markets and the economy;

•	Variable annuity guaranteed benefits features within certain of our products;

•	Inadequacy of our reinsurance and hedging programs;

•	Competition from other insurance companies, banks, asset managers and other financial institutions;

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

•	Risks related to strategic transactions;

•	The occurrence of a catastrophe, including natural or man-made disasters;

•	Failure to protect our intellectual property and infringement claims by a third party;

•
Our investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, being subject to termination or non-renewal on short notice;

•	Failure of our insurance to fully cover potential exposures;

•	Changes in accounting standards;

•	Risks and increased compliance and regulatory costs due to certain of our administrative operations and offices being located internationally;

•
Our counterparties’ requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets and changes in the actual or perceived soundness or condition of other financial institutions and market participants;

•	Gross unrealized losses on fixed maturity and equity securities, illiquid investments and defaults on investments;

•
Changes to policyholder behavior assumptions under the contracts reinsured to our affiliated captives, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives;

•	The failure to administer or meet any of the complex product and regulatory requirements of our retirement and protection products;

•	Changes in statutory reserve or other requirements;

•	A downgrade in our financial strength and claims-paying ratings;

•	Consolidation of or a loss of, or significant change in, key product distribution relationships;

•	The failure of our risk management policies and procedures to be adequate to identify, monitor and manage risks;

•	Inadequate reserves due to differences between our actual experience and management’s estimates and assumptions;

•	Mortality, longevity and morbidity rates or persistency rates differing significantly from our pricing expectations;

•	The acceleration of the amortization of deferred acquisition costs (“DAC”);

•	Inherent uncertainty in our financial models that rely on a number of estimates, assumptions and projections;

•	Subjective determination of the amount of allowances and impairments taken on our investments;

•	Changes in the partnership structure of AB Holding and ABLP or changes in the tax law governing partnerships;

•	U.S. Federal and state legislative and regulatory action affecting financial institutions and changes in supervisory and enforcement policies;

•	The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “Tax Reform Act”) and future changes in U.S. tax laws and regulations or interpretations thereof;

•	Adverse outcomes of legal or regulatory actions;

•	Conflicts of interest that arise because our controlling stockholder and its affiliates have continuing agreements and business relationships with us; and

•	Our failure to effectively remediate the material weaknesses in our internal control over financial reporting.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors included in AXA Equitable’s Annual Report on Form 10-K for the year ended December 31, 2017, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events of circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, expect as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $40,638 and $34,831)	$40,394	$36,358
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	11,791	10,935
Real estate held for production of income(1)	53	390
Policy loans	3,266	3,315
Other equity investments(1)	1,328	1,351
Trading securities, at fair value	13,900	12,628
Other invested assets(1)	1,753	3,121
Total investments	72,485	68,098
Cash and cash equivalents(1)	4,974	3,409
Cash and securities segregated, at fair value	1,289	825
Broker-dealer related receivables	2,276	2,158
Deferred policy acquisition costs	4,786	4,547
Goodwill and other intangible assets, net	3,694	3,709
Amounts due from reinsurers	3,088	5,079
Loans to affiliates	800	703
GMIB reinsurance contract asset, at fair value	1,825	10,488
Current and deferred income tax assets	159	—
Other assets(1)	2,999	4,432
Separate Accounts assets	120,931	122,537
Total Assets	$219,306	$225,985

LIABILITIES
Policyholders’ account balances	$45,378	$43,805
Future policy benefits and other policyholders’ liabilities	28,122	29,034
Broker-dealer related payables	603	764
Securities sold under agreements to repurchase	1,850	1,887
Customers related payables	2,713	2,229
Amounts due to reinsurers	76	134
Short-term and Long-term debt(1)	515	769
Current and deferred income taxes	—	1,973

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30, 2018	December 31, 2017
	(Unaudited)
Other liabilities(1)	2,008	2,663
Separate Accounts liabilities	120,931	122,537
Total liabilities	$202,196	$205,795
Redeemable noncontrolling interest(1)	$146	$626
Commitments and contingent liabilities

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	7,770	6,859
Retained earnings	6,617	9,010
Accumulated other comprehensive income (loss)	(464)	598
Total AXA Equitable’s equity	13,925	16,469
Noncontrolling interest	3,039	3,095
Total equity	16,964	19,564
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$219,306	$225,985

(1)    See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	904	846	$1,773	$1,698
Premiums	217	225	440	457
Net derivative gains (losses)	(312)	1,763	(1,172)	1,362
Net investment income (loss)	548	686	1,096	1,316
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)	—	(13)
Other investment gains (losses), net	(5)	23	82	12
Total investment gains (losses), net	(5)	10	82	(1)
Investment management and service fees	1,077	999	2,134	1,955
Other income	10	19	34	36
Total revenues	2,439	4,548	4,387	6,823
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,339	1,363	1,828	2,338
Interest credited to policyholders’ account balances	240	208	495	448
Compensation and benefits (includes $35, $34, $66 and $68 of deferred policy acquisition costs, respectively)	466	450	992	888
Commissions and distribution related payments (includes $112, $116, $213 and $230 of deferred policy acquisition costs, respectively)	377	389	748	771
Interest expense	11	6	22	11
Amortization of deferred policy acquisition costs (net of capitalization of $147, $150, $279 and $298 of deferred policy acquisition costs, respectively)	31	(49)	89	(20)
Other operating costs and expenses	2,486	149	2,926	530
Total benefits and other deductions	4,950	2,516	7,100	4,966
Income (loss) from continuing operations, before income taxes	(2,511)	2,032	(2,713)	1,857
Income tax (expense) benefit	553	(419)	622	(298)
Net income (loss)	(1,958)	1,613	(2,091)	1,559
Less: net (income) loss attributable to the noncontrolling interest	(156)	(113)	(310)	(231)
Net income (loss) attributable to AXA Equitable	$(2,114)	$1,500	$(2,401)	$1,328

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,958)	$1,613	$(2,091)	$1,559
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	(8)	(21)	(12)	14
Change in unrealized gains (losses), net of reclassification adjustment	(311)	294	(1,052)	386
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(1)	1	(5)	1
Total other comprehensive income (loss), net of income taxes	(320)	274	(1,069)	401
Comprehensive income (loss)	(2,278)	1,887	(3,160)	1,960
Less: Comprehensive (income) loss attributable to noncontrolling interest	(142)	(93)	(303)	(218)
Comprehensive income (loss) attributable to AXA Equitable	$(2,420)	$1,794	$(3,463)	$1,742

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Equity attributable to AXA Equitable:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	$6,859	$5,339
Changes in capital in excess of par value	911	22
Capital in excess of par value, end of period	$7,770	$5,361

Retained earnings, beginning of year	$9,010	$6,151
Impact of adoption of revenue recognition standard ASC 606	8
Net income (loss)	(2,401)	1,328
Stockholder dividends	—	—
Retained earnings, end of period	$6,617	$7,479

Accumulated other comprehensive income (loss), beginning of year	$598	$17
Other comprehensive income (loss)	(1,062)	414
Accumulated other comprehensive income (loss), end of period	(464)	431
Total AXA Equitable’s equity, end of period	$13,925	$13,273

Noncontrolling interest, beginning of year	$3,095	$3,096
Impact of adoption of revenue recognition standard ASC 606	25	—
Repurchase of AB Holding units	(25)	(91)
Net income (loss) attributable to noncontrolling interest	275	231
Dividends paid to noncontrolling interest	(334)	(243)
Other comprehensive income (loss) attributable to noncontrolling interest	(7)	(13)
Other changes in noncontrolling interest	10	4
Noncontrolling interest, end of period	3,039	2,984
Total Equity, End of Period	$16,964	$16,257

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Net income (loss)	$(2,091)	$1,559
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	495	448
Policy charges and fee income	(1,773)	(1,698)
Net derivative (gains) losses	1,172	(1,362)
Investment (gains) losses, net	(82)	1
Realized and unrealized gains (losses) on trading securities	181	(133)
Amortization of deferred compensation	15	21
Amortization of deferred sales commission	13	17
Other depreciation and amortization	(45)	(61)
Amortization of deferred cost of reinsurance asset	1,885	(171)
Distribution from joint ventures and limited partnerships	44	50
Cash received on the recapture of captive reinsurance	1,099	—
Changes in:
Net broker-dealer and customer related receivables/payables	479	9
Reinsurance recoverable	15	(194)
Segregated cash and securities, net	(473)	(132)
Deferred policy acquisition costs	89	(20)
Future policy benefits	396	1,303
Current and deferred income taxes	(645)	204
Other, net	416	84
Net cash provided by (used in) operating activities	$1,190	$(75)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$4,810	$1,841
Mortgage loans on real estate	153	399
Trading account securities	4,843	5,241
Other	260	110
Payment for the purchase/origination of:
Fixed maturities, available for sale	(5,407)	(1,840)
Mortgage loans on real estate	(1,004)	(1,041)
Trading account securities	(5,075)	(6,936)
Other	(99)	(149)
Cash settlements related to derivative instruments	(267)	(907)
Increase in loans to affiliates	(1,100)	—
Decrease in loans to affiliates	700	—
Change in short-term investments	248	(508)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Investment in capitalized software, leasehold improvements and EDP equipment	(46)	(41)
Other, net	379	243
Net cash provided by (used in) investing activities	$(1,605)	$(3,588)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,227	$4,109
Withdrawals	(2,611)	(1,557)
Transfer (to) from Separate Accounts	(305)	767
Change in short-term financings	(51)	(1)
Change in collateralized pledged assets	—	1,248
Change in collateralized pledged liabilities	694	192
Increase (decrease) in Overdrafts payable	(29)	69
Repurchase of AB Holding units from noncontrolling interest	(25)	(128)
Redemption of noncontrolling interests of consolidated VIEs, net	(516)	(75)
Distribution to noncontrolling interests in consolidated subsidiaries	(334)	(243)
Increase (decrease) in Securities sold under agreement to repurchase	(37)	(199)
Other, net	(27)	—
Net cash provided by (used in) financing activities	$1,986	$4,182
Effect of exchange rate changes on cash and cash equivalents	(6)	11
Change in cash and cash equivalents	1,565	530
Cash and cash equivalents, beginning of year	3,409	2,950
Cash and Cash Equivalents, end of period	$4,974	$3,480

Non-cash transactions during the period(1)
Repayment of long-term debt	$202	$—
Transfer of assets to reinsurer	$(604)	$—
Repayment of loan to affiliates	$300	$—
(1)     See Note 11 for significant non-cash transactions related to the GMxB unwind and related merger of AXA RE Arizona.

See Notes to Consolidated Financial Statements (Unaudited)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
AXA Equitable Life Insurance Company (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) is a diversified financial services company. The Company is a direct, wholly-owned subsidiary of AXA Equitable Financial Services, LLC (“AEFS”). AEFS is a direct, wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial,” and collectively with its consolidated subsidiaries, “AXA Financial Group”). AXA Financial is a direct wholly-owned subsidiary of AXA Equitable Holdings, Inc. (“Holdings”). Prior to May 14, 2018, Holdings was a direct wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management. On May 14, 2018, Holdings completed an initial public offering in which AXA sold a minority stake to the public. The accompanying consolidated financial statements represent the consolidated results and financial position of AXA Equitable and not the consolidated results and financial position of Holdings.
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

•
The Protection Solutions segment includes the Company’s life insurance and group employee benefits businesses. The life insurance business offers a variety of variable universal life, indexed universal life and term life products to help affluent and high net worth individuals, as well as small and medium-sized business owners, with their wealth protection, wealth transfer and corporate needs. Our group employee benefits business offers a suite of life, short- and long-term disability, dental and vision insurance products to small and medium-size businesses across the United States.

The Company reports certain activities and items that are not included in our segments in Corporate and Other. Corporate and Other includes certain of the Company’s financing and investment expenses. It also includes: the closed block of life insurance (the “Closed Block”), run-off group pension business, run-off health business, certain strategic investments and certain unallocated items, including capital and related investments, interest expense and corporate expense. AB’s results of operations are reflected in the Investment Management and Research segment. Accordingly, Corporate and Other does not include any items applicable to AB.
At June 30, 2018 and June 30, 2017, respectively, AXA Equitable’s economic interest in AB was 28.8% and 29.3%. At June 30, 2018 and June 30, 2017, respectively, Holdings’ economic interest in AB was 64.7% and 46.3%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation
The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2017.
The terms “second quarter 2018” and “second quarter 2017” refer to the three months ended June 30, 2018 and 2017, respectively. The terms “first six months of 2018” and “first six months of 2017” refer to the six months ended June 30, 2018 and 2017, respectively.
2)    SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that revises the recognition criteria for revenue arising from contracts with customers to provide goods or services, except when those revenue streams are from insurance and investment contracts, leases, rights and obligations that are in the scope of certain financial instruments (i.e., derivative contracts) and guarantees other than product or service warranties, for which existing revenue recognition requirements are not superseded by this guidance. On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis and is reporting the additional disclosures required by the new standard in first quarter 2018. Adoption of this new guidance did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. However, some performance-based fees and carried-interest distributions, that prior to adoption were recognized when no risk of reversal remained, in certain instances under the new standard may be recognized earlier if it is probable that significant reversal will not occur. As a result, on January 1, 2018, the Company recognized a cumulative effect adjustment, net of tax, to increase opening equity attributable to AXA Equitable and the noncontrolling interest by approximately $8 million and $25 million, respectively, reflecting the impact of carried-interest distributions previously received by AB of approximately $78 million, net of revenue sharing payments to investment team members of approximately $43 million, for which it is probable that significant reversal will not occur and for which incremental tax is provided at AXA Equitable.
In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale (“AFS”) debt securities.  The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”). On January 1, 2018, the Company adopted the new recognition requirements on a modified retrospective basis for changes in the fair value of AFS equity securities, resulting in no material reclassification adjustment from AOCI to opening retained earnings for the net unrealized gains, net of tax, related to approximately $13 million common stock securities and eliminated their designation as AFS equity securities. The new guidance does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, the Company has classified its investment in the FHLB common stock as other invested assets at June 30, 2018. The Company’s investment assets held in the form of equity interests in unconsolidated entities, such as limited partnerships

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and limited liability companies, including hedge funds, private equity funds, and real estate-related funds, generally are accounted for under the equity method and were not impacted by this new guidance.  The Company does not currently report any of its financial liabilities under the fair value option.
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
Future Adoption of New Accounting Pronouncements
In June 2018, the FASB issued new guidance that largely aligns the accounting for share-based payment awards issued to employees and non-employees. The amendments in the new guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Changes to the accounting for non-employee awards should be applied to all new awards as well as outstanding awards using transition provisions intended to simplify adoption by eliminating the need to retrospectively determine fair values at historical grant dates. The Company has granted share-based payment awards only to employees as defined by accounting guidance and does not expect this guidance will have a material impact on its consolidated financial statements.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In February 2016, the FASB issued revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. The new lease accounting model will continue to distinguish between capital and operating leases. The current straight-line pattern for the recognition of rent expense on an operating lease is expected to remain substantially unchanged by the new guidance but instead will be comprised of amortization of the right-of-use asset and interest cost on the related lease obligation, thereby resulting in an income statement presentation similar to a financing arrangement or capital lease. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model. Although early adoption is permitted, the Company expects to adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective on January 1, 2019. The Company plans to elect the optional modified retrospective transition method to apply the provisions of the new standard at the adoption date, which will result in recognition and measurement of leases as a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under this transition method, the Company would not recast the prior financial statements presented. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing lease contracts and arrangements. Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.
Revenue Recognition
Investment Management and Service Fees and Related Expenses
Reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are investment advisory and service fees, distribution revenues, and institutional research services revenues principally emerging from the Investment Management and Research segment. Also included are investment management and administrative service fees earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) and reported in the Individual Retirement, Group Retirement and Protection Solutions segments as well as certain asset-based fees associated with insurance contracts.
Investment management, advisory, and service fees
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, AXA Equitable FMG provides investment management and administrative services, such as fund accounting and compliance services, to AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of assets under management (“AUM”), are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Certain investment advisory contracts of AB, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, calculated either as a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. These performance-based fees are forms of variable consideration and therefore, are excluded from the transaction price until it becomes probable there will not be significant reversal of the cumulative revenue recognized. At each reporting date, the Company evaluates constraining factors surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include contractual claw-back provisions, the length of time of the uncertainty, the number and range of possible amounts, the probability of significant fluctuations in the fund’s market value, and the level in which the fund’s value exceeds the contractual threshold required to earn such a fee and the materiality of the amount being evaluated. Prior to adoption of the new revenue recognition guidance on January 1, 2018, the Company recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received as deferred revenues until no risk of reversal remained.
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
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain AB sponsored mutual funds and the 1290 Funds and for the distribution primarily of EQAT and VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and VIP Trusts and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
The Company records 12b-1 fees monthly based upon a percentage of the net asset value (“NAV”) of the funds. At month-end, the variable consideration of the transaction price is no longer constrained as the NAV can be calculated and the value of consideration is determined. These services are separate and distinct from other asset management services as the customer can benefit from these services independently of other services. The Company accrues the corresponding 12b-1 fees paid to sub-distributors monthly as the expenses are incurred. The Company is acting in a principal capacity in these transactions; as such, these revenues and expenses are recorded on a gross basis in the consolidated statements of income (loss).
AB sponsored mutual funds offer back-end load shares in limited instances and charge the investor a contingent deferred sales charge (“CDSC”) if the investment is redeemed within a certain period. The variable consideration for these contracts is contingent upon the timing of the redemption by the investor and the value of the sales proceeds. Due to these constraining factors, the Company excludes the CDSC fee from the transaction price until the investor redeems the investment. Upon redemption, the cash consideration received for these contractual arrangements is recorded as a reduction of unamortized deferred sales commissions.
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
Shareholder services, including transfer agency, administration, and record-keeping are provided by AB to company-sponsored mutual funds. The consideration for these services is based on a percentage of the NAV of the fund or a fixed-fee based on the number of shareholder accounts being serviced. The revenues are recorded at month-end when the constraining factors involved with determining NAV or the numbers of shareholders’ accounts are resolved.
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
Contract assets and liabilities
The Company applies the practical expedient for contracts that have an original duration of one year or less. Accordingly, the Company accrues the incremental costs of obtaining a contract when incurred and does not consider the time value of money. At June 30, 2018 there are no material balances of contract assets and contract liabilities; as such, no further disclosures are necessary.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting and Consolidation of Variable Interest Entities (“VIEs”)
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that potentially could be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length.
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
At June 30, 2018, the Company held approximately $1,145 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the new guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheet as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $166,099 million, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1,145 million at June 30, 2018. Except for approximately $771 million of unfunded commitments at June 30, 2018, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At June 30, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at June 30, 2018, are total assets of $37 million related to this VIE, primarily resulting from the consolidated presentation of $37 million of real estate held for production of income. In addition, real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at June 30, 2018.
Included in the Company’s consolidated balance sheet at June 30, 2018 are assets of $225 million, liabilities of $5 million and redeemable non-controlling interest of $93 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets are assets of $108 million, liabilities of $2 million and redeemable non-controlling interest of $10 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

liabilities on the face of the Company’s consolidated balance sheet at June 30, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate. The Company is not required to provide financial support to these company-sponsored investment funds, and only the assets of such funds are available to settle each fund’s liabilities.
As of June 30, 2018, the net assets of AB sponsored investment products that are non-consolidated VIEs are approximately $47.6 billion, and the Company’s maximum risk of loss is its investment of $6 million in these VIEs and its advisory fee receivables from these VIEs, which are not material.
Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduces the federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also includes changes to the dividends received deduction (“DRD”), insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries (within our Investment Management and Research segment).
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
Overall, we expect the Tax Reform Act to have a net positive economic impact on us. At December 31, 2017, we recorded a provisional estimate of the income tax effects related to the Tax Reform Act. During the six months ended June 30, 2018, we have not recorded any changes to this estimate. We continue to evaluate this new and complicated piece of legislation, assess the magnitude of the various impacts and monitor potential regulatory changes related to this reform.
Assumption Updates and Model Changes
There were no significant assumption or model changes in the first or second quarters of 2018 or in the first quarter of 2017.
During the second quarter 2017, the Company updated its expectations of long-term lapse and partial withdrawal behavior for variable annuities with GMDB, GMIB, and GMWB guarantees based on emerging experience. These updates increased policyholders’ benefits by $602 million, increased the fair value of the GMIB reinsurance contract asset by $1,532 million, decreased the fair value of the NLG liability by $447 million, decreased the amortization of the deferred cost of reinsurance asset by $226 million and decreased the amortization of DAC by $32 million. In the second quarter and first six months of 2017, the after tax impacts of these assumption updates increased Net Earnings by approximately $1,064 million.
Revision of Prior Period Financial Statements
During the preparation of the second quarter 2018 financial statements, management identified errors in its previously issued financial statements related to: (a) a misclassification between interest credited and net derivative gains/losses, (b) an error in an actuarial model used to determine the deferred acquisition cost asset and related amortization for a

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

specific group of insurance products issued by the Company, and (c) the understatement of a charge from Holdings related to partial settlement of a pension plan obligation. The impact of these errors to the Company’s consolidated financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017, the three months ended March 31, 2017 and the years ended December 31, 2017 and 2016 were not considered to be material. In order to improve the consistency and comparability of the financial statements, management will revise the consolidated statements of income (loss) and statements of cash flows to include the revisions for the classification error the next time the financial statements for the period ended September 30, 2017 and the years ended December 31, 2017 and 2016 are presented. Additionally, this misclassification error also impacts the three and six months ended June 30, 2017 and has been reflected in the revision of these financial statements See Note 15 for details of the revision.
3)    INVESTMENTS
Fixed Maturities and Equity Securities
The following table provides information relating to fixed maturities and equity securities classified as AFS:
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
June 30, 2018:
Fixed Maturity Securities:
Public corporate	$17,368	$356	$423	$17,301	$—
Private corporate	7,004	88	147	6,945	—
U.S. Treasury, government and agency	14,112	206	415	13,903	—
States and political subdivisions	413	50	1	462	—
Foreign governments	440	18	11	447	—
Residential mortgage-backed(1)	211	10	—	221	—
Asset-backed(2)	621	1	5	617	2
Redeemable preferred stock	469	33	4	498	—
Total at June 30, 2018	$40,638	$762	$1,006	$40,394	$2

As a result of the adoption of the Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) standard on January 1, 2018, equity securities are no longer classified and accounted for as available-for-sale securities (see Note 2).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The contractual maturities of AFS fixed maturities at June 30, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2018

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,683	$1,688
Due in years two through five	7,582	7,664
Due in years six through ten	12,810	12,641
Due after ten years	17,262	17,065
Subtotal	39,337	39,058
Residential mortgage-backed securities	211	221
Asset-backed securities	621	617
Redeemable preferred stock	469	498
Total	$40,638	$40,394

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from sales	$373	$121	$3,801	$535
Gross gains on sales	$7	$10	$134	$29
Gross losses on sales	$(14)	$(7)	$(55)	$(27)
Total OTTI	$—	$(13)	$—	$(13)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in net income (loss)	$—	$(13)	$—	$(13)
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Balances, beginning of period	$(10)	$(147)	$(10)	$(190)
Previously recognized impairments on securities that matured, paid, prepaid or sold	1	45	1	88
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(13)	—	(13)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at June 30	$(9)	$(115)	$(9)	$(115)
(1)     Represents circumstances where the Company determined in the current period that it intends to sell the security or it     is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$1	$1
All other	(245)	1,526
Net Unrealized Gains (Losses)	$(244)	$1,527
As a result of the adoption of the Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) standard on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2018	$(1)	$—	$—	$(5)	$(6)
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	2	—	—	—	2
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	—	—	—
Balance, June 30, 2018	$1	$—	$—	$—	$1
Balance, April 1, 2017	$20	$(5)	$(5)	$(4)	$6
Net investment gains (losses) arising during the period	(44)	—	—	—	(44)
Reclassification adjustment:
Included in Net income (loss)	18	—	—	—	18
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	7	—	—	7
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	6	—	6
Balance, June 30, 2017	$(6)	$2	$1	$1	$(2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1	$1	$(1)	$(5)	$(4)
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	1	—	1
Balance, June 30, 2018	$1	$—	$—	$—	$1
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	5	—	—	—	5
Reclassification adjustment:
Included in Net income (loss)	(30)	—	—	—	(30)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	3	—	—	3
Deferred income taxes	—	—	—	4	4
Policyholders’ liabilities	—	—	11	—	11
Balance, June 30, 2017	$(6)	$2	$1	$1	$(2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2018	$193	$(27)	$(124)	$(103)	$(61)
Net investment gains (losses) arising during the period	(441)	—	—	—	(441)
Reclassification adjustment:					—
Included in Net income (loss)	3	—	—	—	3
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	38	—	—	38
Deferred income taxes	—	—	—	76	76
Policyholders’ liabilities	—	—	14	—	14
Balance, June 30, 2018	$(245)	$11	$(110)	$(27)	$(371)

Balance, April 1, 2017	$606	$(143)	$(162)	$(106)	$195
Net investment gains (losses) arising during the period	524	—	—	—	524
Reclassification adjustment:					—
Included in Net income (loss)	15	—	—	—	15
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(57)	—	—	(57)
Deferred income taxes	—	—	—	(157)	(157)
Policyholders’ liabilities	—	—	(29)	—	(29)
Balance, June 30, 2017	$1,145	$(200)	$(191)	$(263)	$491

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(1,686)	—	—	—	(1,686)
Reclassification adjustment:					—
Included in Net income (loss)	(85)	—	—	—	(85)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	326	—	—	326
Deferred income taxes	—	—	—	273	273
Policyholders’ liabilities	—	—	122	—	122
Balance, June 30, 2018	$(245)	$11	$(110)	$(27)	$(371)

Balance, January 1, 2017	$428	$(70)	$(188)	$(60)	$110
Net investment gains (losses) arising during the period	690	—	—	—	690
Reclassification adjustment:					—
Included in Net income (loss)	27	—	—	—	27
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(130)	—	—	(130)
Deferred income taxes	—	—	—	(203)	(203)
Policyholders’ liabilities	—	—	(3)	—	(3)
Balance, June 30, 2017	$1,145	$(200)	$(191)	$(263)	$491

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose the fair values and gross unrealized losses of the 1,429 issues at June 30, 2018 and the 620 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2018:
Fixed Maturity Securities:
Public corporate	$9,005	$393	$501	$30	$9,506	$423
Private corporate	2,982	97	700	50	3,682	147
U.S. Treasury, government and agency	4,871	86	2,868	329	7,739	415
States and political subdivisions	19	1	—	—	19	1
Foreign governments	128	3	73	8	201	11
Residential mortgage-backed	14	—	—	—	14	—
Asset-backed	535	5	—	—	535	5
Redeemable preferred stock	107	2	12	2	119	4
Total	$17,661	$587	$4,154	$419	$21,815	$1,006
December 31, 2017:
Fixed Maturity Securities:
Public corporate	$1,384	$9	$548	$16	$1,932	$25
Private corporate	718	8	615	23	1,333	31
U.S. Treasury, government and agency	2,150	6	3,005	179	5,155	185
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	18	—	—	—	18	—
Asset-backed	7	—	2	—	9	—
Redeemable preferred stock	7	—	12	1	19	1
Total	$4,315	$23	$4,255	$224	$8,570	$247
The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2018 and December 31, 2017 were $200 million and $182 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2018 and December 31, 2017, respectively, approximately $1,253 million and $1,309 million, or 3.1% and 3.8%, of the $40,638 million and $34,831 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized gains and (losses) of $(13) million and $5 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, respectively, the $419 million and $224 million of gross

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either June 30, 2018 or 2017. At June 30, 2018 and December 31, 2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At June 30, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $2 million.
For the three and six months ended June 30, 2018 and 2017, investment income is shown net of investment expenses of $13 million, $32 million, $10 million and $29 million respectively.
At June 30, 2018 and December 31, 2017, the fair values of the Company’s trading account securities were $13,900 million and $12,628 million, respectively. Also at June 30, 2018 and December 31, 2017, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $50 million and $49 million.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the three and six months ended June 30, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(108)	$57	$(172)	$108
Net investment gains (losses) recognized on securities sold during the period	$(10)	$23	(9)	25
Unrealized and realized gains (losses) on trading securities arising during the period	(118)	80	(181)	133
Interest and dividend income from trading securities	80	49	146	89
Net investment income (loss) from trading securities	$(38)	$129	$(35)	$222
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
Mortgage loans on real estate are placed on nonaccrual status once management determines the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2018 and December 31, 2017, the carrying values of commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $19 million, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for the first six months of 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Allowance for credit losses:	(in millions)
Beginning balance, January 1,	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending balance, June 30,	$7	$8

June 30, Individually Evaluated for Impairment	$7	$8

There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2018 and 2017.
The following tables provide information relating to the loan to value and debt service coverage ratios for commercial and agricultural mortgage loans at June 30, 2018 and December 31, 2017. The values used in these ratios calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$770	$21	$330	$73	$—	$—	$1,194
50% - 70%	4,709	588	1,280	411	152	—	7,140
70% - 90%	217	110	144	309	27	—	807
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,696	$719	$1,781	$793	$179	$—	$9,168
Agricultural Mortgage Loans(1)
0% - 50%	$280	$141	$266	$528	$316	$31	$1,562
50% - 70%	114	55	227	366	234	50	1,046
70% - 90%	—	—	—	23	—	—	23
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$196	$493	$917	$550	$81	$2,631
Total Mortgage Loans(1)
0% - 50%	$1,050	$162	$596	$601	$316	$31	$2,756
50% - 70%	4,823	643	1,507	777	386	50	8,186
70% - 90%	217	110	144	332	27	—	830
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$6,090	$915	$2,274	$1,710	$729	$81	$11,799

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

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

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2018 and December 31, 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or > and Accruing
				(in millions)
June 30, 2018
Commercial	$—	$—	$27	$27	$9,141	$9,168	$—
Agricultural	46	12	21	79	2,552	2,631	21
Total Mortgage Loans	$46	$12	$48	$106	$11,693	$11,799	$21
December 31, 2017
Commercial	$27	$—	$—	$27	$8,342	$8,369	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,842	$10,943	$22

The following table provides information relating to impaired loans at June 30, 2018 and December 31, 2017, respectively
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(in millions)
June 30, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$7	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$7	$27	$—
December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$2

(1)	Represents a two-quarter average of recorded amortized cost.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Real Estate
In March 2018, AXA Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $203 million of long-term debt on the Company’s balance sheet for the first six months of 2018.
Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a Derivative Use Plan (“DUP”) approved by the NYDFS. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options credit and foreign exchange derivatives as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of our hedging strategy the Company holds static hedge positions to maintain a target asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE 98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios).
Derivatives utilized to hedge exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”), including guaranteed minimum living benefits (“GMLBs”) (such as guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”)), and guaranteed minimum death benefits (“GMDBs”) (inclusive of return of premium death benefit guarantees). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features’ benefits being higher than what accumulated policyholders’ account balances would support.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has implemented static hedge positions to maintain a target asset level for all variable annuities at a CTE98 level under most scenarios, and at a CTE95 level in extreme scenarios. This program was implemented in December 2017.
Derivatives used to hedge crediting rate exposure on SCS, SOI, MSO, and IUL products/investment options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
The Company purchased 30-year TIPS and other sovereign bonds, both inflation linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond. At June 30, 2018 and December 31, 2017, the Company’s unrealized gains (losses) related to this program were $95 million and $86 million, respectively, and reported in AOCI.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

bonds referenced in the CDX index. These credit derivatives have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program the Company derecognized approximately $3,905 million U.S. Treasury securities for which the Company received proceeds of approximately $3,906 million at inception of the total return swap contract.  Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At June 30, 2018, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,655 million. Reported in Other invested assets in the Company’s balance sheet at June 30, 2018 is approximately $34 million, representing the fair value of the total return swap contracts.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives used to hedge currency fluctuations
The Company uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At June 30, 2018			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$7,314	$2	$1	$(274)
Swaps	8,330	119	79	(49)
Options	22,285	3,608	1,531	233
Interest rate contracts:(1)
Swaps	28,010	570	252	(516)
Futures	20,962	—	—	109
Credit contracts:(1)
Credit default swaps	1,954	26	3	(2)
Other freestanding contracts:(1)
Foreign currency contracts	1,953	34	13	14
Margin	—	15	—	—
Collateral	—	3	2,549	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	1,825	—	(1,224)
GMxB derivative features liability(2,4)	—	—	3,500	847
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,891	(310)
Total	$90,808	$6,202	$9,819	$(1,172)

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2017			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$3,113	$1	$3	$(328)
Swaps	4,655	3	126	(403)
Options	20,630	3,334	1,426	477
Interest rate contracts:(1)
Swaps	19,032	320	191	452
Futures	11,032	—	—	22
Swaptions	—	—	—	—
Credit contracts:(1)
Credit default swaps	2,131	35	3	9
Other freestanding contracts:(1)
Foreign currency contracts	1,423	19	10	(1)
Margin	—	24	—	—
Collateral	—	4	1,855	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,488	—	893
GMxB derivative features liability(2,4)	—	—	4,164	721
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,698	(480)

Total	$62,016	$14,228	$9,476	$1,362

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at June 30, 2018 are exchange-traded and net settled daily in cash. At June 30, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $211 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $55 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $22 million.

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
At June 30, 2018 and December 31, 2017, respectively, the Company held $2,549 million and $1,855 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $3 million and $3 million at June 30, 2018 and December 31, 2017, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company obtains or posts collateral generally in the form of cash and U.S. Treasury, corporate and government agency securities. The fair value of the securities to be repurchased or resold is monitored on a daily basis with additional collateral posted or obtained as necessary. Securities to be repurchased or resold are the same, or substantially the same, as those initially transacted under the arrangement. At June 30, 2018 and December 31, 2017, the balance outstanding under securities repurchase transactions was $1,850 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. See “Obligation under funding agreements” in Note 13 for other instruments used for asset liability management purposes.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At June 30, 2018

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,730	$1,611	$2,119
Interest rate contracts	570	252	318
Credit contracts	26	3	23
Currency	34	13	21
Margin	15	—	15
Collateral	3	2,549	(2,546)
Total Derivatives, subject to an ISDA Master Agreement	4,378	4,428	(50)
Total Derivatives	4,378	4,428	(50)
Other financial instruments	1,803	—	1,803
Other invested assets	$6,181	$4,428	$1,753
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,611	$1,611	$—
Interest rate contracts	252	252	—
Credit contracts	3	3	—
Currency	13	13	—
Margin	—	—	—
Collateral	2,549	2,549	—
Total Derivatives, subject to an ISDA Master Agreement	4,428	4,428	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—
Total Derivatives	4,428	4,428	—
Other financial liabilities	2,008	—	2,008
Other liabilities	$6,436	$4,428	$2,008
Securities sold under agreement to repurchase(3)	$1,842	$—	$1,842

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $8 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2018.
Collateral Amounts Offset in the Consolidated Balance Sheets
At June 30, 2018

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS:(1)
Total derivatives	$2,481	$—	$(2,531)	$(50)
Other financial instruments	1,803	—	—	1,803
Other invested assets	$4,284	$—	$(2,531)	$1,753
LIABILITIES:(2)
Securities sold under agreement to repurchase(3)	$1,842	$(1,889)	$(13)	$(60)

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $8 million in securities sold under agreement to repurchase.

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheet at June 30, 2018.
Repurchase Agreement Accounted for as Secured Borrowings

	At June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,842	$—	$—	$1,842
Total	$—	$1,842	$—	$—	$1,842

(1)	Excludes expense accrual of $8 million in securities sold under agreement to repurchase.

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
Repurchase Agreement Accounted for as Secured Borrowings

	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882

(1)	Excludes expense of $5 million in Securities sold under agreement to repurchase on the consolidated balance sheet.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2018	December 31, 2017
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$6,829	$6,958
Policyholder dividend obligation	—	19
Other liabilities	272	271
Total Closed Block liabilities	7,101	7,248
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,768 and $3,923)	3,772	4,070
Mortgage loans on real estate	1,908	1,720
Policy loans	752	781
Cash and other invested assets	216	351
Other assets	182	182
Total assets designated to the Closed Block	6,830	7,104
Excess of Closed Block liabilities over assets designated to the Closed Block	271	144
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $0 and $19	14	138
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$285	$282
The Company’s Closed Block revenues and expenses follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
REVENUES:
Premiums and other income	$49	$61	$100	$115
Net investment income (loss)	73	79	146	162
Net investment gains (losses)	—	(1)	1	(16)
Total revenues	122	139	247	261
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	123	133	249	284
Other operating costs and expenses	—	1	2	1
Total benefits and other deductions	123	134	251	285
Net revenues (loss) before income taxes	(1)	5	(4)	(24)
Income tax (expense) benefit	—	(2)	1	8
Net Revenues (Losses)	$(1)	$3	$(3)	$(16)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Balances, beginning of year	$19	$52
Unrealized investment gains (losses), net of DAC	(19)	(5)
Balances, End of Period	$—	$47

5)    INSURANCE LIABILITIES
A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
The following table summarizes the direct GMDB and GMIB without a no-lapse guarantee rider (“NLG”) feature liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2018	$4,080	$4,802	$8,882
Paid guarantee benefits	(200)	(65)	(265)
Other changes in reserve	244	(36)	208
Balance at June 30, 2018	$4,124	$4,701	$8,825
Balance at January 1, 2017	$3,165	$3,870	$7,035
Paid guarantee benefits	(189)	(79)	(268)
Other changes in reserve	653	784	1,437
Balance at June 30, 2017	$3,629	$4,575	$8,204

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in Amounts due from reinsurers:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Balance, beginning of year	$2,030	$1,558
Paid guarantee benefits	(64)	(91)
Other changes in reserve	(1,869)	366
Balance, End of Period	$97	$1,833
The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the GMIB reinsurance contract asset are considered embedded or freestanding insurance derivatives and are reported at fair value. Summarized in the table below is a summary of the fair value of these liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)

GMIBNLG(1)	$3,419	$4,056
SCS, MSO, IUL features(2)	1,891	1,698
GWBL/GMWB(1)	119	130
GIB(1)	(41)	(27)
GMAB(1)	3	5
Total Embedded derivatives liability(1)	$5,391	$5,862

GMIB reinsurance contract asset(3)	$1,825	$10,488

(1)	Reported in future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(2)	Reported in Policyholders’ account balances in the consolidated balance sheets.

(3)	Reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The June 30, 2018 values for direct variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:
Direct Variable Annuity Contract Values

	June 30, 2018
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$13,947	$106	$63	$190	$14,306
Separate Accounts	$45,892	$9,348	$3,363	$34,610	$93,213
Net amount at risk, gross	$176	$88	$1,980	$16,493	$18,737
Net amount at risk, net of amounts reinsured	$176	$84	$1,367	$16,493	$18,120
Average attained age of contract holders	51.3	66.7	73.3	68.6	55.2
Percentage of contract holders over age 70	9.8%	41.6%	64.3%	48.3%	18.4%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$23	$280	$303
Separate Accounts	N/A	N/A	$20,928	$39,350	$60,278
Net amount at risk, gross	N/A	N/A	$843	$6,275	$7,118
Net amount at risk, net of amounts reinsured	N/A	N/A	$264	$5,700	$5,964
Average attained age of policyholders	N/A	N/A	70.3	68.6	69.0
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.6	0.7
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%
At June 30, 2018, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 3.3% and 0.0%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 16.2% and 0.0%, respectively, of its current liability exposure resulting from the GMIB feature.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is backed by the assets in the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Because variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive:
Investment in Separate Account Investment Options

	June 30, 2018	December 31, 2017 (1)
	(in millions)
GMDB:
Equity	$41,308	$41,658
Fixed income	5,316	5,469
Balanced	45,736	46,577
Other	853	968
Total	$93,213	$94,672
GMIB:
Equity	$19,107	$19,928
Fixed income	2,977	3,150
Balanced	37,894	38,890
Other	300	318
Total	$60,278	$62,286

(1)
Amounts previously reported were as follows in millions: (a) GMDB: Equity $78,069, Fixed Income $2,234, Balanced $14,084, and Other $283; (b) GMIB: Equity $50,429, Fixed Income $1,568, Balanced $10,165, and Other $124.

C) Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At June 30, 2018, the total account value and net amount at risk of the hedged variable annuity contracts were $68,823 million and $17,169 million, respectively, with the GMDB feature and $57,987 million and $7,226 million, respectively, with the GMIB and GIB feature. A hedge program is also used to manage certain capital markets risks associated with the products the Company has assumed that have GMDB and GMIB features. At June 30, 2018, the total account value and net amount at risk of the hedged assumed variable annuity contracts were $8,912 million and $610 million, respectively, with the GMDB feature and $2,594 million and $247 million, respectively, with the GMIB feature.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in Net derivative gains (losses) in the period in which they occur, and may contribute to income (loss) volatility.
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
The following table summarizes the NLG liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities, the related reinsurance reserve ceded, reflected in Amounts due from reinsurers and deferred cost of reinsurance, reflected in Other assets in the Consolidated balance sheets:

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2018	$686	$(664)	$22
Paid Guaranteed Benefits	(9)	—	(9)
Other changes in reserves	39	(25)	14
Balance at June 30, 2018	$716	$(689)	$27
Balance at January 1, 2017	$1,197	$(609)	$588
Other changes in reserves	122	(23)	99
Balance at June 30, 2017	$1,319	$(632)	$687

6)    REINSURANCE AGREEMENTS
Effective February 1, 2018, the Company entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities (SPDA) products issued between 1978-2001 and its Guaranteed Growth Annuity (GGA) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, the Company transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by the Company to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, the Company applied deposit accounting. Accordingly, the Company recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At June 30, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at June 30, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Public Corporate	$—	$17,226	$75	$17,301
Private Corporate	—	5,868	1,077	6,945
U.S. Treasury, government and agency	—	13,903	—	13,903
States and political subdivisions	—	424	38	462
Foreign governments	—	447	—	447
Residential mortgage-backed(1)	—	221	—	221
Asset-backed(2)	—	79	538	617
Redeemable preferred stock	176	322	—	498
Subtotal	176	38,490	1,728	40,394
Other equity investments	12	—	—	12
Trading securities	493	13,407	—	13,900
Other invested assets:
Short-term investments	—	442	—	442
Assets of consolidated VIEs/VOEs	73	226	29	328
Swaps	—	380	—	380
Credit Default Swaps	—	23	—	23
Futures	1	—	—	1
Options	—	2,077	—	2,077
Subtotal	74	3,148	29	3,251
Cash equivalents	4,974	—	—	4,974
Segregated securities	—	1,289	—	1,289
GMIB reinsurance contract asset	—	—	1,825	1,825
Separate Accounts’ assets	117,571	2,763	361	120,695
Total Assets	$123,300	$59,097	$3,943	$186,340
Liabilities
GMxB derivative features’ liability	$—	$—	$3,500	$3,500
SCS, SIO, MSO and IUL indexed features’ liability	—	1,891	—	1,891
Liabilities of consolidated VIEs/VOEs	—	3	—	3
Contingent payment arrangements	—	—	11	11
Total Liabilities	$—	$1,894	$3,511	$5,405

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

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

At June 30, 2018 and December 31, 2017, respectively, the fair value of public fixed maturities is approximately $32,518 million and $28,826 million or approximately 17.7% and 16.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2018 and December 31, 2017, respectively, the fair value of private fixed maturities is approximately $7,876 million and $7,532 million or approximately 4.3% and 4.2% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.
As disclosed in Note 3, at June 30, 2018 and December 31, 2017, respectively, the net fair value of freestanding derivative positions is approximately $2,481 million and $1,953 million or approximately 66.3% and 48.5% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
At June 30, 2018 and December 31, 2017, respectively, investments classified as Level 1 comprise approximately 67.3% and 69.2% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
At June 30, 2018 and December 31, 2017, respectively, investments classified as Level 2 comprise approximately 31.6% and 29.9% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2018 and December 31, 2017, respectively, approximately $217 million and $257 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
At June 30, 2018 and December 31, 2017, respectively, investments classified as Level 3 comprise approximately 1.2% and 0.9% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2018 and December 31, 2017, respectively, were approximately $94 million and $97 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as it considers appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $282 million and $8 million of mortgage- and asset-backed securities are classified as Level 3 at June 30, 2018 and December 31, 2017, respectively.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $17 million and $69 million at June 30, 2018 and December 31, 2017, respectively, to recognize incremental counterparty non-performance risk.
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
As of June 30, 2018, the Company’s consolidated VIEs/VOEs hold $29 million of investments that are classified as Level 3 primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In the first six months of 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $65 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at June 30, 2018.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a reconciliation for all Level 3 assets and liabilities for the three and six months ended June 30, 2018 and 2017, respectively:
Level 3 Instruments
Fair Value Measurements

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, April 1, 2018	$1,229	$39	$—	$7
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	3	—	—	—
Other comprehensive income (loss)	6	—	—	(1)
Purchases	27	—	—	533
Sales	(99)	(1)	—	(1)
Settlements	—	—	—	—
Transfers into Level 3(1)	(2)	—	—	—
Transfers out of Level 3(1)	(12)	—	—	—
Balance, June 30, 2018	$1,152	$38	$—	$538
Balance, April 1, 2017	$1,014	$42	$324	$31
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	1	—
Investment gains (losses), net	—	—	(9)	15
Subtotal	3	—	(8)	15
Other comprehensive income (loss)	(51)	—	7	(11)
Purchases	169	—	—	—
Sales	(39)	—	(33)	(18)
Transfers into Level 3(1)	6	—	—	—
Transfers out of Level 3(1)	(34)	—	—	(5)
Balance, June 30, 2017	$1,068	$42	$290	$12

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,139	$40	$—	$8
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	5	—	—	—
Other comprehensive income (loss)	(14)	(1)	—	(1)
Purchases	200	—	—	533
Sales	(215)	(1)	—	(2)
Settlements	—	—	—	—
Transfers into Level 3(1)	65	—	—	—
Transfers out of Level 3(1)	(28)	—	—	—
Balance, June 30, 2018	$1,152	$38	$—	$538
Balance, January 1, 2017	$845	$42	$349	$24
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	1	—
Investment gains (losses), net	—	—	(20)	15
Subtotal	4	—	(19)	15
Other comprehensive income (loss)	(6)	—	19	(7)
Purchases	322	—	—	—
Sales	(105)	—	(59)	(19)
Transfers into Level 3(1)	13	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(1)
Balance, June 30, 2017	$1,068	$42	$290	$12

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, April 1, 2018	$—	$38	$9,673	$357	$(3,804)	$(11)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	7	—	—
Net derivative gains (losses)	—	—	(382)	—	407	—
Subtotal	—	(1)	(382)	7	407	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	2	18	(1)	(104)	—
Sales(3)	—	(2)	(21)	—	1	—
Settlements(4)(5)	—	—	(7,463)	(2)	—	—
Activity related to consolidated VIEs	—	(3)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(5)	—	—	—	—
Balance, June 30, 2018	$—	$29	$1,825	$361	$(3,500)	$(11)
Balance, April 1, 2017	$1	$55	$9,797	$325	$(4,906)	$(17)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	8	—	—
Net derivative gains (losses)	—	—	1,426	—	231	—
Subtotal	—	—	1,426	8	231	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	—	73	2	(80)	—
Sales(3)	—	—	(36)	(1)	—	—
Settlements(4)	—	—	—	(1)	—	—
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2017	$1	$48	$11,260	$333	$(4,755)	$(17)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	—	28	10,488	349	(4,164)	(11)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—		—	—
Investment gains (losses), net	—	(1)	—	14	—	—
Net derivative gains (losses)	—	—	(1,224)	—	847	—
Subtotal	—	(1)	(1,224)	14	847	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	6	72	2	(186)	—
Sales(3)	—	(2)	(48)	(1)	3	—
Settlements(4)(5)	—	—	(7,463)	(3)	—	—
Activity related to consolidated VIEs	—	(2)	—	—	—	—
Transfers into Level 3(1)	—	5	—	—	—	—
Transfers out of Level 3(1)	—	(5)	—	—	—	—
Balance, June 30, 2018	—	29	1,825	361	(3,500)	(11)
Balance, January 1, 2017	1	51	10,314	313	(5,319)	(18)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	18	—	—
Investment gains (losses), net	—	—	—	—	—	—
Net derivative gains (losses)	—	—	893	—	721	—
Subtotal	—	—	893	18	721	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	4	110	6	(158)	—
Sales(3)	—	(1)	(57)	(2)	1	—
Settlements(4)	—	—	—	(2)	—	1
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	1	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, June 30, 2017	1	48	11,260	333	(4,755)	(17)

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features’ liability, represents attributed fee.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

(5)	For GMIB Reinsurance Asset, it represents the settlement of the captive reinsurance transaction.

The table below details changes in unrealized gains (losses) for the six months ended June 30, 2018 and 2017 by category for Level 3 assets and liabilities still held at June 30, 2018 and 2017, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Six months ended June 30, 2018
Held at June 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(7)
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	—
Asset-backed	—	—	(1)
Subtotal	$—	$—	$(9)
GMIB reinsurance contracts	—	(1,224)	—
Separate Accounts’ assets(1)	14	—	—
GMxB derivative features’ liability	—	847	—
Total	$14	$(377)	$(9)
Level 3 Instruments
Six months ended June 30, 2017
Held at June 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(45)
Commercial mortgage-backed	—	—	5
Asset-backed	—	—	(11)
Subtotal	$—	$—	$(51)
GMIB reinsurance contracts	—	893	—
Separate Accounts’ assets(1)	18	—	—
GMxB derivative features’ liability	—	721	—
Total	$18	$1,614	$(51)

(1)	There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.
Quantitative Information about Level 3 Fair Value Measurements
June 30, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$31	Matrix pricing model	Spread over the industry-specific benchmark yield curve	75 - 565 bps	188 bps
	757	Market com-parable companies	EBITDA multiples Discount rate Cash flow multiples	4.8x - 33.0x 7.2% - 16.5% 9.0x - 17.7x	13.0x 11.1% 13.1x
Separate Account assets	339	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.5% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	228 bps 4.8%
GMIB reinsurance contract asset	1,825	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates—Equity	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 8.82% - 31.51%
Liabilities:
GMIBNLG	3,419	Discounted cash flow	Non-performance Risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term Equity Volatility	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.55% - 2.1% 20.0%
GWBL/GMWB	119	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 8.82% - 31.51%
GIB	(41)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 8.82% - 31.51%
GMAB	3	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 8.82% - 31.51%

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Excluded from the tables above at June 30, 2018 and December 31, 2017, respectively, are approximately $990 million and $395 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. The fair value measurements of these Level 3 investments comprise approximately 46.7% and 25.3% of total assets classified as Level 3 and represent only 0.5% and 0.2% of total assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, respectively. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
Included in the tables above at June 30, 2018 and December 31, 2017, respectively, are approximately $788 million and $842 million fair value of loans classified as Level 3. The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique, representing approximately 68.4% and 73.9% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. There were no Residential mortgage backed securities included in the tables above at June 30, 2018 and December 31, 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. There were no Asset-backed securities included in the tables above at June 30, 2018 and December 31, 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at June 30, 2018 and December 31, 2017, primarily consist of a private real estate fund with a fair value of approximately $339 million and $326 million and mortgage loans with fair value of approximately $1 million and $1 million, respectively. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. A significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts investments classified as Level 3 excluded from the table consist of mortgage- and asset-backed securities with fair values of approximately $13 million and $8 million at June 30, 2018 and $14 million and $8 million at December 31, 2017, respectively. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of June 30, 2018 and December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB’s 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and fair values at June 30, 2018 and December 31, 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2018:
Mortgage loans on real estate	$11,791	$—	$—	$11,536	$11,536
Loans to affiliates	800	—	800	—	800
Policyholders’ liabilities: Investment contracts	2,041	—	—	2,084	2,084
Funding Agreements	3,013	—	2,937	—	2,937
Policy loans	3,266	—	—	4,020	4,020
Short-term debt	515	—	515	—	515
Separate Account Liabilities	7,968	—	—	7,968	7,968
December 31, 2017:
Mortgage loans on real estate	$10,935	$—	$—	$10,895	$10,895
Loans to affiliates	703	—	700	—	700
Policyholders’ liabilities: Investment contracts	2,068	—	—	2,170	2,170
Funding Agreements	3,014	—	3,020	—	3,020
Policy loans	3,315	—	—	4,210	4,210
Short-term and Long-term debt	769	—	768	—	768
Separate Account Liabilities	7,537	—	—	7,537	7,537
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
The fair values of the Company's funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholders’ account balances and

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and Escrow Shield Plus product reserves are held at book value.

8)    REVENUE RECOGNITION
See “Revenue Recognition” in Note 2 for descriptions of revenues presented in the table below and subject to contracts with customers determined to be in-scope of the new guidance.
The table below presents the revenues recognized during the three and six months ended June 30, 2018 and 2017, disaggregated by category:

	Three Months Ended June 30,			Six Months Ended June 30, 2018
	2018	2017	2017	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$722	$672		$1,448	$1,317
Performance-based fees	35	15		41	21
Research services	107	109		221	222
Distribution services	182	171		362	336
Other revenues:
Shareholder services	18	19		38	37
Other	6	4		12	8
Total investment management and service fees	$1,070	$990		$2,122	$1,941

Other income	$10	$9		$17	$16

9)    SHARE-BASED COMPENSATION PROGRAMS
AXA and Holdings and its subsidiary, AXA Financial, sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of Holdings and its subsidiaries. AB also sponsors its own equity compensation plan for certain of its employees.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Compensation costs for the three and six months ended June 30, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Performance Shares(1)	$3.0	$9.6	$5.6	$13.0
Stock Options	1.4	0.7	0.5	0.7
Restricted Unit Awards(2)	(5.0)	13.6	7.5	21.3
Other Compensation Plans(3)	1.2	—	1.1	—
Total Compensation Expenses	$0.6	$23.9	$14.7	$35.0

(1)
Reflects change to performance share retirement rules. Specifically, individuals who retire at any time after the grant date will continue to vest in their 2017 performance shares while individuals who retire prior to March 1, 2019 will forfeit all 2018 performance shares.

(2)	Reflects a $10.9 million adjustment for awards with graded vesting, service-only conditions from the graded to the straight-line attribution method.

(3)	Includes Stock Appreciation Rights.

Awards Linked to Holdings’ Common Stock
As described below, Holdings made various grants of equity awards linked to the value of Holdings’ common stock in the second quarter of 2018. For awards with graded vesting schedules and service-only vesting conditions, including Holdings restricted stock units (“Holdings RSUs”) and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Estimated and/or actual forfeitures with respect to the 2018 grants were considered immaterial in the recognition of compensation cost for the second quarter of 2018.
Holdings adopted the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) on April 25, 2018. All grants discussed in this section were made under this Omnibus Plan and will be settled in shares of Holdings’ common stock. As of June 30, 2018, the common stock reserved and available for issuance under the Omnibus Plan was 5.9 million shares.
Restricted Stock Units
In May 2018, Holdings made several grants of Holdings RSUs. The market price of a Holdings’ share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs will accrue dividend equivalents in the form of additional Holdings RSUs to be settled or forfeited consistent with the terms of the related award.
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other employees in the form of 0.6 million Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited. The $6.3 million aggregate grant-date fair value of the 0.3 million Service Units was measured at the

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$20 IPO price of a Holdings’ share and will be charged to compensation expense over the stated requisite service periods.
The grant-date fair value of half of the Performance Units, or 0.2 million Holdings RSUs, was also measured at the $20 IPO price for a Holdings’ share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting $3.2 million for these awards will be charged to compensation expense over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings’ share price conditions. The grant date fair value was measured using a Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock-price paths on which the market condition is satisfied, over which the total $2.6 million compensation expense will be recognized. In the second quarter of 2018, the Company recognized compensation expense associated with the Transaction Incentive Awards of approximately $0.8 million.
Employee Awards
Also on May 9, 2018, Holdings made an employee grant of 0.2 million Holdings RSUs, or 50 restricted stock units to each eligible individual, that cliff vest on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings’ share and the resulting $4.8 million will be recognized as compensation expense over the six-month service period. In the second quarter of 2018, the Company recognized expense associated with the employee award of approximately $1.4 million.
2018 Annual Awards
On May 17, 2018, Holdings granted 0.8 million Holdings RSUs to employees that vest ratably in equal annual installments over a three-year period on each of the first three anniversaries of March 1, 2018. The fair value of the award was measured using the $21.68 closing price of the Holdings’ share on the grant date, and the resulting $17.8 million will be recognized as compensation expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the second quarter of 2018, the Company recognized expense associated with these awards of approximately $1.3 million.
Performance Shares
Also on May 17, 2018, Holdings approved a grant of 0.4 million unearned Performance Shares to employees, subject to performance conditions and a cliff-vesting term ending March 1, 2021. If Holdings pays any ordinary dividend, outstanding Performance Shares will accrue dividend equivalents in the form of additional Performance Shares to be settled or forfeited consistent with the terms of the related award. The Performance Shares consist of two distinct tranches; one based on Holdings’ return-on-equity targets (the “ROE Performance Shares”) and the other based on Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of unearned Performance Shares granted.
The grant-date fair value of the ROE Performance Shares will be established once the 2019 and 2020 Non-GAAP ROE targets are determined and approved. The grant-date fair value of the TSR Performance Shares was measured at $23.17 using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The resulting $4.0 million aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the second quarter of 2018, the Company recognized expense associated with the TSR Performance Share awards of approximately $0.1 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options
On June 11, 2018, Holdings granted 0.9 million stock options to employees. These options expire on March 1, 2028 and have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries of March 1, 2018. The exercise price for the options is $21.34, which was the closing price of a Holdings’ share on the grant date. The weighted average grant date fair value per option was estimated at $4.61 using a Black-Scholes options pricing model. Key assumptions used in the valuation included expected volatility of 25.4% based on historical selected peer data, a weighted average expected term of 5.7 years as determined by the simplified method, an expected dividend yield of 2.44% based on Holdings’ expected annualized dividend, and a risk-free interest rate of 2.83%. The total fair value of these options of approximately $4.0 million will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the second quarter of 2018, the Company recognized expense associated with the June 11, 2018 option grant of approximately $0.2 million.
Director Awards
On May 17, 2018, Holdings awarded 0.03 million unrestricted Holdings’ shares to non-office, directors of Holdings, AXA Equitable Life, and MLOA under the Omnibus Plan. The fair value of these awards was measured using the $21.68 closing price of Holdings’ shares on the grant date. As these awards were immediately vested, their aggregate fair value of $0.6 million was recognized as compensation expense in the second quarter of 2018.
Equity Awards Linked to AXA Ordinary Shares
Grants
On February 15, 2018, AXA Financial granted restricted AXA ordinary shares to non-officer directors of AXA Financial, AXA Equitable Life, and MLOA with a three year vesting period under the Equity Plan for Directors.
Settlement /Payouts
On March 26, 2018, share distributions totaling $20 million were made to active and former AXA Equitable employees in settlement of 0.8 million performance shares earned under the terms of the AXA Performance Share Plan 2014.
AB Long-term Incentive Compensation Plans
During the three and six months ended June 30, 2018, respectively, AB purchased 1.2 million and 1.2 million units, representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”), for $33 million and $35 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million AB Holding Units for $33 million during the three months ended June 30, 2018 with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2017, AB purchased 4.3 million and 5.7 million AB Holding Units for $97 million and $128 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million AB Holding Units for $82 million and $110 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
During the six months ended June 30, 2018 and 2017, AB granted to employees and eligible Directors 2.4 million and 2.0 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly issued AB Holding Units to fund these awards.
During the six months ended June 30, 2018 and 2017, AB Holding issued 0.5 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $8 million and $9 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10)    INCOME TAXES
Income tax expense for the six months ended June 30, 2018 and 2017 have been computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
In the second quarter of 2017, the Company recognized a tax benefit of $221 million related to the conclusion of an Internal Revenue Service (“IRS”) audit for tax years 2008 and 2009.

11)    RELATED PARTY TRANSACTIONS
Cost sharing and service agreements.  In second quarter of 2018, AXA Equitable entered into a general services agreement with Holdings whereby AXA Equitable will benefit from the services received by Holdings from AXA and certain of its subsidiaries for a limited period following the Holdings IPO under a transition services agreement.  The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various AXA subsidiaries. AXA Equitable continues to provide services to Holdings and various AXA subsidiaries under a separate existing general services agreement with Holdings.
Insurance Related Transactions
Prior to April 2018, the Company ceded to AXA RE Arizona, an indirect, wholly owned subsidiary of Holdings, a (i) 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”), (ii) 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims, and (iii) 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007.
On April 12, 2018, the Company completed the unwind of the reinsurance previously provided to the Company by AXA RE Arizona. Accordingly, all of the business previously ceded to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company (“EQ AZ Life RE”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties.
AXA RE Arizona novated the Life Business from AXA RE Arizona to EQ AZ as part of the GMxB Unwind. As a result, EQ AZ reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007 and the Excess Risks.
The GMxB Unwind was considered a pre-existing relationship required to be effectively settled at fair value. The loss relating to this relationship resulted from the settlement of the reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities related to this relationship recorded in the Company’s historical accounts. The pre-tax loss recognized in the second quarter of 2018 was $2,628 million ($2,076 million net of tax). The Company wrote-off a $1.8 billion Deferred cost of reinsurance asset which was previously reported in Other assets. Additionally, the remaining portion of the loss was determining by calculating the difference between the fair value of the assets received compared to the fair value of the assets and liabilities already recorded within the Company's consolidated financial statements. The Company's primary assets previously recorded were reinsurance recoverables, including the

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reinsurance recoverable associated with GMDB business. There was an approximate $400 million difference between the fair value of the GMDB recoverable compared to its carrying value which is accounted for under ASC 944.
The assets received and the assets removed were as follows:

	As of April 12, 2018
	(in millions)
	Assets Received	Assets Removed
Assets at fair value:
Fixed income securities	$7,442
Money Market funds	2
Accrued interest	43
Derivatives	282
Cash	1,098
Total	$8,867

Deferred cost of reinsurance asset		$1,839
GMDB ceded reserves		2,317
GMIB reinsurance contract asset		7,463
Payable to AXA RE Arizona		273
Total		$11,892
Significant non-cash transactions involved in the unwind of the reinsurance previously provided to the Company by AXA RE Arizona included: (a) the increase in total investments includes non-cash activities of $7,769 million for assets received related to the recapture transaction, (b) cancellation of the $300 million surplus note between the Company and AXA RE Arizona, and (c) settlement of the intercompany receivables/payables to AXA RE Arizona of $273 million. In addition, upon merging the remaining assets of AXA Re Arizona into AXA Equitable, $1.2 billion of deferred tax assets were recorded on the balance sheet through an adjustment to Capital in excess of par value.
The reinsurance arrangements with EQ AZ provide important capital management benefits to AXA Equitable.  At June 30, 2018, the Company’s GMIB reinsurance contract asset with EQ AZ had carrying value of $189 million, and is reported in GMIB reinsurance contract asset, at fair value in the Consolidated Balance Sheets.  Ceded premiums and policy fee income for June 30, 2018 totaled approximately $24 million, Ceded claims paid for June 30, 2018, were $14 million.
AXA Equitable receives statutory reserve credits for reinsurance treaties with EQ AZ to the extent that  EQ AZ holds assets in an irrevocable trust (the “Trust”).  At June 30, 2018, EQ AZ held assets of $1,085 million in the Trust, and had letters of credit of $2,430 million, which  are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by EQ AZ fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact EQ AZ’s liquidity.
Settlement of Borrowings Between the Company and Affiliates
On April 20, 2018, the Company transferred cash in exchange for an $800 million note from Holdings with an interest rate of 3.69% and maturing on April 20, 2021.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 20, 2018, AXA pre-paid the remaining $650 million of a $700 million note and $50 million of a $500 million term loan and related accrued interest from the Company.

12)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of June 30, 2018 and 2017 follow:

	June 30,
	2018	2017
	(in millions)
Unrealized gains (losses) on investments	$(435)	$440
Foreign currency translation adjustments	(48)	(63)
Defined benefit pension plans	(56)	(45)
Total accumulated other comprehensive income (loss)	(539)	332
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	75	99
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$(464)	$431

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of OCI, net of taxes for the three and six months ended June 30, 2018 and 2017 follow:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2017
	2018	2017	2018	2017
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$(8)	$(21)	$(12)	$14
(Gains) losses reclassified into net income (loss) during the period	—	—	—	—
Foreign currency translation adjustment	(8)	(21)	(12)	14
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(347)	312	(1,332)	452
(Gains) losses reclassified into net income (loss) during the period(1)	3	21	(67)	(2)
Net unrealized gains (losses) on investments	(344)	333	(1,399)	450
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	33	(39)	347	(64)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(83), $158, $(280) and $208)	(311)	294	(1,052)	386
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Net gain (loss) arising during the period	(1)	1	(5)	1
Amortization of net actuarial (gains) losses included in:
Amortization of net prior service cost included in net periodic cost	—	—	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $1, $(1) and $1)	(1)	1	(5)	1
Total other comprehensive income (loss), net of income taxes	(320)	274	(1,069)	401
Less: Other comprehensive (income) loss attributable to noncontrolling interest	14	20	7	13
Other comprehensive income (loss) attributable to AXA Equitable	$(306)	$294	$(1,062)	$414

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $1 million, $11 million, $(18) million and $(1) million, for the three and six months ended June 30, 2018 and 2017, respectively.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and U.S. Federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters.
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2011, a derivative action was filed in the United States District Court for the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and AXA Equitable FMG for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the District Court issued its decision in favor of AXA Equitable and AXA Equitable FMG, finding that the plaintiffs had failed to meet their burden to demonstrate that AXA Equitable and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the District Court issued an order denying the motion to amend and plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. In July 2018, the U.S. Court of Appeals for the Third Circuit affirmed the District Court’s decision.
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
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In April 2018, the Superior Court of New Jersey Appellate Division affirmed the trial court’s decision. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In June 2018, the Second Circuit granted AXA Equitable’s motion to stay issuance of the mandate pending the filing and disposition of its petition for writ of certiorari. We are vigorously defending these matters.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable’s COI increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. In March 2018, plaintiff amended its complaint to add two new plaintiffs, including the individual Malcolm Currie. The current complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek (a) compensatory damages, costs, and, pre- and post-judgment interest, (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class, and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Seven individual actions challenging the COI increase are also pending against AXA Equitable in U.S. Federal or state courts. They contain similar allegations as those in Brach as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Pursuant to an October 2017 order, the putative class action and the four individual U.S. Federal actions are consolidated for the purposes of coordinating pre-trial activities. We are in various stages of motion practice, and are vigorously defending each of these matters.
Restructuring
The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	(in millions)
Severance
Balance, beginning of year	$23	$22
Additions	6	17
Cash payments	(4)	(14)
Other reductions	—	(2)
Balance, end of Year	$25	$23

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	(in millions)
Leases
Balance, beginning of year	$165	$170
Expense incurred	—	29
Deferred rent	13	10
Payments made	(32)	(48)
Interest accretion	7	4
Balance, end of year	$153	$165

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

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
June 30, 2018:	(in millions)
Short-term FHLBNY funding agreements	$500	less than one month	$3,000	$3,000
Long-term FHLBNY funding agreements	1,526	less than 4 years	—	—
	193	Less than 5 years	—	—
	781	greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at June 30, 2018	$3,000		$3,000	$3,000
December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than 4 years	324	—
	377	Less than 5 years	303	—
	879	Greater than five years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017	$3,000		$6,762	$6,000
Other Commitments
AXA Equitable had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily, as well as $784 million (including $244 million with affiliates) and $599 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2018.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14)    BUSINESS SEGMENT INFORMATION
The Company has four reportable segments: Individual Retirement, Group Retirement, Investment Management and Research and Protection Solutions.
The Company changed its segment presentation in the fourth quarter 2017. The segment disclosures are based on the intention to provide the users of the financial statements with a view of the business from the Company’s perspective. As a result, the Company determined that it is more useful for a user of the financial statements to assess the historical performance on the basis which management currently evaluates the business. The reportable segments are based on the nature of the business activities.
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
In the second quarter of 2018, the Company revised its Operating earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, Variable annuity product features.
Operating earnings is calculated by adjusting each segment’s Net income (loss) attributable to AXA Equitable for the following items:

•
Items related to Variable annuity product features which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within Variable annuity products’ net derivative results;

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Loss on the recapture of GMxB business previously ceded to AXA Arizona;

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations and the one-time impact of the settlement of the defined benefit obligation;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities and separation costs; and

•	Income tax expense (benefit) related to the above items and non-recurring tax items which includes the effect of uncertain tax positions for a given audit period and the Tax Reform Act.
Revenues derived from any customer did not exceed 10% of revenues for the three and six months ended June 30, 2018 and 2017.
The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to AXA Equitable for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to AXA Equitable	(2,114)	1,500	(2,401)	1,328
Adjustments related to:
Variable annuity product features (1)	516	(1,258)	1,252	(785)
Investment (gains) losses	5	(10)	(82)	1
Loss on the recapture of GMxB business previously ceded to AXA Arizona	2,627	—	2,627	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	20	21	113	48
Other adjustments	47	22	107	6
Income tax expense (benefit) related to above adjustments	(671)	444	(832)	259
Non-recurring tax items	15	(222)	22	(218)
Non-GAAP Operating Earnings	$445	$497	$806	$639
Operating earnings (loss) by segment:
Individual Retirement	$399	$473	$695	$610
Group Retirement	49	64	134	113
Investment Management and Research	53	53	104	65
Protection Solutions	(1)	(11)	(13)	(39)
Corporate and Other(1)	(55)	(82)	(114)	(110)
Total	$445	$497	$806	$639

(1)	Includes interest expense of $11 million, $22 million, $6 million, and $11 million, for the three and six months ended June 30, 2018 and 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment revenues are a measure of the Company’s revenue by segment as adjusted to exclude certain items. The following table reconciles segment revenues to Total revenues by excluding the following items:

•
Items related to Variable annuity product features, which include certain changes in the fair value of the derivatives and other securities we use to hedge these features and changes in the fair value of the embedded derivatives reflected within the net derivative results of Variable annuity product features;

•	Investment gains (losses), which include other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances; and

•	Other adjustments, which includes the impact of adoption of revenue recognition standard (ASC 606).
The table below presents Segment revenues for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Segment revenues:
Individual Retirement(1)	$1,053	$955	$1,690	$1,843
Group Retirement(1)	246	203	486	438
Investment Management and Research(2)	843	773	1,752	1,515
Protection Solutions(1)	620	595	1,265	1,229
Corporate and Other(1)	198	232	395	469
Adjustments related to:
Variable annuity product features	(510)	1,759	(1,237)	1,287
Investment gains (losses)	(5)	10	82	(1)
Other adjustments to segment revenues	(6)	21	(46)	43
Total revenues	$2,439	$4,548	$4,387	$6,823

(1)
Includes investment expenses charged by AB of approximately $16 million, $32 million, $13 million and $24 million for the three and six months ended June 30, 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $23 million, $46 million, $18 million and $36 million for the three and six months ended June 30, 2018 and 2017, respectively, are included in total revenues of the Investment Management and Research segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents Total assets by segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
Total assets by segment:
Individual Retirement	$104,958	$120,612
Group Retirement	43,877	40,472
Investment Management and Research	9,182	10,079
Protection Solutions	38,319	34,328
Corporate and Other	22,970	20,494
Total assets	$219,306	$225,985

15)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the preparation of the second quarter 2018 financial statements, management identified errors in its previously issued financial statements related to: (a) a misclassification between interest credited and net derivative gains/losses, (b) an error in an actuarial model used to determine the deferred acquisition cost asset and related amortization for a specific group of insurance products issued by the Company, and (c) the understatement of a charge from Holdings related to partial settlement of a pension plan obligation. The impact of these errors to the Company’s consolidated financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017, the three months ended March 31, 2017 and the years ended December 31, 2017 and 2016 were not considered to be material. In order to improve the consistency and comparability of the financial statements, management will revise the consolidated statements of income (loss) and statements of cash flows to include the revisions for the classification error the next time the financial statements for the period ended September 30, 2017 and the years ended December 31, 2017 and 2016 are presented. Additionally, this misclassification error also impacts the three and six months ended June 30, 2017 and has been reflected in the revision of these financial statements

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for March 31,2018 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of March 31, 2018
Assets:
DAC	$4,826	$(48)	$4,778
Total Assets	$222,424	$(48)	$222,376

Liabilities:
Other liabilities	3,041	70	3,111
Current and deferred taxes	1,728	(25)	1,703
Total Liabilities	202,767	45	202,812

Equity:
Retained Earnings	8,824	(93)	8,731
AXA Equitable Equity	15,545	(93)	15,452
Equity	18,633	(93)	18,540
Total Liabilities and Equity	$222,424	$(48)	$222,376

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2018
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	$(777)	$(83)	$(860)
Total Revenues	2,031	(83)	1,948
Benefits and other deductions:
Interest credited to policyholders’ account balances	$338	$(83)	$255
Compensation and benefits	456	70	526
Amortization of deferred policy acquisition costs, net	10	48	58
Total benefits and other deductions	2,115	35	2,150
Income (loss) from operations, before income taxes	(84)	(118)	(202)
Income tax (expense) benefit	44	25	69
Net income (loss)	(40)	(93)	(133)
Less: net (income) loss attributable to the noncontrolling interest	(154)	—	(154)
Net income (loss) attributable to AXA Equitable	$(194)	$(93)	$(287)

Statements of Comprehensive Income (Loss):
Net income (loss)	$(40)	$(93)	$(133)
Comprehensive income (loss)	(789)	(93)	(882)
Comprehensive income (loss) attributable to AXA Equitable	$(950)	$(93)	$(1,043)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2018
Statements of Equity:
Retained earnings, beginning of year	$9,010	$—	$9,010
Impact of adoption of revenue recognition standard ASC 606	8	—	8
Net income (loss)	(194)	(93)	(287)
Retained earnings, end of period	$8,824	(93)	$8,731
Total AXA Equitable’s equity, end of period	$15,545	(93)	$15,452
Total Equity, End of Period	$18,633	$(93)	$18,540

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
Three Months Ended March 31, 2018	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$338	$(83)	255
Net derivative (gains) loss	777	83	860
Changes in:
DAC	10	48	58
Current and deferred income taxes	(52)	(25)	(77)
Other, net	(122)	70	(52)
Net cash provided by (used in) operating activities	$(21)	$—	$(21)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for September 30, 2017 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the revisions and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
As of September 30, 2017
Assets:
DAC	4,550	353	4,903
Amounts due from reinsurers	5,016	(12)	5,004
GMIB reinsurance contract asset, at fair value	10,933	(33)	10,900
Other Assets	4,258	18	4,276
Total Assets	$219,069	$326	$219,395

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	29,423	29	29,452
Current and deferred taxes	3,148	117	3,265
Total Liabilities	202,669	146	202,815

Equity:
Retained Earnings	7,265	211	7,476
Accumulated other comprehensive income (loss)	362	(31)	331
AXA Equitable Equity	12,990	180	13,170
Equity	15,959	180	16,139
Total Liabilities and Equity	$219,069	$326	$219,395

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Three Months Ended September 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$914	$(7)	$907
Premiums	204	4	208
Net derivative gains (losses)	(318)	(136)	(454)
Total revenues	2,520	(139)	2,381
Benefits and other deductions:
Policyholders' benefits	995	(88)	907
Interest credited to policyholders' account balances	350	(153)	197
Amortization of deferred policy acquisition costs, net	(33)	21	(12)
Total benefits and other deductions	2,581	(220)	2,361

Income (loss) from operations, before income taxes	(61)	81	20
Income tax (expense) benefit	127	(26)	101

Net income (loss)	66	55	121

Net income (loss) attributable to AXA Equitable	$(56)	$55	$(1)

Statements of Comprehensive Income (Loss):

Net income (loss)	$66	$55	$121
Change in unrealized gains (losses), net of reclassification adjustment	(55)	(24)	(79)
Other comprehensive income	(52)	(24)	(76)
Comprehensive income (loss)	14	31	45
Comprehensive income (loss) attributable to AXA Equitable	$(140)	$31	$(109)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Nine Months Ended September 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$2,626	$(21)	$2,605
Premiums	645	20	665
Net derivative gains (losses)	1,376	(432)	944
Total revenues	9,673	(433)	9,240
Benefits and other deductions:
Policyholders' benefits	3,308	(62)	3,246
Interest credited to policyholders' account balances	1,008	(327)	681
Amortization of deferred policy acquisition costs, net	15	(47)	(32)
Total benefits and other deductions	7,800	(436)	7,364

Income (loss) from operations, before income taxes	1,873	3	1,876
Income tax (expense) benefit	(196)	(1)	(197)
Net income (loss)	1,677	2	1,679
Net income (loss) attributable to AXA Equitable	$1,324	$2	$1,326

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,677	$2	$1,679
Change in unrealized gains (losses), net of reclassification adjustment	362	(47)	315
Other comprehensive income	380	(47)	333
Comprehensive income (loss)	2,057	(45)	2,012
Comprehensive income (loss) attributable to AXA Equitable	$1,685	$(45)	$1,640

	As Previously Reported	Impact of Revisions	As Revised
	(In millions)
Nine Months Ended September 30, 2017
Statements of Equity:
Retained earnings, beginning of year	$5,941	$210	$6,151
Net income (loss)	1,324	2	1,326
Retained earnings, end of period	7,265	211	7,476
Accumulated other comprehensive income, beginning of year	1	16	17
Other comprehensive income (loss)	361	(47)	314
Accumulated other comprehensive income, end of period	362	(31)	331
Total AXA Equitable’s equity, end of period	12,990	180	13,170

Total Equity, End of Period	$15,959	$180	$16,139

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Nine Months Ended September 30, 2017
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,677	$2	$1,679
Policy charges and fee income	(2,626)	21	(2,605)
Interest credited to policyholders’ account balances	1,008	(327)	681
Net derivative (gains) loss	(1,376)	432	(944)
Changes in:
Deferred Policy Acquisition costs	15	(47)	(32)
Future policy benefits	1,289	(81)	1,208
Net cash provided by (used in) operating activities	$994	$—	$994

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for June 30, 2017 financial information that has been affected by the revisions and the change in accounting principle. This information has been corrected from the information previously presented in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, as revised after the revisions, the impacts of the change in accounting principle and the amounts as currently revised.

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
	(In millions)
Three Months Ended June 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$865	$49	$914	$(68)	$846
Premiums	216	9	225	—	225
Net derivative gains (losses)	1,693	(196)	1,497	266	1,763
Total revenues	4,488	(138)	4,350	198	4,548
Benefits and other deductions:
Policyholders' benefits	1,452	45	1,497	(134)	1,363
Amortization of deferred policy acquisition costs, net	(82)	31	(51)	2	(49)
Interest credited to policyholders’ account balances	321	(113)	208	—	208
Other operating costs and expenses	155	(6)	149	—	149
Total benefits and other deductions	2,691	(43)	2,648	(132)	2,516

Income (loss) from operations, before income taxes	1,797	(95)	1,702	330	2,032
Income tax (expense) benefit	(338)	34	(304)	(115)	(419)
Net income (loss)	1,459	(61)	1,398	215	1,613

Net income (loss) attributable to AXA Equitable	$1,346	$(61)	$1,285	$215	$1,500

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,459	$(61)	$1,398	$215	$1,613
Change in unrealized gains (losses), net of reclassification adjustment	314	(28)	286	8	294
Other comprehensive income	294	(28)	266	8	274
Comprehensive income (loss)	1,753	(89)	1,664	223	1,887
Comprehensive income (loss) attributable to AXA Equitable	$1,660	$(89)	$1,571	$223	$1,794

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(in millions)
Six Months Ended June 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$1,761	$72	$1,833	$(135)	$1,698
Premiums	441	16	457	—	457
Net derivative gains (losses)	969	(332)	637	725	1,362
Total revenues	6,477	(244)	6,233	590	6,823
Benefits and other deductions:
Policyholders' benefits	2,343	60	2,403	(65)	2,338
Interest credited to policyholders' account balances	658	(210)	448	—	448
Amortization of deferred policy acquisition costs, net	43	(66)	(23)	3	(20)
Other operating costs and expenses	539	(9)	530	—	530
Total benefits and other deductions	5,253	(225)	5,028	(62)	4,966

Income (loss) from operations, before income taxes	1,224	(19)	1,205	652	1,857
Income tax (expense) benefit	(78)	8	(70)	(228)	(298)
Net income (loss)	1,146	(11)	1,135	424	1,559

Net income (loss) attributable to AXA Equitable	$915	$(11)	$904	$424	$1,328

Statements of Comprehensive Income (Loss):

Net income (loss)	$1,146	$(11)	$1,135	$424	$1,559
Change in unrealized gains (losses), net of reclassification adjustment	458	(48)	410	(24)	386
Other comprehensive income	473	(48)	425	(24)	401
Comprehensive income (loss)	1,619	(59)	1,560	400	1,960
Comprehensive income (loss) attributable to AXA Equitable	$1,401	$(59)	$1,342	$400	$1,742

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Six Months Ended June 30, 2017
Statements of Equity:
Retained earnings, beginning of year	$7,864	$161	$8,025	$(1,874)	$6,151
Net income (loss)	915	(11)	904	424	1,328
Retained earnings, end of period	8,779	150	8,929	(1,450)	7,479

Accumulated other comprehensive income, beginning of year	7	14	21	(4)	17
Other comprehensive income (loss)	486	(48)	438	(24)	414
Accumulated other comprehensive income, end of period	493	(34)	459	(28)	431

Total AXA Equitable’s equity, end of period	14,635	116	14,751	(1,478)	13,273

Noncontrolling interest, beginning of year	3,085	11	3,096	—	3,096
Noncontrolling interest, end of period	2,973	11	2,984	—	2,984

Total Equity, End of Period	$17,608	$127	$17,735	$(1,478)	$16,257

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(in millions)
Six Months Ended June 30, 2017
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,146	$(11)	$1,135	$424	$1,559
Policy charges and fee income	(1,761)	(72)	(1,833)	135	(1,698)
Interest credited to policyholders’ account balances	658	(210)	448	—	448
Net derivative (gains) loss	(969)	332	(637)	(725)	(1,362)
Changes in:
Future policy benefits	1,381	(13)	1,368	(65)	1,303
Reinsurance recoverable	(251)	57	(194)	—	(194)
Deferred policy acquisition costs	43	(66)	(23)	3	(20)
Current and deferred income taxes	(16)	(8)	(24)	228	204
Other	93	(9)	84	—	84
Net cash provided by (used in) operating activities	$(75)	$—	$(75)	$—	$(75)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for March 31, 2017 financial information that has been affected by the revisions and the change in accounting principle. This information has been corrected from the information previously presented in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, as revised after the revisions, the impacts of the change in accounting principle and the amounts as currently revised.

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
	(In millions)
Three Months Ended March 31, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$896	$23	$919	$(67)	$852
Premiums	225	7	232	—	232
Net derivative gains (losses)	(724)	(137)	(861)	459	(402)
Total revenues	1,989	(107)	1,882	392	2,274
Benefits and other deductions:
Policyholders' benefits	891	15	906	69	975
Interest credited to policyholders' account balances	337	(98)	239	—	239
Amortization of deferred policy acquisition costs, net	125	(97)	28	1	29
Other operating costs and expenses	384	(3)	381	—	381
Total benefits and other deductions	2,562	(183)	2,379	70	2,449

Income (loss) from operations, before income taxes	(573)	76	(497)	322	(175)
Income tax (expense) benefit	260	(26)	234	(113)	121
Net income (loss)	(313)	50	(263)	209	(54)

Net income (loss) attributable to AXA Equitable	$(431)	$50	$(381)	$209	$(172)

Statements of Comprehensive Income (Loss):

Net income (loss)	$(313)	$50	$(263)	$209	$(54)
Change in unrealized gains (losses), net of reclassification adjustment	144	(20)	124	(32)	92
Total other comprehensive income (loss), net of income taxes	179	(20)	159	(32)	127
Comprehensive income (loss)	(134)	30	(104)	177	73
Comprehensive income (loss) attributable to AXA Equitable	$(259)	$30	$(229)	$177	$(52)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Equity:
Retained earnings, beginning of year	$7,842	$183	$8,025	$(1,874)	$6,151
Net income (loss)	(431)	50	(381)	209	(172)
Retained earnings, end of period	7,411	233	7,644	(1,665)	5,979
Accumulated other comprehensive income, beginning of year	7	14	21	(4)	17
Other comprehensive income (loss)	172	(20)	152	(32)	120
Accumulated other comprehensive income, end of period	179	(6)	173	(36)	137

Total AXA Equitable’s equity, end of period	12,934	227	13,161	(1,701)	11,460

Noncontrolling interest, beginning of year	3,085	11	3,096	—	3,096
Noncontrolling interest, end of period	3,035	11	3,046	—	3,046

Total Equity, End of Period	$15,969	$238	$16,207	$(1,701)	$14,506

	As Previously Reported	Impact of Revisions	As Revised and Adjusted Herein	Impact of Accounting Change	As Revised
	(In millions)
Three Months Ended March 31, 2017
Statements of Cash flows:
Net income (loss)	$(313)	$50	$(263)	$209	$(54)
Policy charges and fee income	(896)	(23)	(919)	67	(852)
Interest credited to policyholders’ account balances	337	(98)	239	—	239
Net derivative (gains) loss	724	137	861	(459)	402
Changes in:
Deferred policy acquisition costs	125	(97)	28	1	29
Future policy benefits	185	(13)	172	69	241
Reinsurance recoverable	(44)	21	(23)	—	(23)
Current and deferred income taxes	(327)	26	(301)	113	(188)
Other	154	(3)	151	—	151
Net cash provided by (used in) operating activities	$18	$—	$18	$—	$18

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for December 31, 2017 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the revisions and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2017	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	890	(119)	$771
Total revenues	11,733	$(119)	11,614
Benefits and other deductions:
Interest credited to Policyholder’s account balances	1,040	$(119)	921
Total benefits and other deductions	$9,478	$(119)	$9,359

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2017	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$1,040	$(119)	$921
Net derivative (gains) loss	(890)	119	(771)
Net cash provided by (used in) operating activities	$1,077	$—	$1,077

The following tables present line items for December 31, 2016 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the 2017 Form 10-K. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the revisions and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2016	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Net derivative gains (losses)	$(1,211)	$(124)	$(1,335)
Total revenues	9,138	$(124)	9,014
Benefits and other deductions:
Interest credited to Policyholder’s account balances	1,029	$(124)	905
Total benefits and other deductions	8,516	$(124)	8,392

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2016	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Interest credited to policyholders’ account balances	$1,029	$(124)	$905
Net derivative (gains) loss	1,211	124	1,335
Net cash provided by (used in) operating activities	$(461)	$—	$(461)

16)    SUBSEQUENT EVENTS
On July 26, 2018, the Company made a $1,100 million cash dividend payment to its direct parent company, AXA Equitable Financial Services, LLC, recorded as a reduction to retained earnings. The Company’s ability to pay dividends to its parent company is restricted under New York State Insurance law. A domestic life insurer may not, without prior approval of the New York Department of Financial Services, pay a dividend to its shareholders exceeding an amount calculated based on a statutory formulas. The maximum dividends that may be paid for the remainder of 2018 by the Company without prior regulatory approval is approximately $142 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s narrative analysis of its financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative for the Company that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The accompanying management’s discussion and analysis represents a discussion and analysis of AXA Equitable’s financial condition and results of operations and not the financial condition and results of operations of Holdings.
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
GMxB Unwind
On April 12, 2018, we completed an unwind of the reinsurance provided to the Company by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company, a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. As of June 30, 2018, the Company’s GMIB reinsurance contract asset with EQ AZ had carrying value of $189 million and is reported in GMIB reinsurance contract asset at fair value in the Consolidated Balance Sheets. Following the novation of this business to EQ AZ Life Re Company, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business is not subject to any internal reinsurance arrangements. See Note 11 of Notes to Consolidated Financial Statements for further information on the GMxB Unwind.
Revenues
Our revenues come from three principal sources:

•	fee income derived from our retirement and protection products and our investment management and research services;

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment assets (“GAIA”).

Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our retirement and protection products and the amount of AUM of our Investment Management and Research business. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Account Value (“AV”) and Assets under Management (“AUM”) are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our investment income is driven by the yield on our GAIA portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
Benefits and Other Deductions
Our primary expenses are:

•	policyholders’ benefits and interest credited to policyholders’ account balances;

•	sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and

•	compensation and benefits provided to our employees and other operating expenses.
Policyholders’ benefits are driven primarily by mortality, customer withdrawals and benefits which change in response to changes in capital market conditions. In addition, some of our policyholders’ benefits are directly tied to the AV and benefit base of our variable annuity products. Interest credited to policyholders varies in relation to the amount of the underlying AV or benefit base. Sales commissions and compensation paid to intermediaries and advisors vary in relation to premium and fee income generated from these sources, whereas compensation and benefits to our employees are more constant and decline with increases in efficiency. Our ability to manage these expenses across various economic cycles and products is critical to the profitability of our company.
Net Income Volatility
We have offered and continue to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”) features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
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

In addition to our dynamic hedging program, in the fourth quarter of 2017 and the first quarter of 2018, we implemented a new hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios.  The implementation of this new program in addition to our dynamic hedge program is expected to increase the size of our derivative positions, resulting in an increase in net income volatility. The impacts are most pronounced for variable annuity products in our Individual Retirement segment.

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
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions when appropriate in the third quarter of each year. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of Notes to Consolidated Financial Statements.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Economic Conditions and Consumer Confidence
A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s plans to further raise short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable.
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

•
Certain of our variable annuity and life insurance products pay guaranteed minimum interest crediting rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates longer (lower lapse rates) in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio should positively impact earnings. Similarly, we expect policyholders would be less likely to hold policies with existing guaranteed rates (higher lapse rates) as interest rates rise.

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.

Regulatory Developments
We are primarily regulated primarily by the NYDFS, with some policies and products also subject to U.S. Federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.
National Association of Insurance Commissioners (“NAIC”). The NAIC Financial Condition (E) Committee has established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and risk-based capital (“RBC”) framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. to take effect January 2020, and which has now been referred to various other NAIC committees to develop the full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business.
Fiduciary Rules. In April 2016, the Department of Labor (the “DOL”) issued a final rule (the “Rule”), which significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and individual retirement account (“IRA”) holders. On March 15, 2018, a U.S. Federal appeals court issued a decision vacating the Rule and subsequently denied motions by the Attorneys General of three states to intervene in the case. A final mandate implementing the March 2018 decision was issued by the court on June 21, 2018, and the time for appeal to the Supreme Court has lapsed.
In addition to the DOL, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
In April 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. Public comments were due by August 7, 2018. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers’ fiduciary duties to their customers similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.

New York Insurance Regulation 210. State regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduces the U.S. Federal corporate income tax rate to 21% beginning in 2018 and repeals the corporate alternative minimum tax (“AMT”) while keeping existing AMT credits. It also contains measures affecting us, including changes to the dividends received deduction (“DRD”), insurance reserves and tax DAC, and measures affecting our international operations, such as a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries (within our Investment Management and Research segment).
We expect the Tax Reform Act to have both positive and negative impacts on our consolidated balance sheet. On the one hand, as a one-time effect, the lower tax rate resulted in a reduction to the value of our deferred tax assets. On the other hand, the Tax Reform Act repeals the corporate AMT and, subject to certain limitations, allows us to use our AMT credits going forward, which we expect will result in a reduction of our tax liability.
In 2017, on a statutory basis, we recorded a moderate increase to our RBC ratio as a result of the Tax Reform Act. Specifically, this was driven mainly by the benefit of the corporate AMT repeal, but partially offset by a lower statutory deferred tax asset valuation. In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC reported at year-end 2018.
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
Productivity Strategies
Retirement and Protection Businesses. We continue to build upon our recent productivity improvements through which we have delivered significant efficiency improvements over the last five years. Our productivity strategy includes several initiatives, including reallocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity.
Investment Management and Research Business. AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings, which is a measure that is not determined in accordance with U.S. GAAP. Management believes that the use of this non-GAAP financial measure, together with relevant U.S. GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers and trends of our business. This non-GAAP financial measure is intended to remove from our results of operations the impact of market changes (other than with respect to equity method investments (where there is a mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. This measure should be considered supplementary to our results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate this measure. Consequently, our Non-GAAP Operating Earnings may not be comparable to similar measures used by other companies.

Non-GAAP Operating Earnings
Non-GAAP Operating Earnings is an after-tax non-GAAP financial measure used to evaluate our financial performance on a consolidated basis that is determined by making certain adjustments to our consolidated after-tax net income attributable to AXA Equitable. The most significant of such adjustments relates to our derivative positions, which protect economic value and statutory capital, and are more sensitive to changes in market conditions than the variable annuity product liabilities as valued under U.S. GAAP. This is a large source of volatility in net income.
In the second quarter of 2018, the Company revised its Non-GAAP Operating Earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, “Variable annuity product features”. The presentations of Non-GAAP Operating Earnings in prior periods were revised to reflect this change in definition.
Non-GAAP Operating Earnings equals our consolidated after-tax net income attributable to AXA Equitable adjusted to eliminate the impact of the following items:

•
Items related to Variable annuity product features which include certain changes in the fair value of the derivatives and other securities we use to hedge these features, the effect of benefit ratio unlock adjustments and changes in the fair value of the embedded derivatives reflected within Variable annuity products’ net derivative results;

•	Investment (gains) losses, which includes other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses and valuation allowances;

•	Loss on the recapture of GMxB business previously ceded to AXA Arizona;

•
Net actuarial (gains) losses, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period related to pension, other postretirement benefit obligations, and the one-time impact of the settlement of the defined benefit obligation;

•	Other adjustments, which includes restructuring costs related to severance, lease write-offs related to non-recurring restructuring activities and separation costs; and

•	Income tax expense (benefit) related to the above items and non-recurring tax items which includes the effect of uncertain tax positions for a given audit period and the Tax Reform Act.

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
The table below presents a reconciliation of Net income (loss) attributable to AXA Equitable to Non-GAAP Operating Earnings for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Net income attributable to AXA Equitable	$(2,401)	$1,328
Adjustments related to:
Variable annuity product features (1)	1,252	(785)
Investment (gains) losses	(82)	1
Loss on the recapture of GMxB business previously ceded to AXA Arizona	2,627	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	113	48
Other adjustments	107	6
Income tax expense (benefit) related to above adjustments	(832)	259
Non-recurring tax items	22	(218)
Non-GAAP Operating Earnings	$806	$639
(1) This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 16 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.
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
As of June 30, 2018 and June 30, 2017, our economic interest in AB was approximately 28.8% and 29.3%, respectively. Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.

The following table summarizes our consolidated statements of income (loss) for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	$1,773	$1,698
Premiums	440	457
Net derivative gains (losses)	(1,172)	1,362
Net investment income (loss)	1,096	1,316
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)
Other investment gains (losses), net	82	12
Total investment gains (losses), net	82	(1)
Investment management and service fees	2,134	1,955
Other income	34	36
Total revenues	4,387	6,823
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,828	2,338
Interest credited to policyholders’ account balances	495	448
Compensation and benefits (includes $66 and $68 of deferred policy acquisition costs, respectively)	992	888
Commissions and distribution related payments (includes $213 and $230 of deferred policy acquisition costs, respectively)	748	771
Interest expense	22	11
Amortization of deferred policy acquisition costs (net of capitalization of $279 and $298 of deferred policy acquisition costs, respectively)	89	(20)
Other operating costs and expenses	2,926	530
Total benefits and other deductions	7,100	4,966
Income (loss) from continuing operations, before income taxes	(2,713)	1,857
Income tax (expense) benefit	622	(298)
Net income (loss)	(2,091)	1,559
Less: net (income) loss attributable to the noncontrolling interest	(310)	(231)
Net income (loss) attributable to AXA Equitable	$(2,401)	$1,328

	Six Months Ended June 30,
	2018	2017
	(in millions)
Non-GAAP Operating Earnings	$806	$639

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Income Attributable to AXA Equitable
Net income attributable to AXA Equitable decreased $3.7 billion to a loss of $2.4 billion for the first six months of 2018 from income of $1.3 billion for the first six months of 2017, primarily driven by the following notable items:

•
Decrease in Net derivative gains (losses) of $2.5 billion primarily due to a decrease of $2.5 billion in the individual retirement segment. The decrease in the Individual Retirement segment was primarily due to change in market value of derivatives due to reserve strengthening in 2017 and higher interest rates 2018. The decrease in derivative gains was partially offset by a decrease in policyholders’ benefits of $510 million primarily due to the GMxB reserve strengthening in 2017, partially offset by the negative impact of the unwind of the GMxB reinsurance ceded reserves less the assets received.

•
Increase in Other operating costs and expenses of $2.4 billion primarily due to $2.1 billion increase in the amortization of the deferred cost of reinsurance asset including the write-off of $1.8 billion of the deferred cost of reinsurance asset as a result of the GMxB unwind in the first six months of 2018 and the absence of a $226 million decrease in amortization of the deferred cost of reinsurance asset driven by the impact of a reserve strengthening in the first six months of 2017. Also contributing to the higher operating costs and expenses is the settlement of outstanding payments of $273 million related to the GMxB unwind and an increase in restructuring costs and higher promotion and servicing costs.

•
Increase in Amortization of deferred policy acquisition costs of $109 million mainly due to our Protection Solutions and Individual Retirement segments. The Protection Solution segment increase was due to a $51 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the six months of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization of DAC. The Individual Retirement segment increase in amortization of DAC was due to (i) higher amortization in 2018 from higher interest rates in the first six months of 2018 compared to the first six months of 2017 and (ii) a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•	Increase in Compensation and benefit expenses of $104 million due to the allocated share of our pension settlement in the first quarter of 2018.

•	Decrease in Net investment income (loss) of $220 million due to unrealized losses from trading securities primarily driven by an increase in interest rates the first six months of 2018.

Partially offsetting this decreased were the following notable items:

•
Increase in Investment management and service fees of $179 million primarily driven by our Investment Management and Research segment mainly due to higher base fees reflecting an increase in average AUM of 10%.

•	Increase in Total investment gains (losses), net of $83 million primarily due to sale of fixed maturities securities, mainly U.S. Treasuries.

•	Increase in Policy charges and fee income of $75 million primarily due to our Individual Retirement segment driven by higher Separate Account AV.

•
Increase in Income tax benefit of $920 million due to pre-tax losses in the first six months of 2018 compared to the pre-tax earnings in the first six months of 2017 and by a lower effective tax rate due to the Tax Reform Act.

Non-GAAP Operating Earnings
Our consolidated Non-GAAP Operating Earnings was favorably impacted during the period by a reduction in Policyholders’ benefits in the Individual Retirement segment driven by an increase in interest rates partially offset by derivative losses as a result of hedging.
Non-GAAP Operating Earnings increased $167 million to $806 million during the first six months of 2018 from $639 million in the first six months of 2017, primarily driven by the following notable items:

•
$535 million decrease in Policyholders’ benefits, primarily in our Individual Retirement.The decrease in Individual Retirement reflected an improvement in GMxB margins mainly due to reserve strengthening in 2017 (the decrease in Policyholders’ benefits was partially offset by derivative losses).

•
Increase in Investment management, service fees, and other income of $256 million primarily driven by our Investment Management and Research segment’s higher base fees reflecting an increase in average AUM of 10% as well as an increase in revenues of $78 million from the impact of adoption of the revenue recognition standard (ASC 606) in 2018.

•	Increase in Net investment income (loss) of $63 million primarily due to General Account portfolio optimization and higher asset balances.

•
Decrease in Commissions and distribution related payments of $24 million due to lower commissions in the Individual Retirement and Protection Solutions segments, partially offset by higher distribution plan payments in the Investment Management and Research segment.

•	Increase in Policy charges, fee income and premiums of $58 million primarily from our Individual Retirement segment driven by higher Separate Account AV.
Partially offsetting this increase were the following notable items:

•
$283 million decrease in Investment gains (losses), net including derivative gains (losses) primarily from freestanding derivatives driven by an increase in interest rates in the first six months of 2018 compared to the first six months of 2017.

•
Increase in amortization of deferred policy acquisition costs of $87 million mainly due to our Protection Solutions and Individual Retirement segments. The Protection Solutions segment increase was due to a $54 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the second quarter of 2018 (loss recognition position started in the fourth quarter of 2017), which results in higher amortization of DAC. The Individual Retirement segment increase in amortization of DAC was due to (i) higher amortization in 2018 from higher interest rates in the first six months of 2018 compared to the first six months of 2017 and (ii) a non-recurring positive impact in amortization of DAC resulting from the 2017 reserve strengthening.

•
Increase in Compensation, benefits and other operating costs and expenses of $312 million, primarily due to the non repeat of the $226 million decrease in the amortization of the deferred cost of reinsurance driven by the impact of a reserve strengthening in the first six months of 2017. In addition increases including $43 million related to the impact of AB’s adoption of revenue recognition standard (ASC 606) in 2018, AB’s higher promotion and servicing fees of $17 million, and higher incentive compensation and higher base compensation at AB, which resulted from higher fringe benefits and higher commissions were incurred in the first six months of 2018.

Results of Operations by Segment
We manage our business through the following four segments: Individual Retirement, Group Retirement, Investment Management and Research, and Protection Solutions. We report certain activities and items that are not included in our four segments in Corporate and Other. The following section presents our discussion of Operating earnings (loss) by segment. Consistent with U.S. GAAP guidance for segment reporting, operating earnings (loss) is our U.S. GAAP measure of segment performance. See Note 14 of Notes to Consolidated Financial Statements for further information on the Company’s segments.
For interim reporting periods, the Company calculates income tax expense using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. Income tax expense is calculated using the ETR and then allocated to the Company’s business segments using a 18% ETR for our retirement and protection businesses (Individual Retirement, Group Retirement, and Protection Solutions) and a 23% ETR for Investment Management and Research.
The following table summarizes Operating earnings (loss) by segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating earnings (loss) by segment:
Individual Retirement	$695	$610
Group Retirement	134	113
Investment Management and Research	104	65
Protection Solutions	(13)	(39)
Total segment operating earnings (loss)	920	749
Corporate and Other	(114)	(110)
Non-GAAP Operating Earnings	$806	$639
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.
The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating earnings	$695	$610

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Individual Retirement Segment
Operating earnings
Operating earnings increased by $85 million to $695 million in the first six months of 2018 from $610 million in the first six months of 2017, primarily attributable to the following:

•
Net increase of $109 million in operating earnings due to higher GMxB results, consisting of a $414 million decrease in Policyholder benefits’ primarily due to a reserve strengthening in 2017, which was partially offset by a decrease of $305 million of derivative losses.

•	Higher Net investment income of $98 million, resulting from higher asset balances mainly driven by SCS sales and General Account portfolio optimization.

•	Increase in fee type revenue of $54 million due to higher average Separate Account AV primarily due to positive market performance in 2017.

•	Lower commissions of $32 million from lower year-over-year sales.

•	A decrease in Income tax expense of $56 million resulting from a lower effective tax rate due to the Tax Reform Act.
Partially offset by:

•	Higher operating expenses of $214 million due to a policyholder behavior update from 2017 which impacted the deferred cost of the reinsurance asset related to the GMxB business.

•	Higher Interest credited to policyholders’ account balances of $34 million primarily due to higher SCS AV balances partially offsetting investment income gains.
Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.
The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating earnings	$134	$113

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Group Retirement Segment
Operating earnings
Operating earnings increased by $21 million to $134 million in the first six months of 2018 from $113 million in the first six months of 2017.
The increase is primarily attributable to the following:

•	Higher fee type revenue of $25 million due to positive net flows and equity market performance.

•	Increase in Net investment income of $17 million due to General Account portfolio optimization and higher asset balances.
This increase was partially offset by the following:

•	Increase in Compensation and benefits and other operating expenses of $18 million to support business growth.

•	Increase in Commission and distribution related payments of $11 million due to new business and account value growth.
Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss) presented here represents our current economic interest, net of tax, in AB of approximately 28.8% and 29.3% as of June 30, 2018 and June 30, 2017, respectively.
The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating earnings	$104	$65

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Investment Management and Research Segment
Operating earnings
Operating earnings increased $39 million in the first six months of 2018 to $104 million from $65 million in the first six months of 2017 primarily attributable to the following:

•
Increase in Investment management, service fees, and other income of $236 million primarily due to higher base fees of $120 million resulting from a 10.0% increase in average AUM and additionally an increase in performance fees of $21 million. Operating earnings includes an increase in revenues of $78 million from the impact of adopting the new revenue recognition standard (ASC 606) in 2018.

This increase was partially offset by the following:

•	Higher compensation, benefits, interest expense and other operating costs of $76 million, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018.

•	Higher commissions and distribution related payments of $17 million.

Protection Solutions
The Protection Solutions segment includes our life insurance and employee benefits businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including Variable Universal Life (“VUL”), Indexed Universal Life (“IUL”) and term life products. In 2015, we entered the employee benefits market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. We plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.
The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating earnings (loss)	$(13)	$(39)

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 for the Protection Solutions Segment
Operating earnings (loss)
Operating earnings increased $26 million in the first six months of 2018 to an operating loss of $13 million from an operating loss of $39 million in the first six months of 2017 primarily attributable to the following:

•	Decrease of $27 million in Policyholders’ benefits mainly due to lower reserve accruals, partially offset by higher net death claims.

•	Increase of $26 million in Net Investment Income due to the General Account portfolio optimization and higher asset balances.

•	Decrease in Compensation and benefits and other operating costs and expenses of $18 million due to company efficiency plans.
This increase was partially offset by the following:

•
Increase of $53 million in Amortization of DAC, net due to a $54 million increase in amortization of DAC before capitalization as we have remained in a loss recognition position in the first six months of 2018 (loss recognition position started in the fourth quarter of 2017) which results in higher amortization.

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
The following table summarizes Operating loss of Corporate and Other for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating earnings (loss)	$(114)	$(110)

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
As previously reported, we identified two material weaknesses in the design and operation of our internal control over financial reporting. Our management has concluded that we do not (1) maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance, timely reviews of assumptions and data have occurred; and (2) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. We are currently in the process of remediating these material weaknesses by taking steps to (i) validate all existing actuarial models and valuation systems and (ii) strengthen the control function related to the financial closing process. Although we plan to complete these remediation processes as quickly as possible, we cannot at this time estimate when these remediations will be completed. See Item 4. Controls and Procedures.
A discussion of each of the critical accounting estimates may be found in the Company’s 2017 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Application of Critical Accounting Estimates.”

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts or segments. These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in (i) the revision of the interim financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017 and the annual financial statements for the years ended December 31, 2017 and 2016 and (ii) the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015. Until remedied, these material weaknesses could result in a misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.
Due to these material weaknesses, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018.
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

Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4.    Mine Safety Disclosures
NONE.

Item 5.    Other Information
Iran Threat Reduction and Syria Human Rights Act
Holdings, AXA Equitable and their subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.
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
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.
AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, insures three cars for Global Trading NV, who were designated on May 17, 2018 under (E.O.) 13224. The total annual premium of these policies is approximately $15,553 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,866.
In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $7,115 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $853.
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor third party liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.
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
Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.The aggregate annual premium for the above-referenced insurance policies is approximately $559,025, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,792, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

Date: August 14, 2018	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmstrom
		Name:	Anders Malmstrom
		Title:	Senior Executive Director
and Chief Financial Officer

Date: August 14, 2018		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Managing Director
Chief Accounting Officer and Controller