Form 10-Q
period 2018-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2018-11-13
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2018, 2,000,000 shares of the registrant’s Common Stock were outstanding.
REDUCED DISCLOSURE FORMAT:
AXA Equitable Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company (“AXA Equitable”) and its consolidated subsidiaries. “We,” “us” and “our” refer to AXA Equitable and its consolidated subsidiaries, unless the context refers only to AXA Equitable as a corporate entity. There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, including indebtedness, elements of our business strategy not being effective in accomplishing our objectives, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) our Investment Management and Research segment, including fluctuations in assets under management, the industry-wide shift from actively-managed investment services to passive services and potential termination of investment advisory agreements; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (ix) risks related to our controlling stockholder, including conflicts of interest, waiver of corporate opportunities and costs associated with separation and rebranding; and (x) remediation of our material weaknesses.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors included in AXA Equitable’s Annual Report on Form 10-K for the year ended December 31, 2017, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $40,542 and $34,831)	$39,754	$36,358
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	12,053	10,935
Real estate held for production of income(1)	54	390
Policy loans	3,269	3,315
Other equity investments(1)	1,321	1,351
Trading securities, at fair value	14,760	12,628
Other invested assets(1)	1,844	3,121
Total investments	73,055	68,098
Cash and cash equivalents(1)	3,317	3,409
Cash and securities segregated, at fair value	1,263	825
Broker-dealer related receivables	2,224	2,158
Deferred policy acquisition costs	5,011	4,492
Goodwill and other intangible assets, net	3,687	3,709
Amounts due from reinsurers	3,069	5,079
Loans to affiliates	800	703
GMIB reinsurance contract asset, at fair value	1,571	10,488
Current and deferred income taxes	456	—
Other assets(1)	3,182	4,432
Separate Accounts assets	123,869	122,537
Total Assets	$221,504	$225,930

LIABILITIES
Policyholders’ account balances	$46,508	$43,805
Future policy benefits and other policyholders liabilities	28,325	29,070
Broker-dealer related payables	395	764
Securities sold under agreements to repurchase	1,900	1,887
Customer related payables	2,781	2,229
Amounts due to reinsurers	78	134
Short-term and long-term debt(1)	398	769
Current and deferred income taxes	—	1,954
Other liabilities(1)	2,205	2,663
Separate Accounts liabilities	123,869	122,537

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30, 2018	December 31, 2017
	(Unaudited)
Total Liabilities	$206,459	$205,812
Redeemable noncontrolling interest(1)	$143	$626
Commitments and contingent liabilities	—	—

EQUITY
AXA Equitable's Equity
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	7,771	6,859
Retained earnings	4,988	8,938
Accumulated other comprehensive income (loss)	(867)	598
Total AXA Equitable's equity	11,894	16,397
Noncontrolling interest	3,008	3,095
Total Equity	14,902	19,492
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$221,504	$225,930
______________
(1)    See Note 2 for details of balances with variable interest entities.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	900	852	$2,644	$2,516
Premiums	217	208	657	665
Net derivative gains (losses)	(2,006)	(368)	(3,106)	1,048
Net investment income (loss)	652	677	1,748	1,993
Investment gains (losses), net:
Total other-than-temporary impairment losses	(4)	—	(4)	(13)
Other investment gains (losses), net	(5)	(8)	77	4
Total investment gains (losses), net	(9)	(8)	73	(9)
Investment management and service fees	1,093	1,019	3,227	2,974
Other income	13	32	47	68
Total revenues	860	2,412	5,290	9,255
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	206	856	1,987	3,184
Interest credited to policyholders’ account balances	259	233	754	681
Compensation and benefits (includes $34, $33, $101 and $101 of deferred policy acquisition costs, respectively)	467	436	1,459	1,324
Commissions and distribution related payments (includes $119, $101, $331 and $332 of deferred policy acquisition costs, respectively)	371	362	1,119	1,133
Interest expense	12	9	34	20
Amortization of deferred policy acquisition costs (net of capitalization of $153, $134, $432 and $433 of deferred policy acquisition costs, respectively)	(239)	—	(129)	42
Other operating costs and expenses (includes $1, $2, $2 and $5 of deferred policy acquisition costs, respectively)	341	462	3,267	992
Total benefits and other deductions	1,417	2,358	8,491	7,376
Income (loss) from continuing operations, before income taxes	(557)	54	(3,201)	1,879
Income tax (expense) benefit	175	89	782	(198)
Net income (loss)	(382)	143	(2,419)	1,681
Less: net (income) loss attributable to the noncontrolling interest	(129)	(122)	(439)	(353)
Net income (loss) attributable to AXA Equitable	$(511)	$21	$(2,858)	$1,328

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(382)	$143	$(2,419)	$1,681
Other comprehensive income (loss) net of income taxes:
Foreign currency translation adjustment	1	6	(11)	20
Change in unrealized gains (losses), net of reclassification adjustment	(404)	(71)	(1,456)	336
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(3)	(3)	(8)	(2)
Total other comprehensive income (loss), net of income taxes	(406)	(68)	(1,475)	354
Comprehensive income (loss)	(788)	75	(3,894)	2,035
Less: Comprehensive (income) loss attributable to noncontrolling interest	(126)	(154)	(429)	(372)
Comprehensive income (loss) attributable to AXA Equitable	$(914)	$(79)	$(4,323)	$1,663

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Equity attributable to AXA Equitable:
Common stock, at par value, beginning and end of period	$2	$2

Capital in excess of par value, beginning of year	$6,859	$5,339
Changes in capital in excess of par value	912	22
Capital in excess of par value, end of period	$7,771	$5,361

Retained earnings, beginning of year	$8,938	$6,095
Impact of adoption of revenue recognition standard ASC 606	8	—
Net earnings (loss)	(2,858)	1,328
Stockholder dividends	(1,100)	—
Retained earnings, end of period	$4,988	$7,423

Accumulated other comprehensive income (loss), beginning of year	$598	$(4)
Other comprehensive income (loss)	(1,465)	335
Accumulated other comprehensive income (loss), end of period	(867)	331
Total AXA Equitable's equity, end of period	$11,894	$13,117

Noncontrolling interest, beginning of year	$3,095	$3,096
Impact of adoption of revenue recognition standard ASC 606	25	—
Repurchase of AB Holding units	(59)	(96)
Net earnings (loss) attributable to noncontrolling interest	418	311
Dividends paid to noncontrolling interest	(468)	(347)
Other comprehensive income (loss) attributable to noncontrolling interest	(10)	19
Other changes in noncontrolling interest	7	(14)
Noncontrolling interest, end of period	3,008	2,969
Total Equity, End of Period	$14,902	$16,086

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net income (loss)	(2,419)	1,681
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	754	681
Policy charges and fee income	(2,644)	(2,516)
(Income) loss related to derivative instruments	3,106	(1,048)
Investment (gains) losses, net	(73)	9
Realized and unrealized (gains) losses on trading securities	206	(188)
Amortization of deferred compensation	13	27
Amortization of deferred sales commission	17	25
Other depreciation and amortization	(60)	(67)
Amortization of deferred cost of reinsurance asset	1,884	111
Distribution from joint ventures and limited partnerships	63	94
Cash received on the recapture of captive reinsurance	1,099	—
Changes in:
Net broker-dealer and customer related receivables/payables	414	(56)
Reinsurance recoverable	20	(361)
Segregated cash and securities, net	(438)	157
Deferred policy acquisition costs	(129)	42
Future policy benefits	(58)	1,146
Current and deferred income taxes	(264)	640
Other, net	123	617
Net cash provided by (used in) operating activities	$1,614	$994

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$5,942	$3,873
Mortgage loans on real estate	375	695
Trading account securities	6,913	6,565
Other	344	58
Payment for the purchase/origination of:
Fixed maturities, available for sale	(6,422)	(3,721)
Mortgage loans on real estate	(1,485)	(1,534)
Trading account securities	(8,103)	(9,307)
Other	(146)	(207)
Purchase of business, net of cash acquired	—	(133)
Cash settlements related to derivative instruments	(584)	(929)
Increase in loans to affiliates	(1,100)	—
Decrease in loans to affiliates	700	—
Change in short-term investments	350	(266)
Investment in capitalized software, leasehold improvements and EDP equipment	(79)	(67)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Other, net	305	(258)
Net cash provided by (used in) investing activities	$(2,990)	$(5,231)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,852	$5,871
Withdrawals	(4,014)	(2,574)
Transfer (to) from Separate Accounts	(338)	1,617
Change in short-term financings	(168)	(216)
Change in collateralized pledged assets	(62)	724
Change in collateralized pledged liabilities	279	664
Increase (decrease) in overdrafts payable	(39)	66
Shareholder dividend paid	(1,100)	—
Repurchase of AB Holding units from noncontrolling interest	(59)	—
Redemption of noncontrolling interests of consolidated VIEs, net	(519)	(52)
Distribution to noncontrolling interests in consolidated subsidiaries	(468)	(347)
Increase (decrease) in securities sold under agreement to repurchase	13	(159)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(83)	(134)
Other, net	(1)	—
Net cash provided by (used in) financing activities	$1,293	$5,460
Effect of exchange rate changes on cash and cash equivalents	(9)	17
Change in cash and cash equivalents	(92)	1,240
Cash and cash equivalents, beginning of year	3,409	2,950
Cash and Cash Equivalents, end of period	$3,317	$4,190

Non-cash transactions during the period(1)
(Settlement) issuance of long-term debt	$(202)	$202
Transfer of assets to reinsurer	$(604)	$—
Repayment of loan to affiliates	$300	$—
_______________
(1)     See Note 11 for significant non-cash transactions related to the GMxB unwind and related merger of AXA RE Arizona.

See Notes to Consolidated Financial Statements (Unaudited)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
AXA Equitable Life Insurance Company (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) is a diversified financial services company. The Company is an indirect, wholly-owned subsidiary of AXA Equitable Holdings, Inc. (“Holdings”). Prior to May 14, 2018, Holdings was a direct wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management. On May 14, 2018, Holdings completed an initial public offering in which AXA sold a minority stake to the public. The accompanying consolidated financial statements represent the consolidated results and financial position of AXA Equitable and not the consolidated results and financial position of Holdings.
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
At September 30, 2018 and September 30, 2017, respectively, AXA Equitable’s economic interest in AB was approximately 29% and approximately 29%. At September 30, 2018 and September 30, 2017, respectively, Holdings’ economic interest in AB was approximately 65% and approximately 65%. The general partner of AB, AllianceBernstein Corporation (the “General Partner”), is a wholly-owned subsidiary of the Company. Because the General Partner has the authority to manage and control the business of AB, AB is consolidated in the Company’s financial statements for all periods.
In March 2018, AXA contributed its 0.5% minority interest in AXA Financial, Inc. (“AXA Financial”) to Holdings so that Holdings now owns 100% of AXA Financial. On October 1, 2018 AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 16 for further information.

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
The terms “third quarter 2018” and “third quarter 2017” refer to the three months ended September 30, 2018 and 2017, respectively. The terms “first nine months of 2018” and “first nine months of 2017” refer to the nine months ended September 30, 2018 and 2017, respectively.
2)    SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Pronouncements

Standard	Description	Effect on the Financial Statement or Other Significant Matters
ASU 2014-09 Revenue from Contracts with Customers (Topic 606)	This ASU contains new guidance that clarifies the principles for recognizing revenue arising from contracts with customers and develops a common revenue standard for U.S. GAAP and IFRS.
On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis. Adoption did not change the amounts or timing of the Company’s revenue recognition for base investment management and advisory fees, distribution revenues, shareholder servicing revenues, and broker-dealer revenues. Some performance-based fees and carried-interest distributions that were recognized prior to adoption when no risk of reversal remained, in certain instances may now be recognized earlier if it is probable that significant reversal will not occur.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10)
This ASU provides new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The FASB also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on AFS debt securities. The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently are reported in AOCI.

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

ASU 2016-15 Statement of Cash Flows (Topic 230 )
This ASU provides new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires application of a retrospective transition method.
Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-07 Compensation - Retirement Benefits (Topic 715)
This ASU provides new guidance on the presentation of net periodic pension and post-retirement benefit costs that requires retrospective disaggregation of the service cost component from the other components of net benefit costs on the income statement.

On January 1, 2018, the Company adopted the change in the income statement presentation utilizing the practical expedient for determining the historical components of net benefit costs, resulting in no material impact to the consolidated financial statements. In addition, no changes to the Company’s capitalization policies with respect to benefit costs resulted from the adoption of the new guidance.

ASU 2017-09 Compensation - Stock Compensation (Topic 718)
This ASU provides clarity and reduces both 1) diversity in practice and 2) cost and complexity when applying guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award.
Adoption of this amendment on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
This ASU improves the effectiveness of disclosures related to defined benefit plans in the notes to the financial statements. Amendments in ASU 2018-14 remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add new, relevant disclosure requirements.
Effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted. Amendments should be applied on a retrospective basis to all periods presented.
Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-13 Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU modify disclosure requirements in Topic 820, including the removal of certain disclosure requirements, modification of certain disclosures, and the addition of new requirements.

Effective for fiscal years beginning after December 15, 2019, for public business entities. Early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional requirements delayed until their effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively.

Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12 Financial Services - Insurance (Topic 944)
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:
–
Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary update, cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts.  Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.
–
Measurement of market risk benefits (“MRBs”). MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk.  The ASU requires MRBs to be measured at fair value with changes in value attributable to changes in instrument-specific credit risk recognized in OCI.
–
Amortization of deferred acquisition costs. The ASU simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts.  Deferred costs will be required to be written off for unexpected contract terminations but will not be subject to impairment testing.
–
Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs.  Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

Effective date for public business entities for fiscal years and interim periods with those fiscal years, beginning after December 31, 2020.  Early adoption is permitted.
–
For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods.  Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception.  The same adoption method must be used for deferred acquisition costs.
–
For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.
–
For deferred acquisition costs, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for the liability for future policyholder benefits for traditional and limited payment contracts.

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-07 Compensation - Stock Compensation (Topic 718)	This ASU contains new guidance that largely aligns the accounting for share-based payment awards issued to employees and non-employees.	Effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted.
The Company has granted share-based payment awards only to employees as defined by accounting guidance and does not expect this guidance will have a material impact on its consolidated financial statements.

ASU 2018-02 Income Statement - Reporting Comprehensive Income
This ASU contains new guidance that permits, but does not require, entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. If elected, these stranded tax effects for all items must be reclassified in AOCI, including, but not limited to, AFS securities and employee benefits.

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
ASU 2017-12 Derivatives and Hedging (Topic 815)
The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.

Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early application permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption.
Management does not expect this guidance will have a material impact on the Company’s consolidated financial statements.
ASU 2017-08 Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)
This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date and is intended to better align interest income recognition with the manner in which market participants price these instruments.
		Effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted and is to be applied on a modified retrospective basis.	Management does not expect this guidance will have a material impact on the Company’s consolidated financial statements.
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)
This ASU contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. These amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Standard	Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2016-02 Leases (Topic 842)
This ASU contains revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model.

Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities. Early application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes optional practical expedients that entities may elect to apply.

The Company expects to adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective on January 1, 2019. The Company identified its significant existing leases, which primarily include real estate leases for office space, that will be impacted by the new guidance. The Company expects to implement new accounting processes and internal controls to meet the requirements for financial reporting and disclosures of its leases. The Company expects these evaluation and implementation activities will continue throughout 2018 prior to the effective date of adoption on January 1, 2019. The Company plans to elect the optional modified retrospective transition method to apply the provisions of the new standard, which will result in a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under this transition method, the Company would not recast prior financial statements.

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
Investment management, advisory, and service fees
AB provides asset management services by managing customer assets and seeking to deliver returns to investors. Similarly, AXA Equitable FMG provides investment management and administrative services, such as fund accounting and compliance services, to AXA Premier VIP Trust (“VIP Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of assets under management (“AUM”), are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Certain investment advisory contracts of AB, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee,

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Research services
Research services revenue principally consists of brokerage transaction charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”), Sanford C. Bernstein Limited (“SCBL”) and AB’s other sell side subsidiaries for providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured, and significant reversal of such revenue is not probable.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Other income
Revenues from contracts with customers reported as Other Income in the Company’s consolidated statements of income (loss) primarily consist of advisory account fees and brokerage commissions from the Company’s subsidiary broker-dealer operations and sales commissions from the Company’s general agent for the distribution of non-affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as AUM and product mix, are resolved and the transaction pricing no longer is variable such that the value of consideration can be determined.
Contract assets and liabilities
The Company applies the practical expedient for contracts that have an original duration of one year or less. Accordingly, the Company accrues the incremental costs of obtaining a contract when incurred and does not consider the time value of money. At September 30, 2018 there are no material balances of contract assets and contract liabilities; as such, no further disclosures are necessary.
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At September 30, 2018, the Company held approximately $1.2 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds, and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $166.1 billion, and the Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion at September 30, 2018. Except for approximately $748 million of unfunded commitments

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at September 30, 2018, the Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At September 30, 2018, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheets at September 30, 2018, are total assets of $37 million related to this VIE, primarily resulting from the consolidated presentation of $37 million of real estate held for production of income. In addition, real estate held for production of income reflects $17 million as related to two non-consolidated joint ventures at September 30, 2018.
Included in the Company’s consolidated balance sheets at September 30, 2018 are assets of $202 million, liabilities of $6 million and redeemable non-controlling interest of $80 million associated with the consolidation of AB-sponsored investment funds under the VIE model. Also included in the Company’s consolidated balance sheets at September 30, 2018 are assets of $121 million, liabilities of $3 million and redeemable non-controlling interest of $21 million from consolidation of AB-sponsored investment funds under the VOE model. The assets of these consolidated funds are presented within Other invested assets and cash and cash equivalents, and liabilities of these consolidated funds are presented with other liabilities on the face of the Company’s consolidated balance sheets at September 30, 2018; ownership interests not held by the Company relating to consolidated VIEs and VOEs are presented either as redeemable or non-redeemable noncontrolling interest, as appropriate.
As of September 30, 2018, the net assets of AB-sponsored investment products that are non-consolidated VIEs are approximately $58.2 billion, and the Company’s maximum risk of loss is its investment of $6 million in these VIEs and its advisory fee receivables from these VIEs, which are not material.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of our assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $12 million, decreased Policyholders’ benefits by $684 million, increased Net derivative losses by $1,065 million, and decreased the Amortization of DAC, net by $165 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $228 million and decreased Net income (loss) by approximately $187 million.
Revision of Prior Period Financial Statements
As previously reported, during the preparation of the second quarter 2018 financial statements, management identified errors in its previously issued financial statements related to: (a) a misclassification between interest credited and net derivative gains/losses, (b) an error in an actuarial model used to determine the deferred acquisition cost asset and related amortization for a specific group of insurance products issued by the Company, and (c) the understatement of a charge from Holdings related to partial settlement of a pension plan obligation. The impact of these errors to the Company’s consolidated financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017, the three months ended March 31, 2017 and the years ended December 31, 2017 and 2016 were not considered to be material.
In addition, during the preparation of its third quarter 2018 financial statements, management identified errors in its previously issued financial statements. These errors primarily relate to the calculation of policyholders’ benefit reserves for the Company’s life and annuity products and the calculation of net derivative gains (losses) and DAC amortization for certain variable and interest sensitive life products. The impact of these errors were not considered to be material to the consolidated financial statements as of and for the three months ended March 31, 2018, the three and six months

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended June 30, 2018, the three and nine months ended September 30, 2017, the three and six months ended June 30, 2017, the three months ended March 31, 2017 and the years ended December 31, 2017, 2016 and 2015. However, in order to improve the consistency and comparability of the financial statements, management has determined to revise the Company’s consolidated financial statements for the three and six months ended March 31, 2018 and June 30, 2018, respectively, as well as the three, six and nine months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively and for the years ended December 31, 2017, 2016 and 2015.
See Note 15 for details of the revisions.
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as AFS. As a result of the adoption of the Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) standard on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
September 30, 2018:
Fixed Maturities:
Corporate	$24,796	$397	$591	$24,602	$—
U.S. Treasury, government and agency	13,621	58	728	12,951	—
States and political subdivisions	409	43	1	451	—
Foreign governments	431	17	10	438	—
Residential mortgage-backed(1)	200	8	—	208	—
Asset-backed(2)	613	1	6	608	2
Redeemable preferred stock	472	31	7	496	—
Total at September 30, 2018	$40,542	$555	$1,343	$39,754	$2

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in millions)
December 31, 2017:
Fixed Maturities:
Corporate	$20,596	$942	$56	$21,482	$—
U.S. Treasury, government and agency	12,644	676	185	13,135	—
States and political subdivisions	414	67	—	481	—
Foreign governments	387	27	5	409	—
Residential mortgage-backed(1)	236	15	—	251	—
Asset-backed(2)	93	3	—	96	2
Redeemable preferred stock	461	44	1	504	—
Total Fixed Maturities	$34,831	$1,774	$247	$36,358	$2
Equity securities	157	—	—	157	—
Total at December 31, 2017	$34,988	$1,774	$247	$36,515	$2
_____________

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(3)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities at September 30, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2018

	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$1,908	$1,915
Due in years two through five	7,755	7,816
Due in years six through ten	12,941	12,719
Due after ten years	16,653	15,992
Subtotal	$39,257	$38,442
Residential mortgage-backed securities	200	208
Asset-backed securities	613	608
Redeemable preferred stock	472	496
Total	$40,542	$39,754

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from sales	$973	$1,287	$4,774	$1,822
Gross gains on sales	$6	$5	$140	$34
Gross losses on sales	$(4)	$(2)	$(59)	$(29)

Total OTTI	$(4)	$—	$(4)	$(13)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in net income (loss)	$(4)	$—	$(4)	$(13)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Balances, beginning of period	$(9)	$(115)	$(10)	$(190)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	32	1	120
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(4)	—	(4)	(13)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at September 30	$(13)	$(83)	$(13)	$(83)
_______________
(1)     Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$1	$1
All other	(789)	1,526
Net Unrealized Gains (Losses)	$(788)	$1,527
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which an OTTI loss has been recognized and all other:
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2018	$1	$—	$—	$—	$1
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	—	—	—
Balance, September 30, 2018	$1	$—	$—	$—	$1

Balance, July 1, 2017	$(6)	$2	$1	$1	$(2)
Net investment gains (losses) arising during the period	(5)	—	—	—	(5)
Reclassification adjustment:
Included in Net income (loss)	11	—	—	—	11
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	(1)	—	(1)
Balance, September 30, 2017	$—	$1	$—	$—	$1

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

____________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1	$1	$(1)	$(5)	$(4)
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	1	—	1
Balance, September 30, 2018	$1	$—	$—	$—	$1

Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	(19)	—	—	—	(19)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	3	3
Policyholders’ liabilities	—	—	10	—	10
Balance, September 30, 2017	$—	$1	$—	$—	$1
____________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2018	$(245)	$11	$(110)	$(27)	$(371)
Net investment gains (losses) arising during the period	(554)	—	—	—	(554)
Reclassification adjustment:					—
Included in Net income (loss)	10	—	—	—	10
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	72	—	—	72
Deferred income taxes	—	—	—	112	112
Policyholders’ liabilities	—	—	(62)	—	(62)
Balance, September 30, 2018	$(789)	$83	$(172)	$85	$(793)

Balance, July 1, 2017	$1,145	$(200)	$(191)	$(263)	$491
Net investment gains (losses) arising during the period	18	—	—	—	18
Reclassification adjustment:
Included in Net income (loss)	(2)	—	—	—	(2)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(48)	—		(48)
Deferred income taxes	—	—	—	29	29
Policyholders’ liabilities	—	—	(53)		(53)
Balance, September 30, 2017	$1,161	$(248)	$(244)	$(234)	$435
_______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(2,240)	—	—	—	(2,240)
Reclassification adjustment:					—
Included in Net income (loss)	(75)	—	—	—	(75)
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	398	—	—	398
Deferred income taxes	—	—	—	385	385
Policyholders’ liabilities	—	—	60	—	60
Balance, September 30, 2018	$(789)	$83	$(172)	$85	$(793)

Balance, January 1, 2017	$428	$(104)	$(188)	$(47)	$89
Net investment gains (losses) arising during the period	705	—	—	—	705
Reclassification adjustment:
Included in Net income (loss)	28	—	—	—	28
Excluded from Net income (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(144)	—	—	(144)
Deferred income taxes	—	—	—	(187)	(187)
Policyholders’ liabilities	—	—	(56)	—	(56)
Balance, September 30, 2017	$1,161	$(248)	$(244)	$(234)	$435
____________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose the fair values and gross unrealized losses of the 1,461 issues at September 30, 2018 and the 620 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2018:
Fixed Maturities:
Corporate	$12,410	$466	$2,006	$125	$14,416	$591
U.S. Treasury, government and agency	8,316	251	2,952	477	11,268	728
States and political subdivisions	19	1	—	—	19	1
Foreign governments	68	2	73	8	141	10
Residential mortgage-backed	13	—	—	—	13	—
Asset-backed	399	6	—	—	399	6
Redeemable preferred stock	177	6	12	1	189	7
Total	$21,402	$732	$5,043	$611	$26,445	$1,343

December 31, 2017:
Fixed Maturities:
Corporate	$2,102	$17	$1,163	$39	$3,265	$56
U.S. Treasury, government and agency	2,150	6	3,005	179	5,155	185
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	18	—	—	—	18	—
Asset-backed	7	—	2	—	9	—
Redeemable preferred stock	7	—	12	1	19	1
Total	$4,315	$23	$4,255	$224	$8,570	$247
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2018 and December 31, 2017 were $200 million and $182 million, respectively.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2018 and December 31, 2017, respectively, approximately $1,280 million and $1,309 million, or 3.2% and 3.8%, of the $40,542 million and $34,831 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized gains and (losses) of $(11) million and $5 million at September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018 and December 31, 2017, respectively, the $611 million and $224 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either September 30, 2018 or 2017. At September 30, 2018 and December 31, 2017, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. At September 30, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $2 million.
For the three and nine months ended September 30, 2018 and 2017, investment income is shown net of investment expenses of $17 million, $49 million, $11 million and $40 million respectively.
At September 30, 2018 and December 31, 2017, the fair values of the Company’s trading account securities were $14,760 million and $12,628 million, respectively. Also at September 30, 2018 and December 31, 2017, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $52 million and $49 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income from trading account securities during the three and nine months ended September 30, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(20)	$45	$(192)	$153
Net investment gains (losses) recognized on securities sold during the period	$(5)	$10	(14)	35
Unrealized and realized gains (losses) on trading securities arising during the period	(25)	55	(206)	188
Interest and dividend income from trading securities	82	54	228	143
Net investment income (loss) from trading securities	$57	$109	$22	$331
Mortgage Loans
At September 30, 2018 and December 31, 2017, the carrying values of problem commercial mortgage loans on real estate that had been classified as nonaccrual loans were $19 million and $19 million, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Valuation Allowances for Mortgage Loans:
Allowance for credit losses for mortgage loans for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Allowance for credit losses:
Beginning balance, January 1	$8	$8
Charge-offs	—	—
Recoveries	(1)	—
Provision	—	—
Ending balance, September 30,	$7	$8

September 30, Individually Evaluated for Impairment	$7	$8

There were no allowances for credit losses for agricultural mortgage loans for the nine months ended September 30, 2018 and 2017.
The following tables provide information relating to the loan to value and debt service coverage ratios for commercial and agricultural mortgage loans at September 30, 2018 and December 31, 2017.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
September 30, 2018

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$806	$21	$351	$24	$—	$—	$1,202
50% - 70%	4,739	649	1,192	603	151	—	7,334
70% - 90%	221	110	169	298	27	—	825
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$5,766	$780	$1,739	$925	$178	$—	$9,388

Agricultural Mortgage Loans(1)
0% - 50%	$271	$142	$257	$555	$322	$33	$1,580
50% - 70%	127	53	231	378	235	49	1,073
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$398	$195	$488	$952	$557	$82	$2,672

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Total Mortgage Loans(1)
0% - 50%	$1,077	$163	$608	$579	$322	$33	$2,782
50% - 70%	4,866	702	1,423	981	386	49	8,407
70% - 90%	221	110	169	317	27	—	844
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$6,164	$975	$2,227	$1,877	$735	$82	$12,060
_______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2017

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Commercial Mortgage Loans(1)
0% - 50%	$742	$—	$320	$74	$—	$—	$1,136
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$4,999	$792	$1,609	$774	$195	$—	$8,369

Agricultural Mortgage Loans(1)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574

Total Mortgage Loans(1)
0% - 50%	$1,014	$149	$595	$589	$316	$30	$2,693
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,382	$987	$2,111	$1,652	$732	$79	$10,943
______________

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2018 and December 31, 2017, respectively.
Age Analysis of Past Due Mortgage Loan

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
September 30, 2018
Commercial	$—	$—	$27	$27	$9,361	$9,388	$—
Agricultural	5	12	57	74	2,598	2,672	57
Total Mortgage Loans	$5	$12	$84	$101	$11,959	$12,060	$57
December 31, 2017
Commercial	$27	$—	$—	$27	$8,342	$8,369	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,842	$10,943	$22
The following table provides information relating to impaired mortgage loans at September 30, 2018 and December 31, 2017, respectively:
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(in millions)
September 30, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(7)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(7)	$27	$—

December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$27	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$27	$(8)	$27	$2

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

_______________

(1)	Represents a three-quarter average of recorded amortized cost.

Types of Derivative Instruments and Derivative Strategies
The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to, exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options credit and foreign exchange derivatives as well as bond and repo transactions to support the hedging. The Company also uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments. The Company had a currency swap contract with AXA to hedge foreign exchange exposure from affiliated loans, which matured in March 2018.
For detailed information on these derivative instruments and strategies, see Note 3 to the consolidated financial statements included in the 2017 Form 10-K.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At September 30, 2018			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1,4)
Futures	$7,307	$1	$1	$(487)
Swaps	7,900	12	189	(488)
Options	24,248	4,119	1,619	674
Interest rate contracts:(1,4)
Swaps	25,761	330	653	(1,012)
Futures	17,172	—	—	52
Credit contracts:(1,4)
Credit default swaps	1,935	28	3	3
Other freestanding contracts:(1,4)
Foreign currency contracts	2,110	75	9	60
Margin	—	27	—	—
Collateral	—	65	2,135	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	1,571	—	(1,488)
GMxB derivative features liability(2,4)	—	—	4,157	394
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	2,357	(814)
Total	$86,433	$6,228	$11,123	$(3,106)
_______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

	At December 31, 2017			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2017
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding derivatives:
Equity contracts:(1,4)
Futures	$3,113	$1	$3	$(512)
Swaps	4,655	3	126	(596)
Options	20,630	3,334	1,426	831
Interest rate contracts:(1,4)
Swaps	19,032	320	191	523
Futures	11,032	—	—	28
Swaptions	—	—	—	—
Credit contracts:(1,4)
Credit default swaps	2,131	35	3	16
Other freestanding contracts:(1,4)
Foreign currency contracts	1,423	19	10	(40)
Margin	—	24	—	—
Collateral	—	4	1,855	—
Embedded derivatives:
GMIB reinsurance contracts(4)	—	10,488	—	500
GMxB derivative features liability(2,4)	—	—	4,256	1,169
SCS, SIO, MSO and IUL indexed features(3,4)	—	—	1,698	(871)
Total	$62,016	$14,228	$9,568	$1,048
_______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)
SCS and SIO indexed features are reported in Policyholders’ account balances; MSO and IUL indexed features are reported in the Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at September 30, 2018 are exchange-traded and net settled daily in cash. At September 30, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $203 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $53 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $21 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At September 30, 2018 and December 31, 2017, respectively, the Company held $2,135 million and $1,855 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $65 million and $3 million at September 30, 2018 and December 31, 2017, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At September 30, 2018 and December 31, 2017, the balance outstanding under securities repurchase transactions was $1,900 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligation under funding agreements” included in Note 13.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2018

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$4,132	$1,810	$2,322
Interest rate contracts	330	653	(323)
Credit contracts	28	3	25
Currency	75	8	67
Margin	27	—	27
Collateral	65	2,134	(2,069)
Total Derivatives, subject to an ISDA Master Agreement	$4,657	$4,608	$49
Other financial instruments	1,795	—	1,795
Other invested assets	$6,452	$4,608	$1,844

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,810	$1,810	$—
Interest rate contracts	653	653	—
Credit contracts	3	3	—
Currency	9	9	—
Margin	—	—	—
Collateral	2,135	2,135	—
Total Derivatives, subject to an ISDA Master Agreement	4,610	4,610	—
Other financial liabilities	2,205	—	2,205
Other liabilities	$6,815	$4,610	$2,205
Securities sold under agreement to repurchase(3)	$1,891	$—	$1,891
_______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $9 million in securities sold under agreement to repurchase.

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2018.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At September 30, 2018

	Fair Value of Assets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(in millions)
ASSETS:(1)
Total derivatives	$2,091	$—	$(2,042)	$49
Other financial instruments	1,795	—	—	1,795
Other invested assets	$3,886	$—	$(2,042)	$1,844
LIABILITIES:(2)
Securities sold under agreement to repurchase(3)	$1,891	$(1,891)	$—	$—
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $9 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at September 30, 2018.
Repurchase Agreement Accounted for as Secured Borrowings
At September 30, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase(1)
U.S. Treasury and agency securities	$—	$1,891	$—	$—	$1,891
Total	$—	$1,891	$—	$—	$1,891
______________

(1)	Excludes expense accrual of $9 million included in securities sold under agreements to repurchase on the consolidated balance sheets.

The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2017.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$3,338	$1,555	$1,783
Interest rate contracts	320	191	129
Credit contracts	35	3	32
Currency	19	10	9
Collateral	4	1,855	(1,851)
Margin	24	—	24
Total Derivatives, subject to an ISDA Master Agreement	$3,740	$3,614	$126
Other financial instruments	2,995	—	2,995
Other invested assets	$6,735	$3,614	$3,121

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(in millions)
LIABILITIES(2)
Description
Derivatives:
Equity contracts	$1,555	$1,555	$—
Interest rate contracts	191	191	—
Credit contracts	3	3	—
Currency	10	10	—
Margin	—	—	—
Collateral	1,855	1,855	—
Total Derivatives, subject to an ISDA Master Agreement	$3,614	$3,614	$—
Other financial liabilities	2,663	—	2,663
Other liabilities	$6,277	$3,614	$2,663
Securities sold under agreement to repurchase(3)	$1,882	$—	$1,882
_____________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2017.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
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
______________

(1)	Excludes Investment Management and Research segment’s derivative assets of consolidated VIEs/VOEs.

(2)	Excludes Investment Management and Research segment’s derivative liabilities of consolidated VIEs/VOEs.

(3)	Excludes expense of $5 million in securities sold under agreement to repurchase.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2017.
Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase:(1)
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882
______________

(1)	Excludes expense of $5 million in securities sold under agreement to repurchase on the consolidated balance sheets.

4)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2018	December 31, 2017
	(in millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	6,788	6,958
Policyholder dividend obligation	—	19
Other liabilities	48	271
Total Closed Block liabilities	6,836	7,248
ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $3,681 and $3,923)	3,669	4,070
Mortgage loans on real estate	1,902	1,720
Policy loans	745	781
Cash and other invested assets	39	351
Other assets	187	182
Total assets designated to the Closed Block	6,542	7,104
Excess of Closed Block liabilities over assets designated to the Closed Block	294	144
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholder dividend obligation of $0 and $19	(2)	138
Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	292	282

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
REVENUES:
Premiums and other income	44	52	144	167
Net investment income (loss)	72	82	218	244
Net investment gains (losses)	—	(2)	1	(18)
Total revenues	116	132	363	393
BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	123	132	372	416
Other operating costs and expenses	1	1	3	2
Total benefits and other deductions	124	133	375	418
Net revenues (loss) before income taxes	(8)	(1)	(12)	(25)
Income tax (expense) benefit	2	1	2	9
Net revenues (losses)	(6)	—	(10)	(16)
A reconciliation of the Company’s policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Balances, beginning of year	$19	$52
Unrealized investment gains (losses), net of DAC	(19)	(5)
Balances, end of period	$—	$47
5)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the direct GMDB and GMIB without a no-lapse guarantee rider (“NLG”) feature liabilities, before reinsurance ceded, reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(in millions)
Balance at January 1, 2018	$4,054	$4,754	$8,808
Paid guarantee benefits	(291)	(108)	(399)
Other changes in reserve	755	(1,041)	(286)
Balance at September 30, 2018	$4,518	$3,605	$8,123

Balance at January 1, 2017	$3,159	$3,808	$6,967
Paid guarantee benefits	(272)	(102)	(374)
Other changes in reserve	1,058	749	1,807
Balance at September 30, 2017	$3,945	$4,455	$8,400
The following table summarizes the ceded GMDB liabilities, reflected in the consolidated balance sheets in Amounts due from reinsurers:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Balance, beginning of year	$2,030	$1,558
Paid guarantee benefits	(67)	(132)
Other changes in reserve	(1,860)	555
Balance, end of period	$103	$1,981
The GMIB reinsurance contract asset is considered to be an insurance derivative and is reported at fair value. The fair value of the GMIB reinsurance contract asset at September 30, 2018 and December 31, 2017 is $1,571 million and $10,488 million, respectively.
The September 30, 2018 values for direct variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Direct Variable Annuity Contract Values

	September 30, 2018
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars in millions)
GMDB:
Account values invested in:
General Account	$14,046	$102	$62	$188	$14,398
Separate Accounts	$47,293	$9,522	$3,418	$35,066	$95,299
Net amount at risk, gross	$162	$53	$1,892	$16,098	$18,205
Net amount at risk, net of amounts reinsured	$162	$50	$1,305	$16,098	$17,615
Average attained age of policyholders	51.6	66.8	73.4	68.8	55.5
Percentage of policyholders over age 70	9.9%	42.2%	64.9%	49.1%	18.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$21	$274	$295
Separate Accounts	N/A	N/A	$21,549	$39,729	$61,278
Net amount at risk, gross	N/A	N/A	$753	$5,793	$6,546
Net amount at risk, net of amounts reinsured	N/A	N/A	$236	$5,272	$5,508
Average attained age of policyholders	N/A	N/A	70.5	69.1	69.2
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.5	0.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is backed by the assets in the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Because variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Separate Account Investment Options

	September 30, 2018	December 31, 2017 (1)
	(in millions)
GMDB:
Equity	$42,675	$41,658
Fixed income	5,274	5,469
Balanced	46,504	46,577
Other	846	968
Total	$95,299	$94,672

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2018	December 31, 2017 (1)
	(in millions)
GMIB:
Equity	$19,512	$19,928
Fixed income	2,924	3,150
Balanced	38,540	38,890
Other	302	318
Total	$61,278	$62,286
_______________

(1)
Amounts previously reported were as follows in millions: (a) GMDB: Equity $78,069, Fixed Income $2,234, Balanced $14,084, and Other $283; (b) GMIB: Equity $50,429, Fixed Income $1,568, Balanced $10,165, and Other $124.

Hedging Programs for GMDB, GMIB, GIB and Other Features
Beginning in 2003, the Company established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured. At September 30, 2018, the total account value and net amount at risk of the hedged variable annuity contracts were $69,997 million and $ 16,706 million, respectively, with the GMDB feature and $59,052 million and $6,602 million, respectively, with the GMIB and GIB feature. A hedge program is also used to manage certain capital markets risks associated with the products the Company has assumed that have GMDB and GMIB features.
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
The following table summarizes the NLG liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities, the related reinsurance reserve ceded, reflected in Amounts due from reinsurers and deferred cost of reinsurance, reflected in Other assets in the consolidated balance sheets:

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2018	$692	$(664)	$28
Paid Guaranteed Benefits	(13)	—	(13)
Other changes in reserves	76	(53)	23
Balance at September 30, 2018	$755	$(717)	$38

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2017	$1,182	$(606)	$576
Other changes in reserves	218	(68)	150
Balance at September 30, 2017	$1,400	$(674)	$726

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At September 30, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.
Fair Value Measurements at September 30, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$23,468	$1,134	$24,602
U.S. Treasury, government and agency	—	12,951	—	12,951
States and political subdivisions	—	413	38	451
Foreign governments	—	438	—	438
Residential mortgage-backed(1)	—	208	—	208
Asset-backed(2)	—	71	537	608
Redeemable preferred stock	172	324	—	496
Total fixed maturities, available-for-sale	172	37,873	1,709	39,754
Other equity investments	12	—	—	12
Trading securities	519	14,241	—	14,760
Other invested assets:
Short-term investments	—	418	—	418
Assets of consolidated VIEs/VOEs	86	214	28	328
Swaps	—	(433)	—	(433)
Credit Default Swaps	—	25	—	25
Futures	—	—	—	—
Options	—	2,500	—	2,500
Total other invested assets	86	2,724	28	2,838

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	2,441	—	—	2,441
Segregated securities	—	1,263	—	1,263
GMIB reinsurance contract asset	—	—	1,571	1,571
Separate Accounts assets	120,529	2,706	367	123,602
Total Assets	$123,759	$58,807	$3,675	$186,241

Liabilities:
GMxB derivative features’ liability	$—	$—	$4,157	$4,157
SCS, SIO, MSO and IUL indexed features’ liability	—	2,357	—	2,357
Liabilities of consolidated VIEs/VOEs	1	3	—	4
Contingent payment arrangements	—	—	11	11
Total Liabilities	$1	$2,360	$4,168	$6,529
___________________

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$20,343	$1,139	$21,482
U.S. Treasury, government and agency	—	13,135	—	13,135
States and political subdivisions	—	441	40	481
Foreign governments	—	409	—	409
Residential mortgage-backed(1)	—	251	—	251
Asset-backed(2)	—	88	8	96
Redeemable preferred stock	180	324	—	504
Total fixed maturities, available-for-sale	180	34,991	1,187	36,358
Other equity investments	13	—	1	14
Trading securities	467	12,161	—	12,628
Other invested assets:
Short-term investments	—	768	—	768
Assets of consolidated VIEs/VOEs	1,060	215	27	1,302
Swaps	—	15	—	15
Credit Default Swaps	—	33	—	33
Futures	(2)	—	—	(2)
Options	—	1,907	—	1,907
Total other invested assets	1,058	2,938	27	4,023

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	2,360	—	—	2,360
Segregated securities	—	825	—	825
GMIB reinsurance contract asset	—	—	10,488	10,488
Separate Accounts’ assets	118,983	2,983	349	122,315
Total Assets	$123,061	$53,898	$12,052	$189,011
Liabilities:
GMxB derivative features’ liability	$—	$—	$4,256	$4,256
SCS, SIO, MSO and IUL indexed features’ liability	—	1,698	—	1,698
Liabilities of consolidated VIEs/VOEs	670	22	—	692
Contingent payment arrangements	—	—	11	11
Total Liabilities	$670	$1,720	$4,267	$6,657
________________

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

The Company’s corporate fixed maturities includes both public and private issues.
The fair values of the Company’s public fixed maturities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
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
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 3, are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated by AB in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
The Company’s investments classified as Level 3 primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to market observable data. The Company applies various due diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, mortgage- and asset-backed securities are classified as Level 3.
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
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity separate account funds.  The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements.  Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset and liabilities to reflect change in the claims-paying ratings of counterparties and the Company an adjustment to the swap curve for non-performance risk to reflect the claims-paying rating of the Company.   Equity and fixed income volatilities were modeled to reflect current market volatilities.  Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $107 million and $69 million at September 30, 2018 and December 31, 2017, respectively, to recognize incremental counterparty non-performance risk.
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
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $65 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at September 30, 2018.
During the nine months ended September 30, 2017, AFS fixed maturities with fair values of $7 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $6 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.1% of total equity at September 30, 2017.
The tables below presents a reconciliation for all Level 3 assets and liabilities for the three and nine months ended September 30, 2018 and 2017, respectively:
Level 3 Instruments Fair Value Measurements

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, July 1, 2018	$1,152	$38	$—	$538
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	3	—	—	(1)
Investment gains (losses), net	(4)	—	—	—
Subtotal	(1)	—	—	(1)
Other comprehensive income (loss)	(1)	—	—	1
Purchases	36	—	—	—
Sales	(52)	—	—	(1)
Settlements	—	—	—	—
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Balance, September 30, 2018	$1,134	$38	$—	$537
Balance, July 1, 2017	$1,068	$42	$290	$12
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	(9)	—
Subtotal	2	—	(9)	—
Other comprehensive income (loss)	6	—	8	(3)
Purchases	196	—	—	—
Sales	(119)	(1)	(40)	(1)
Settlements	—	—	—	—
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	(7)	—	(1)	—
Balance, September 30, 2017	$1,146	$41	$248	$8
____________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Sub- divisions	Commercial Mortgage- backed	Asset- backed
	(in millions)
Balance, January 1, 2018	$1,139	$40	$—	$8
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	8	—	—	(1)
Investment gains (losses), net	(4)	—	—	—
Subtotal	4	—	—	(1)
Other comprehensive income (loss)	(15)	(1)	—	—
Purchases	236	—	—	533
Sales	(267)	(1)	—	(3)
Settlements	—	—	—	—
Transfers into Level 3(1)	65	—	—	—
Transfers out of Level 3(1)	(28)	—	—	—
Balance, September 30, 2018	$1,134	$38	$—	$537
Balance, January 1, 2017	$845	$42	$349	$24
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	6	—	1	—
Investment gains (losses), net	—	—	(29)	15
Subtotal	6	—	(28)	15
Other comprehensive income (loss)	—	—	27	(10)
Purchases	518	—	—	—
Sales	(224)	(1)	(99)	(20)
Settlements	—	—	—	—
Transfers into Level 3(1)	6	—	—	—
Transfers out of Level 3(1)	(5)	—	(1)	(1)
Balance, September 30, 2017	$1,146	$41	$248	$8
____________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, July 1, 2018	$—	$29	$1,825	$361	$(3,534)	$(11)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	6	—	—
Net derivative gains (losses)	—	—	(255)	—	(534)	—
Subtotal	—	—	(255)	6	(534)	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	1	12	1	(96)	—
Sales(3)	—	(1)	(11)	—	7	—
Settlements(4,5)	—	—	—	(1)	—	—
Activity related to consolidated VIEs	—	(1)	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2018	$—	$28	$1,571	$367	$(4,157)	$(11)
Balance, July 1, 2017	$1	$8	$11,260	$333	$(4,889)	$17
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(4)	—	4	—	—
Net derivative gains (losses)	—	—	(393)	—	396	—
Subtotal	—	(4)	(393)	4	396	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	—	55	1	(100)	—
Sales(4)	—	(1)	(22)	—	3	—
Settlements(5)	—	—	—	(1)	—	(5)
Activity related to consolidated VIEs	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2017	1	3	10,900	337	(4,590)	12
____________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset, and the GMxB derivative features liability, represents attributed fee.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

(5)	For GMIB Reinsurance Asset, it represents the settlement of the captive reinsurance transaction.

	Redeemable Preferred Stock	Other Equity Investments(2)	GMIB Reinsurance Asset	Separate Accounts Assets	GMxB Derivative Features Liability	Contingent Payment Arrangement
	(in millions)
Balance, January 1, 2018	$—	$28	$10,488	$349	$(4,256)	$(11)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	19	—	—
Net derivative gains (losses)	—	—	(1,488)	—	394	—
Subtotal	—	(1)	(1,488)	19	394	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(2)	—	7	83	4	(305)	—
Sales(3)	—	(3)	(49)	(1)	10	—
Settlements(4,5)	—	—	(7,463)	(4)	—	—
Activity related to consolidated VIEs	—	(3)	—	—	—	—
Transfers into Level 3(1)	—	5	—	—	—	—
Transfers out of Level 3(1)	—	(5)	—	—	—	—
Balance, September 30, 2018	$—	$28	$1,571	$367	$(4,157)	$(11)
Balance, January 1, 2017	$1	$11	$10,313	$313	$(5,473)	$18
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	(4)	—	22	—	—
Net derivative gains (losses)	—	—	500	—	1,169	—
Subtotal	—	(4)	500	22	1,169	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases(3)	—	5	165	7	(290)	—
Sales(4)	—	(3)	(79)	(2)	4	—
Settlements(5)	—	—	—	(4)	—	(6)
Activity related to consolidated VIEs	—	(7)	—	—	—	—
Transfers into Level 3(1)	—	1	—	1	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Balance, September 30, 2017	$1	$3	$10,900	$337	$(4,590)	$12
____________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	For the GMIB reinsurance contract asset, and the GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	For contingent payment arrangements, it represents payments under the arrangement.

(5)	For GMIB Reinsurance Asset, it represents the settlement of the captive reinsurance transaction.

The table below details changes in unrealized gains (losses) for the nine months ended September 30, 2018 and 2017 by category for Level 3 assets and liabilities still held at September 30, 2018 and 2017, respectively:

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Nine months ended September 30, 2018
Held at September 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(13)
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	—
Asset-backed	—	—	—
Subtotal	—	—	(14)
GMIB reinsurance contracts	—	(1,488)	—
Separate Accounts’ assets(1)	19	—	—
GMxB derivative features’ liability	—	394	—
Total	$19	$(1,094)	$(14)
____________

(1)	There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (losses)	OCI
	(in millions)
Level 3 Instruments
Nine months ended September 30, 2017
Held at September 30, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$—	$—	$26
Asset-backed	—	—	(9)
Subtotal	—	—	17
GMIB reinsurance contracts	—	500	—
Separate Accounts’ assets(1)	—	—	—
GMxB derivative features’ liability	—	1,169	—
Total	$—	$1,669	$17
____________

(1)	There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	39	Matrix pricing model	Spread over the industry-specific benchmark yield curve	50 - 565 bps	194 bps
	755	Market com-parable companies	EBITDA multiples Discount rate Cash flow multiples	4.2x - 37.3x 7.2% - 16.5% 9.0x - 17.7x	13.8x 11.1% 13.1x
Separate Accounts assets	345	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	228 bps 4.8%
GMIB reinsurance contract asset	1,571	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk Volatility rates - Equity Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	1.0% - 6.3% 0.0 - 8.0% 0.0% - 16.0% 0.5% - 1.3% 6.0% - 31.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	4,163	Discounted cash flow	GMIB valuation spread Lapse Rates Withdrawal Rates Utilization Rates Non-performance risk NLG Forfeiture Rates Long-term equity Volatility Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	0.9% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 100.0% 0% - 1.4% 0.8% - 1.2% 20.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	77	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 6.0% - 31.0%
GIB	(84)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 38.0% 6.0% - 31.0%
GMAB	1	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 6.0% - 31.0%
____________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 -565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples	5.3x-27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Separate Accounts’ assets	326	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.4%
GMIB reinsurance contract asset	10,488	Discounted cash flow	Lapse Rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9%- 30.9% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	4,149	Discounted cash flow	Non-performance Risk Lapse Rates Withdrawal Rates Utilization Rates NLG Forfeiture Rates Long-term equity Volatility Mortality Rates(1): Ages 0-40 Ages 41-60 Ages 60-115	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.6% - 2.1% 20.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 100% after delay 9.0% - 30.9%
GIB	(27)	Discounted cash flow	Lapse Rates Withdrawal Rates Utilization Rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse Rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%
____________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at September 30, 2018 and December 31, 2017, respectively, are approximately $964 million and $395 million of Level 3 fair value measurements of investments for which the underlying quantitative

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. There were no Residential mortgage backed securities included in the tables above at September 30, 2018 and December 31, 2017, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. There were no Asset-backed securities included in the tables above at September 30, 2018 and December 31, 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Account assets classified as Level 3 in the table at September 30, 2018 and December 31, 2017, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using the Company data. Validations of

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
During 2017, AB made the final contingent consideration payment relating to its 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to its 2010 acquisition. As of September 30, 2018 and December 31, 2017, one acquisition-related contingent consideration liability of $11 million remains relating to AB’s 2016 acquisition, which was valued using a revenue growth rate of 31.0% and a discount rate ranging from 1.4% to 2.3%.
The carrying values and fair values at September 30, 2018 and December 31, 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2018:
Mortgage loans on real estate	$12,053	$—	$—	$11,659	$11,659
Loans to affiliates	800	—	804	—	804
Policyholders’ liabilities: Investment contracts	2,020	—	—	2,052	2,052
Funding Agreements	3,012	—	2,926	—	2,926
Policy loans	3,269	—	—	3,946	3,946
Short-term debt	398	—	398	—	398
Separate Accounts liabilities	8,231	—	—	8,231	8,231

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2017:
Mortgage loans on real estate	$10,935	$—	$—	$10,895	$10,895
Loans to affiliates	703	—	700	—	700
Policyholders’ liabilities: Investment contracts	2,068	—	—	2,170	2,170
Funding Agreements	3,014	—	3,020	—	3,020
Policy loans	3,315	—	—	4,210	4,210
Short-term and Long-term debt	769	—	768	—	768
Separate Accounts liabilities	7,537	—	—	7,537	7,537

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
The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts and Escrow Shield Plus product reserves are held at book value.
8)    REVENUE RECOGNITION
See “Revenue Recognition” in Note 2 for descriptions of revenues presented in the table below. The adoption of ASC 606 had no significant impact on revenue recognition during the first nine months of 2018, except for the recognition of $49 million of performance fees from two hedge funds in liquidation that is not probable of significant reversal, that under the previous revenue accounting standard would not be recognized until final liquidation.
The table below presents the revenues recognized during the three and nine months ended September 30, 2018 and 2017, disaggregated by category:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2017	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$740	$701		$2,188	$2,018
Performance-based fees	42	4		83	25
Research services	103	109		324	331
Distribution services	183	175		545	511
Other revenues:
Shareholder services	20	19		58	56
Other	4	5		16	13
Total investment management and service fees	$1,092	$1,013		$3,214	$2,954

Other income	$7	$9		$24	$25
9)    SHARE-BASED COMPENSATION PROGRAMS
AXA and Holdings sponsor various share-based compensation plans for eligible employees, financial professionals and non-officer directors of the Company. AB also sponsors its own equity compensation plan for certain of its employees.
Compensation costs for the three and nine months ended September 30, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Performance Shares(1)	$4.3	$2.6	$9.9	$15.6
Stock Options	0.6	0.4	1.1	1.1
Restricted Stock Unit Awards(2)	14.9	5.6	22.4	26.9
Other Compensation Plans(3)	0.7	1.5	1.8	1.5
Total Compensation Expenses	$20.5	$10.1	$35.2	$45.1
 ______________

(1)
Reflects change to performance share retirement rules. Specifically, individuals who retire at any time after the grant date will continue to vest in their 2017 performance shares while individuals who retire prior to March 1, 2019 will forfeit all 2018 performance shares.

(2)	Reflects a $10.9 million adjustment for awards with graded vesting, service-only conditions from the graded to the straight-line attribution method.

(3)	Includes Stock Appreciation Rights and Employee Stock Purchase Plans.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Awards Linked to Holdings’ Common Stock
As described below, Holdings made various grants of equity awards linked to the value of Holdings’ common stock in the second quarter of 2018. For awards with graded vesting schedules and service-only vesting conditions, including Holdings restricted stock units (“Holdings RSUs”) and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Estimated and/or actual forfeitures with respect to the 2018 grants were considered immaterial in the recognition of compensation cost for the third quarter of 2018.
Holdings adopted the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) on April 25, 2018. All grants discussed in this section were made under this Omnibus Plan with the exception of the Holdings RSUs granted to financial professionals. Also, all grants discussed in the section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals which will be settled in cash. As of September 30, 2018, the common stock reserved and available for issuance under the Omnibus Plan was 5.9 million shares.
Restricted Stock Units
In May 2018, Holdings made several grants of Holdings RSUs. The market price of a Holdings’ share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award. For liability-classified cash-settled Holdings RSUs, fair value is remeasured at the end of each reporting period. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs will accrue dividend equivalents in the form of additional Holdings RSUs to be settled or forfeited consistent with the terms of the related award.
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other employees in the form of 0.6 million Holdings RSUs. fifty percent of the Holdings RSUs will vest based on service over a two year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited. The $6.3 million aggregate grant-date fair value of the 0.3 million Service Units was measured at the $20 IPO price of a Holdings’ share and will be charged to compensation expense over the stated requisite service periods.
The grant-date fair value of half of the Performance Units, or 0.2 million Holdings RSUs, was also measured at the $20 IPO price for a Holdings’ share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting $3.2 million for these awards will be charged to compensation expense over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings’ share price conditions. The grant date fair value was measured using a Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock price paths on which the market condition is satisfied, over which the total $2.6 million compensation expense will be recognized. In the third quarter of 2018, the Company recognized compensation expense associated with the Transaction Incentive Awards of approximately $2.2 million.
Employee Awards
Also on May 9, 2018, Holdings made an employee grant of 0.2 million Holdings RSUs, or 50 restricted stock units to each eligible individual, that cliff vest on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings’ share and the resulting $4.8 million will be recognized as compensation expense over the six-month service period. In the third quarter of 2018, the Company recognized expense associated with the employee award of approximately $1.7 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2018 Annual Awards
On May 17, 2018, Holdings granted 0.8 million Holdings RSUs to employees that vest ratably in equal annual installments over a three-year period on each of the first three anniversaries of March 1, 2018. The fair value of the award was measured using the $21.68 closing price of the Holdings’ share on the grant date, and the resulting $17.8 million will be recognized as compensation expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. Similarly, on May 17, 2018, the Company granted an award of 0.5 million cash-settled Holdings RSUs to certain eligible financial professionals that vest ratably in equal installments over a three-year period on each of the first three anniversaries of March 1, 2018. The cash payment for each RSU will equal the average closing price for a Holdings’ share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings’ share at the close of each reporting period. In the third quarter of 2018, the Company recognized expense associated with the annual awards of approximately $1.8 million.
Performance Shares
Also on May 17, 2018, Holdings approved a grant of 0.4 million unearned Performance Shares to employees, subject to performance conditions and a cliff-vesting term ending March 1, 2021. If Holdings pays any ordinary dividend, outstanding Performance Shares will accrue dividend equivalents in the form of additional Performance Shares to be settled or forfeited consistent with the terms of the related award. The Performance Shares consist of two distinct tranches; one based on the Holdings’ return-on-equity targets (the “ROE Performance Shares”) and the other based on the Company’s relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of unearned Performance Shares granted.
The grant-date fair value of the ROE Performance Shares will be established once the 2019 and 2020 Non-GAAP ROE target are determined and approved. The grant-date fair value of the TSR Performance Shares was measured at $23.17 using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The resulting $4.0 million aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the third quarter of 2018, the Company recognized expense associated with the TSR Performance Share awards of approximately $0.9 million.
Stock Options
On June 11, 2018, Holdings awarded 0.9 million stock options to employees. These options expire on March 1, 2028 and have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries of March 1, 2018. The exercise price for the options is $21.34, which was the closing price of a Holdings’ share on the grant date. The weighted average grant date fair value per option was estimated at $4.61 using a Black-Scholes options pricing model. Key assumptions used in the valuation included expected volatility of 25.4% based on historical selected peer data, a weighted average expected term of 5.7 years as determined by the simplified method, an expected dividend yield of 2.44% based on Holdings’ expected annualized dividend, and a risk-free interest rate of 2.83%. The total fair value of these options of approximately $4.0 million will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In the third quarter of 2018, the Company recognized expense associated with the June 11, 2018 option grant of approximately $0.7 million.
Director Awards
On May 17, 2018, Holdings awarded 0.03 million unrestricted Holdings’ shares to non-officer directors of Holdings, AXA Equitable Life, and MLOA under the Omnibus Plan. The fair value of these awards was measured using the $21.68 closing price of Holdings’ shares on the grant date. As these awards were immediately vested, their aggregate fair value of $0.6 million was recognized as compensation expense in the second quarter of 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Funding of Awards
The Company used common stock held in Treasury to fund the delivery of the 0.03 million unrestricted shares granted to the non-officer directors in the second quarter of 2018. Holdings may issue new shares or use common stock held in Treasury for the other outstanding awards linked to Holdings’ common stock.
Equity Awards Linked to AXA Ordinary Shares
Grants
On February 15, 2018, AXA Financial granted restricted AXA ordinary shares to non-officer directors of AXA Financial, AXA Equitable Life, and MLOA with a three year vesting period under the Equity Plan for Directors.
Settlement /Payouts
On March 26, 2018, share distributions totaling approximately $20 million were made to active and former employees in settlement of 0.8 million Performance Shares earned under the terms of the AXA Performance Share Plan 2014. On April 6, 2018, cash distributions of approximately $6 million were made to active and former financial professionals in settlement of 0.2 million Performance Units earned under the terms of the AXA Advisor Performance Unit Plan 2014.
AB Long-term Incentive Compensation Plans
During the three and nine months ended September 30, 2018, respectively, AB purchased 1.6 million and 2.9 million units, representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”), for $48 million and $83 million , respectively (on a trade date basis). These amounts reflect open-market purchases of 1.6 million and 2.8 million AB Holding Units for $48 million and $81 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2017, AB purchased 0.3 million and 5.9 million AB Holding Units for $7 million and $135 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million AB Holding Units for $7 million and $117 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
During the nine months ended September 30, 2018 and 2017, AB granted to employees and eligible directors 2.5 million and 2.1 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly issued AB Holding Units to fund these awards.
During the nine months ended September 30, 2018 and 2017, AB Holding issued 0.6 million and 1.0 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $11 million and $18 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
10)    INCOME TAXES
Income tax expense for the nine months ended September 30, 2018 and 2017 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
In the first nine months of 2017, the Company recognized a tax benefit of $221 million related to the conclusion of an Internal Revenue Service (“IRS”) audit for tax years 2008 and 2009.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”), a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

corporations, including life insurance companies. At December 31, 2017, the Company recorded a provisional estimate of the income tax effects related to the Tax Reform Act. During the nine months ended September 30, 2018, there were no changes to this estimate.

11)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the nine months ended September 30, 2018 with related parties are summarized below.
Cost Sharing and General Service Agreements
In the second quarter of 2018, AXA Equitable entered into a general services agreement with Holdings whereby AXA Equitable will benefit from the services received by Holdings from AXA and certain of its subsidiaries for a limited period following the Holdings IPO under a transition services agreement. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various AXA subsidiaries. AXA Equitable continues to provide services to Holdings and various AXA subsidiaries under a separate existing general services agreement with Holdings.
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
On April 12, 2018, the Company completed the unwind of the reinsurance previously provided to the Company by AXA RE Arizona. Accordingly, all of the business previously ceded to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company (“EQ AZ”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. Following the novation of business to EQ AZ, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties.
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
The GMxB Unwind was considered a pre-existing relationship required to be effectively settled at fair value. The loss relating to this relationship resulted from the settlement of the reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities related to this relationship recorded in the Company’s historical accounts. The pre-tax loss recognized in the second quarter of 2018 was $2,603 million ($2,056 million net of tax). The Company wrote-off a $1.8 billion Deferred cost of reinsurance asset which was previously reported in Other assets. Additionally, the remaining portion of the loss was determining by calculating the difference between the fair value of the assets received compared to the fair value of the assets and liabilities already recorded within the Company's consolidated financial statements. The Company's primary assets previously recorded were reinsurance recoverables, including the reinsurance recoverable associated with GMDB business. There was an approximate $400 million difference between the fair value of the GMDB recoverable compared to its carrying value which is accounted for under ASC 944.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The assets received and the assets removed were as follows:

	As of April 12, 2018
	(in millions)
	Assets Received	Assets Removed
Assets at fair value:
Fixed income securities	$7,442
Money Market funds	2
Accrued interest	43
Derivatives	303
Cash	1,098
Total	$8,888

Deferred cost of reinsurance asset		$1,839
GMDB ceded reserves		2,317
GMIB reinsurance contract asset		7,463
Payable to AXA RE Arizona		270
Total		$11,889
Significant non-cash transactions involved in the unwind of the reinsurance previously provided to the Company by AXA RE Arizona included: (a) the increase in total investments includes non-cash activities of $7,790 million for assets received related to the recapture transaction, (b) cancellation of the $300 million surplus note between the Company and AXA RE Arizona, and (c) settlement of the intercompany receivables/payables to AXA RE Arizona of $270 million. In addition, upon merging the remaining assets of AXA Re Arizona into AXA Equitable, $1.2 billion of deferred tax assets were recorded on the balance sheet through an adjustment to Capital in excess of par value.
The reinsurance arrangements with EQ AZ provide important capital management benefits to AXA Equitable. At September 30, 2018, the Company’s GMIB reinsurance contract asset with EQ AZ had carrying value of $189 million, and is reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income for September 30, 2018 totaled approximately $24 million, Ceded claims paid for September 30, 2018, were $14 million.
AXA Equitable receives statutory reserve credits for reinsurance treaties with EQ AZ to the extent that  EQ AZ holds assets in an irrevocable trust (the “Trust”). At September 30, 2018, EQ AZ held assets of $1.1 billion in the Trust, and had letters of credit of $2.4 billion, which  are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by EQ AZ fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact EQ AZ’s liquidity.
Loans to Affiliates
On April 20, 2018, the Company transferred cash in exchange for an $800 million note from Holdings with an interest rate of 3.69% and maturing on April 20, 2021.
Settlement of Borrowings Between the Company and Affiliates
On April 20, 2018, AXA pre-paid the remaining $650 million of a $700 million note and $50 million of a $500 million term loan and related accrued interest from the Company.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Insurance Coverage Provided by XL Catlin
Prior to AXA Group’s acquisition of XL Catlin on September 12, 2018, Holdings and the Company had various property and casualty insurance coverages provided by XL Catlin that will be terminated by December 31, 2018. In addition, the Company ceded disability income business to XL Catlin. As of September 30, 2018, the reserves ceded were $92 million.
12)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of September 30, 2018 and 2017 follow:

	September 30,
	2018	2017
	(in millions)
Unrealized gains (losses) on investments	$(839)	$369
Foreign currency translation adjustments	(47)	(57)
Defined benefit pension plans	(59)	(48)
Total accumulated other comprehensive income (loss)	(945)	264
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	78	67
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$(867)	$331
The components of OCI, net of taxes for the three and nine months ended September 30, 2018 and 2017 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency translation adjustments:
Foreign currency translation gains (losses) arising during the period	$1	$6	$(11)	$20
(Gains) losses reclassified into net income (loss) during the period	—	—	—	—
Foreign currency translation adjustment	1	6	(11)	20
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	(438)	6	(1,770)	458
(Gains) losses reclassified into net income (loss) during the period(1)	8	8	(59)	6
Net unrealized gains (losses) on investments	(430)	14	(1,829)	464
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	26	(85)	373	(128)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(107) million, $(38) million, $(387) million and $181 million)	(404)	(71)	(1,456)	336

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Change in defined benefit plans:
Less: reclassification adjustments to net income (loss) for:
Amortization of net actuarial (gains) losses included in:
Amortization of net prior service cost included in net periodic cost	(3)	(3)	(8)	(2)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $(1) million, $(2) million, $(2) million and $(1) million)	(3)	(3)	(8)	(2)
Total other comprehensive income (loss), net of income taxes	(406)	(68)	(1,475)	354
Less: Other comprehensive (income) loss attributable to noncontrolling interest	3	(32)	10	(19)
Other comprehensive income (loss) attributable to AXA Equitable	$(403)	$(100)	$(1,465)	$335
_______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $2 million, $(16) million, $4 million and $3 million, for the three and nine months ended September 30, 2018 and 2017, respectively.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $90 million.
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
In July 2011, a derivative action was filed in the United States District Court for the District of New Jersey entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“Sivolella Litigation”) and a substantially similar action was filed in January 2013 entitled Sanford et al. v. AXA Equitable FMG (“Sanford Litigation”). These lawsuits were filed on behalf of a total of twelve mutual funds and, among other things, seek recovery under (i) Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and AXA Equitable FMG for investment management services and administrative services and (ii) a variety of other theories including unjust enrichment. The Sivolella Litigation and the Sanford Litigation were consolidated and a 25-day trial commenced in January 2016 and concluded in February 2016. In August 2016, the District Court issued its decision in favor of AXA Equitable and AXA Equitable FMG, finding that the plaintiffs had failed to meet their burden to demonstrate that AXA Equitable and AXA Equitable FMG breached their fiduciary duty in violation of Section 36(b) of the Investment Company Act or show any actual damages. In September 2016, the plaintiffs filed a motion to amend the District Court’s trial opinion and to amend or make new findings of fact and/or conclusions of law. In December 2016, the District Court issued an order denying the motion to amend and plaintiffs filed a notice to appeal the District Court’s decision to the U.S. Court of Appeals for the Third Circuit. In July 2018, the U.S. Court of Appeals for the Third Circuit affirmed the District Court’s decision, and that decision is now final because the plaintiffs failed to file a further appeal.
In November 2014, a lawsuit was filed in the Superior Court of New Jersey, Camden County entitled Arlene Shuster, on behalf of herself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all AXA Equitable variable life insurance policyholders who allocated funds from their policy accounts to investments in AXA Equitable’s Separate Accounts, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. The action asserts that AXA Equitable breached its variable life insurance contracts by implementing the volatility management strategy. In February 2016, the Court

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

dismissed the complaint. In March 2016, the plaintiff filed a notice of appeal. In April 2018, the Superior Court of New Jersey Appellate Division affirmed the trial court’s decision. In August 2015, another lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following AXA Equitable’s notification to the court that it would not file a petition for writ of certiorari. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable’s COI increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek (a) compensatory damages, costs, and, pre- and post-judgment interest, (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class, and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal individual actions challenging the COI increase are also pending against AXA Equitable and have been consolidated with the Brach matter for the purposes of coordinating pre-trial activities. They contain similar allegations as those in Brach as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three state individual actions are also pending against AXA Equitable in New York and Virginia. We are in various stages of motion practice and are vigorously defending each of these matters.
Lease obligations
The liabilities associated with the Company’s lease obligations were as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	(in millions)
Leases
Balance, beginning of year	165	170
Expense incurred	7	29
Deferred rent	2	10
Payments made	(40)	(48)
Interest accretion	3	4
Balance, end of period	137	165

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

	Outstanding balance at end of period	Maturity of Outstanding balance	Issued during the period	Repaid during the period
September 30, 2018:	(in millions)
Short-term FHLBNY funding agreements	$500	less than one month	$4,500	$4,500
Long-term FHLBNY funding agreements	1,621	less than four years	—	—
	98	Less than five years	—	—
	781	greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at September 30, 2018	$3,000		$4,500	$4,500

December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than 4 years	324	—
	377	Less than 5 years	303	—
	879	Greater than five years	135	—
Total long-term funding agreements	2,500		762	—
Total FHLBNY funding agreements at December 31, 2017	$3,000		$6,762	$6,000
Other Commitments
The Company had approximately $18 million of undrawn letters of credit issued in favor of third party beneficiaries primarily, as well as $761 million (including $197 million with affiliates) and $379 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2018.
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
Pursuant to certain assumption agreements (the “Assumption Agreements”), AXA Financial legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits as well as under the AXA Equitable Retirement plan, a frozen qualified pension plan. AXA Equitable remains secondarily liable for its

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obligations under these plans and would recognize such liabilities in the event AXA Financial does not perform under the terms of the Assumption Agreements. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 16 for further information.
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
In the second quarter of 2018, the Company revised its Operating earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, Variable annuity product features. In order to improve the consistency and comparability of the financial statements, management revised the Notes to the Consolidated Financial Statements for the six months ended June 30, 2017, nine months ended September 30, 2017 and the year ended December 31, 2017 to include the revisions discussed herein.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenues derived from any customer did not exceed 10% of revenues for the three and nine months ended September 30, 2018 and 2017.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents operating earnings (loss) by segment and Corporate and Other and a reconciliation to Net income (loss) attributable to AXA Equitable for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss) attributable to AXA Equitable	$(511)	$21	$(2,858)	$1,328
Adjustments related to:
Variable annuity product features (1)	1,393	457	2,580	(387)
Investment (gains) losses	9	8	(73)	9
Loss on the recapture of GMxB business previously ceded to AXA Arizona	(24)	—	2,603	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	17	24	130	72
Other adjustments	33	70	141	76
Income tax expense (benefit) related to above adjustments	(312)	(233)	(1,130)	43
Non-recurring tax items	3	(7)	26	(225)
Non-GAAP Operating Earnings	$608	$340	$1,419	$916

Operating earnings (loss) by segment:
Individual Retirement	$439	$241	$1,159	$831
Group Retirement	121	97	255	210
Investment Management and Research	39	34	143	99
Protection Solutions	58	—	12	(83)
Corporate and Other(1)	(49)	(32)	(150)	(141)

(1)	Includes interest expense of $12 million, $9 million, $34 million, and $20 million, for the three and nine months ended September 30, 2018 and 2017, respectively.
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

•	Investment gains (losses), which include other-than-temporary impairments of securities, sales or disposals of securities/investments, realized capital gains/losses, and valuation allowances; and

•	Other adjustments, which includes the impact of adoption of revenue recognition standard ASC 606.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents segment revenues for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Segment revenues:
Individual Retirement(1)	$1,080	$841	$2,761	$2,679
Group Retirement(1)	259	266	745	704
Investment Management and Research(2)	850	788	2,602	2,303
Protection Solutions(1)	610	645	1,870	1,874
Corporate and Other(1)	185	240	580	710
Adjustments related to:
Variable annuity product features	(2,120)	(384)	(3,299)	926
Investment gains (losses)	(9)	(8)	73	(9)
Other adjustments to segment revenues	5	24	(42)	68
Total revenues	$860	$2,412	$5,290	$9,255
_____________

(1)
Includes investment expenses charged by AB of approximately $12 million, $18 million, $44 million and $42 million for the three and nine months ended September 30, 2018 and 2017, respectively, for services provided to the Company.

(2)
Inter-segment investment management and other fees of approximately $19 million, $29 million, $65 million and $65 million for the three and nine months ended September 30, 2018 and 2017, respectively, are included in total revenues of the Investment Management and Research segment.

The table below presents Total assets by segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in millions)
Total assets by segment:
Individual Retirement	$110,810	$120,608
Group Retirement	43,323	40,472
Investment Management and Research	9,052	10,079
Protection Solutions	37,272	34,296
Corporate and Other	21,047	20,475
Total assets	$221,504	$225,930

15)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
As previously reported, during the preparation of the second quarter 2018 financial statements, management identified errors in its previously issued financial statements related to: (a) a misclassification between interest credited and net derivative gains/losses, (b) an error in an actuarial model used to determine the deferred acquisition cost asset and related amortization for a specific group of insurance products issued by the Company, and (c) the understatement of a charge from Holdings related to partial settlement of a pension plan obligation. The impact of these errors to the Company’s consolidated financial statements for the three months ended March 31, 2018, the nine months ended

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017, the six months ended June 30, 2017, the three months ended March 31, 2017 and the years ended December 31, 2017 and 2016 were not considered to be material.
In addition, during the preparation of its third quarter 2018 financial statements, management identified errors in its previously issued financial statements. These errors primarily relate to the calculation of policyholders’ benefit reserves for the Company’s life and annuity products and the calculation of net derivative gains (losses) and DAC amortization for certain variable and interest sensitive life products. The impact of these errors were not considered to be material to the consolidated financial statements as of and for the three months ended March 31, 2018, the three and six months ended June 30, 2018, the three and nine months ended September 30, 2017, the three and six months ended June 30, 2017, the three months ended March 31, 2017 and the years ended December 31, 2017, 2016 and 2015. However, in order to improve the consistency and comparability of the financial statements, management has determined to revise the Company’s consolidated financial statements for the three and six months ended March 31, 2018 and June 30, 2018, respectively, as well as the three, six and nine months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively and for the years ended December 31, 2017, 2016 and 2015.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for June 30, 2018 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, as revised after the revisions and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of June 30, 2018
Assets:
DAC	$4,786	$(76)	$4,710
Amounts due from reinsurers	3,088	(9)	3,079
Current and deferred taxes	159	3	162
Total Assets	219,306	(82)	219,224

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	28,122	(64)	28,058
Total Liabilities	202,196	(64)	202,132

Equity:
Retained Earnings	6,617	(18)	6,599
AXA Equitable Equity	13,925	(18)	13,907
Equity	16,964	(18)	16,946
Total Liabilities and Equity	$219,306	$(82)	$219,224

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended June 30, 2018
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$904	$(21)	$883
Net derivative gains (losses)	(312)	27	(285)
Total revenues	2,439	6	2,445

Benefits and other deductions:
Policyholders' benefits	1,339	(38)	1,301
Amortization of deferred policy acquisition costs, net	31	5	36
Total benefits and other deductions	4,950	(33)	4,917

Income (loss) from operations, before income taxes	(2,511)	39	(2,472)
Income tax (expense) benefit	553	(9)	544
Net income (loss)	(1,958)	30	(1,928)
Net income (loss) attributable to AXA Equitable	$(2,114)	$30	$(2,084)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended June 30, 2018
Statements of Comprehensive Income (Loss):
Net income (loss)	$(1,958)	$30	$(1,928)
Comprehensive income (loss)	(2,278)	30	(2,248)
Comprehensive income (loss) attributable to AXA Equitable	$(2,420)	$30	$(2,390)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2018
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$1,773	$(29)	$1,744
Net derivative gains (losses)	(1,172)	72	(1,100)
Total revenues	4,387	43	4,430

Benefits and other deductions:
Policyholders' benefits	1,828	(47)	1,781
Amortization of deferred policy acquisition costs, net	89	21	110
Total benefits and other deductions	7,100	(26)	7,074

Income (loss) from operations, before income taxes	(2,713)	69	(2,644)
Income tax (expense) benefit	622	(15)	607
Net income (loss)	(2,091)	54	(2,037)
Net income (loss) attributable to AXA Equitable	$(2,401)	$54	$(2,347)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2018
Statements of Comprehensive Income (Loss):
Net income (loss)	$(2,091)	$54	$(2,037)
Comprehensive income (loss)	(3,160)	54	(3,106)
Comprehensive income (loss) attributable to AXA Equitable	$(3,463)	$54	$(3,409)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2018
Statements of Equity:
Retained earnings, beginning of year	$9,010	$(72)	$8,938
Net income (loss) attributable to AXA Equitable	(2,401)	54	(2,347)
Retained earnings, end of period	6,617	(18)	6,599
Total AXA Equitable’s equity, end of period	13,925	(18)	13,907
Total Equity, End of Period	$16,964	$(18)	$16,946

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2018
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$(2,091)	$54	$(2,037)
Policy charges and fee income	(1,773)	29	(1,744)
Net derivative (gains) loss	1,172	(72)	1,100
Changes in:
Future policy benefits	396	(47)	349
Deferred policy acquisition costs	89	21	110
Current and deferred income taxes	(645)	15	(630)
Net cash provided by (used in) operating activities	$1,190	$—	$1,190

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for March 31, 2018 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of March 31, 2018
Assets:
DAC	$4,826	$(119)	$4,707
Total Assets	222,424	(119)	222,305

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	28,374	(10)	28,364
Current and deferred taxes	1,728	(38)	1,690
Other liabilities	3,041	70	3,111
Total Liabilities	202,767	22	202,789

Equity:
Retained Earnings	8,824	(141)	8,683
AXA Equitable Equity	15,545	(141)	15,404
Equity	18,633	(141)	18,492
Total Liabilities and Equity	$222,424	$(119)	$222,305

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2018
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$869	$(8)	$861
Net derivative gains (losses)	(777)	(38)	(815)
Total Revenues	2,031	(46)	1,985

Benefits and other deductions:
Policyholders’ benefits	489	(9)	480
Interest credited to policyholders’ account balances	338	(83)	255
Compensation and benefits	456	70	526
Amortization of deferred policy acquisition costs, net	10	64	74
Total benefits and other deductions	2,115	42	2,157

Income (loss) from operations, before income taxes	(84)	(88)	(172)
Income tax (expense) benefit	44	19	63
Net income (loss)	(40)	(69)	(109)
Net income (loss) attributable to AXA Equitable	$(194)	$(69)	$(263)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2018
Statements of Comprehensive Income (Loss):
Net income (loss)	$(40)	$(69)	$(109)
Comprehensive income (loss)	(789)	(69)	(858)
Comprehensive income (loss) attributable to AXA Equitable	$(950)	$(69)	$(1,019)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2018
Statements of Equity:
Retained earnings, beginning of year	$9,010	$(72)	$8,938
Net income (loss)	(194)	(69)	(263)
Retained earnings, end of period	8,824	(141)	8,683
Total AXA Equitable’s equity, end of period	15,545	(141)	15,404
Total Equity, End of Period	$18,633	$(141)	$18,492

	As Previously Reported	Impact of Revisions	As Revised
Three Months Ended March 31, 2018	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(40)	$(69)	$(109)
Policy charges and fee income	(869)	8	(861)
Interest credited to policyholders’ account balances	338	(83)	255
Net derivative (gains) loss	777	38	815
Changes in:
DAC	10	64	74
Future policy benefits	(191)	(9)	(200)
Current and deferred income taxes	(52)	(19)	(71)
Other, net	(122)	70	(52)
Net cash provided by (used in) operating activities	$(21)	$—	$(21)

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

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of September 30, 2017
Assets:
DAC	$4,550	$278	$4,828
Amounts due from reinsurers	5,016	(12)	5,004
GMIB reinsurance contract asset, at fair value	10,933	(33)	10,900
Other Assets	4,258	18	4,276
Total Assets	219,069	251	219,320

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	29,423	36	29,459
Current and deferred taxes	3,148	88	3,236
Total Liabilities	202,669	124	202,793

Equity:
Retained Earnings	7,265	158	7,423
Accumulated other comprehensive income (loss)	362	(31)	331
AXA Equitable Equity	12,990	127	13,117
Equity	15,959	127	16,086
Total Liabilities and Equity	$219,069	$251	$219,320

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Nine Months Ended September 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$2,626	$(110)	$2,516
Premiums	645	20	665
Net derivative gains (losses)	1,376	(328)	1,048
Total revenues	9,673	(418)	9,255

Benefits and other deductions:
Policyholders' benefits	3,308	(124)	3,184
Interest credited to policyholders' account balances	1,008	(327)	681
Amortization of deferred policy acquisition costs, net	15	27	42
Total benefits and other deductions	7,800	(424)	7,376

Income (loss) from operations, before income taxes	1,873	6	1,879
Income tax (expense) benefit	(196)	(2)	(198)
Net income (loss)	1,677	4	1,681
Net income (loss) attributable to AXA Equitable	$1,324	$4	$1,328

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Nine Months Ended September 30, 2017
Statements of Comprehensive Income (Loss):

Net income (loss)	$1,677	$4	$1,681
Change in unrealized gains (losses), net of reclassification adjustment	362	(26)	336
Other comprehensive income	380	(26)	354
Comprehensive income (loss)	2,057	(22)	2,035
Comprehensive income (loss) attributable to AXA Equitable	$1,685	$(22)	$1,663

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Nine Months Ended September 30, 2017
Statements of Equity:
Retained earnings, beginning of year	$5,941	$154	$6,095
Net income (loss)	1,324	4	1,328
Retained earnings, end of period	7,265	158	7,423
Accumulated other comprehensive income, beginning of year	1	(5)	(4)
Other comprehensive income (loss)	361	(26)	335
Accumulated other comprehensive income, end of period	362	(31)	331
Total AXA Equitable’s equity, end of period	12,990	127	13,117
Total Equity, End of Period	$15,959	$127	$16,086

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Nine Months Ended September 30, 2017
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,677	$4	$1,681
Policy charges and fee income	(2,626)	110	(2,516)
Interest credited to policyholders’ account balances	1,008	(327)	681
Net derivative (gains) loss	(1,376)	328	(1,048)
Changes in:
Deferred Policy Acquisition costs	15	27	42
Future policy benefits	1,289	(143)	1,146
Current and deferred income taxes	639	1	640
Net cash provided by (used in) operating activities	$994	$—	$994

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

	As Previously Reported	Impact of Revisions	As Revised

As of June 30, 2017
Assets:
DAC	$4,913	$(63)	$4,850
Total Assets	215,713	(63)	215,650

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	29,679	53	29,732
Current and deferred taxes	3,267	(39)	3,228
Total Liabilities	199,095	14	199,109

Equity:
Retained Earnings	7,479	(77)	7,402
AXA Equitable Equity	13,273	(77)	13,196
Equity	16,257	(77)	16,180
Total Liabilities and Equity	$215,713	$(63)	$215,650

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended June 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$846	$(12)	$834
Net derivative gains (losses)	1,763	8	1,771
Total revenues	4,548	(4)	4,544

Benefits and other deductions:
Policyholders' benefits	1,363	(7)	1,356
Amortization of deferred policy acquisition costs, net	(49)	(1)	(50)
Interest credited to policyholders’ account balances	208	(9)	199
Total benefits and other deductions	2,516	(17)	2,499

Income (loss) from operations, before income taxes	2,032	13	2,045
Income tax (expense) benefit	(419)	(5)	(424)
Net income (loss)	1,613	8	1,621
Net income (loss) attributable to AXA Equitable	$1,500	$8	$1,508

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended June 30, 2017
Statements of Comprehensive Income (Loss):
Net income (loss)	$1,613	$8	$1,621
Comprehensive income (loss)	1,887	8	1,895
Comprehensive income (loss) attributable to AXA Equitable	$1,794	$8	$1,802

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$1,698	$(34)	$1,664
Net derivative gains (losses)	1,362	54	1,416
Total revenues	6,823	20	6,843

Benefits and other deductions:
Policyholders' benefits	2,338	(10)	2,328
Amortization of deferred policy acquisition costs, net	(20)	62	42
Total benefits and other deductions	4,966	52	5,018

Income (loss) from operations, before income taxes	1,857	(32)	1,825
Income tax (expense) benefit	(298)	11	(287)
Net income (loss)	1,559	(21)	1,538
Net income (loss) attributable to AXA Equitable	$1,328	$(21)	$1,307

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2017
Statements of Comprehensive Income (Loss):

Net income (loss)	$1,559	$(21)	$1,538
Change in unrealized gains (losses), net of reclassification adjustment	386	21	407
Other comprehensive income	401	21	422
Comprehensive income (loss)	1,960	—	1,960
Comprehensive income (loss) attributable to AXA Equitable	$1,742	$—	$1,742

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2017
Statements of Equity:
Retained earnings, beginning of year	$6,151	$(56)	$6,095
Net income (loss) attributable to AXA Equitable	1,328	(21)	1,307
Retained earnings, end of period	7,479	(77)	7,402
Accumulated other comprehensive income, beginning of year	17	(21)	(4)
Other comprehensive income (loss)	414	21	435
Accumulated other comprehensive income, end of period	431	—	431
Total AXA Equitable’s equity, end of period	13,273	(77)	13,196
Total Equity, End of Period	$16,257	$(77)	$16,180

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Six Months Ended June 30, 2017
Statements of Cash flows:
Cash flow from operating activities:
Net income (loss)	$1,559	$(21)	$1,538
Policy charges and fee income	(1,698)	34	(1,664)
Net derivative (gains) loss	(1,362)	(54)	(1,416)
Changes in:
Future policy benefits	1,303	(10)	1,293
Deferred policy acquisition costs	(20)	62	42
Current and deferred income taxes	204	(11)	193
Net cash provided by (used in) operating activities	$(75)	$—	$(75)

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

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of March 31, 2017
Assets:
DAC	$4,961	$(64)	$4,897
Total Assets	210,013	(64)	209,949

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	28,691	66	28,757
Current and deferred taxes	2,726	(46)	2,680
Total Liabilities	195,091	20	195,111

Equity:
Retained Earnings	5,978	(84)	5,894
AXA Equitable Equity	11,459	(84)	11,375
Equity	14,505	(84)	14,421
Total Liabilities and Equity	$210,013	$(64)	$209,949

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2017
Statements of Income (Loss):
Revenues:
Policy charges and fee income	$852	$(22)	$830
Net derivative gains (losses)	(362)	7	(355)
Total revenues	2,314	(15)	2,299
Benefits and other deductions:
Policyholders' benefits	975	(3)	972
Interest credited to policyholders' account balances	279	(30)	249
Amortization of deferred policy acquisition costs, net	29	63	92
Total benefits and other deductions	2,489	30	2,519

Income (loss) from operations, before income taxes	(175)	(45)	(220)
Income tax (expense) benefit	121	16	137
Net income (loss)	(54)	(29)	(83)
Net income (loss) attributable to AXA Equitable	$(172)	$(29)	$(201)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2017
Statements of Comprehensive Income (Loss):
Net income (loss)	$(54)	$(29)	$(83)
Change in unrealized gains (losses), net of reclassification adjustment	92	21	113
Total other comprehensive income (loss), net of income taxes	127	21	148
Comprehensive income (loss)	73	(8)	65
Comprehensive income (loss) attributable to AXA Equitable	$(52)	$(8)	$(60)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2017
Statements of Equity:
Retained earnings, beginning of year	$6,150	$(55)	$6,095
Net income (loss) attributable to AXA Equitable	(172)	(29)	(201)
Retained earnings, end of period	5,978	(84)	5,894
Accumulated other comprehensive income, beginning of year	17	(21)	(4)
Other comprehensive income (loss)	120	21	141
Accumulated other comprehensive income, end of period	137	—	137
Total AXA Equitable’s equity, end of period	11,459	(84)	11,375
Total Equity, End of Period	$14,505	$(84)	$14,421

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Three Months Ended March 31, 2017
Statements of Cash flows:
Net income (loss)	$(54)	$(29)	$(83)
Policy charges and fee income	(852)	22	(830)
Interest credited to policyholders’ account balances	279	(30)	249
Net derivative (gains) loss	362	(7)	355
Changes in:
Deferred policy acquisition costs	29	63	92
Future policy benefits	241	(3)	238
Current and deferred income taxes	(188)	(16)	(204)
Net cash provided by (used in) operating activities	$18	$—	$18

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

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of December 31, 2017
Assets:
DAC	$4,547	$(55)	$4,492
Total Assets	225,985	(55)	225,930

Liabilities:
Policyholders' account balance
Future policyholders' benefits and other policyholders' liabilities	29,034	36	29,070
Current and deferred taxes	1,973	(19)	1,954
Total Liabilities	205,795	17	205,812

Equity:
Retained Earnings	9,010	(72)	8,938
AXA Equitable Equity	16,469	(72)	16,397
Equity	19,564	(72)	19,492
Total Liabilities and Equity	$225,985	$(55)	$225,930

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2017	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$3,334	$(40)	$3,294
Premiums	904	—	904
Net derivative gains (losses)	890	(20)	870
Total revenues	11,733	(60)	11,673
Benefits and other deductions:
Policyholders’ benefits	3,462	11	3,473
Interest credited to Policyholder’s account balances	1,040	(119)	921
Amortization of deferred policy acquisition costs	268	54	322
Total benefits and other deductions	9,478	(54)	9,424

Income (loss) from operations, before income taxes	2,255	(6)	2,249
Income tax (expense) benefit	1,139	(11)	1,128
Net income (loss)	3,394	(17)	3,377
Net income (loss) attributable to AXA Equitable	$2,860	$(17)	$2,843

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2017	(in millions)
Statements of Comprehensive Income (Loss):

Net income (loss)	$3,394	$(17)	$3,377
Change in unrealized gains (losses), net of reclassification adjustment	563	21	584
Total other comprehensive income (loss), net of income taxes	599	21	620
Comprehensive income (loss)	3,993	4	3,997
Comprehensive income (loss) attributable to AXA Equitable	$3,441	$4	$3,445

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
For the Year ended December 31, 2017
Statements of Equity:
Retained earnings, beginning of year	$6,150	$(55)	$6,095
Net income (loss) attributable to AXA Equitable	2,860	(17)	2,843
Retained earnings, end of period	9,010	(72)	8,938
Accumulated other comprehensive income, beginning of year	17	(21)	(4)
Other comprehensive income (loss)	581	21	602
Total AXA Equitable’s equity, end of period	16,469	(72)	16,397
Total Equity, End of Period	$19,564	$(72)	$19,492

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2017	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$3,394	$(17)	$3,377
Policy charges and fee income	(3,334)	40	(3,294)
Interest credited to policyholders’ account balances	1,040	(119)	921
Net derivative (gains) loss	(890)	20	(870)
Deferred Policy Acquisition costs	268	54	322
Changes in:
Future policy benefits	1,511	11	1,522
Current and deferred income taxes	(664)	11	(653)
Net cash provided by (used in) operating activities	$1,077	$—	$1,077

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

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of December 31, 2016
Assets:
DAC	$5,058	$(33)	$5,025
Total Assets	204,556	(33)	204,523

Liabilities:
Policyholders' account balance
Future policyholders' benefits and other policyholders' liabilities	28,901	83	28,984
Current and deferred taxes	2,834	(40)	2,794
Total Liabilities	189,549	43	189,592

Equity:
Retained Earnings	6,150	(55)	6,095
Accumulated other comprehensive income (loss)	17	(21)	(4)
AXA Equitable Equity	11,508	(76)	11,432
Equity	14,604	(76)	14,528
Total Liabilities and Equity	$204,556	$(33)	$204,523

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2016	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$3,344	$(33)	$3,311
Net derivative gains (losses)	(1,211)	(126)	(1,337)
Total revenues	9,138	(159)	8,979
Benefits and other deductions:
Interest credited to Policyholder’s account balances	1,029	(124)	905
Amortization of deferred policy acquisition costs	52	(4)	48
Other operating costs and expenses
Total benefits and other deductions	8,516	(128)	8,388

Income (loss) from operations, before income taxes	622	(31)	591
Income tax (expense) benefit	84	11	95
Net income (loss)	706	(20)	686
Net income (loss) attributable to AXA Equitable	$210	$(20)	$190

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2016	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$706	$(20)	$686
Change in unrealized gains (losses), net of reclassification adjustment	(194)	(21)	(215)
Total other comprehensive income (loss), net of income taxes	(215)	(21)	(236)
Comprehensive income (loss)	491	(41)	450
Comprehensive income (loss) attributable to AXA Equitable	$12	$(41)	$(29)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
For the Year ended December 31, 2016
Statements of Equity:
Retained earnings, beginning of year	$6,990	$(35)	$6,955
Net income (loss) attributable to AXA Equitable	210	(20)	190
Retained earnings, end of period	6,150	(55)	6,095
Other comprehensive income (loss)	(198)	(21)	(219)
Accumulated other comprehensive income, end of period	17	(21)	(4)
Total AXA Equitable’s equity, end of period	11,508	(76)	11,432
Total Equity, End of Period	$14,604	$(76)	$14,528

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2016	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$706	$(20)	$686
Policy charges and fee income	(3,344)	33	(3,311)
Interest credited to policyholders’ account balances	1,029	(124)	905
Net derivative (gains) loss	1,211	126	1,337
Deferred Policy Acquisition costs	52	(4)	48
Changes in:
Current and deferred income taxes	(742)	(11)	(753)
Net cash provided by (used in) operating activities	$(461)	$—	$(461)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present line items for December 31, 2015 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the 2017 Form 10-K. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the revisions and the amounts as currently revised.

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
As of December 31, 2015
Assets:
DAC	$5,084	$(5)	$5,079
Total Assets	195,303	(5)	195,298

Liabilities:
Future policyholders' benefits and other policyholders' liabilities	28,431	49	28,480
Current and deferred taxes	3,624	(19)	3,605
Total Liabilities	179,705	30	179,735

Equity:
Retained Earnings	6,990	(35)	6,955
AXA Equitable Equity	12,528	(35)	12,493
Equity	15,587	(35)	15,552
Total Liabilities and Equity	$195,303	$(5)	$195,298

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2015	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$3,291	$(25)	$3,266
Net derivative gains (losses)	(1,161)	(12)	(1,173)
Total revenues	8,961	(37)	8,924
Benefits and other deductions:
Policyholders’ benefits	2,474	2	2,476
Interest credited to Policyholder’s account balances	887	(13)	874
Amortization of deferred policy acquisition costs	(243)	(5)	(248)
Total benefits and other deductions	7,923	(16)	7,907

Income (loss) from operations, before income taxes	1,038	(21)	1,017
Income tax (expense) benefit	22	7	29
Net income (loss)	1,060	(14)	1,046
Net income (loss) attributable to AXA Equitable	$662	$(14)	$648

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2015	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$1,060	$(14)	$1,046
Comprehensive income (loss)	199	(14)	185
Comprehensive income (loss) attributable to AXA Equitable	$(184)	$(14)	$(198)

	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
For the Year ended December 31, 2015
Statements of Equity:
Retained earnings, beginning of year	$7,240	$(21)	$7,219
Net income (loss) attributable to AXA Equitable	662	(14)	648
Retained earnings, end of period	6,990	(35)	6,955
Total AXA Equitable’s equity, end of period	12,528	(35)	12,493
Total Equity, End of Period	$15,587	$(35)	$15,552

	As Previously Reported	Impact of Revisions	As Revised
For the Year ended December 31, 2015	(in millions)
Consolidated Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$1,060	$(14)	$1,046
Policy charges and fee income	(3,291)	25	(3,266)
Net derivative (gains) loss	1,174	(1)	1,173
Deferred Policy Acquisition costs	(243)	(5)	(248)
Changes in:
Future policy benefits	631	2	633
Current and deferred income taxes	50	(7)	43
Net cash provided by (used in) operating activities	$(324)	$—	$(324)

16)    SUBSEQUENT EVENTS
AXA Financial Merger
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “Merger”). As a result of the Merger, Holdings assumed all of AXA Financial’s liabilities, including its obligations under the Assumption Agreements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Purchase Plan
On September 21, 2018, Holdings’ Board of Directors approved the AXA Equitable Holdings, Inc. Stock Purchase Plan (the “Plan”), a non-qualified stock purchase plan pursuant to which eligible financial professionals and employees of Holdings and its affiliates may make monthly purchases of common stock. The holder of a majority of the outstanding shares of Holdings’ common stock executed a written consent approving the adoption of the Plan on November 1, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative for the Company that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of AXA Equitable’s financial condition and results of operations and not the financial condition and results of operations of AXA Equitable Holdings, Inc. (“Holdings”).

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

GMxB Unwind

On April 12, 2018, we completed an unwind of the reinsurance provided to the Company by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company (“EQ AZ”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. As of September 30, 2018, the Company’s GMIB reinsurance contract asset with EQ AZ had carrying value of $189 million and is reported in GMIB reinsurance contract asset at fair value in the consolidated balance sheets. Following the novation of this business to EQ AZ, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business is not subject to any internal reinsurance arrangements. See Note 11 of Notes to Consolidated Financial Statements for further information on the GMxB Unwind.

Revenues

Our revenues come from three principal sources:

•	fee income derived from our retirement and protection products and our investment management and research services;

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio

Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our retirement and protection products and the amount of assets under management (“AUM”) of our Investment Management and Research business. AV and AUM, each as defined in “-Key Operating Measures,” are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.

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

Impact of Hedging and GMIB Reinsurance on Results

We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates.  Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. These programs include:

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility.

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

Effect of Assumption Updates on Operating Results

During the third quarter 2018, we conducted our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder’s benefits and embedded derivatives for our insurance business (assumption reviews are not relevant for the Investment Management and Research segment). As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets. See “—Consolidated Results of Operation—Assumption Updates and Model Changes” and “—Results of Operations by Segment—Assumption Updates and Model Changes.”
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and professional judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.

Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions when appropriate in the third quarter of each year. Assumptions are based on a combination of company experience, industry experience, management actions and professional judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.

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

Capital Market Conditions

Although extraordinary monetary accommodation has mitigated volatility in interest rate and credit and domestic equity markets for an extended period, global central banks may now be past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodating, an increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.

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

Interest Rate Environment

We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:

•
Our General Account investment portfolio consists predominantly of fixed income investments. In the near term, and absent further material change in yields available on investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets.

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

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of deferred acquisition costs (“DAC”) amortization or reserve increase due to loss recognition for interest sensitive products, primarily for our Protection Solutions segment.

Regulatory Developments

We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and risk-based capital (“RBC”) framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group, to take effect January 2020, and which has now been referred to various other NAIC committees to develop the full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business.

•
Fiduciary Rules/“Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the Department of Labor’s 2016 fiduciary rulemaking (the “Rule”), the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

•
In April 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The SEC accepted public comments on its rulemaking through August 7, 2018. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers’ fiduciary duties to their customers similar to those that apply to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.

•
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

Impact of Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cut and Jobs Act (the “Tax Reform Act”), a broad overhaul of the U.S. Internal Revenue Code that changes long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. See Note 10 of Notes to Consolidated Financial Statements for further information on the impact to the Company’s income taxes.

Productivity Strategies
We continue to build upon our recent productivity improvements through which we have delivered significant efficiency improvements over the last five years. Our productivity strategy includes several initiatives, including relocating some of our real estate footprint away from the New York metropolitan area, replacing or updating less efficient legacy technology infrastructure and expanding existing outsourcing arrangements, which we believe will reduce costs and improve productivity.

AB has announced that it will establish its corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. For more detail on the costs and expense savings AB expects to incur as a result of this relocation, see AB’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.

Key Operating Measures
In addition to our results presented in accordance with U.S. GAAP, we report Non-GAAP Operating Earnings Management believes that the use of these non-GAAP financial measures, together with relevant U.S. GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers and trends of our business. These non-GAAP financial measures are intended to remove from our results of operations the impact of market changes (where there is mismatch in the valuation of assets and liabilities) as well as certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measure should be considered supplementary to our results that are presented in accordance with U.S.

GAAP and should not be viewed as a substitute for the U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies.

We also discuss certain operating measures, including AUM, AV and certain other operating measures, which management believes provide useful information about our businesses and the operational factors underlying our financial performance.

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

In the second quarter of 2018, the Company revised its Non-GAAP Operating Earnings definition as it relates to the treatment of certain elements of the profitability of its variable annuity products with indexed-linked features to align to the treatment of its variable annuity products with GMxB features. In addition, adjustments for variable annuity products with index-linked features previously included within Other adjustments in the calculation of Non-GAAP Operating Earnings are now included with the adjustments for variable annuity products with GMxB features in the broader adjustment category, “Variable annuity product features”. The presentation of Non-GAAP Operating Earnings in prior periods was revised to reflect this change in definition.

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

We use our prevailing corporate federal income tax rate of 21% in 2018 and 35% in 2017, while taking into account any non-recurring differences for events recognized differently in our financial statements and federal income tax returns as well as partnership income taxed at lower rates when reconciling Net income (loss) attributable to AXA Equitable to Non-GAAP Operating Earnings.

The table below presents a reconciliation of Net income (loss) attributable to AXA Equitable to Non-GAAP Operating Earnings for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net income (loss) attributable to AXA Equitable	$(2,858)	$1,328
Adjustments related to:
Variable annuity product features (1)	2,580	(387)
Investment (gains) losses	(73)	9
Loss on the recapture of GMxB business previously ceded to AXA Arizona	2,603	—
Net actuarial (gains) losses related to pension and other postretirement benefit obligations	130	72
Other adjustments	141	76
Income tax expense (benefit) related to above adjustments	(1,130)	43
Non-recurring tax items	26	(225)
Non-GAAP Operating Earnings	$1,419	$916
_______________

(1)
This reconciling item was previously referred to as “GMxB product features”, but is now referred to more broadly as “Variable annuity product features.” See Note 14 to the Notes to Consolidated Financial Statements for details of adjustments related to Variable annuity product features.

Assets Under Management (“AUM”)

AUM means investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our General Account investment portfolio and (iii) the Separate Account assets of our Individual Retirement, Group Retirement and Protection Solutions businesses. Total AUM reflects exclusions between segments to avoid double counting.

Account Value (“AV”)

AV generally equals the aggregate policy account value of our retirement products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Account AV refers to Separate Account investment assets.

Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to Holdings for the periods presented below results from the mismatch between (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
At both September 30, 2018 and September 30, 2017, our economic interest in AB was approximately 29%. Our indirect, wholly owned subsidiary, AllianceBernstein Corporation, is the General Partner of AB. Accordingly, AB is consolidated in our financial statements, and its results are fully reflected in our consolidated financial statements.

Assumption Updates and Model Changes

In 2018, we began conducting our annual review of our assumptions and models during the third quarter, consistent with industry practice for public companies in our peer group.

Our annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.

The table below presents the impact of our actuarial assumption updates during the third quarter of 2018 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

For the Nine months ended September 30, 2018
(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(331)
All other assumption updates	103
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(228)
Income tax (expense) benefit on assumption updates	41
Net income (loss) impact of assumption updates	$(187)

The impact of these assumption updates on Income (loss) from continuing operations, before income taxes was a decrease of $228 million and a decrease to Net income (loss) of $187 million. This includes a $331 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior, primarily annuitization assumptions, partially offset by favorable updates to economic assumptions.

The net impact of these assumption changes in the third quarter of 2018 decreased Income (loss) from continuing operations, before income taxes by $228 million and consisted of a decrease in Policy charges and fee income of $12 million, a decrease in Policyholders’ benefits of $684 million, an increase in Net derivative losses of $1,065 million, and a decrease in the Amortization of DAC, net of $165 million.

The table below presents the impact of our actuarial assumption updates during the third quarter of 2018 on segment revenues, benefits and other deductions, and Corporate and Other:

	For the Nine months ended September 30, 2018
	Segment Revenues	Benefits and Other Deductions	Corporate and Other	Net
		(in millions)
Impact of assumption updates by segment:
Individual Retirement	$—	$46	$—	$46
Group Retirement	—	31	—	31
Protection Solutions	(12)	40	—	28
Impact of assumption updates on Corporate and Other	—	—	(2)	(2)
Total				$103

The impact of our annual review on Non-GAAP Operating earnings was favorable by $84 million, or $103 million before taking into consideration the tax impacts.

•	For the Individual Retirement segment, the impacts primarily reflect favorable updates to DAC amortization from primarily lower annuitization assumptions and other policyholder behavior updates.

•	For the Group Retirement segment, the impacts primarily reflect a favorable update reflecting lower withdrawal rates.

•
For the Protection Solutions segment, the results primarily reflect favorable updates to surrender rates, expenses and general account investment yields, partially offset by an increase in mortality assumptions. As a result of these changes, the variable and interest sensitive products in the Protection Solutions segment are no longer in loss recognition.

Non-GAAP Operating Earnings excludes items related to Variable annuity product features, such as changes in the fair value of the embedded derivatives associated with the GMIBNLG liability and the effect of benefit ratio unlock adjustments. Accordingly the $331 million unfavorable impact mentioned above, comprised of a $1,065 million increase in the fair value of the GMIBNLG liability and a $734 million decrease in Policyholders’ benefits reflected in Net income (loss) are excluded from Non-GAAP Operating Earnings. After excluding these items, the net impact of assumption changes on Non-GAAP Operating Earnings in the third quarter of 2018 decreased Policy charges and fee income by $12 million, increased Policyholder’ benefits by $50 million, and decreased Amortization of DAC, net by $165 million.

The following table summarizes our consolidated statements of income (loss) for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	$2,644	$2,516
Premiums	657	665
Net derivative gains (losses)	(3,106)	1,048
Net investment income (loss)	1,748	1,993
Total investment gains (losses), net	73	(9)
Investment management and service fees	3,227	2,974
Other income	47	68
Total revenues	5,290	9,255
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,987	3,184
Interest credited to policyholders’ account balances	754	681
Compensation and benefits (includes $101 and $101 of deferred policy acquisition costs, respectively)	1,459	1,324
Commissions and distribution related payments (includes $331 and $332 of deferred policy acquisition costs, respectively)	1,119	1,133
Interest expense	34	20
Amortization of deferred policy acquisition costs (net of capitalization of $432 and $433 of deferred policy acquisition costs, respectively)	(129)	42
Other operating costs and expenses (includes $1, $2, $2 and $5 of deferred policy acquisition costs, respectively)	3,267	992
Total benefits and other deductions	8,491	7,376
Income (loss) from continuing operations, before income taxes	(3,201)	1,879
Income tax (expense) benefit	782	(198)
Net income (loss)	(2,419)	1,681
Less: net (income) loss attributable to the noncontrolling interest	(439)	(353)
Net income (loss) attributable to AXA Equitable	$(2,858)	$1,328
The following table summarizes our Non-GAAP Operating Earnings for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Non-GAAP Operating Earnings	$1,419	$916
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Income Attributable to AXA Equitable

Net income (loss) attributable to AXA Equitable decreased by $4,186 million, to a net loss of $2,858 million for the first nine months of 2018 from $1,328 million net income for the first nine months of 2017, primarily driven by the following notable items:

•
Net derivative losses increased by $4,154 million mainly due to the unfavorable impact of assumption updates in the third quarter of 2018 compared to the favorable impact of assumption updates in the first nine months of 2017.

•	Decrease in Net investment income of $245 million, mainly due to a change in the market value of trading securities supporting our Individual Retirement products due to higher interest rates.

•	Compensation and benefits increased by $135 million mainly due to our pension settlement in the first quarter of 2018.

•	Interest credited to policyholders’ account balances increased by $73 million mainly driven by higher SCS AV due to new business growth.

•	Interest expense increased by $14 million due to the FHLBNY borrowings during the second quarter of 2018.

•
Other operating costs and expenses increased by $2,275 million mainly due to $1.994 million increase in the amortization of the deferred cost of reinsurance asset including the write-off of $1,839 million of the deferred cost of reinsurance asset as a result of the unwinding of GMxB in the first nine months of 2018 and the absence of a $226 million decrease in amortization of the deferred cost of reinsurance asset driven by the impact of a reserve strengthening in the first nine months of 2017. Also contributing to the higher operating costs and expenses is the settlement of outstanding payments of $273 million related to the GMxB unwind along with an increase in restructuring costs and higher promotion and servicing costs.

Partially offsetting this decrease were the following notable items:

•
Policyholders’ benefits decreased by $1,197 million mainly due to the favorable impact of assumption updates in the third quarter of 2018 compared to the unfavorable impact of assumption updates in the first nine months of 2017.

•
Revenue from fees and related items, including Policy charges and fee income, Premiums, Investment management service fees, and Other income increased by $352 million mainly driven by our Investment Management and Research segment, primarily due to higher base fees reflecting an increase in average AUM of 8% and an increase in performance fees, as well as higher average AV from net flows and higher equity markets.

•	Amortization of DAC, net decreased by $171 million mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•	Net investment gains increased by $82 million, primarily due to the sale of fixed maturities.

•	Income tax benefit increased by $980 million driven by pre-tax losses in the first nine months of 2018 compared to the pre-tax earnings in the first nine months of 2017.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

Non-GAAP Operating Earnings

Non-GAAP Operating Earnings increased by $503 million to $1,419 million during the first nine months ended September 30, 2018 from $916 million in the nine months ended September 30, 2017, primarily driven by the following notable items:

•
Policyholders’ benefits decreased by $427 million primarily due to a decrease in our Individual Retirement segment reflecting an improvement in GMxB margins, mainly driven by a reserve strengthening in the second quarter of 2017 (the decrease in Policyholders’ benefits was partially offset by derivative losses).

•
Fee-type revenue increased by $430 million mainly due to our Investment Management and Research segment reflecting higher base fees resulting from an increase in average AUM of 8% from equity markets and the positive impact of adopting a new revenue recognition standard (ASC 606) in 2018, which allows the recognition of certain performance based fees. Insurance segments also increased as a result of higher equity markets.

•	Amortization of DAC, net decreased by $186 million, mainly due to the favorable impact of assumption updates in the third quarter of 2018.

•	Net investment income increased by $138 million mainly due to the General Account portfolio optimization and higher asset balances.

•	Income tax expense decreased by $65 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by tax expense on higher pre-tax earnings.

Partially offsetting this increase were the following notable items:

•
Investment gains (losses) decreased by $279 million, net including derivative gains (losses) primarily from freestanding derivatives driven by an increase in interest rates in the first nine months of 2018 compared to the first nine months of 2017.

•
Compensation, benefits and other operating costs and expenses increased by $247 million, mainly driven by a decrease in the amortization of the deferred cost of reinsurance driven by the impact of a reserve strengthening in the first nine months of 2017. In addition higher expenses in our Investment Management and Research segment driven by higher compensation resulting from higher fees contributed to the increase in compensation benefits and other operating costs and expenses.

•	Interest credited to policyholders’ account balances increased by $73 million mainly driven by our Individual Retirement segment, reflecting higher SCS AV due to growth in product sales.

•	Interest expense increased by $14 million primarily due to higher interest expense on repurchase agreements.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

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

Effective Tax Rates by Segment

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

The following table summarizes Operating earnings (loss) by segment for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating earnings (loss)
Individual Retirement	$1,159	$831
Group Retirement	255	210
Investment Management and Research	143	99
Protection Solutions	12	(83)
Corporate and Other	(150)	(141)
Non-GAAP Operating Earnings	$1,419	$916
Individual Retirement
The Individual Retirement segment includes our variable annuity products which primarily meet the needs of individuals saving for retirement or seeking retirement income.

The following table summarizes Operating earnings of our Individual Retirement segment for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating earnings	$1,159	$831

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 for the Individual Retirement Segment
Operating earnings increased by $328 million to $1,159 million in the first nine months of 2018 from $831 million in the first nine months of 2017, primarily attributable to the following:

•	Increase in Net investment income of $211 million resulting from higher asset balances mainly driven by SCS sales and General Account portfolio optimization.

•	Fee-type revenue increased by $165 million due to higher average Separate Account AV from higher equity market performance and higher premium income from payout annuities.

•	Policyholders’ benefits decreased by $350 million primarily due to a reserve strengthening in 2017.

•	Commissions and distribution payments decreased by $17 million driven by lower year-over-year sales.

•	Decrease in Income tax expense of $78 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.

This increase was partially offset by:

•
Net Investment losses, including derivative gains (losses), increased by $294 million primarily from freestanding derivatives driven by an increase in interest rates in the first nine months of 2018 compared to the first nine months of 2017.

•
Compensation and benefits and other operating costs and expense increased $172 million due to a policyholder behavior update from 2017 which impacted the deferred cost of the reinsurance asset related to the GMxB business.

•	Increase in Interest credited to policyholders’ account balances of $39 million primarily due to SCS products.

Group Retirement
The Group Retirement segment offers tax-deferred investment and retirement plans sponsored by educational entities, municipalities and not-for-profit entities as well as small and medium-sized businesses.

The following table summarizes Operating earnings of our Group Retirement segment for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating earnings	$255	$210

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 for the Group Retirement Segment
Operating earnings increased by $45 million to $255 million in the first nine months of 2018 from $210 million in the first nine months of 2017, primarily attributable to the following:

•	Fee-type revenue increased by $46 million mainly due to an increase in Separate Accounts AV reflecting higher equity markets.

•	Amortization of DAC, net increased by $29 million mainly due to the favorable impact of assumption updates in the third quarter of 2018 related to higher persistency.

•	Decrease in Income tax expense of $10 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.

This increase was partially offset by the following:

•	Compensation and benefits and other operating expenses increased by $37 million to support business growth.

•	Net investment income decreased by $10 million mainly driven by lower 2018 income on alternative investments and lower portfolio yields.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

Investment Management and Research
The Investment Management and Research segment provides diversified investment management, research and related services to a broad range of clients around the world. Operating earnings (loss) presented here represents our current economic interest, net of tax, in AB of approximately 29% at both September 30, 2018 and September 30, 2017.

The following table summarizes Operating earnings of our Investment Management and Research segment for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating earnings	$143	$99

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 for the Investment Management and Research Segment
Operating earnings increased by $44 million in the first nine months of 2018 to $143 million from $99 million in the first nine months of 2017 primarily attributable to the following:

•
Increase in fee-type revenue of $297 million was primarily due to higher base fees resulting from an 8% increase in average AUM and additionally an increase in performance fees. Operating earnings includes an increase in revenues of $78 million from the impact of adopting the new revenue recognition standard (ASC 606) in 2018 which allows for the recognition of certain performance based fees.

•	Decrease in Income tax expense of $16 million driven by a lower effective tax rate due to the Tax Reform Act, partially offset by higher pre-tax operating earnings.

This increase was partially offset by the following:

•	Increase in Non-GAAP operating earnings (loss) before noncontrolling interest for the first nine months of 2018 compared to the first nine months of 2017.

•	Higher Compensation, benefits, interest expense and other operating costs of $106 million, including $43 million related to the impact of adoption of revenue recognition standard (ASC 606) in 2018.

•	Higher Commissions and distribution related payments of $18 million.

Protection Solutions
The Protection Solutions segment includes our life insurance and employee benefits businesses. We provide a targeted range of products aimed at serving the financial needs of our clients throughout their lives, including Variable Universal Life (“VUL”), “IUL” and term life products. In 2015, we entered the employee benefits market and currently offer a suite of dental, vision, life, as well as short- and long-term disability insurance products to small and medium-size businesses. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. We plan to improve our operating earnings over time through earnings generated from sales of our repositioned product portfolio and by proactively managing and optimizing our in-force book.

The following table summarizes Operating earnings (loss) of our Protection Solutions segment for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating earnings (loss)	$12	$(83)

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 for the Protection Solutions Segment
Operating earnings

Operating earnings increased $95 million in the first nine months of 2018 to an operating gain of $12 million from an operating loss of $83 million in the first nine months of 2017 primarily attributable to the following:

•
Amortization of DAC, net decreased by $155 million driven by a $151 million decrease in DAC amortization before capitalization. This decrease was mainly driven by the favorable impact of assumption updates in the third quarter of 2018 and lower baseline amortization.

•	Increase of $16 million in Net Investment Income due to the General Account portfolio optimization and higher asset balances.

•	Decrease in Compensation and benefits and other operating costs and expenses of $11 million due to company efficiency plans.

This increase was partially offset by the following:

•	Increase of $45 million in Policyholders’ benefits mainly due to lower reserve accruals, partially offset by higher net death claims.

•	Fee-type revenue decreased by $22 million due to the unfavorable impact of assumption updates in the third quarter of 2018.

See “Assumption Updates and Model Changes” for more information regarding assumption updates in the third quarter of 2018.

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

The following table summarizes Operating loss of Corporate and Other for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating earnings (loss)	$(150)	$(141)

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not (i) maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries are completely and accurately recorded to the appropriate accounts or segments and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between the operating and financing sections of the statements of cash flows. These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in (i) the revision for the three and six months ended March 31, 2018, and June 30, 2018, respectively, as well as the three, six and nine months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively and for the years ended December 31, 2017 and 2016 (ii) the revision of the interim financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017 and the annual financial statements for the years ended December 31, 2017 and 2016 and (iii) the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015. These revisions and restatements were directly related to the material weaknesses described above and not indicative of any new material weaknesses. Until remediated, there is a reasonable possibility that these material weaknesses could result in a material misstatement of the Company's consolidated financial statements or disclosures that would not be prevented or detected.

Due to these material weaknesses, the Company’s management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:

Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have developed a three-year rotational schedule to baseline all U.S. GAAP models.

•	We have designed enhanced controls and governance processes for the introduction of new models during the three months ended September 30, 2018.

•	We have implemented enhanced documentation and controls for quarterly model changes and inadvertent change testing during the three months ended September 30, 2018.

•	We have developed a comprehensive master assumption inventory risk framework.

•	We have developed and implemented enhanced documentation and control procedures over the assumption review and update process during the three months ended September 30, 2018.

•	We are developing a comprehensive plan for enhancing the process and controls over the reliability of data and inputs into the actuarial models.

Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened the finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. Of these additional resources, eleven have a CPA license, eight have worked at a “Big 4” public accounting firm and the remainder have worked in a finance area within a public company.

•
To improve controls over journal entries, we have eliminated the secondary process used for consolidating certain entities, reflecting adjustments to prior periods, and generating the business segment disclosures. Beginning with third quarter 2018, all journal entries are recorded in the Company’s general ledger and the secondary process is no longer necessary.

•
We have enhanced the controls over journal entries through the implementation of new standards designed to ensure effective review and approval of journal entries with sufficient supporting documentation during the three months ended September 30, 2018.

•	We are designing new management review controls that will operate at a level of precision sufficient to detect errors that could result in a material misstatement.

While management believes that significant progress has been made in enhancing internal controls as of September 30, 2018 and in the period since, the material weaknesses described herein have not been fully remediated. Management will continue the process to enhance internal controls and will make any further changes that management deems appropriate. Although we plan to complete the remediation process for each material weakness as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Except as described above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 for the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 13 to the Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2017 Form 10-K.

Item 1A. Risk Factors
The following risks should be read in conjunction with, and supplement and amend, the risks that may affect our business, consolidated results of operations or financial condition described in the “Risk Factors” section included in the Annual Report on Form 10-K for the year-ended December 31, 2017. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Equity market declines and volatility may materially and adversely affect our business, results of operations or financial condition.

The S&P 500, the Dow Jones Industrial Average and the Nasdaq Composite are on an eight-year bull market run and are at or near record high levels. A market correction or bear market could materially and adversely affect our business, results of operations or financial condition. Declines or volatility in the equity markets, such as that which we experienced during October 2018, can negatively impact our investment returns as well as our business, results of operations or financial condition. For example, equity market declines or volatility could, among other things, decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. We may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate the equity market volatility of our portfolio. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.

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

We and certain of our vendors retain confidential information in information systems and in cloud-based systems (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems or those of our vendors, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our information systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our information systems or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our reputation, business, results of operations or financial condition.

For example, in November 2018, we were notified by one of our third-party vendors of an incident involving unauthorized access to confidential information of certain of our customers, as well as customer information of a number of other institutions. While we are in the early stages of collecting information about this incident, we have begun the process of notifying the appropriate regulators and our affected customers. We continue to monitor this security breach, and, at this time, we cannot provide assurances that all potential causes of the incident have been identified and remediated or that a similar incident will not occur again.

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

FASB has issued several accounting standards updates which could result in significant changes in U.S. GAAP, including how we account for our financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business. In August 2018, the FASB issued ASU 2018-12 Financial Services—Insurance (Topic 944), which applies to all insurance entities that issue long-duration contracts and revises elements of the measurement models for traditional nonparticipating long-duration and limited payment insurance liabilities and recognition and amortization model for DAC for most long-duration contracts. The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits (“MRBs”), to be measured at fair value. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

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

AXA has announced its intention to sell all of its interest in the Company over time, subject to any lock-up periods and market conditions. Prior to when such sales trigger an assignment as described above, we and AB will need to seek requisite consents or approvals for such assignment. On October 25, 2018, we obtained shareholder approvals for EQAT and AXA Premier VIP Trust. We and AB are in the process of obtaining shareholder and approvals for AB’s funds and the 1290 Funds, but we may not be successful in obtaining such consents or approvals which would result in terminations of the relevant contracts. Such terminations could have a material adverse effect on our business, results of operations or financial condition.

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions and update assumptions during the third quarter of each year and, if necessary, update our assumptions as additional information becomes available. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. We may be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.

Future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company. Future changes as a result of future assumptions reviews could require us to hold additional capital or could otherwise materially and adversely impact our business, results of operations or financial condition.

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
Market volatility accelerated significantly during October 2018, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. These factors may adversely impact the global economy and the capital markets, as a result of which AB’s AUM and revenues. would be expected to decline.

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

The Tax Reform Act and future changes in U.S. tax laws and regulations or interpretations thereof could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.

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

On a statutory basis, we recorded a reduction in the admitted deferred tax assets reported in 2017. In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC reported at year-end 2018, which is expected to result in a reduction to our RBC Ratio. We continue to monitor the impact of these and other potential regulatory changes following the Tax Reform Act.

The Tax Reform Act includes provisions that modify the calculation of the dividends received deduction (“DRD”), change how deductions are determined for insurance reserves, increase the amount of policy acquisition expense (also called tax “DAC”)

that must be capitalized and amortized for federal income tax purposes, limit the use of net operating losses (“NOLs”) and limit deductions for net interest expense. Some of these changes could adversely affect our business, results of operations or financial condition, notwithstanding the lower corporate income tax rate. These provisions could also impact our investments and investment strategies.

The Tax Reform Act also imposes a one-time transitional tax on some of the accumulated earnings of our foreign subsidiaries and will tax on a current basis earnings of our foreign subsidiaries. These and other changes in the Tax Reform Act could adversely affect our Investment Management and Research business, results of operations or financial condition.

We continue to assess the overall impact that the Tax Reform Act is expected to have on our business, results of operations and financial condition.

Future changes in U.S. tax laws could have a material adverse effect on our business, results of operations or financial condition. We anticipate that, following the Tax Reform Act, we will continue deriving tax benefits from certain items, including but not limited to the DRD, tax credits, insurance reserve deductions and interest expense deductions. However, there is a risk that interpretations of the Tax Reform Act, regulations promulgated thereunder, or future changes to federal, state or other tax laws could reduce or eliminate the tax benefits from these or other items and result in our incurring materially higher taxes.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,272.
AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, who were designated on 17th May 2018 under (E.O.) 13224, and subsequently changed its name to Energy Engineers Procurement & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor third party liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. In addition, AXA Winterthur also provides car and property insurance coverage for the Iranian Embassy in Bern. The provision of these forms of coverage is mandatory in Switzerland. The total annual premium of these policies is approximately $396,597 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $59,489.

In addition, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and reinsureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.

Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received no payments for this insurance during the three months ended September 30, 2018 and the aggregate payments received by this non-U.S. subsidiary for this insurance from inception through the three months ended September 30, 2018 are approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during the three months ended September 30, 2018. These activities are permitted pursuant to applicable law. The policy has been cancelled and is no longer in force.

The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0007% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2017 aggregate net profit.

Item 6.    Exhibits

Number	Description and Method of Filing

31.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2018	AXA Equitable Life Insurance Company

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director
and Chief Financial Officer

Date: November 13, 2018		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Managing Director
Chief Accounting Officer and Controller