Form 10-K
period 2018-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2019-03-28
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 28, 2019, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by AXA Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
AXA Equitable Life Insurance Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

FORWARD-LOOKING STATEMENTS
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company (“AXA Equitable”) and its consolidated subsidiaries. “We,” “us” and “our” refer to AXA Equitable and its consolidated subsidiaries, unless the context refers only to AXA Equitable as a corporate entity. There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, remediation of our material weaknesses, indebtedness, elements of our business strategy not being effective in accomplishing our objectives, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (viii) risks related to our separation and rebranding.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
CERTAIN IMPORTANT TERMS
As used in this Form 10-K, the term “AXA Equitable” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation established in 1859. “We,” “our,” “us” and the “Company” refer to AXA Equitable and its consolidated subsidiaries, unless the context refers only to AXA Equitable. The term “Holdings” refers to AXA Equitable Holdings, Inc., a Delaware corporation. The term “AXA Distributors” refers to our subsidiary, AXA Distributors, LLC, a Delaware limited liability company, “AXA Advisors” refers to our affiliate, AXA Advisors, LLC, a Delaware limited liability company, “AXA Network” refers to our affiliate, AXA Network, LLC, a Delaware limited liability company and its subsidiary, “AXA Equitable FMG” refers to our subsidiary, AXA Equitable Funds Management Group, LLC, a Delaware limited liability company, “AXA RE Arizona” refers to our affiliate, AXA RE Arizona Company, an Arizona corporation, and “EQ AZ Life Re” refers to our affiliate, EQ AZ Life Re Company, an Arizona corporation. The term “MONY America” refers to our affiliate, MONY Life Insurance Company of America, an Arizona life insurance corporation and wholly owned subsidiary of Holdings. The term “AXA” refers to AXA S.A., a société anonyme organized under the laws of France. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s separate accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the separate account investment assets of AXA Equitable excluding the assets held in those separate accounts on which AXA Equitable bears the investment risk.

ii

Part I, Item 1.
BUSINESS
GENERAL
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations.
We are an indirect, wholly-owned subsidiary of Holdings. On May 14, 2018, Holdings completed the initial public offering (“Holdings IPO”) in which AXA sold shares of Holdings common stock to the public. On March 25, 2019, AXA completed a follow-on secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares common stock. Following the completion of this secondary offering and the share buyback by Holdings, AXA owns 48.3% of the shares of common stock of Holdings. As a result, Holdings is no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE and is no longer a majority owned subsidiary of AXA.
RECENT DEVELOPMENTS
AllianceBernstein Transfer
In December 2018, we entered into a series of transactions whereby we transferred our ownership interests in AllianceBernstein L.P. (“ABLP”), AllianceBernstein Holding L.P. (“AB Holding” and together with ABLP, “AB”) and AllianceBernstein Corporation to a wholly-owned subsidiary of Holdings. For additional information, see Note 19 of the Notes to the Consolidated Financial Statements.
As a result of these transactions, we now operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
GMxB Unwind
In April 2018, we completed an unwind of the reinsurance provided to the Company by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB business”), was novated to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. Following the novation of this business to EQ AZ Life Re, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties. See “Products — Individual Variable Annuities — Risk Management — Reinsurance — Captive Reinsurance” and Note 12 of the Notes to the Consolidated Financial Statements for further details of the GMxB Unwind.
PRODUCTS
We offer a variety of variable annuity products, term, variable and universal life insurance products, employee benefit products, and investment products including mutual funds, principally to individuals, small and medium-sized businesses and professional and trade associations. Our product approach is to ensure that design characteristics are attractive to both our customers and our company’s capital approach. We currently focus on products across our business that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products.
Individual Variable Annuities
We are a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through AXA Advisors and a wide network of over 600 third-party firms, including banks, broker-dealers and insurance partners, reaching more than 100,000 advisors.
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
Certain variable annuity products offer one or more GMxB features in addition to the standard return of premium death benefit guarantee. GMxB features (other than the return of premium death benefit guarantee) provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals (i.e., the benefit base), thus guarding against a downturn in the markets. The rate of this return may increase the specified benefit base at a guaranteed minimum rate (i.e., a fixed roll-up rate) or may increase the benefit base at a rate tied to interest rates (i.e., a floating roll-up rate). GMxB riders must be chosen by the policyholder no later than at the issuance of the contract.
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
    Current Variable Annuities Offered
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering includes:
Structured Capital Strategies (“SCS”). Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or exchange traded funds (“ETFs”), subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we have introduced on some versions.
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
Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.

Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
We work with AXA Equitable FMG to identify and include appropriate underlying investment options in its products, as well as to control the costs of these options and increase profitability of the products. For a discussion of AXA Equitable FMG, see below “ —AXA Equitable FMG.”
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
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition to our dynamic hedging strategy, in the fourth quarter of 2017 and first quarter of 2018, we implemented static hedge positions to maintain a target asset level for all variable annuities at a CTE98 level under most economic scenarios, and to maintain a CTE95 level even in extreme scenarios. The term “CTE” refers to “conditional tail expectation,” which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst x% of scenarios and is represented as CTE (100 less x). E.g., CTE95 represents the worst five percent of scenarios. We expect to adjust from time to time our static equity hedge positions to maintain our target level of CTE protection over time. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things.
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
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. At December 31, 2018, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 15.5% of our net amount at risk resulting from the GMIB feature and approximately 2.9% of our net amount at risk (“NAR”) to the GMDB obligation on variable annuity contracts in force as of December 31, 2018.
Captive Reinsurance. In addition to non-affiliated reinsurance, we ceded to AXA RE Arizona, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMxB riders other than return of premium death benefit issued on or after January 1, 2006 and in-force on September 30, 2008 and a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims (the “Excess Risks”). Upon completion of the GMxB Unwind, we have assumed all of the liabilities of the GMxB business that were previously ceded to AXA RE Arizona and the Excess Risks were novated to EQ AZ Life Re. For more detail on the GMxB Unwind and its associated risks, see “Risk Factors—Risks Relating to Our Business—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.”
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
Employer-Sponsored Products and Services
We also offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We primarily operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. As of December 31, 2018, we had relationships with approximately 26,000 employers and served more than one million participants, of which approximately 758,000 were educators. A specialized division of AXA Advisors, the Retirement Benefits Group (“RBG”), is the primary distributor of our products and related solutions to the education market with more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2018.
Our products offer teachers, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation coupled with industry award-winning customer service. Our innovative product offerings address all retirement phases with diverse investment options.

Variable Annuities. Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by AXA Equitable FMG. AXA Equitable FMG provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across our products. In addition, our variable annuity products offer the following features:

•	Guaranteed Interest Option (“GIO”)—Provides a fixed interest rate and guaranteed AV.

•
Structured Investment Option (“SIO”)—Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three or five year investment horizon. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of guarantee in the defined contribution markets today.

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
Risk Management
We design our employer-sponsored products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the National Association of Insurance Commissioners (the “NAIC”) minimum rate (1.75% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.

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
Life Insurance Products
We have a long history of providing life insurance products to affluent and high net worth individuals and small and medium-sized business markets. We are currently focused on the relatively less capital intensive asset accumulation segments of the market, with leading offerings in the VUL and IUL markets.
We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. Specifically, our products are designed to help affluent and high net worth individuals as well as small and medium-sized business owners protect and transfer their wealth. Our product offerings include VUL, IUL and term life products. Our products are distributed through AXA Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with AXA Advisors.
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
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest premiums in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the Market Stabilizer Option (“MSO”), which provides downside protection from losses in the index up to a specified percentage. We also offer corporate-owned life insurance, which is a VUL insurance product tailored specifically to support executive benefits in the small business market.
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
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility. The return of premium rider provides a guarantee that the death benefit payable will be no less than the amount invested in the policy.
As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of Holdings, most sales of IUL insurance products to policyholders located outside of New York are being issued through MONY America, another life insurance subsidiary of Holdings, instead of AXA Equitable. We expect that Holdings will continue to issue newly developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary of Holdings instead of or in addition to AXA Equitable, or what the impact to AXA Equitable will be.
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
Risk Management
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
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007 (collectively, the “Life Business”).
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
Employee Benefits Products
Our employee benefits business focuses on serving small and medium-sized businesses located in New York, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Though we only entered the market in 2015, we now offer coverage nationally. We believe our employee benefits business will further augment our solution for small and medium-sized businesses which we believe is differentiated by a high-quality technology platform. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems.
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of life, short and long-term disability, dental and vision insurance products to small and medium-sized businesses located in New York. Sales of employee benefit products to businesses located outside of New York are being issued through MONY America.
Underwriting
We manage the underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting audits to achieve high standards of underwriting and consistency.
Pricing and Fees
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We set appropriate plans for the group based on demographic information and, for larger groups, also evaluate the experience of the group. The claims experience is reviewed at the time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.

Reinsurance
Group Reinsurance Plus provides reinsurance on our short and long-term disability products. Our current arrangement provides quota share reinsurance at 50% for disability products.
MARKETS
Variable Annuity Products. We target sales of our variable annuity products to affluent and high net worth individuals and families saving for retirement or seeking retirement income. Within our target customer base, customers prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS targets clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. Retirement Cornerstone targets clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge targets clients concerned about rising taxes.
Employer-Sponsored Products and Services. We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets. In the tax-exempt 403(b)/457(b) market, we primarily serve employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans. In the corporate 401(k) market, we target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. Our product offerings accommodate start up plans and plans with accumulated assets.
Life Insurance Products. We are focused on targeted segments of the life insurance market, particularly affluent and high net worth individuals, as well as small and medium-sized businesses located in New York. We focus on creating value for our customers through the differentiated features and benefits we offer on our products. We distribute these products through retail advisors and third-party firms who demonstrate the value of life insurance in helping clients to accumulate wealth and protect their assets.
Employee Benefit Products. Our employee benefit product suite is targeted to small and medium-sized businesses located in New York seeking simple, technology-driven employee benefits management. We built the employee benefits business from the ground up based on feedback from brokers and employers, ensuring the business’ relevance to the market we address. We are committed to continuously evolving our product suite and technology platform to meet market demand.
DISTRIBUTION
We primarily distribute our products through AXA Advisors and through third party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through our affiliated retail sales force of financial professionals, AXA Advisors. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. AXA Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services. RBG has a group of more than 1,000 advisors that specialize in the 403(b) and 457(b) markets.
Third-Party Distribution. For our annuity products, we have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels and providing us access to more than 100,000 financial professionals. We also distribute life insurance products through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today. We distribute our employee benefits products through a growing network of third-party firms, including private exchanges, health plans and professional employer organizations.
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
AXA EQUITABLE FMG
AXA Equitable FMG oversees our variable funds and supports our business. AXA Equitable FMG helps add value and marketing appeal to our products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), AXA Equitable FMG brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, AXA Equitable FMG is able to negotiate favorable terms for investment services, operations, trading and administrative functions for the Portfolios.
AXA Equitable FMG provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. AXA Equitable FMG is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). AXA Equitable FMG serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQ Advisors Trust (“EQAT”), AXA Premier VIP Trust (“VIP Trust”) and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. AXA Equitable FMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. AXA Equitable FMG also provides administrative services to the Portfolios. AXA Equitable FMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
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
Holding Company and Shareholder Dividend Regulation
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
NAIC
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
In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based reserving approach became effective for new business on January 1, 2017 in the states where it has been adopted with a three-year phase-in period. The New York Legislature enacted legislation adopting principles-based reserving in June 2018 which was signed into law by the Governor in December 2018. Also, in December 2018, the NYDFS promulgated an emergency regulation to begin implementation of principle-based reserving, to become effective on January 1, 2020.
Captive Reinsurer Regulation
As described above, we use captive reinsurers as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. During 2014, the NAIC approved a new regulatory framework, the XXX/AXXX Reinsurance Framework, applicable to XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives will not be subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. Regulation of XXX/AXXX captives is deemed to satisfy the Standard if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements adopted by the NAIC. The NAIC also adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation. The NAIC left for future action the application of the Standard to captives that assume variable annuity business.
During 2015, the NAIC Financial Condition Committee (the “NAIC E Committee”) established the Variable Annuities Issues E Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the NAIC E Committee adopted the Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not necessarily mandate recapture by insurers of VA cessions to captives. In November 2015, VAIWG engaged Oliver Wyman (“OW”) to conduct a quantitative impact study (the “QIS”) involving industry participants including the Company, of various reforms outlined in the Framework for Change. OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August 2016. The OW report proposed certain revisions to the current VA reserve and capital framework, which focused on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater compatibility, and recommended a second quantitative impact study to be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the “QIS2”) involving industry participants, including us, will be conducted by OW. The QIS2 began in February 2017 and OW issued its recommendations in December 2017. In 2018, the VAIWG held multiple public conference calls to discuss and refine the proposed recommendations. By the end of July 2018, both the VAIWG and the NAIC E Committee adopted the proposed recommendations with modifications reflecting input from all stakeholders. After adopting the Framework for Change, other NAIC working groups and task forces will consider specific revisions to the capital requirements for variable annuities to implement the recommendations in the framework. The changes to the variable annuity reserve and capital framework are expected to become effective January 1, 2020 with a suggested three-year phase-in period, but exact timing for implementation of changes remains subject to change.
We cannot predict what revisions, if any, will be made to the model laws and regulations relating to XXX/AXXX transactions, or to the Standard, if adopted for variable annuity captives, as states consider their adoption or undertake their implementation, or how the Framework for Change proposal may be implemented as a result of ongoing NAIC work. It is also unclear whether the Standard or other proposals will be adopted by the NAIC or how the NYDFS will implement the Framework for Change, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, including, if the Standard is adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. For additional information on our use of a captive reinsurance company, see “Risk Factors.”
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels. For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Guaranty Associations and Similar Arrangements
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
New York Insurance Regulation 210
State regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation and a similar rule recently enacted in California that takes effect on July 1, 2019, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Broker-Dealer and Securities Regulation
We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the U.S. Securities and Exchange Commission (the “SEC”), self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.
Certain of our subsidiaries and affiliates, including AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc. and Sanford C. Bernstein & Co., LLC (“SCB LLC”), are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, AXA Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.
Certain subsidiaries and affiliates including AXA Equitable FMG and AXA Advisors are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
AXA Equitable FMG is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association (“NFA”). The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.
We and certain of our subsidiaries and affiliates have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our business. For example, we have responded to inquiries from the SEC requesting information with regard to contract language and accompanying disclosure for certain variable annuity contracts. For additional information on regulatory matters, see Note 17 of the Notes to the Consolidated Financial Statements.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability.
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
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
Other aspects of our operations could also be affected by the Dodd-Frank Act. These include:
Heightened Standards and Safeguards
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets. Regulations approved to date require clearing of previously uncleared transactions and will require clearing of additional OTC transactions in the future. In addition, regulations approved pursuant to the Dodd-Frank Act impose margin requirements on OTC transactions not required to be cleared. As a result of these regulations, our costs of risk mitigation have and may continue to increase under the Dodd-Frank Act. For example, margin requirements, including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC uncleared transactions entered into after the phase-in period, which would be applicable to us in 2020, have increased. In addition, restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain variable annuity products that offer GMxB features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of the Dodd-Frank Act.
Broker-Dealer Regulation
The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. On April 18, 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” Public comments were due by August 7, 2018. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business. In addition, FINRA is also currently focusing on how broker-dealers identify and manage conflicts of interest.
Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this legislation may be interpreted and enforced or the full extent to which implementing regulations and policies may affect us. Also, the Trump administration and Congress have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended. For example, President Trump has issued an executive order that calls for a comprehensive review of the Dodd-Frank Act and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. In addition, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of the Dodd-Frank Act. There is considerable uncertainty with respect to the impact the Trump administration and Congress may have, if any, on the Dodd-Frank Act and any changes likely will take time to unfold. We cannot predict the ultimate content, timing or effect of any reform legislation or the impact of potential legislation on us.
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
In April 2016, the DOL issued a rule (the “DOL Rule”) which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and IRA holders. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We are currently assessing Regulation 187 to determine the impact it may have on our business. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. Beyond the New York regulation, the likelihood of enactment of any such federal or state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
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
On July 18, 2013, the FSB published its initial list of nine GSIIs, which included AXA. The GSII list was originally intended to be updated annually following consultation with the IAIS and respective national supervisory authorities. AXA remained on the list as updated in November 2014, 2015 and 2016. However, the FSB announced in November 2017 that it, in consultation with the IAIS and national authorities, has decided not to publish a new list of GSIIs for 2017. On November 14, 2018, the FSB announced that, in light of IAIS progress in developing a proposed holistic framework for the assessment and mitigation of potential systemic risk in the insurance sector, the FSB has decided not to engage in an identification of G-SIIs in 2018. In its public consultation on the holistic framework, issued on November 14, 2018, the IAIS recommended that the implementation of its proposed holistic framework should obviate the need for the FSB’s annual G-SII identification process. The FSB subsequently stated that it will assess the IAIS’s recommendation to suspend G-SII identification from 2020, once the holistic framework is finalized in November 2019, and, in November 2022, based on the initial implementation of the holistic framework, review the need to either discontinue or reestablish an annual identification of G-SIIs.
The policy measures for GSIIs, published by the IAIS in July 2013, include (i) the introduction of new capital requirements; a “basic” capital requirement (“BCR”) applicable to all GSII activities which is intended to serve as a basis for an additional level of capital, called “Higher Loss Absorbency” (“HLA”) required from GSIIs in relation to their systemic activities, (ii) greater regulatory oversight over holding companies, (iii) various measures to promote the structural and financial “self-sufficiency” of group companies and reduce group interdependencies including restrictions on intra-group financing and other arrangements, and (iv) in general, a greater level of regulatory scrutiny for GSIIs (including a requirement to establish a Systemic Risk Management Plan (“SRMP”), a Liquidity Risk Management Plan (“LRMP”) and a Recovery and Resolution Plan (“RRP”) which have entailed significant new processes, reporting and compliance burdens and costs for AXA. The contemplated policy measures include the constitution of a Crisis Management Group by the group-wide supervisor, the preparation of the above-mentioned documents (SRMP, LRMP and RRP) and the development and implementation of the BCR in 2014, while other measures are to be phased in more gradually, such as the HLA (the first version of which was endorsed by the FSB in October 2015 but which is expected to be revised before its implementation in at least 2019).
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
As part of its efforts to create a common framework for the supervision of internationally active insurance groups (“IAIGs”), the IAIS has also been developing a comprehensive, group-wide international insurance capital standard (the “ICS”) to be applied to both GSIIs and IAIGs, although it is not expected to be finalized until 2019 at the earliest, and is not expected to be fully implemented, if at all, until at least five years thereafter. AXA currently meets the parameters set forth to define an IAIG. Although the BCR and HLA are more developed than the ICS at present, the IAIS has stated that it intends to revisit both standards following development and refinement of the ICS, and that the BCR will eventually be replaced by the ICS. The NAIC plans to develop an “aggregation method” for group capital. Although the aggregation method will not be part of ICS, the IAIS aims to make a determination whether the aggregated approach provides substantially the same outcome as the ICS, in which case it could be incorporated into the ICS as an outcome-equivalent approach.
Although the standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt appropriate laws and regulations, these measures could have far reaching regulatory and competitive implications for AXA in the event they are implemented by its group supervisors, which in turn, to the extent we are deemed to be controlled by or an affiliate of AXA at the time the measures are implemented, or we independently meet the criteria for being an IAIG and the measures are adopted by U.S. group supervisors, could materially affect our competitive position, consolidated results of operations, financial condition, liquidity and how we operate our business.
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
Enacted Legislation
At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. As an example, the American Taxpayer’s Relief Act increased individual tax rates for higher-income taxpayers. Higher tax rates increase the benefits of tax deferral on inside build-up and, correspondingly, tend to enhance the attractiveness of life insurance and annuity products to consumers that are subject to those higher tax rates. The Tax Reform Act reduced individual tax rates, which could reduce demand for our products. The modification or elimination of this tax-favored status could also reduce demand for our products. In addition, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These changes could reduce our earnings and negatively impact our business.

The Tax Reform Act
The Tax Reform Act overhauled the U.S. Internal Revenue Code and changed long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While the Tax Reform Act had a net positive economic impact on us, it contained measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition. We continue to monitor regulations and interpretations of the Tax Reform Act that could impact our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—Impact of the Tax Reform Act.”
Future Changes in U.S. Tax Laws
We anticipate that, following the Tax Reform Act, we will continue deriving tax benefits from certain items, including but not limited to the dividend received deduction (“DRD”), tax credits, insurance reserve deductions and interest expense deductions. However, there is a risk that interpretations of the Tax Reform Act, regulations promulgated thereunder, or future changes to federal, state or other tax laws could reduce or eliminate the tax benefits from these or other items and result in our incurring materially higher taxes.
Regulatory and Other Administrative Guidance from the Treasury Department and the IRS
Regulatory and other administrative guidance from the Treasury Department and the IRS also could impact the amount of federal tax that we pay. For example, the adoption of “principles based” approaches for calculating statutory reserves may lead the Treasury Department and the IRS to issue guidance that changes the way that deductible insurance reserves are determined, potentially reducing future tax deductions for us.
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by members of Holdings and its subsidiaries relating to the collection, disclosure and protection of customer information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is intentionally or accidentally disclosed to and/or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and is being implemented in stages that commenced on August 28, 2017 and will be fully implemented by March 1, 2019. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
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
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. Holdings has entered into a licensing arrangement (the “Trademark License Agreement”) with AXA concerning the use by Holdings of the “AXA” name. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
Iran Threat Reduction and Syria Human Rights Act
Holdings, AXA Equitable and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.
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
AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224, and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.
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
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.
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
Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.
Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.
Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received aggregate payments for this insurance from inception through December 31, 2018 of approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during 2018. These activities are permitted pursuant to applicable law. The policy has been canceled and is no longer in force.
The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0006% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.001% of AXA’s 2018 aggregate net profit.
EMPLOYEES
As of December 31, 2018, the Company had approximately 4,200 full time employees.

Part I, Item 1A.
RISK FACTORS
You should consider and read carefully all of the risks and uncertainties described below, as well as other information set forth in this Annual Report on Form 10-K. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations or cash flows. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Our Business
Risks Relating to Conditions in the Financial Markets and Economy
Conditions in the global capital markets and the economy could materially and adversely affect our business, results of operations or financial condition.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy generally. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the United States, equity market performance, continued low interest rates, uncertainty regarding the U.S. Federal Reserve’s plans to further raise short-term interest rates, the strength of the U.S. dollar, uncertainty created by actions the Trump administration and Congress may pursue, global trade wars, global economic factors including quantitative easing or similar programs by major central banks or the unwinding of quantitative easing or similar programs, the United Kingdom’s vote to exit (“Brexit”) from the European Union (the “EU”), and other geopolitical issues. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses. The value of our investments and derivatives portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our business, results of operations or financial condition. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
Factors such as consumer spending, business investment, government debt and spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our retirement, protection or investment products and our investment returns could be materially and adversely affected. The profitability of many of our retirement, protection and investment products depends in part on the value of the General Account and Separate Accounts supporting them, which may fluctuate substantially depending on any of the foregoing conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in the levels of claims, lapses, deposits, surrenders and withdrawals in certain products, any of which could adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments in ways that could materially and adversely affect our profitability.
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
Declines or volatility in the equity markets, such as that which we experienced during the fourth quarter of 2018, can negatively impact our investment returns as well as our business, results of operations or financial condition. For example, equity market declines or volatility could, among other things, decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in equity markets could decrease our revenues and earnings with respect to those products. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. We may not be able to effectively mitigate, including through our hedging strategies, and we may sometimes choose based on economic considerations and other factors not to fully mitigate the equity market volatility of our portfolio. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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

Recent periods have been characterized by low interest rates relative to historical levels. A prolonged period during which interest rates remain low may result in greater costs associated with our variable annuity products with GMxB features; higher costs for some derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition, an extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause certain policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.
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

While we expect that our future liquidity needs will be satisfied primarily through cash generated by our operations, borrowings from third parties and dividends and distributions from our subsidiaries, it is possible that the level of cash and securities we maintain when combined with expected cash inflows from investments and operations will not be adequate to meet our anticipated short-term and long-term benefit and expense payment obligations. If current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt or the capital markets. The availability of additional financing would depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, interest rates, credit spreads, our credit ratings and credit capacity, as well as the possibility that our customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be rendered more costly or impaired if rating agencies downgrade our ratings or if regulatory authorities take certain actions against us. If we are unable to access capital markets to issue new debt or refinance existing debt as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.
Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. We maintain hedging programs to reduce our net economic exposure under long-term liabilities to risks such as interest rates and equity market levels. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short-term hedging losses will reduce available liquidity. Liquidity may also be consumed by increased required contributions to captive reinsurance trusts. For more details, see “—Risks Relating to Our Business—Risks Relating to Our Reinsurance and Hedging Programs—Our reinsurance arrangements with affiliated captives may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of their hedging program, their liquidity needs, their overall financial results and changes in regulatory requirements regarding the use of captives.”
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
Risks Relating to Our Operations
During the course of preparing our U.S. GAAP financial statements, our management identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis.
During the course of preparing our U.S. GAAP financial statements, our management identified two material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our management consequently concluded that we do not: (1) maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance that timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and (2) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify that consolidating and adjusting journal entries were completely and accurately recorded to the appropriate accounts and, as a result, errors were identified in the Company’s consolidated financial statements, including in the presentation and disclosure between sections of the statement of cash flows.
These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015.
In addition, during the preparation of our quarterly report on Form 10-Q for the six months ended June 30, 2018, management identified a misclassification error between interest credited and net derivative gains/losses, which resulted in misstatements in the consolidated statements of income (loss) and statements of cash flows that were not considered material. Accordingly, we: (i) revised the annual financial statements for the year ended December 31, 2017; (ii) revised the annual financial statements for the year ended December 31, 2016; and (iii) revised the interim financial statements for the nine months ended September 30, 2017 and for the six months ended June 30, 2017.
Further, in connection with preparing our quarterly report on Form 10-Q for the nine months ended September 30, 2018, management identified errors primarily related to the calculation of policyholders’ benefit reserves for our life and annuity products and the calculation of net derivative gains (losses) and DAC amortization for certain variable and interest sensitive life products. Accordingly, we: (i) revised the interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017 from the previously reported interim financial statements; (ii) revised the interim financial statements for the six months ended June 30, 2018 and the three months ended March 31, 2018 and 2017 from the previously reported interim financial statements; (iii) revised the annual financial statements for the years ended December 31, 2017 from the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018; (iv) and revised the annual financial statements for the year ended December 31, 2016 from the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018.
Lastly, in connection with preparing our annual report on Form 10-K for the year ended December 31, 2018, management identified certain cash flows that were incorrectly classified in the Company’s historical consolidated statements of cash flows. The impact of these misclassifications was not considered material. Accordingly, the Company revised the interim financial statements for the three, six, and nine months ended March 31, June 30 and September 30, 2018 and 2017 and the annual financial statements for the year ended December 31, 2017.
The changes necessary to correct the identified misstatements in our previously reported historical results have been appropriately reflected in our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K. Until remedied, these material weaknesses could result in a misstatement of our consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
Since identifying the two material weaknesses, we have been, and are currently in the process of, remediating each material weakness. Although we plan to complete the remediation process as quickly as possible for each material weakness, we cannot at this time estimate when the remediation will be completed. For additional information, see “Controls and Procedures-Remediation Status of Material Weaknesses.”
If we fail to remediate effectively these material weaknesses or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or to report them within the timeframes required by the SEC. If this were the case, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, failure to report our financial condition or financial results accurately or report them within the timeframes required by the SEC could cause us to curtail or cease sales of certain variable insurance products. In addition, if we are unable to determine that our internal control over financial reporting or our disclosure controls and procedures are effective, users of our financial statements may lose confidence in the accuracy and completeness of our financial reports, we may face reduced ability to obtain financing and restricted access to the capital markets, and we may be required to curtail or cease sales of our products. See “Controls and Procedures” in Part II, Item 9A.
Failure to protect the confidentiality of customer information or proprietary business information could adversely affect our reputation and have a material adverse effect on our business, results of operations or financial condition.
Our business and relationships with customers are dependent upon our ability to maintain the confidentiality of our customers’ proprietary business and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states, including New York, have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information.

We and certain of our vendors retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems, those of our vendors, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our information systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our reputation, business, results of operations or financial condition.
For example, in November 2018, we were notified by one of our third-party vendors of an incident involving unauthorized access to confidential information of certain of our customers, as well as customer information of a number of other institutions. In accordance with applicable law and regulations, we have notified the appropriate regulators and our affected customers. We have also conducted a thorough investigation of this security breach and believe it has been resolved. However, we cannot provide assurances that all potential causes of the incident have been identified and remediated or that a similar incident will not occur again.
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
On February 16, 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies and other financial services institutions regulated by the NYDFS, including us, to, among other things, establish and maintain a cybersecurity policy “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” The regulation went into effect on March 1, 2017 and has transition periods ranging from 180 days to two years. We have a cybersecurity policy in place outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In accordance with the regulation, our Chief Information Security Officer reports to the Board. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will begin adopting the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. We are currently evaluating these regulations and their potential impact on our operations, and, with respect to the NYDFS regulations, have begun implementing compliance procedures for those portions of the regulation that are in effect. Depending on our assessment of these and other potential implementation requirements, we and other financial services companies may be required to incur significant expense in order to comply with these regulatory mandates.
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
There is strong competition among insurers, banks, asset managers, brokerage firms and other financial institutions and financial services providers seeking clients for the types of products and services we provide. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. As a result, this competition makes it especially difficult to provide unique products because, once such products are made available to the public, they often are reproduced and offered by our competitors. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, we may decide to reduce the fees on our own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions, or other effects of competition, could have a material adverse effect on our business, results of operations or financial condition.

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
We may, from time to time, consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint ventures and similar transactions, some of which may be material. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our earnings;

•	additional demand on our existing employees;

•	unanticipated difficulties integrating operating facilities technologies and new technologies;

•	higher than anticipated costs related to integration;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.
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

•
a localized catastrophic event that affects the location of one or more of our corporate-owned or employer-sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims; and

•
a terrorist attack in the United States could have long-term economic impacts that may have severe negative effects on our investment portfolio, including loss of AUM and losses due to significant volatility, and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

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
FASB has issued several accounting standards updates which have resulted in significant changes in U.S. GAAP, including how we account for our insurance contracts and financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business. In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), which applies to all insurance entities that issue long-duration contracts and revises elements of the measurement models for traditional nonparticipating long-duration and limited payment insurance liabilities and recognition and amortization model for DAC for most long-duration contracts. The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits (“MRBs”), to be measured at fair value. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.
In addition, AXA, prepares consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”). From time to time, AXA may be required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the International Accounting Standards Board. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on AXA’s business, results of operations or financial condition which could impact the way we conduct our business (including, for example, which products we offer), our competitive position, our hedging program and the way we manage capital.
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
Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries, are subject to termination or non-renewal on short notice.
As part of our variable annuity products, AXA Equitable FMG enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements are terminable without penalty at any time or upon relatively short notice by either party. For example, an investment management contract with an SEC-registered investment company (a “RIC”) may be terminated at any time, without payment of any penalty, by the RIC’s board of directors or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which AXA Equitable FMG manage RICs must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
Also, as required by the Investment Company Act, each investment advisory agreement with a RIC automatically terminates upon its assignment, although new investment advisory agreements may be approved by the RIC’s board of directors or trustees and stockholders. An “assignment” includes a sale of a control block of the voting stock of the investment adviser or its parent company. If future sales of Holdings’ common stock were deemed to be an actual or constructive assignment, these termination provisions could be triggered, which may adversely affect AXA Equitable FMG’s ability to realize the value of its investment advisory agreements.
The Investment Advisers Act may also require approval or consent of advisory contracts by clients in the event of an “assignment” of the contract (including a sale of a control block of the voting stock of the investment adviser or its parent company) or a change in control of the investment adviser. Were future sales of Holdings’ common stock or another transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or stockholders of RICs or other clients could result in a significant reduction in advisory fees.
Similarly, we enter into selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries that are terminable by either party upon notice (generally 60 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products.
We may fail to replicate or replace functions, systems and infrastructure provided by AXA or certain of its affiliates (including through shared service contracts) or lose benefits from AXA’s global contracts, and AXA and its affiliates may fail to perform the services provided for in a transitional services agreement with Holdings.
Historically, we have received services from AXA and have provided services to AXA, including information technology services, services that support financial transactions and budgeting, risk management and compliance services, human resources services, insurance, operations and other support services, primarily through shared services contracts with various third-party service providers. AXA and its affiliates continue to provide or procure certain services to us pursuant to a transitional services agreement with Holdings (the “Transitional Services Agreement”). Under the Transitional Services Agreement, AXA will continue to provide certain services, either directly or on a pass-through basis, and we will continue to provide AXA with certain services, either directly or on a pass-through basis. The Transitional Services Agreement will not continue indefinitely.
We are working to replicate or replace the services that we will continue to need in the operation of our business that are provided currently by AXA or its affiliates through shared service contracts they have with various third-party providers and that will continue to be provided under the Transitional Services Agreement for applicable transitional periods. We cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers. As a result, when AXA or its affiliates cease providing these services to us, either as a result of the termination of the Transitional Services Agreement or individual services thereunder or a failure by AXA or its affiliates to perform their respective obligations under the Transitional Services Agreement, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management attention from other aspects of our operations.
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
Costs associated with any rebranding could be significant.
Prior to the Holdings IPO, as an indirect, wholly-owned subsidiary of AXA, we marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. Following the settlement of AXA’s sell-down in March 2019, we expect to rebrand and cease use, pursuant to the Trademark License Agreement, of the “AXA” brand name and logo within 18 months, subject to such extensions as permitted under the Trademark License Agreement. We have benefited, and will continue to benefit for a limited time as set forth in the Trademark License Agreement, from trademarks licensed in connection with the AXA brand. We believe the association with AXA provides us with preferred status among our customers, vendors and other persons due to AXA’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength. Any rebranding we undertake could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.
Changes in the method for determining the London Inter-Bank Offered Rate (“LIBOR”) and the potential replacement of LIBOR may affect our cost of capital and net investment income.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (BBA) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR.  As a consequence of such events, it is anticipated that LIBOR will be discontinued by the end of 2021 and an alternative rate will be used for derivatives contracts, debt investments, intercompany and third party loans and other types of commercial contracts. We anticipate a valuation risk around the potential discontinuation event. It is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such alternatives on the value of LIBOR-linked securities. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts.
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
Losses due to defaults, errors or omissions by third parties and affiliates, including outsourcing relationships, could materially and adversely impact our business, results of operations or financial condition.
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

We also depend on third parties and affiliates in other contexts, including as distribution partners. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies. In addition, as investment manager and administrator of several mutual funds, we rely on various affiliated and unaffiliated sub-advisers to provide day-to-day portfolio management services for each investment portfolio.
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
Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, results of operations or financial condition.
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
Fixed maturity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net earnings. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net earnings in a particular quarterly or annual period.
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
Certain of our products contain GMxB features or minimum crediting rates. Downturns in equity markets or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks. For example, in the event that reinsurers, derivatives or other counterparties or central clearinghouses do not pay balances due or do not post the required amount of collateral as required under our agreements, we still remain liable for the guaranteed benefits.
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
For further discussion, see below “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our business, results of operations or financial condition.”
Risks Relating to the Products We Offer, Our Structure and Product Distribution
GMxB features within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in interest rates, changes to existing RBC formulas, changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels and the value and credit rating of certain fixed income and equity securities in our investment portfolio, which could in turn reduce our statutory capital. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain their current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
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
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. Upon announcement of AXA’s plan to pursue the Holdings IPO, Holdings’ and AXA Equitable’s ratings were downgraded by AM Best, S&P and Moody’s. We may face additional downgrades as a result of future sales of Holdings’ common stock by AXA.
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
Holdings could sell insurance, annuity or investment products through another one of its subsidiaries which would result in reduced sales of our products and total revenues.
We are a direct, wholly owned subsidiary of Holdings, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, Holdings could sell insurance, annuity, investment and/or employee benefit products through another one of its subsidiaries. For example, most sales of indexed universal life insurance to policyholders located outside of New York and sales of employee benefit products to businesses located outside of New York are issued through MONY America, another life insurance subsidiary of Holdings, instead of AXA Equitable. It is expected that Holdings will continue to issue newly-developed life insurance products to policyholders located outside of New York through MONY America instead of AXA Equitable. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through MONY America or another subsidiary instead of or in addition to AXA Equitable, or the impact to AXA Equitable.
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
 Furthermore, an interruption in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operations or financial condition. The future sale of

Holdings shares by AXA could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us due to a perceived uncertainty related to such offering or our business. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operations or financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to offerings of Holdings’ common stock, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks.
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
Consolidation of third-party distributors of insurance products may adversely affect the insurance industry and the profitability of our business.
The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers. An increase in the consolidation activity of bank and other financial services companies may create firms with even stronger competitive positions, negatively impact the industry’s sales, increase competition for access to third-party distributors, result in greater distribution expenses and impair our ability to market products to our current customer base or expand our customer base. We may also face competition from new market entrants or non-traditional or online competitors, which may have a material adverse effect on our business. Consolidation of third-party distributors or other industry changes may also increase the likelihood that third-party distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Risks Relating to Estimates, Assumptions and Valuations
Our risk management policies and procedures may not be adequate to identify, monitor and manage risks, which may leave us exposed to unidentified or unanticipated risks, which could negatively affect our business, results of operations or financial condition.
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
We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions and update assumptions during the third quarter of each year and, if necessary, update our assumptions as additional information becomes available. For example, in 2018 we updated certain assumptions, resulting in increases and decreases in the carrying values of these product liabilities and assets. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.
Future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.
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
Dodd-Frank Act—The Dodd-Frank Act established the FSOC, which has the authority to designate non-bank systemically important financial institutions (“SIFIs”), thereby subjecting them to enhanced prudential standards and supervision by the Federal Reserve Board, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, capital planning and stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning. If the FSOC were to determine that Holdings is a non-bank SIFI, we, as a subsidiary of Holdings, would become subject to certain of these enhanced prudential standards. Other regulators, such as state insurance regulators, may also determine to adopt new or heightened regulatory safeguards as a result of actions taken by the Federal Reserve Board in connection with its supervision of non-bank SIFIs. There can be no assurance that Holdings will not be designated as a non-bank SIFI, that such new or enhanced regulation will not apply to Holdings in the future, or, to the extent such regulation is adopted, that it would not have a material impact on our operations.
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
While the Trump administration has indicated its intent to modify various aspects of the Dodd-Frank Act, it is unclear whether or how such modifications will be implemented or the impact any such modifications would have on our business.
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
 Regulation of Broker-Dealers—The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers

(and any other customers as the SEC may by rule provide), will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. For a discussion of the SEC’s recent set of proposed rules, see “Business—Regulation—Broker-Dealer and Securities Regulation—Broker-Dealer Regulation.”
General—From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our business, results of operations or financial condition.
Our business is heavily regulated, and changes in regulation and in supervisory and enforcement policies may limit our growth and have a material adverse effect on our business, results of operations or financial condition.
We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our business, and we are regulated by the NYDFS and the states in which we are licensed. We are domiciled in New York and are primarily regulated by the NYDFS. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors.
 State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.
State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies.  For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations. Generally, changes in laws and regulations, or in interpretations thereof, including potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.
We currently use captive reinsurance subsidiaries primarily to reinsure (i) term life insurance and universal life insurance with secondary guarantees, (ii) excess claims relating to variable annuities with GMIB riders which are subject to reinsurance treaties with unaffiliated third parties and (iii) to retrocede reinsurance of variable annuity guaranteed minimum benefits assumed from unaffiliated third parties. Uncertainties associated with continued use of captive reinsurance are primarily related to potential regulatory changes. See “—Risks Relating to Our Business—Risks Relating to Our Reinsurance and Hedging Programs.”
Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees, such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements. The NAIC’s principle-based reserves (“PBR”) approach for life insurance policies became effective on January 1, 2017, and has a three-year phase-in period. Additionally, the New York legislature enacted legislation adopting principles based reserving in June 2018, which was signed into law by the Governor in December 2018. Also, in December 2018, the NYDFS promulgated emergency regulation to begin implementation of principles based reserving, to become effective on January 1, 2020. We are currently assessing the impact of, and appropriate implementation plan for, the PBR approach for life policies. The timing and extent of further changes to statutory reserves and reporting requirements are uncertain.

During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the NAIC E Committee adopted the Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business and therefore has broader implications beyond captive reinsurance transactions. The Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework for insurers that write variable annuity business. In November 2015, VAIWG engaged Oliver Wyman (“OW”) to conduct a QIS involving industry participants, including the Company, of various reforms outlined in the Framework for Change. OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current variable annuity reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a QIS2 involving industry participants including us, will be conducted by OW. The QIS2 was initiated in February 2017 and OW issued its recommendation in December 2017. In 2018, the VAIWG held multiple public conference calls to discuss and refine the proposed recommendations. By the end of July 2018, both the VAIWG and the NAIC E Committee adopted the proposed recommendations with modifications reflecting input from all stakeholders. After adopting the Framework for Change, other NAIC working groups and task forces will consider specific revisions to the capital requirements for variable annuities to implement the recommendations in the framework. The changes to the variable annuity reserve and capital framework are expected to become effective January 1, 2020 with a suggested three-year phase-in period, but exact timing for implementation of changes remains subject to change.
We are currently assessing the impact on the Company of the implementation of the NAIC proposed changes to the reserve and capital framework requirements currently applicable to our variable annuity business and we cannot predict how the Framework for Change proposal may be implemented as a result of ongoing NAIC deliberations. Additionally, we cannot predict how the NYDFS will implement the final Framework for Change. As a result, the timing and extent of any necessary changes to reserves and capital requirements for our variable annuity business resulting from the work of the NAIC VAIWG are uncertain.
In addition, state regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation and a similar rule recently enacted in California that takes effect on July 1, 2019, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Future changes in U.S. tax laws and regulations or interpretations of the Tax Reform Act could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changed long-standing provisions governing the taxation of U.S. corporations, including life insurance companies. While the Tax Reform Act had a net positive economic impact on us, it contained measures which could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC reported at year-end 2018, which resulted in a reduction to our Combined RBC Ratio. These revisions could also have a negative impact on the CTE calculations of our insurance company subsidiaries, which could cause us to revise our target RBC and CTE levels, as appropriate.
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
We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. Our consolidated results of operations or financial position could be materially and adversely affected by defense and settlement costs and any unexpected material adverse outcomes in such matters, as well as in other material actions and proceedings pending against us. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. For instance, we are a defendant in a number of lawsuits related to cost of insurance increases, including class actions in federal and state court alleging breach of contract and other claims under UL policies. For information regarding these and others legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements.
In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, FINRA, the CFTC, the National Futures Association (the “NFA”), state attorneys general, the NYDFS and other state insurance regulators, and other regulators could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, the CFTC, the NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators on a wide range of issues. On March 30, 2018, we received a copy of an anonymous letter containing general allegations relating to the preparation of our financial statements. Our audit committee, with the assistance of independent outside counsel, has reviewed these matters and concluded that the allegations were not substantiated and accordingly did not present any issue material to our financial statements. At this time, management cannot predict what actions the SEC, FINRA, the CFTC, the NFA, state attorneys general, the NYDFS and other state insurance regulators, or other regulators may take or what the impact of such actions might be.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.
Part I, Item 2.
PROPERTIES
AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. AXA Equitable also has the following significant office space leases in: Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, Charlotte, NC, under a lease that expires in 2028; and Secaucus, NJ, under a lease that expires in 2020.
Part I, Item 3.
LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition.”
Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2018, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC. Consequently, there is no established public market for AXA Equitable’s common equity.
Dividends
In 2018, 2017 and 2016, AXA Equitable paid $1.1 billion, $0 and $1.1 billion, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see Note 18 of the Notes to the Consolidated Financial Statements.
Part II, Item 6.
SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Part II, Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual financial statements included elsewhere herein. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. Factors that could or do contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly under the captions “Risk Factors” and “Note Regarding Forward-Looking Statements and Information.”
Executive Summary
Overview
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations.
We benefit from our complementary mix of businesses. This business mix provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
GMxB Unwind
On April 12, 2018, we completed an unwind of the reinsurance provided to us by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of the GMxB business, was novated to EQ AZ Life Re Company (“EQ AZ Life Re”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. As of December 31, 2018, our GMIB reinsurance contract asset with EQ AZ Life Re had carrying value of $259 million and is reported in GMIB reinsurance contract asset at fair value in the consolidated balance sheets. Following the novation of this business to EQ AZ Life Re, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties. See “Products — Individual Variable Annuities — Risk Management — Reinsurance — Captive Reinsurance” and Note 12 of the Notes to the Consolidated Financial Statements for further details of the GMxB Unwind.
Transfer of AB Units
In the fourth quarter of 2018, we transferred our interest in AB (including units of the limited partnership interest in AllianceBernstein L.P., units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. and shares of AllianceBernstein Corporation) to a wholly-owned subsidiary of Holdings (the “AB Business Transfer”). As a result of this transaction, the previously consolidated results of AB have been reclassified to Discontinued operations in the consolidated financial statements. See Note 19 of the Notes to the Consolidated Financial Statements for further details of the transfer of the AB Units.
As a result of the AB Business Transfer, we now operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
Revenues
Our revenues come from three principal sources:

•	fee income and premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our retirement and protection products are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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

Effect of Assumption Updates on Operating Results
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Account liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements (“DSI”). The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
Our actuaries oversee the valuation of these product liabilities and assets and review underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change. For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “—Summary of Critical Accounting Estimates—Liability for Future Policy Benefits.”
Assumption Updates and Model Changes
In 2018, we began conducting our annual review of our assumptions and models during the third quarter, consistent with industry practice.
Our annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
The table below presents the impact of our actuarial assumption updates during 2018 and 2017 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

	Years Ended December 31,
	2018	2017
	(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(331)	$1,324
All other assumption updates	103	342
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(228)	1,666
Income tax (expense) benefit on assumption updates	41	(583)
Net income (loss) impact of assumption updates	$(187)	$1,083
2018 Assumption Updates
The impact of assumption updates in 2018 on Income (loss) from continuing operations, before income taxes was a decrease of $228 million and a decrease to Net income (loss) of $187 million. This includes a $331 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior, primarily due to annuitization assumptions, partially offset by favorable updates to economic assumptions.
The assumption changes during 2018 consisted of a decrease in Policy charges and fee income of $12 million, a decrease in Policyholders’ benefits of $684 million, an increase in Net derivative losses of $1,065 million, and a decrease in the Amortization of DAC of $165 million.
2017 Assumption Updates
The impact of the assumption updates in 2017 on Income (loss) from continuing operations, before income taxes was an increase of $1,666 million and an increase to Net income (loss) of approximately $1,083 million. This includes a $1,324 million favorable impact on the reserves for our Variable annuity product features as a result of favorable updates to policyholder behavior assumptions.
The assumption changes during 2017 consisted of a decrease in Policy charges and fee income of $88 million, a decrease in Policyholders’ benefits of $23 million, an increase in Amortization of DAC of $247 million, and a decrease in Net derivative losses by $1,978 million.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s potential plans to further raise short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease. See “Risk Factors—Legal and Regulatory Risks—Future changes in the U.S. tax laws and regulations or interpretations of the Tax Reform Act could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our Account Values.

These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by Account Values fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, See “Quantitative and Qualitative Disclosures About Market Risk.”
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

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest sensitive products.

Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group, expected to take effect January 2020, and which has now been referred to various other NAIC committees to develop the expected full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business.

•
Fiduciary Rules/ “Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York.

Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We are currently assessing Regulation 187 to determine the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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

Impact of the Tax Reform Act
On December 22, 2017, President Trump signed into law the Tax Reform Act, a broad overhaul of the U.S. Internal Revenue Code that changed long-standing provisions governing the taxation of U.S. corporations, including life insurance companies.
The Tax Reform Act reduced the federal corporate income tax rate to 21% and repealed the corporate Alternative Minimum Tax (“AMT”) while keeping existing AMT credits. It also contained measures affecting our insurance companies, including changes to the DRD, insurance reserves and tax DAC. As a result of the Tax Reform Act, our Net Income has improved.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the Tax Reform Act had a net positive economic impact on us and we continue to monitor regulations related to this reform.
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to AXA Equitable for the periods presented below results from the mismatch between (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company revised the presentation of the capitalization of deferred policy acquisition costs (“DAC”) in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution plan payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of deferred acquisition costs. There was no impact on Net income (loss) or Comprehensive income of this reclassification.
The reclassification adjustments for the years ended December 31, 2017 and 2016 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution plan payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of

DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	Year Ended December 31,
	2017	2016
	(in millions)
Reductions to expense line items:
Compensation and benefits	$128	$128
Commissions and distribution plan payments	443	460
Other operating costs and expenses	7	6
Total reductions	$578	$594

Increase to expense line item:
Amortization of deferred policy acquisition costs	$578	$594
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2018 and 2017:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	$3,523	$3,294
Premiums	862	904
Net derivative gains (losses)	(1,010)	894
Net investment income (loss)	2,478	2,441
Investment gains (losses), net:
Total other-than-temporary impairment losses	(37)	(13)
Other investment gains (losses), net	41	(112)
Total investment gains (losses), net	4	(125)
Investment management and service fees	1,029	1,007
Other income	65	41
Total revenues	6,951	8,456
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,005	3,473
Interest credited to policyholders’ account balances	1,002	921
Compensation and benefits	422	327
Commissions and distribution related payments	620	628
Interest expense	34	23
Amortization of deferred policy acquisition costs	431	900
Other operating costs and expenses	2,918	635
Total benefits and other deductions	8,432	6,907
Income (loss) from continuing operations, before income taxes	(1,481)	1,549
Income tax (expense) benefit from continuing operations	446	1,210
Net income (loss) from continuing operations	(1,035)	2,759
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	114	85
Less: net (income) loss attributable to the noncontrolling interest	3	(1)
Net income (loss) attributable to AXA Equitable	$(918)	$2,843

The following discussion compares the results for the year ended December 31, 2018 to the year ended December 31, 2017.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net Income (Loss) Attributable to AXA Equitable
The $3,761 million decrease in net income attributable to AXA Equitable, to a loss of $918 million for the year ended 2018 from net income of $2,843 million for the year ended 2017, was primarily driven by the following notable items:

•
Other operating costs and expenses increased by $2,283 million mainly due to $1,882 million of amortization of the deferred cost of reinsurance asset in 2018 including the write-off of $1,840 million of this asset, and the settlement of outstanding payments of $248 million, both related to the GMxB Unwind.

•	Net derivative gains (losses) decreased by $1,904 million mainly due to the unfavorable impact of assumption updates in 2018 compared to the favorable impact of assumption updates in 2017.

•	Compensation and benefits increased by $95 million primarily due to the loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in 2018.

•	Interest credited to policyholders’ account balances increased by $81 million primarily driven by higher SCS AV due to new business growth.

•	Interest expense increased by $11 million due to higher repurchase agreement costs.

•	Income tax benefit decreased by $764 million primarily driven by a one-time tax benefit in 2017 related to the Tax Reform Act.
Partially offsetting this decrease were the following notable items:

•	Amortization of deferred policy acquisition costs decreased by $469 million mainly due to the favorable impact of assumption updates in 2018.

•
Policyholders’ benefits decreased by $468 million mainly due to the favorable impact of assumption updates in 2018 compared to the unfavorable impact of assumption updates in 2017, combined with the favorable impact of rising interest rates, partially offset by the impact of equity market declines affecting our GMxB liabilities.

•	Policy charges, fee income and premiums increased by $187 million primarily due to higher cost of insurance charges.

•	Total investment gains (losses), net increased by $129 million primarily due to the sale of fixed maturities.

•	Investment management, service fees and other income increased by $46 million primarily due to higher equity markets.

•	Increase in Net investment income of $37 million primarily due to higher assets from the GMxB Unwind and General Account optimization.

Contractual Obligations
The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2018. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2019	2020-2022		2023-2024	2025 and thereafter
	(in millions)
Contractual obligations:
Policyholders’ liabilities (1)	$100,158	$1,745	$5,025		$6,722	$86,666
FHLBNY Funding Agreements	3,990	1,640	1,094	—	475	781
Interest on FHLBNY Funding Agreements	267	65	109	—	50	43
Operating leases	419	81	143		129	66
Loan from affiliates	572	572	—		—	—
Employee benefits	3,941	214	431		410	2,886
Total Contractual Obligations	$109,347	$4,317	$6,802		$7,786	$90,442
_______________

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

Unrecognized tax benefits of $273 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
Off-Balance Sheet Arrangements
At December 31, 2018, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 17 of the Notes to the Consolidated Financial Statements.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

•	liabilities for future policy benefits;

•	accounting for reinsurance;

•	capitalization and amortization of DAC and policyholder bonus interest credits;

•	estimated fair values of investments in the absence of quoted market values and investment impairments;

•	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

•	measurement of income taxes and the valuation of deferred tax assets; and

•	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Liability for Future Policy Benefits
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on our experience, industry experience or other factors, as applicable. At least annually we review our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.
The reserving methodologies used include the following:

•
Universal life (“UL”) and investment-type contract policyholder account balances are equal to the policy AV. The policy AV represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

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

For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or DSI), the existing net reserves are adjusted by first reducing the DAC or DSI by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.
For certain reserves, such as those related to GMDB and GMIB features, we use current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on periodic reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.
For certain GMxB features, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.
The assumptions used in establishing reserves are generally based on our experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 2 of the Notes to the Consolidated Financial Statements for future policyholder benefit liabilities.
Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves
The Separate Account future rate of return assumptions that are used in establishing reserves for GMxB features are set using a long-term-view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC and Policyholder Bonus Interest Credits”.
The GMDB/GMIB reserve balance before reinsurance ceded was $8.4 billion at December 31, 2018. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2018

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,259.3
1% increase in future rate of return	$(1,333.2)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.6% to 5.5% (weighted average of 4.8%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
See Note 10 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance agreements.
DAC and Policyholder Bonus Interest Credits
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
At December 31, 2018, the average investment yields assumed (excluding policy loans) were 4.7% grading to 4.3% in 2024. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
For the variable and UL policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent our expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated periodically to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization.
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
In 2018 and 2017, we determined that we had a loss recognition in certain of our variable interest-sensitive life insurance products due to the release of life reserves and low interest rates. As of December 31, 2018 and 2017, we wrote off $162 million and $656 million, respectively, of the DAC balance through accelerated amortization.
Additionally, in certain policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition; however, the pattern of earnings may be such that profits are expected to be recognized in earlier years and then followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these Profits Followed by Losses (“PFBL”) using a dynamic approach that changes over time as the projection of future losses change.
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our available-for-sale investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on available-for-sale investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment (gains) losses may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment (gains) losses, these adjustments may reverse from period to period. In 2017, due primarily to the release of life reserves, we recorded an unrealized loss in Other comprehensive income (loss). There was no impact to Net income (loss).

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
DAC Sensitivity - Mortality
December 31, 2018

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$20
Increase in future mortality by 1%	$(20)
Sensitivity of DAC to Changes in Future Rate of Return Assumptions
A significant assumption in the amortization of DAC on variable annuity products and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Accounts performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a Reversion to the Mean (“RTM”) approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our reversion to the mean assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2018, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and 0.0% (2.3)% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2018, current projections of future average gross market returns assume a 1.6% annualized return for the next two quarters, followed by 7.0% thereafter. Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
The following table provides an example of the sensitivity of the DAC balance of variable annuity products and variable and interest-sensitive life insurance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1.0%. This information considers only the effect of changes in the future Separate Accounts rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return
December 31, 2018

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(97)
Increase in future rate of return by 1%	$121
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
Fair Value Measurements
Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity securities classified as available-for-sale, equity and trading securities and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the SCS variable annuity products, SIO in the EQUI-VEST variable annuity product series, MSO in the variable life insurance products, IUL insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.
When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, we estimate fair value based on market standard valuation methodologies. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Substantially the same approach is used by us to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 of the Notes to the Consolidated Financial Statements.
Impairments and Valuation Allowances
The assessment of whether OTTIs have occurred is performed quarterly by our Investments Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more and (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.
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
For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio— Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio—Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy—Criteria vary by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity—Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues—Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status - current vs. delinquent—A history of delinquent payments may be a cause for concern.

•	Property condition—Significant deferred maintenance observed during the lenders annual site inspections.

•	Other—Any other factors such as current economic conditions may call into question the performance of the loan.
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
For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.
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
See Notes 2 and 3 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in other comprehensive income, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 7 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). We also have assumed from an affiliate the risk associated with certain guaranteed minimum benefits, which are accounted for as embedded derivatives measured at estimated fair value. The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our consolidated financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 Financial Crisis as we do not consider those to be reasonably likely events in the near future.

Future policyholders’ benefits and other policyholders’ liabilities
(in billions)
100% increase in AXA Equitable Life’s credit spread	$3.6
As reported	$5.3
50% decrease in AXA Equitable Life’s credit spread	$6.4
See Note 3 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Litigation Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position.
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements included elsewhere herein. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.
Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities, and in evaluating our tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income taxes. Under the guidance, we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.
Our tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.
Adoption of New Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

Part II, Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
AXA EQUITABLE LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of AXA Equitable Life Insurance Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXA Equitable Life Insurance Company and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed in 2018 the manner in which it accounts for certain income tax effects originally recognized in accumulated other comprehensive income.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/PricewaterhouseCoopers LLP
New York, NY
March 28, 2019

We have served as the Company’s auditor since 1993.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $42,492 and $34,831)	$41,915	$36,358
Mortgage loans on real estate (net of valuation allowance of $7 and $8)	11,818	10,935
Real estate held for production of income	52	390
Policy loans	3,267	3,315
Other equity investments	1,144	1,264
Trading securities, at fair value	15,166	12,277
Other invested assets	1,554	1,830
Total investments	74,916	66,369
Cash and cash equivalents	2,622	2,400
Cash and securities segregated, at fair value	—	9
Deferred policy acquisition costs	5,011	4,492
Amounts due from reinsurers	3,124	5,079
Loans to affiliates	600	703
GMIB reinsurance contract asset, at fair value	1,991	10,488
Current and deferred income taxes	438	—
Other assets	2,763	4,018
Assets of disposed subsidiary	—	9,835
Separate Accounts assets	108,487	122,537
Total Assets	$199,952	$225,930
LIABILITIES
Policyholders' account balances	$46,403	$43,805
Future policy benefits and other policyholders' liabilities	29,808	29,070
Broker-dealer related payables	69	430
Securities sold under agreements to repurchase	573	1,887
Amounts due to reinsurers	113	134
Long-term debt	—	203
Loans from affiliates	572	—
Current and deferred income taxes	—	1,550
Other liabilities	1,460	1,242
Liabilities of disposed subsidiary	—	4,954
Separate Accounts liabilities	108,487	122,537
Total Liabilities	$187,485	$205,812
Redeemable noncontrolling interest:
Continuing operations	$39	$24
Disposed subsidiary	—	602
Redeemable noncontrolling interest	$39	$626
Commitments and contingent liabilities (Note 17)
EQUITY
Equity attributable to AXA Equitable:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	7,807	6,859
Retained earnings	5,098	8,938
Accumulated other comprehensive income (loss)	(491)	598
Total equity attributable to AXA Equitable	12,416	16,397
Noncontrolling interest	12	3,095
Total Equity	12,428	19,492
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$199,952	$225,930

See Notes to the Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
REVENUES
Policy charges and fee income	$3,523	$3,294	$3,311
Premiums	862	904	880
Net derivative gains (losses)	(1,010)	894	(1,321)
Net investment income (loss)	2,478	2,441	2,168
Investment gains (losses), net:
Total other-than-temporary impairment losses	(37)	(13)	(65)
Other investment gains (losses), net	41	(112)	83
Total investment gains (losses), net	4	(125)	18
Investment management and service fees	1,029	1,007	951
Other income	65	41	36
Total revenues	6,951	$8,456	$6,043

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,005	3,473	2,771
Interest credited to policyholders’ account balances	1,002	921	905
Compensation and benefits	422	327	364
Commissions and distribution related payments	620	628	635
Interest expense	34	23	13
Amortization of deferred policy acquisition costs	431	900	642
Other operating costs and expenses	2,918	635	753
Total benefits and other deductions	8,432	6,907	6,083
Income (loss) from continuing operations, before income taxes	(1,481)	1,549	(40)
Income tax (expense) benefit from continuing operations	446	1,210	164
Net income (loss) from continuing operations	(1,035)	2,759	124
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	114	85	66
Net income (loss)	(921)	2,844	190
Less: net (income) loss attributable to the noncontrolling interest	3	(1)	—
Net income (loss) attributable to AXA Equitable	$(918)	$2,843	$190

See Notes to the Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(921)	$2,844	$190
Other Comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(1,230)	625	(233)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(4)	(5)	(3)
Other comprehensive income (loss) from discontinued operations	—	(18)	17
Total other comprehensive income (loss), net of income taxes	(1,234)	602	(219)
Comprehensive income (loss) attributable to AXA Equitable	$(2,155)	$3,446	$(29)

See Notes to the Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
Equity attributable to AXA Equitable:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	$6,859	$5,339	$5,321
Capital contribution from parent company	—	1,500	—
Transfer of deferred tax asset in GMxB Unwind	1,209	—	—
Settlement of intercompany payables in GMxB Unwind	(297)	—	—
Other	36	20	18
Capital in excess of par value, end of year	$7,807	$6,859	$5,339

Retained earnings, beginning of year	$8,938	$6,095	$6,955
Cumulative effect of adoption of revenue recognition standard ASC 606	8	—	—
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects Attribute to Disposed Subsidiary	(83)	—	—
Net income (loss) attributable to AXA Equitable	(918)	2,843	190
Dividend to parent company	(1,672)	—	(1,050)
Distribution of disposed subsidiary	(1,175)	—	—
Retained earnings, end of year	$5,098	$8,938	$6,095

Accumulated other comprehensive income (loss), beginning of year	$598	$(4)	$215
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects	83	—	—
Other comprehensive income (loss)	(1,234)	602	(219)
Transfer of accumulated other comprehensive income to discontinued operations	62	—	—
Accumulated other comprehensive income (loss), end of year	(491)	598	(4)
Total AXA Equitable's equity, end of year	$12,416	$16,397	$11,432

Equity attributable to the Noncontrolling Interest
Noncontrolling interest, continuing operations, beginning of year	$19	$—	$—
Net earnings (loss) attributable to noncontrolling interest	1	—	—
Net earnings (loss) attributable to redeemable noncontrolling interests	2	(1)	—
Consolidation of real estate joint ventures	—	19	—
Deconsolidation of real estate joint ventures	(8)	—	—
Reclassification of net earnings (loss) attributable to redeemable noncontrolling interests	(2)	1	—
Noncontrolling interest, continuing operations, end of year	$12	$19	$—

Noncontrolling interest, discontinued operations, beginning of year	$3,076	$3,096	$3,059
Repurchase of AB Holding Units	—	(158)	(168)
Net earnings (loss) attributable to noncontrolling interest	—	485	491
Dividends paid to noncontrolling interest	—	(457)	(384)
Transfer of AB Holding Units	(3,076)	—	—
Other changes in noncontrolling interest	—	110	98
Noncontrolling interest, discontinued operations, end of year	$—	$3,076	$3,096
Equity attributable to the Noncontrolling Interest	$12	$3,095	$3,096
Total equity, end of Year	$12,428	$19,492	$14,528

See Notes to the Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in millions)
Net income (loss) (1)	$(358)	$3,377	$686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,002	921	905
Policy charges and fee income	(3,523)	(3,294)	(3,311)
Net derivative (gains) losses	1,010	(870)	1,337
Investment (gains) losses, net	(3)	125	(16)
Realized and unrealized (gains) losses on trading securities	221	(166)	41
Non-cash long-term incentive compensation expense (2)	218	185	152
Amortization of deferred cost of reinsurance asset	1,882	(84)	159
Amortization and depreciation (2)	340	825	614
Cash received on the recapture of captive reinsurance	1,273	—	—
Equity (income) loss from limited partnerships	(120)	(157)	(91)
Changes in:
Net broker-dealer and customer related receivables/payables	838	(278)	608
Reinsurance recoverable (2)	(390)	(1,018)	(304)
Segregated cash and securities, net	(345)	130	(381)
Capitalization of deferred policy acquisition costs (2)	(597)	(578)	(594)
Future policy benefits	(284)	1,189	431
Current and deferred income taxes	(556)	(1,174)	(753)
Other, net (2)	810	486	56
Net cash provided by (used in) operating activities	$1,418	$(381)	$(461)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$8,935	$9,738	$7,154
Mortgage loans on real estate	768	934	676
Trading account securities	9,298	9,125	6,271
Real estate joint ventures	139	—	—
Short-term investments (2)	2,315	2,204	2,984
Other	190	228	32
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(11,110)	(12,465)	(7,873)
Mortgage loans on real estate	(1,642)	(2,108)	(3,261)
Trading account securities	(11,404)	(12,667)	(8,691)
Short-term investments (2)	(1,852)	(2,456)	(3,187)
Other	(170)	(280)	(250)
Cash settlements related to derivative instruments	805	(1,259)	102
Repayments of loans to affiliates	900	—	384
Investment in capitalized software, leasehold improvements and EDP equipment	(115)	(100)	(85)
Purchase of business, net of cash acquired	—	(130)	(21)
Issuance of loans to affiliates	(1,100)	—	—
Cash disposed due to distribution of disposed subsidiary	(672)	—	—
Other, net (2)	(91)	322	407
Net cash provided by (used in) investing activities	$(4,806)	$(8,914)	$(5,358)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,365	$9,334	$9,746
Withdrawals	(4,496)	(3,926)	(2,874)
Transfer (to) from Separate Accounts	1,809	1,566	1,202

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(CONTINUED)

	2018	2017	2016
	(in millions)
Change in short-term financings	(26)	53	(69)
Change in collateralized pledged assets	1	710	(677)
Change in collateralized pledged liabilities	(291)	1,108	125
(Decrease) increase in overdrafts payable	3	63	(85)
Additional loans from affiliates	572	—	—
Shareholder dividends paid	(1,672)	—	(1,050)
Repurchase of AB Holding Units	(267)	(220)	(236)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	(472)	120	(137)
Distribution to noncontrolling interest of consolidated subsidiaries	(610)	(457)	(385)
Increase (decrease) in securities sold under agreement to repurchase	(1,314)	(109)	104
(Increase) decrease in securities purchased under agreement to resell	—	—	79
Capital contribution from parent company	—	1,500	—
Other, net	11	(10)	8
Net cash provided by (used in) financing activities	$2,613	$9,732	$5,751

Effect of exchange rate changes on cash and cash equivalents	(12)	22	(10)

Change in cash and cash equivalents	(787)	459	(78)
Cash and cash equivalents, beginning of year	3,409	2,950	3,028
Cash and cash equivalents, end of year	$2,622	$3,409	$2,950

Cash and cash equivalents of disposed subsidiary:
Beginning of year	$1,009	$1,006	$561
End of year	$—	$1,009	$1,006

Cash and cash equivalents of continuing operations
Beginning of year	$2,400	$1,944	$2,467
End of year	$2,622	$2,400	$1,944

Supplemental cash flow information:
Interest paid	$—	$(8)	$(11)
Income taxes (refunded) paid	$(8)	$(33)	$613

Cash flows of disposed subsidiary:
Net cash provided by (used in) operating activities	$1,137	$715	$1,041
Net cash provided by (used in) investing activities	(102)	(297)	323
Net cash provided by (used in) financing activities	(1,360)	(437)	(909)
Effect of exchange rate changes on cash and cash equivalents	(12)	22	(10)

Non-cash transactions:
Continuing operations
(Settlement) issuance of long-term debt	$(202)	$202	$—
Transfer of assets to reinsurer	$(604)	$—	$—
Repayments of loans from affiliates	$300	$—	$—

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(CONTINUED)

	2018	2017	2016
	(in millions)
Discontinued operations
Fair value of assets acquired	$—	$—	$34
Fair value of liabilities assumed	$—	$—	$1
Payables recorded under contingent payment arrangements	$—	$—	$12

Disposal of subsidiary
Assets disposed	$9,156	$—	$—
Liabilities disposed	4,914	—	—
Net assets disposed	4,242	—	—
Cash disposed	672	—	—
Net non-cash disposed	$3,570	$—	$—
_____________

(1)
Net income (loss) includes $564 million, $533 million and $496 million in 2018, 2017 and 2016, respectively, of the discontinued operations that are not included in net income (loss) in the Consolidated Statements of Income (Loss).

(2)	Prior period amounts have been reclassified to conform to current period presentation. See Note 20 for further information.

See Notes to the Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)    ORGANIZATION
Consolidation
AXA Equitable Life Insurance Company’s (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of AXA Equitable Holdings, Inc. (“Holdings”). Prior to the closing of the initial public offering of shares of Holdings’ common stock on May 14, 2018 (the “IPO”), Holdings was a wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty, and health insurance and asset management. As of December 31, 2018, AXA owns approximately 59% of the outstanding common stock of Holdings.
In March 2018, AXA contributed its 0.5% minority interest in AXA Financial, Inc. (“AXA Financial”) to Holdings, increasing Holdings’ ownership of AXA Financial to 100%. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “AXA Financial Merger”). As a result of the AXA Financial Merger, Holdings assumed all of AXA Financial’s liabilities, including two assumption agreements under which it legally assumed primary liability for certain employee benefit plans of AXA Equitable Life and various guarantees for its subsidiaries.
The accompanying consolidated financial statements represent the consolidated results and financial position of AXA Equitable and not the consolidated results and financial position of Holdings.
Discontinued Operations
In the fourth quarter of 2018, the Company transferred its economic interest in the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”) to a newly created wholly-owned subsidiary of Holdings (the “AB Business Transfer”). The results of AB are reflected in the Company’s consolidated financial statements as a discontinued operation and, therefore, are presented as Assets of disposed subsidiary, Liabilities of disposed subsidiary on the consolidated balance sheets and Net income (loss) from discontinued operations, net of taxes, on the consolidated statements of income (loss). Intercompany transactions between the Company and AB prior to the AB Business Transfer have been eliminated. Ongoing service transactions will be reported as related party transactions going forward. See Note 19 for information on discontinued operations and transactions with AB.
As a result of the AB Business Transfer, we have reassessed the Company's segment structure and concluded that the Company operates as a single reportable segment as information on a more segmented basis is not evaluated by the Chief Operating Decision Maker and as such there is only a single reporting segment.

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
The accompanying consolidated financial statements present the consolidated results of operations, financial condition and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
Financial results in the historical consolidated financial statements may not be indicative of the results of operations, comprehensive income (loss), financial position, equity or cash flows that would have been achieved had we operated

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as a separate, standalone entity during the reporting periods presented. We believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations of the Company.
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2018”, “2017” and “2016” refer to the years ended December 31, 2018, 2017 and 2016, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2014-09: Revenue from Contracts with Customers (Topic 606)
This ASU contains new guidance that clarifies the principles for recognizing revenue arising from contracts with customers and develops a common revenue standard for U.S. GAAP.
On January 1, 2018, the Company adopted the new revenue recognition guidance on a modified retrospective basis. The impact of the adoption of the new revenue recognition guidance related to the disposed subsidiary resulted in an opening retained earnings adjustment to the Company of $8 million. Adoption did not change the amounts or timing of the Company’s revenue recognition for investment management and advisory fees related to continuing operations.

ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU provides new guidance related to the recognition and measurement of financial assets and financial liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The FASB also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on AFS debt securities. The new guidance requires equity investments in unconsolidated entities, except those accounted for under the equity method, to be measured at fair value through earnings, thereby eliminating the AFS classification for equity securities with readily determinable fair values for which changes in fair value currently were reported in AOCI.

On January 1, 2018, the Company adopted the new recognition requirements on a modified retrospective basis for changes in the fair value of AFS equity securities, resulting in no material reclassification adjustment from AOCI to opening retained earnings for the net unrealized gains, net of tax, related to approximately $13 million of common stock securities and eliminated their designation as AFS equity securities. The Company does not currently report any of its financial liabilities under the fair value option.

ASU 2016-15: Statement of Cash Flows (Topic 230)
This ASU provides new guidance to simplify elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires application of a retrospective transition method.
Adoption of this guidance on January 1, 2018, did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-07: Compensation - Retirement Benefits (Topic 715)
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

ASU 2017-09: Compensation - Stock Compensation (Topic 718)
This ASU provides clarity and reduces both 1) diversity in practice and 2) cost and complexity when applying guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award.
Adoption of this amendment on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.
ASU 2018-02: Income Statement - Reporting Comprehensive Income
This ASU contains new guidance that permits entities to reclassify to retained earnings tax effects “stranded” in AOCI resulting from the change in federal tax rate enacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017. If elected, the stranded tax effects for all items must be reclassified in AOCI, including, but not limited to, AFS securities and employee benefits.

The company early adopted the ASU effective October 1, 2018 and recognized the impact in the period of adoption. As a result, the company reclassified stranded effects resulting from the Tax Act of 2017 by decreasing AOCI and increasing retained earnings by $83 million.

ASU 2018-14: Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Description	Effect on the Financial Statement or Other Significant Matters
This ASU improves the effectiveness of disclosures related to defined benefit plans in the notes to the financial statements. The amendments in this ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add new, relevant disclosure requirements.

Effective for the year ended December 31, 2018 the Company early adopted new guidance that amends the disclosure guidance for employee benefit plans, applied on a retrospective basis to all periods presented. See Note 13 for additional information regarding the Company’s employee benefit plans.

Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU provides guidance requiring that indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.

Effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. All entities are required to apply the amendments in this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.
Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.
ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements.

Effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional disclosure requirements delayed until the stated effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively.

Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944)
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

For MRBs, the ASU should be applied retrospectively as of the earliest period presented by a retrospective application to all prior periods.

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

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures. The Company has formed a project implementation team to work on compiling all significant information needed to assess the impact of the new guidance, including changes to system requirements and internal controls. The Company expects adoption of the ASU will have a significant impact on its consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-07: Compensation - Stock Compensation (Topic 718)
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

ASU 2017-12: Derivatives and Hedging (Topic 815)
The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.

Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption.
Management does not expect this guidance will have a material impact on the Company’s consolidated financial statements.
ASU 2017-08: Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)
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
ASU 2016-13: Financial Instruments - Credit Losses (Topic 326)
This ASU contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. These amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements. Although early adoption is permitted, the Company expects to adopt ASU 2016-13 when it becomes effective for the Company on January 1, 2020.

ASU 2016-02: Leases (Topic 842)
This ASU contains revised guidance to lease accounting that will require lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. Lessor accounting will remain substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model.

Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities. Early application is permitted. Lessees and lessors are required to apply a modified retrospective transition approach, which includes optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-11 which allows for an additional transition method. The Company will adopt the standard utilizing the additional transition method, which allows entities to initially apply the new leases standard at the adoption date.

The Company adopted ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB effective January 1, 2019. The Company has identified its significant existing leases, which primarily include real estate leases for office space, that will be impacted by the new guidance. The Company’s adoption of this guidance is expected to result in a material impact on the consolidated balance sheets, however it will not have a material impact on the Consolidated Statement of Income (Loss). The Company’s adoption of this guidance will result in the recognition, as of January 1, 2019, of additional right of use (RoU) operating lease assets ranging from $300 million to $400 million and operating lease liabilities ranging from $400 million to $500 million, respectively.

The adoption of this standard will not have a significant impact on opening retained earnings.

Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in other comprehensive income (“OCI”), net of policy related amounts and deferred income

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

taxes. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
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
The Company’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for other-than-temporary impairments (“OTTI”). Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover. This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
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
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2018, 2017 and 2016 the carrying value of COLI was $873 million, $911 million and $892 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include equity, currency, and interest rate futures, total return and/or other equity swaps, interest rate swaps and floors, swaptions, variance swaps and equity options, all of which may be exchange-traded or contracted in the over-the-counter market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within “Other invested assets” or as liabilities within “Other liabilities”. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related Credit Support Annex (“CSA”) have been executed. The Company uses derivatives to manage asset/liability risk and has designated some of those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in “Net derivative gains (losses)” without considering changes in the fair value of the economically associated assets or liabilities.
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
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

•	Debt service coverage ratio – Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

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

•	Borrower/tenant related issues – Financial concerns, potential bankruptcy or words or actions that indicate imminent default or abandonment of property.

•	Payment status (current vs. delinquent) – A history of delinquent payments may be a cause for concern.

•	Property condition – Significant deferred maintenance observed during the lenders annual site inspections.

•	Other – Any other factors such as current economic conditions may call into question the performance of the loan.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Realized and unrealized holding gains (losses) on trading and equity securities are reflected in Net investment income (loss).
Unrealized investment gains (losses) on fixed maturities designated as AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, as are amounts attributable to certain pension operations, Closed Block’s policyholders’ dividend obligation, insurance liability loss recognition, DAC related to UL policies, investment-type products and participating traditional life policies.
Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as AFS and do not reflect any change in fair value of policyholders’ account balances and future policy benefits.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See Note 7 for additional information regarding determining the fair value of financial instruments.
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
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. In each reporting period, DAC is amortized to Amortization of deferred policy acquisition costs of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.
Amortization Policy
In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.
DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Accounts fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, embedded derivatives and changes in the reserve of products that have indexed features such as SCS IUL and MSO, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2018, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees) and 0.0% ((2.3)% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2018, the average rate of assumed investment yields, excluding policy loans, for the Company was

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.7% grading to 4.3% over six years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
DAC associated with non-participating traditional life policies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in income (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy. DAC related to these policies are subject to recoverability testing as part of the Company’s premium deficiency testing. If a premium deficiency exists, DAC are reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss). If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.
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
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as Premiums ceded (assumed); and Amounts due from reinsurers (Amounts due to reinsurers) are established.
Amounts currently recoverable under reinsurance agreements are included in Amounts due from reinsurers and amounts currently payable are included in Amounts due to reinsurers. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
Premiums, Policy charges and fee income and Policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in Net derivative gains (losses).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
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
Policyholders’ Account Balances and Future Policy Benefits
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
For participating traditional life insurance policies, future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial insurance assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract.
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 4.5% to 6.3% (weighted average of 5.0%) for approximately 99.2% of life insurance liabilities and from 1.6% to 5.5% (weighted average of 4.8%) for annuity liabilities.
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
Funding agreements are also reported in Policyholders’ account balances in the consolidated balance sheets. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefits (“GMDB”) and/or contain a guaranteed minimum living benefit (“GMLB,” and together with GMDB, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance,

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit (“GMIB”) base. The Company previously issued certain variable annuity products with and guaranteed income benefit (“GIB”) features, guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features. The Company has also assumed reinsurance for products with GMxB features.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIB feature with a no-lapse guarantee rider (“GMIBNLG”), GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves have been recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these Profits Followed by Losses (“PFBL”) using a dynamic approach that changes over time as the projection of future losses change.
Embedded and Freestanding Insurance Derivatives
Reserves for products considered either embedded or freestanding derivatives are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in Net derivative gains (losses). The estimated fair values of these derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Additionally, the Company cedes and assumes reinsurance of products with GMxB features, which are considered either an embedded or freestanding derivative and measured at fair value. The GMxB reinsurance contract asset and liabilities’ fair values reflect the present value of reinsurance premiums and recoveries and risk margins over a range of market-consistent economic scenarios.
Changes in the fair value of embedded and freestanding derivatives are reported in Net derivative gains (losses). Embedded derivatives in direct and assumed reinsurance contracts are reported in Future policyholders’ benefits and other policyholders’ liabilities and embedded derivatives in ceded reinsurance contracts are reported in the GMIB reinsurance contract asset, at fair value in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Policyholders’ Dividends
The amount of policyholders’ dividends to be paid (including dividends on policies included in the Closed Block) is determined annually by the board of directors of the issuing insurance company. The aggregate amount of policyholders’ dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by the Company.
Separate Accounts
Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss). For 2018, 2017 and 2016, investment results of such Separate Accounts were losses of $7.2 billion, and gains of $16.7 billion and $8.2 billion, respectively.
Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in revenues or expenses. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as Other trading in the consolidated balance sheets.
Broker-Dealer Revenues, Receivables and Payables
AXA Advisors and certain of the Company’s other subsidiaries provide investment management, brokerage and distribution services for affiliates and third parties. Third-party revenues earned from these services are reported in Other income in the Company’s consolidated statement of income (loss).
Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt
Liabilities for long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within Interest expense in the consolidated statements of income (loss). See Note 11 for additional information regarding long-term debt.
Income Taxes
The Company and certain of its consolidated subsidiaries and affiliates file a consolidated federal income tax return. The Company provides for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.
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
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are investment management and administrative service fees earned by AXA Equitable Funds Management Group, LLC (“AXA Equitable FMG”) as well as certain asset-based fees associated with insurance contracts.
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
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain mutual funds and the 1290 Funds and for the distribution primarily of EQAT and VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and VIP Trusts and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Other revenues
Also reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are other revenues from contracts with customers, primarily consisting of mutual fund reimbursements and other brokerage income.
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
Discontinued Operations
The results of operations of a component of the Company that has been disposed of are reported in discontinued operations if certain criteria are met; such as if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.  The results of AB are reflected in the Company.’s consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of disposed subsidiary on the consolidated balance sheets and net income (loss) from discontinued operations, net of taxes and noncontrolling interest on the consolidated statements of income (loss). Intercompany transactions between the Company and AB prior to the disposal have been eliminated. See Note 19 for information on discontinued operations and transactions with AB.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of our assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets (“DSI”). As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $12 million, decreased Policyholders’ benefits by $684 million, increased Net derivative losses by $1.1 billion, and decreased the Amortization of DAC by $165 million. This resulted in a decrease in the third quarter of 2018 in Income (loss) from operations, before income taxes of $228 million and decreased Net income (loss) by approximately $187 million.
In 2017, the Company made several assumption updates and model changes, including the following: (1) updated the expectation of long-term Separate Accounts volatility used in estimating policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and variable universal life contracts with secondary guarantees; (2) updated the estimated duration used to calculate policyholders’ benefits for variable annuities with GMDB and GMIB guarantees and the period over which DAC is amortized; (3) updated policyholder behavior assumptions based on emerging experience, including expectations of long-term lapse and partial withdrawal rates for variable annuities with GMxB features; (4) updated premium funding assumptions for certain universal life and variable universal life products with secondary guarantees; (5) completed its periodic review and updated its long-term mortality assumption for universal, variable universal and traditional life products; (6) updated the assumption for long-term General Account spread and yield assumptions in the DAC amortization and loss recognition testing calculations for universal life, variable universal life and deferred annuity business lines; (7) updated our maintenance expense assumption for universal life and variable universal life products; and (8) implemented other actuarial assumption updates and model changes, resulting in the full release of the reserve. The net impact of assumption changes in 2017 increased Policyholders’ benefits by $23 million, decreased the Amortization of DAC by $247 million, decreased Policy charges and fee income by $88 million, increased the fair value of our GMIB reinsurance asset by $1.5 billion and decreased the fair value of the GMIBNLG liability by $447 million.  This resulted in an increase in Income (loss) from operations, before income taxes of $1.7 billion and increased Net income by approximately $1.1 billion.
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
Revision of Prior Year Financial Statements
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these mis-classifications were not material to the financial statements of any period. However, in order to improve the consistency and comparability of the financial statements, management revised the consolidated statements of cash flows for the year ended December 31, 2017. See Note 21 for further information.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of deferred policy acquisition costs (“DAC”) in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution plan payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of deferred acquisition costs. There was no impact on Net income (loss) or Comprehensive income of this reclassification.
The reclassification adjustments for the years ended December 31, 2017 and 2016 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and distribution plan payments, and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	Years Ended December 31,
	2017	2016
	(in millions)
Reductions to expense line items:
Compensation and benefits	$128	$128
Commissions and distribution plan payments	443	460
Other operating costs and expenses	7	6
Total reductions	$578	$594

Increase to expense line item:
Amortization of deferred policy acquisition costs	$578	$594
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as AFS. As a result of the adoption of “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01) on January 1, 2018 (see Note 2), equity securities are no longer classified and accounted for as available-for-sale securities.
Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
December 31, 2018:
Fixed Maturities:
Corporate (1)	$26,690	$385	$699	$26,376	$—
U.S. Treasury, government and agency	13,646	143	454	13,335	—
States and political subdivisions	408	47	1	454	—
Foreign governments	515	17	13	519	—
Residential mortgage-backed (2)	193	9	—	202	—
Asset-backed (3)	600	1	11	590	2
Redeemable preferred stock	440	16	17	439	—
Total at December 31, 2018	$42,492	$618	$1,195	$41,915	$2

December 31, 2017:
Fixed Maturities:
Corporate (1)	$20,596	$942	$56	$21,482	$—
U.S. Treasury, government and agency	12,644	676	185	13,135	—
States and political subdivisions	414	67	—	481	—
Foreign governments	387	27	5	409	—
Residential mortgage-backed (2)	236	15	—	251	—
Asset-backed (3)	93	3	—	96	2
Redeemable preferred stock	461	44	1	504	—
Total Fixed Maturities	34,831	1,774	247	36,358	2
Equity securities	157	—	—	157	—
Total at December 31, 2017	$34,988	$1,774	$247	$36,515	$2

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

____________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in income (loss) in accordance with current accounting guidance.
The contractual maturities of AFS fixed maturities at December 31, 2018 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
December 31, 2018:
Due in one year or less	$2,085	$2,090
Due in years two through five	8,087	8,141
Due in years six through ten	14,337	14,214
Due after ten years	16,750	16,239
Subtotal	41,259	40,684
Residential mortgage-backed securities	193	202
Asset-backed securities	600	590
Redeemable preferred stock	440	439
Total at December 31, 2018	$42,492	$41,915
The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Proceeds from sales	$7,136	$7,232	$4,324
Gross gains on sales	$145	$98	$111
Gross losses on sales	$(103)	$(211)	$(58)

Total OTTI	$(37)	$(13)	$(65)
Non-credit losses recognized in OCI	—	—	—
Credit losses recognized in net income (loss)	$(37)	$(13)	$(65)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fixed Maturities - Credit Loss Impairments

	2018	2017
	(in millions)
Balances at January 1,	$(10)	$(190)
Previously recognized impairments on securities that matured, paid, prepaid or sold	1	193
Recognized impairments on securities impaired to fair value this period (1)	—	—
Impairments recognized this period on securities not previously impaired	(37)	(13)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at December 31,	$(46)	$(10)
____________

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

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	As of December 31,
	2018	2017
	(in millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$—	$1
All other	(577)	1,526
Net Unrealized Gains (Losses)	$(577)	$1,527
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
Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1	$1	$(1)	$(5)	$(4)
Net investment gains (losses) arising during the period	(1)	—	—	—	(1)
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	1	—	1
Balance, December 31, 2018	$—	$—	$—	$—	$—

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2017	$19	$(1)	$(10)	$(3)	$5
Net investment gains (losses) arising during the period	(18)	—	—	—	(18)
Reclassification adjustment:
Included in Net income (loss)	—	—	—	—	—
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	(2)	(2)
Policyholders’ liabilities	—	—	9	—	9
Balance, December 31, 2017	$1	$1	$(1)	$(5)	$(4)
____________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in income (loss) for securities with no prior OTTI loss.
All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(2,098)	—	—	—	(2,098)
Reclassification adjustment:
Included in Net income (loss)	(5)	—	—	—	(5)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	354	—	—	354
Deferred income taxes (2)	—	—	—	425	425
Policyholders’ liabilities	—	—	177	—	177
Balance, December 31, 2018	$(577)	$39	$(55)	$125	$(468)

Balance, January 1, 2017	$428	$(104)	$(188)	$(47)	$89
Net investment gains (losses) arising during the period	1,085	—	—	—	1,085
Reclassification adjustment:
Included in Net income (loss)	13	—	—	—	13
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(211)	—	—	(211)
Deferred income taxes	—	—	—	(253)	(253)
Policyholders’ liabilities	—	—	(44)	—	(44)
Balance, December 31, 2017	$1,526	$(315)	$(232)	$(300)	$679

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

____________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in income (loss) for securities with no prior OTTI loss.

(2)	Includes a $86 million income tax benefit from the impact of adoption of ASU 2018-02.
The following tables disclose the fair values and gross unrealized losses of the 1,471 issues at December 31, 2018 and the 620 issues at December 31, 2017 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2018:
Fixed Maturities:
Corporate	$8,369	$306	$6,161	$393	$14,530	$699
U.S. Treasury, government and agency	2,636	68	3,154	386	5,790	454
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	13	—	13	—
Asset-backed	558	11	6	—	564	11
Redeemable preferred stock	160	12	31	5	191	17
Total	$11,832	$400	$9,460	$795	$21,292	$1,195

December 31, 2017:
Fixed Maturities:
Corporate	$2,102	$17	$1,163	$39	$3,265	$56
U.S. Treasury, government and agency	2,150	6	3,005	179	5,155	185
States and political subdivisions	20	—	—	—	20	—
Foreign governments	11	—	73	5	84	5
Residential mortgage-backed	18	—	—	—	18	—
Asset-backed	7	—	2	—	9	—
Redeemable preferred stock	7	—	12	1	19	1
Total	$4,315	$23	$4,255	$224	$8,570	$247
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2018 and 2017 were $210 million and $182 million, respectively.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2018 and 2017, respectively, approximately $1,228 million and $1,309 million, or 2.9% and 3.8%, of the $42,492 million and $34,831 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized (losses) and gains of $(30) million and $5 million at December 31, 2018 and 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 and 2017, respectively, the $795 million and $224 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either December 31, 2018 or 2017. At December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.
At December 31, 2018, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $1 million.
At December 31, 2018 and 2017, respectively, the fair value of the Company’s trading account securities was $15,166 million and $12,277 million. Also at December 31, 2018 and 2017, respectively, trading account securities included the General Account’s investment in Separate Accounts, which had carrying values of $48 million and $49 million.
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At December 31, 2018 and 2017, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $19 million and $19 million, respectively.
Valuation Allowances for Mortgage Loans:
The change in the valuation allowance for credit losses for commercial mortgage loans during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Commercial Mortgage Loans
	2018	2017	2016
	(in millions)
Allowance for credit losses:
Beginning Balance, January 1,	$8	$8	$6
Charge-offs	—	—	—
Recoveries	(1)	—	(2)
Provision	—	—	4
Ending Balance, December 31,	$7	$8	$8

Ending Balance, December 31,
Individually Evaluated for Impairment	$7	$8	$8
There were no allowances for credit losses for agricultural mortgage loans in 2018, 2017 and 2016.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2018 and 2017. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
December 31, 2018:
Commercial Mortgage Loans (1)
0% - 50%	$780	$21	$247	$24	$—	$—	$1,072
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,948	$677	$1,510	$746	$249	$—	$9,130
Agricultural Mortgage Loans (1)
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans (1)
0% - 50%	$1,062	$168	$514	$567	$321	$51	$2,683
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,342	$870	$2,023	$1,687	$821	$82	$11,825

December 31, 2017:
Commercial Mortgage Loans (1)
0% - 50%	$742	$—	$320	$74	$—	$—	$1,136
50% - 70%	4,088	682	1,066	428	145	—	6,409
70% - 90%	169	110	196	272	50	—	797
90% plus	—	—	27	—	—	—	27
Total Commercial Mortgage Loans	$4,999	$792	$1,609	$774	$195	$—	$8,369
Agricultural Mortgage Loans (1)
0% - 50%	$272	$149	$275	$515	$316	$30	$1,557
50% - 70%	111	46	227	359	221	49	1,013
70% - 90%	—	—	—	4	—	—	4
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$383	$195	$502	$878	$537	$79	$2,574
Total Mortgage Loans (1)
0% - 50%	$1,014	$149	$595	$589	$316	$30	$2,693
50% - 70%	4,199	728	1,293	787	366	49	7,422
70% - 90%	169	110	196	276	50	—	801
90% plus	—	—	27	—	—	—	27
Total Mortgage Loans	$5,382	$987	$2,111	$1,652	$732	$79	$10,943
__________

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2018 and 2017, respectively:
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
	(in millions)
December 31, 2018:
Commercial	$—	$—	$27	$27	$9,103	$9,130	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,730	$11,825	$40

December 31, 2017:
Commercial	$27	$—	$—	$27	$8,342	$8,369	$—
Agricultural	49	3	22	74	2,500	2,574	22
Total Mortgage Loans	$76	$3	$22	$101	$10,842	$10,943	$22
The following table provides information relating to impaired mortgage loans at December 31, 2018 and 2017, respectively:
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized
	(in millions)
December 31, 2018:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	2	2	—	—	—
Total	$2	$2	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$31	$(7)	$27	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$31	$(7)	$27	$—

December 31, 2017:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$31	$(8)	$27	$2
Agricultural mortgage loans	—	—	—	—	—
Total	$27	$31	$(8)	$27	$2

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

____________
(1)Represents a five-quarter average of recorded amortized cost.
Derivatives and Offsetting Assets and Liabilities
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program, the Company derecognized approximately $3,905 million of U.S. Treasury securities for which the Company received proceeds of approximately $3,905 million at inception of the total return swap contract. Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At December 31, 2018, the aggregate fair value of U.S. Treasury securities derecognized under this program was approximately $3,690 million. Reported in Other invested assets in the Company’s balance sheet at December 31, 2018 is approximately $24 million, representing the fair value of the total return swap contracts.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivatives used to hedge currency fluctuations on affiliated loans
The Company uses foreign exchange derivatives to reduce exposure to currency fluctuations that may arise from non-U.S.-dollar denominated financial instruments. The Company had a currency swap contract with AXA to hedge foreign exchange exposure from affiliated loans, which matured in March 2018.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
Derivative Instruments by Category
At December 31, 2018

		Fair Value		Gains (Losses) Reported In Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (4):
Equity contracts:
Futures	$10,411	$—	$—	$550
Swaps	7,697	140	168	675
Options	21,698	2,119	1,163	(899)
Interest rate contracts:
Swaps	27,003	632	194	(456)
Futures	11,448	—	—	118
Credit contracts:
Credit default swaps	1,282	17	—	(3)
Other freestanding contracts:
Foreign currency contracts	2,097	27	14	6
Margin	—	7	5	—
Collateral	—	3	1,564	—

Embedded Derivatives:
GMIB reinsurance contracts (4)	—	1,991	—	(1,068)
GMxB derivative features liability (2) (4)	—	—	5,431	(786)
SCS, SIO, MSO and IUL indexed features (3) (4)	—	—	687	853
Balances, December 31, 2018	$81,636	$4,936	$9,226	$(1,010)
____________
(1)Reported in Other invested assets in the consolidated balance sheets.
(2)Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.
(4)Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category
At December 31, 2017

		Fair Value		Gains (Losses) Reported In Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (4):
Equity contracts:
Futures	$2,950	$—	$—	$(655)
Swaps	4,587	3	125	(842)
Options	20,630	3,334	1,426	1,203
Interest rate contracts:
Swaps	18,988	319	190	655
Futures	11,032	—	—	125
Credit contracts:
Credit default swaps	2,057	34	2	21
Other freestanding contracts:
Foreign currency contracts	1,297	11	2	(38)
Margin	—	18	—	—
Collateral	—	3	1,855	—

Embedded Derivatives:
GMIB reinsurance contracts (4)	—	10,488	—	69
GMxB derivative features liability (2) (4)	—	—	4,256	1,592
SCS, SIO, MSO and IUL indexed features (3) (4)	—	—	1,698	(1,236)
Balances, December 31, 2017	$61,541	$14,210	$9,554	$894
____________
(1)Reported in Other invested assets in the consolidated balance sheets.
(2)Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(3)	SCS, SIO, MSO and UIL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.
(4)Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at December 31, 2018 are exchange-traded and net settled daily in cash. At December 31, 2018, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $245 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $70 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $25 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At December 31, 2018 and 2017, respectively, the Company held $1,564 million and $1,855 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

invested assets. The Company posted collateral of $3 million and $3 million at December 31, 2018 and 2017, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At December 31, 2018 and 2017, the balance outstanding under securities repurchase transactions was $573 million and $1,887 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligations under Funding Agreements” in Note 17 - Commitments and Contingent Liabilities.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2018:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets
Total Derivatives	$2,946	$2,912	$34
Other financial instruments	1,520	—	1,520
Other invested assets	$4,466	$2,912	$1,554

Liabilities
Total Derivatives	$3,109	$2,912	$197
Other financial liabilities	1,263	—	1,263
Other liabilities	$4,372	$2,912	$1,460
Securities sold under agreement to repurchase (1)	$571	$—	$571
____________

(1)	Excludes expense of $2 million in securities sold under agreement to repurchase.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash (3)	Net Amount
	(in millions)
Assets
Total Derivatives	$1,397	$—	$(1,363)	$34
Other financial instruments	1,520	—	—	1,520
Other invested assets	$2,917	$—	$(1,363)	$1,554

Liabilities
Total Derivatives	$197	$—	$—	$197
Other financial liabilities	1,263	—	—	1,263
Other liabilities	$1,460	$—	$—	$1,460
Securities sold under agreement to repurchase (1) (2) (3)	$571	$(588)	$—	$(17)
____________

(1)	Excludes expense of $2 million in securities sold under agreement to repurchase.

(2)	US Treasury and agency securities are in fixed maturities available-for-sale on the consolidated balance sheets.

(3)	Cash is in Cash and cash equivalents on consolidated balance sheets.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2018:
Repurchase Agreement Accounted for as Secured Borrowings
December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1)
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
____________

(1)	Excludes expense of $2 million in securities sold under agreement to repurchase.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2017.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2017

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets
Total Derivatives	$3,740	$3,614	$126
Other financial instruments	1,704	—	1,704
Other invested assets	$5,444	$3,614	$1,830

Liabilities
Total Derivatives	$3,614	$3,614	$—
Other financial liabilities	1,242	—	1,242
Other liabilities	$4,856	$3,614	$1,242
Securities sold under agreement to repurchase (1)	$1,882	$—	$1,882
____________

(1)	Excludes expense of $5 million included in Securities sold under agreements to repurchase on the consolidated balance sheets.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2017:
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2017

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash (3)	Net Amount
	(in millions)
Assets
Total derivatives	$1,954	$—	$(1,828)	$126
Other financial instruments	1,704	—	—	1,704
Other invested assets	$3,658	$—	$(1,828)	$1,830

Liabilities
Other financial liabilities	$1,242	$—	$—	$1,242
Other liabilities	$1,242	$—	$—	$1,242
Securities sold under agreement to repurchase (1) (2) (3)	$1,882	$(1,988)	$(21)	$(127)
____________

(1)	Excludes expense of $5 million in securities sold under agreement to repurchase.

(2)	U.S. Treasury and agency securities are in fixed maturities available-for-sale on the consolidated balance sheets.

(3)	Cash is included in Cash and cash equivalents on consolidated balance sheets.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2017:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1)
U.S. Treasury and agency securities	$—	$1,882	$—	$—	$1,882
Total	$—	$1,882	$—	$—	$1,882
____________

(1)	Excludes expense of $5 million in securities sold under agreements to repurchase on the consolidated balance sheets.
Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

	Years Ended December 31
	2018	2017	2016
	(in millions)
Fixed maturities	$1,540	$1,365	$1,418
Mortgage loans on real estate	494	453	461
Real estate held for the production of income	(6)	2	—
Repurchase agreement	—	—	1
Other equity investments	123	169	55
Policy loans	201	205	210
Trading securities	128	258	64
Other investment income	69	54	16
Gross investment income (loss)	2,549	2,506	2,225
Investment expenses (1)	(71)	(65)	(57)
Net Investment Income (Loss)	$2,478	$2,441	$2,168
____________
(1)Investment expenses includes expenses related to the management of the two buildings sold in 2016.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the consolidated statements of income (loss). The table below shows a breakdown of Net investment income from trading account securities during the years ended December 31, 2018, 2017 and 2016:
Net Investment Income (Loss) from Trading Securities

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(174)	$63	$(45)
Net investment gains (losses) recognized on securities sold during the period	(24)	(19)	(11)
Unrealized and realized gains (losses) on trading securities	(198)	44	(56)
Interest and dividend income from trading securities	326	214	120
Net investment income (loss) from trading securities	$128	$258	$64

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Fixed maturities	$6	$(130)	$(3)
Mortgage loans on real estate	—	2	(2)
Other equity investments	—	3	—
Other	(2)	—	23
Investment gains (losses), net	$4	$(125)	$18
For the years ended December 31, 2018, 2017 and 2016, respectively, investment results passed through to certain participating group annuity contracts as Interest credited to policyholders’ account balances totaled $3 million, $3 million and $4 million.
4)    INTANGIBLE ASSETS
Capitalized Software
Capitalized software, net of accumulated amortization, amounted to $115 million and $96 million at December 31, 2018 and 2017, respectively, and is recorded in Other assets. Amortization of capitalized software in 2018, 2017 and 2016 was $35 million, $37 million and $42 million, respectively, recorded in other Operating costs and expenses in the consolidated statements of income (loss). Amortization expense for capitalized software is expected to be approximately $43 million in 2019, $47 million in 2020, $47 million in 2021, $47 million in 2022 and $47 million 2023.
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.
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
Summarized financial information for the Company’s Closed Block is as follows:

	As of December 31,
	2018	2017
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,709	$6,958
Policyholder’ dividend obligation	—	19
Other liabilities	47	271
Total Closed Block liabilities	6,756	7,248

Assets Designated To The Closed Block:
Fixed maturities, available for sale, at fair value (amortized cost of $ 3,680 and $3,923)	3,672	4,070
Mortgage loans on real estate, net of valuation allowance of $- and $-	1,824	1,720
Policy loans	736	781
Cash and other invested assets	76	351
Other assets	179	182
Total assets designated to the Closed Block	6,487	7,104

Excess of Closed Block liabilities over assets designated to the Closed Block	269	144
Amounts included in Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation of $- and $19	8	138
Maximum future income to be recognized from closed block assets and liabilities	$277	$282

The Company’s Closed Block revenues and expenses follow:

	Years ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Premiums and other income	$194	$224	$212
Net investment income (loss)	291	314	349
Investment gains (losses), net	(3)	(20)	(1)
Total revenues	482	518	560

Benefits and Other Deductions:
Policyholders’ benefits and dividends	471	537	522
Other operating costs and expenses	3	2	4
Total benefits and other deductions	474	539	526
Net income, before income taxes	8	(21)	34
Income tax (expense) benefit	(3)	(36)	(12)
Net income (losses)	$5	$(57)	$22
A reconciliation of the Company’s policyholders’ dividend obligation follows:

	December 31,
	2018	2017
	(in millions)
Balance, beginning of year	$19	$52
Unrealized investment gains (losses)	(19)	(33)
Balance, end of year	$—	$19
6)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the deferred policy acquisition cost asset for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of year	$4,492	$5,025	$5,079
Capitalization of commissions, sales and issue expenses	597	578	594
Amortization:
Impact of assumptions updates and model changes	165	(247)	(193)
All other	(596)	(653)	(449)
Total amortization	(431)	(900)	(642)
Change in unrealized investment gains and losses	353	(211)	(6)
Balance, end of year	$5,011	$4,492	$5,025

Changes in the deferred asset for policyholder bonus interest credits for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of year	$473	$504	$534
Policyholder bonus interest credits deferred	4	6	13
Amortization charged to income	(51)	(37)	(43)
Balance, end of year	$426	$473	$504
7)    FAIR VALUE DISCLOSURES
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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2018 and December 31, 2017, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.
Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$25,202	$1,174	$26,376
U.S. Treasury, government and agency	—	13,335	—	13,335
States and political subdivisions	—	416	38	454
Foreign governments	—	519	—	519
Residential mortgage-backed (2)	—	202	—	202
Asset-backed (3)	—	71	519	590
Redeemable preferred stock	163	276	—	439
Total fixed maturities, available-for-sale	163	40,021	1,731	41,915
Other equity investments	12	—	—	12
Trading securities	218	14,919	29	15,166
Other invested assets:
Short-term investments	—	412	—	412
Assets of consolidated VIEs/VOEs	—	—	19	19
Swaps	—	423	—	423
Credit default swaps	—	17	—	17
Options	—	956	—	956
Total other invested assets	—	1,808	19	1,827
Cash equivalents	2,160	—	—	2,160
GMIB reinsurance contracts asset	—	—	1,991	1,991
Separate Accounts assets	105,159	2,733	374	108,266
Total Assets	$107,712	$59,481	$4,144	$171,337

Liabilities
GMxB derivative features’ liability	$—	$—	$5,431	$5,431
SCS, SIO, MSO and IUL indexed features’ liability	—	687	—	687
Total Liabilities	$—	$687	$5,431	$6,118
____________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$20,343	$1,139	$21,482
U.S. Treasury, government and agency	—	13,135	—	13,135
States and political subdivisions	—	441	40	481
Foreign governments	—	409	—	409
Residential mortgage-backed (2)	—	251	—	251
Asset-backed (3)	—	88	8	96
Redeemable preferred stock	180	324	—	504
Total fixed maturities, available-for-sale	180	34,991	1,187	36,358
Other equity investments	13	—	—	13
Trading securities	180	12,097	—	12,277
Other invested assets
Short-term investments	—	763	—	763
Assets of consolidated VIEs/VOEs	—	—	25	25
Swaps	—	15	—	15
Credit default swaps	—	33	—	33
Options	—	1,907	—	1,907
Total other invested assets	—	2,718	25	2,743
Cash equivalents	1,908	—	—	1,908
Segregated securities	—	9	—	9
GMIB reinsurance contracts asset	—	—	10,488	10,488
Separate Accounts assets	118,983	2,983	349	122,315
Total Assets	$121,264	$52,798	$12,049	$186,111

Liabilities
GMxB derivative features’ liability	$—	$—	$4,256	$4,256
SCS, SIO, MSO and IUL indexed features’ liability	—	1,698	—	1,698
Total Liabilities	$—	$1,698	$4,256	$5,954
_______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 3 are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Account assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less and are carried at cost as a proxy for fair value measurement due to their short-term nature.
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury bills segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain Company products such as the SCS and EQUI-VEST variable annuity products, and in the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have 1, 3, 5, or 6-year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
The Company’s investments classified as Level 3 primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, asset-backed securities are classified as Level 3.
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
Level 3 also includes the GMIB reinsurance contract assets which are accounted for as derivative contracts. The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity separate account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset and liabilities and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $184 million and $69 million at December 31, 2018 and 2017, respectively, to recognize incremental counterparty non-performance risk.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3 and primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
In 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $83 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.9% of total equity at December 31, 2018.
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
The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2018, 2017 and 2016 respectively:
Level 3 Instruments Fair Value Measurements

	Corporate	State and Political Subdivisions	Foreign Governments	Commercial Mortgage- backed	Asset-backed
	(in millions)
Balance, January 1, 2018	$1,139	$40	$—	$—	$8
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	7	—	—	—	(2)
Investment gains (losses), net	(8)	—	—	—	—
Subtotal	(1)	—	—	—	(2)
Other comprehensive income (loss)	(20)	(1)	—	—	(7)
Purchases	322	—	—	—	550
Sales	(321)	(1)	—	—	(30)
Transfers into Level 3 (1)	83	—	—	—	—
Transfers out of Level 3 (1)	(28)	—	—	—	—
Balance, December 31, 2018	$1,174	$38	$—	$—	$519

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Corporate	State and Political Subdivisions	Foreign Governments	Commercial Mortgage- backed	Asset-backed
	(in millions)
Balance, January 1, 2017	$845	$42	$—	$349	$24
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	5	—	—	(2)	—
Investment gains (losses), net	2	—	—	(63)	15
Subtotal	7	—	—	(65)	15
Other comprehensive income (loss)	4	(1)	—	45	(9)
Purchases	612	—	—	—	—
Sales	(331)	(1)	—	(329)	(21)
Transfers into Level 3 (1)	7	—	—	—	—
Transfers out of Level 3 (1)	(5)	—	—	—	(1)
Balance, December 31, 2017	$1,139	$40	$—	$—	$8

Balance, January 1, 2016	$420	$45	$1	$503	$40
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	1	—	—	(67)	—
Subtotal	1	—	—	(67)	—
Other comprehensive income (loss)	7	(2)	—	14	1
Purchases	572	—	—	—	—
Sales	(142)	(1)	—	(87)	(8)
Transfers into Level 3 (1)	25	—	—	—	—
Transfers out of Level 3 (1)	(38)	—	(1)	(14)	(9)
Balance, December 31, 2016	$845	$42	$—	$349	$24

	Redeemable Preferred Stock	Other Equity Investments (2)	GMIB Reinsurance Asset	Separate Account Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2018	$—	$25	$10,488	$349	$(4,256)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	26	—
Net derivative gains (losses), excluding non-performance risk	—	—	(972)	—	(296)
Non-performance risk (4)	—	—	(96)	—	(490)
Subtotal	—	—	(1,068)	26	(786)
Purchases (2)	—	29	96	5	(403)
Sales (3)	—	—	(62)	(1)	14
Settlements	—	—	(7,463)	(5)	—
Activity related to consolidated VIEs/VOEs	—	(6)	—	—	—
Transfers into Level 3 (1)	—	5	—	—	—
Transfers out of Level 3 (1)	—	(5)	—	—	—
Balance, December 31, 2018	$—	$48	$1,991	$374	$(5,431)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Redeemable Preferred Stock	Other Equity Investments (2)	GMIB Reinsurance Asset	Separate Account Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2017	$1	$40	$10,313	$313	$(5,473)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	29	—
Net derivative gains (losses), excluding non-performance risk	—	—	(6)	—	1,443
Non-performance risk (4)	—	—	75	—	149
Subtotal	—	—	69	29	1,592
Other comprehensive income(loss)	(1)	—	—	—	—
Purchases (2)	—	—	221	13	(381)
Sales (3)	—	—	(115)	(2)	6
Settlements	—	—	—	(4)	—
Activity related to consolidated VIEs/VOEs	—	(15)	—	—	—
Transfers into level 3 (1)	—	—	—	—	—
Transfers out of level 3 (1)	—	—	—	—	—
Balance, December 31, 2017	$—	$25	$10,488	$349	$(4,256)

Balance, January 1, 2016	$—	$1	$10,582	$313	$(5,266)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	19	—
Net derivative gains (losses), excluding non-performance risk	—	—	(242)	—	(126)
Non-performance risk (4)	—	—	(20)	—	263
Subtotal	—	—	(262)	19	137
Other comprehensive income (loss)	—	(1)	—	—	—
Purchases (2)	1	—	223	10	(348)
Sales (3)	—	—	(230)	—	4
Settlements	—	—	—	(7)	—
Activities related to consolidated VIEs/VOEs	—	40	—	—	—
Transfers into level 3 (1)	—	—	—	1	—
Transfers out of level 3 (1)	—		—	(23)	—
Balance, December 31, 2016	$1	$40	$10,313	$313	$(5,473)
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

(2)	For the GMIB reinsurance contract asset, and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	The Company’s non-performance risk is recorded through Net derivative gains (losses).
The table below details changes in unrealized gains (losses) for 2018, 2017 and 2016 by category for Level 3 assets and liabilities still held at December 31, 2018, 2017 and 2016 respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Earnings (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held as of December 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$—	$(18)
State and political subdivisions	—	—	(1)
Asset-backed	—	—	(7)
Subtotal	—	—	(26)
GMIB reinsurance contracts	—	(1,068)	—
Separate Accounts assets (1)	26	—	—
GMxB derivative features liability	—	(786)	—
Total	$26	$(1,854)	$(26)

Held as of December 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$—	$4
Commercial mortgage-backed	—	—	45
Asset-backed	—	—	(9)
Subtotal	—	—	40
GMIB reinsurance contracts	—	69	—
Separate Accounts assets (1)	29	—	—
GMxB derivative features liability	—	1,592	—
Total	$29	$1,661	$40

Held as of December 31, 2016:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale
Corporate	$—	$—	$11
State and political subdivisions	—	—	(1)
Commercial mortgage-backed	—	—	9
Asset-backed	—	—	1
Subtotal	—	—	20
GMIB reinsurance contracts	—	(262)	—
Separate Accounts assets (1)	20	—	—
GMxB derivative features liability	—	137	—
Total	$20	$(125)	$20
____________
(1)There is an investment expense that offsets this investment gain (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2018 and 2017, respectively.
Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$93	Matrix pricing model	Spread over Benchmark	15 - 580 bps	104 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248 bps 5.1%
GMIB reinsurance contract asset	1,991	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 74 - 159 bps 10.0% - 34.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 5.7% 10.0% - 34.0%
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$53	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 - 565 bps	125 bps
	789	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	5.3x - 27.9x 7.2% - 17.0% 9.0x - 17.7x	12.9x 11.1% 13.1x
Separate Accounts assets	326	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.6% 5.6% 6.6%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	243 bps 4.4%
GMIB reinsurance contract asset	10,488	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.3% 0.0% - 8.0% 0.0% - 16.0% 5bps - 10bps 9.9% - 30.9% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	4,149	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates NLG Forfeiture rates Long-term equity volatility Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% 0.8% - 26.2% 0.0% - 12.4% 0.0% - 16.0% 0.6% - 2.1% 20.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.9% - 5.7% 0.0% - 7.0% 0.0% - 16.0% 9.9% - 30.9%
GIB	(27)	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%
GMAB	5	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 9.9% - 30.9%
____________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at December 31, 2018 and 2017, respectively, are approximately $826 million and $392 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2018 and 2017, there were no Level 3 securities that were determined by application of a matrix-pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2018 and 2017, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
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
Separate Accounts assets classified as Level 3 in the table at December 31, 2018 and 2017, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying values and fair values at December 31, 2018 and 2017 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2018:
Mortgage loans on real estate	$11,818	$—	$—	$11,478	$11,478
Loans to affiliates	600	—	603	—	603
Policyholders’ liabilities: Investment contracts	1,974	—	—	2,015	2,015
FHLBNY funding agreements	4,002	—	3,956	—	3,956
Policy loans	3,267	—	—	3,944	3,944
Short-term and long-term debt	—	—	—	—	—
Loans from affiliates	572	—	572	—	572
Separate Accounts liabilities	7,406	—	—	7,406	7,406

December 31, 2017:
Mortgage loans on real estate	$10,935	$—	$—	$10,895	$10,895
Loans to affiliates	703	—	700	—	700
Policyholders’ liabilities: Investment contracts	2,068	—	—	2,170	2,170
FHLBNY funding agreements	3,014	—	3,020	—	3,020
Policy loans	3,315	—	—	4,210	4,210
Short-term and long-term debt	203	—	202	—	202
Separate Accounts liabilities	7,537	—	—	7,537	7,537
As our COLI policies are recorded at their cash surrender value, they are not required to be included in the table above. For further details of our accounting policies pertaining to COLI, see Note 2.
Fair values for commercial and agricultural mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived based on the appropriate U.S. Treasury rate with a like term to the remaining term of the loan to which a spread reflective of the risk premium associated with the specific loan is added. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
Fair values for the Company’s long-term debt related to real estate joint ventures are determined by a third-party appraisal and assessed for reasonableness. The Company’s short-term debt primarily includes commercial paper with short-term maturities and carrying value approximates fair value. The fair values for the Company’s other long-term debt are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. treasury yield curve and historical loan repayment patterns.
The fair values of the Company’s funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features and no NLG Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and no NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and
No NLG Feature
For the Years Ended December 31, 2018, 2017 and 2016

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at January 1, 2016	$2,991	$(1,430)	$3,886	$(10,575)
Paid guarantee benefits	(357)	174	(281)	230
Other changes in reserve	525	(302)	203	31
Balance at December 31, 2016	3,159	(1,558)	3,808	(10,314)
Paid guarantee benefits	(354)	171	(151)	115
Other changes in reserve	1,249	(643)	1,097	(289)
Balance at December 31, 2017	4,054	(2,030)	4,754	(10,488)
Paid guarantee benefits	(394)	70	(153)	61
Other changes in reserve	994	1,853	(860)	8,435
Balance at December 31, 2018	$4,654	$(107)	$3,741	$(1,992)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features liability, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2018 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features
As of December 31, 2018

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions; except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,035	$102	$61	$184	$14,382
Separate Accounts	41,463	8,382	2,903	30,406	83,154
Total Account Values	$55,498	$8,484	$2,964	$30,590	$97,536

Net Amount at Risk, gross	$418	$791	$2,291	$20,587	$24,087
Net Amount at Risk, net of amounts reinsured	$418	$772	$1,615	$20,587	$23,392

Average attained age of policyholders (in years)	51.4	67.0	73.6	69.0	55.3
Percentage of policyholders over age 70	10.0%	43.0%	65.5%	49.9%	18.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$19	$251	$270
Separate Accounts	—	—	19,407	33,428	52,835
Total Account Values	$—	$—	$19,426	$33,679	$53,105

Net Amount at Risk, gross	$—	$—	$994	$9,156	$10,150
Net Amount at Risk, net of amounts reinsured	$—	$—	$309	$8,268	$8,577

Average attained age of policyholders (in years)	N/A	N/A	68.9	68.8	68.8
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.5	0.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance Agreements” in Note 10.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Separate Account Investments by Investment Category Underlying Variable Annuity Contracts with GMDB and GMIB Features
The total Account Values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB features. The investment performance of the assets impacts the related Account Values and, consequently, the NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Variable Insurance Trust Mutual Funds

	As of December 31,
	2018		2017
	GMDB	GMIB	GMDB	GMIB
	(in millions)
Investment type:
Equity	$35,541	$15,759	$41,658	$19,676
Fixed income	5,173	2,812	5,469	3,110
Balanced	41,588	33,974	46,577	38,398
Other	852	290	968	314
Total	$83,154	$52,835	$94,672	$61,498
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
The change in the liabilities for NLG liabilities, reflected in the General Account in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets is summarized in the table below:

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2016	$1,144	$(510)	$634
Other changes in reserves	38	(96)	(58)
Balance at December 31, 2016	1,182	(606)	576
Paid guarantee benefits	(24)	—	(24)
Other changes in reserves	(466)	(58)	(524)
Balance at December 31, 2017	692	(664)	28

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Paid guarantee benefits	(23)	—	(23)
Other changes in reserves	118	(69)	49
Balance at December 31, 2018	$787	$(733)	$54

9)    REVENUE RECOGNITION
See “Revenue Recognition” in Note 2 for a description of the revenues presented in the table below. The adoption of ASC 606 had no material impact on revenue recognition in 2018. The table below presents the revenues recognized for the years ended December 31, 2018, 2017 and 2016, disaggregated by category:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Investment management, advisory and service fees:
Base fees	$728	$720	$674
Distribution services	301	287	277
Total investment management and service fees	$1,029	$1,007	$951

Other income	$33	$35	$23
For revenue related to AB, see Note 19.
10)    REINSURANCE AGREEMENTS
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability. The following table summarizes the effect of reinsurance:

	Years Ended December 31,
	2018	2017	2016
		(in millions)
Direct premiums	$836	$880	$850
Reinsurance assumed	186	195	206
Reinsurance ceded	(160)	(171)	(176)
Net premiums	$862	$904	$880
Policy charges and fee income ceded	$467	$718	$640
Policyholders’ benefits ceded	$592	$694	$942
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
Effective February 1, 2018, AXA Equitable Life entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities (“SPDA”) products issued between 1978-2001 and its Guaranteed Growth Annuity (“GGA”) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, AXA Equitable Life transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by AXA Equitable Life to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, AXA Equitable Life applied deposit accounting. Accordingly, AXA Equitable

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Life recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.
At December 31, 2018 and 2017, the Company had reinsured with non-affiliates in the aggregate approximately 2.9% and 3.5%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 15.5% and 16.8% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 8 .
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives were $1,991 million and $10,488 million at December 31, 2018 and 2017, respectively. The estimated fair values decreased $8,497 million and $268 million during 2018 and 2016, respectively, and increased $174 million during 2017.
At December 31, 2018 and 2017, third-party reinsurance recoverables related to insurance contracts amounted to $2,243 million and $2,420 million, respectively. Additionally, $1,689 million and $1,882 million of the amounts due from reinsurers related to two specific reinsurers, Zurich Insurance Company Ltd. (AA - rating by S&P), and Paul Revere Life Insurance Company (A- rating by S&P).
Reinsurance payables related to insurance contracts were $113 million and $134 million, at December 31, 2018 and 2017, respectively.
The Company cedes substantially all of its group health business to a third-party insurer. Insurance liabilities ceded totaled $62 million and $71 million at December 31, 2018 and 2017, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $712 million and $716 million at December 31, 2018 and 2017, respectively.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 12.
11)    LONG-TERM DEBT
Disposition of Real Estate Joint Ventures
In March 2018, the Company sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $202 million of long-term debt on the Company’s balance sheet for the year ended December 31, 2018.
12)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. The Company has entered into a number of related party transactions with AXA and its subsidiaries that are not part of the Company (collectively, “AXA Affiliates”) and other related parties that are described herein.
Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, the Company is subject to Holdings’ related party transaction policy which requires certain related party transactions to be reviewed and approved by independent Audit Committee members.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cost Sharing and General Service Agreements
In the second quarter of 2018, AXA Equitable entered into a general services agreement with Holdings whereby AXA Equitable will benefit from the services received by Holdings from AXA Affiliates for a limited period following the Holdings IPO under a transition services agreement. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various AXA Affiliates. AXA Equitable continues to provide services to Holdings and various AXA Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $138 million for the year ended December 31, 2018 and are allocated based on cost center tracking of expenses. The cost centers are approved once a year and are updated based on business area needs throughout the year.
Loans to Affiliates:
Affiliate Loans
On April 20, 2018, AXA Equitable made a loan of $800 million to Holdings with an interest rate of 3.69% and maturing on April 20, 2021. Holdings repaid $200 million of the note on December 21, 2018. The unpaid principal balance of the note as of December 31, 2018 is $600 million.
In September 2007, AXA issued a $700 million 5.7% Senior Unsecured Note to the Company. In January 2018, AXA pre-paid $50 million of the note. In April 2018, AXA pre-paid the remaining unpaid principal balance of this note.
Senior Surplus Notes
On December 28, 2018, AXA Equitable, issued a $572 million senior surplus note due December 28, 2019 to Holdings, which bears interest at a fixed rate of 3.75%, payable semi-annually. The surplus note is intended to have priority in right of payments and in all other respects to any and all other surplus notes issued by AXA Equitable at any time. AXA Equitable repaid this note on March 5, 2019.
Affiliate fees, revenue and expenses
Investment management and service fees and expenses
AXA Equitable FMG, a subsidiary of AXA Equitable, provides investment management and administrative services to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
AXA Investment Managers Inc. (“AXA IM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”) provide sub-advisory services with respect to certain portfolios of EQAT, VIP Trust and the Other AXA Trusts. Also, AXA IM and AXA Real Estate Investment Managers (“AXA REIM”) manage certain General Account investments. Fees paid to these affiliates are based on investment advisory service agreements with each affiliate.
Effective December 31, 2018, AXA Equitable transferred its interest in ABLP, AB Holdings and the General Partner to a newly formed subsidiary and distributed the shares of the subsidiary to its direct parent which subsequently distributed the shares to Holdings (the “AB Business Transfer”). Accordingly, AB’s related party transactions with AXA Affiliates and mutual funds sponsored by AB are now reflected as a discontinued operation in the Company’s consolidated financial statements for all periods presented. Investment management and other services provided by AB to mutual funds sponsored by AB prior to the AB Business Transfer will continue based upon the Company’s business needs. See Note 19 for further details of the AB Business Transfer and the discontinued operation.
Affiliated distribution revenue and expenses
AXA Distributors receives commissions and fee revenue from MONY America for sales of its insurance products. The commissions and fees earned from MONY America are based on the various selling agreements.
AXA Equitable pays commissions and fees to AXA Distribution Holding Corporation and its subsidiaries (“AXA Distribution”) for sales of insurance products. The commissions and fees paid to AXA Distribution are based on various selling agreements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Insurance related transactions
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
On April 12, 2018, AXA Equitable completed the unwind of the reinsurance previously provided to AXA Equitable by AXA RE Arizona. Accordingly, all of the business previously ceded to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company (“EQ AZ Life Re”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona was merged with and into AXA Equitable. Following AXA RE Arizona’s merger with and into AXA Equitable, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future AXA Equitable may reinsure the GMxB Business with third parties.
AXA RE Arizona novated the Life Business from AXA RE Arizona to EQ AZ Life Re as part of the GMxB Unwind. As a result, EQ AZ Life Re reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007 and the Excess Risks.
The GMxB Unwind was considered a pre-existing relationship required to be effectively settled at fair value. The loss relating to this relationship resulted from the settlement of the reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities related to this relationship recorded in the Company’s historical accounts. The pre-tax loss recognized in the second quarter of 2018 was $2.6 billion ($2.1 billion net of tax). The Company wrote-off a $1.8 billion deferred cost of reinsurance asset which was previously reported in Other assets. Additionally, the remaining portion of the loss was determining by calculating the difference between the fair value of the assets received compared to the fair value of the assets and liabilities already recorded within the Company’s consolidated financial statements. The Company’s primary assets previously recorded were reinsurance recoverables, including the reinsurance recoverable associated with GMDB business. There was an approximate $400 million difference between the fair value of the GMDB recoverable compared to its carrying value which is accounted for under ASC 944.
The assets received and the assets removed were as follows:

	As of April 12, 2018
	(in millions)
	Assets Received	Assets Removed
Assets at fair value:
Fixed income securities	$7,083
Short-term investments	205
Money market funds	2
Accrued interest	43
Derivatives	282
Cash and cash equivalents	1,273
Total	$8,888

Deferred cost of reinsurance asset		$1,839
GMDB ceded reserves		2,317
GMIB reinsurance contract asset		7,463
Payable to AXA RE Arizona		270
Total		$11,889

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant non-cash transactions involved in the unwind of the reinsurance previously provided to AXA Equitable Life by AXA RE Arizona included: (a) the increase in total investments includes non-cash activities of $7,615 million for assets received related to the recapture transaction, (b) cancellation of the $300 million surplus note between the Company and AXA RE Arizona, and (c) settlement of the intercompany receivables/payables to AXA RE Arizona of $270 million. In addition, upon merging the remaining assets of AXA Re Arizona into AXA Equitable, $1.2 billion of deferred tax assets were recorded on the balance sheet through an adjustment to Capital in excess of par value.
The reinsurance arrangements with EQ AZ Life Re provide important capital management benefits to AXA Equitable. At December 31, 2018, the Company’s GMIB reinsurance asset with EQ AZ Life Re had carrying values of $259 million and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2018 totaled approximately $100 million. Ceded claims paid in 2018 were $78 million.
Prior to April 2018, AXA Equitable reinsured to AXA RE Arizona, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA RE Arizona also reinsured a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA RE Arizona provided important capital management benefits to AXA Equitable. At December 31, 2017, the Company’s GMIB reinsurance asset with AXA RE Arizona had a carrying value of $8,594 million and was reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2017 and 2016 totaled approximately $454 million and $447 million, respectively. Ceded claims paid in 2017 and 2016 were $213 million and $65 million, respectively.
The Company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent that EQ AZ Life Re holds assets in an irrevocable trust (the “Trust”). At December 31, 2018, EQ AZ Life Re held assets of $1.6 billion in the Trust, and had letters of credit of $2.5 billion, which are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact EQ AZ Life Re’s liquidity.
AXA Global Life retrocedes a quota share portion of certain life and health risks of various AXA Affiliates to AXA Equitable on a one-year term basis. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to AXA Equitable.
Premiums earned in 2018, 2017 and 2016 were $20 million, $20 million and $20 million, respectively. Claims and expenses paid in 2018, 2017 and 2016 were $8 million, $5 million, and $6 million, respectively.
Reinsurance Ceded
AXA Equitable cedes a portion of its life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life, an affiliate. AXA Global Life, in turn, retrocedes a quota share portion of these risks prior to 2008 to AXA Equitable on a one-year term basis.
AXA Equitable has entered into a Life Catastrophe Excess of Loss Reinsurance Agreement with a number of subscribing reinsurers, including AXA Global Life. AXA Global Life participates in 5% of the pool, pro-rata, across the upper and lower layers.
Premiums and expenses paid for the above agreements in 2018, 2017 and 2016 were $4 million, $4 million, and $4 million, respectively.
Other Transactions
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. As a result, Holdings assumed AXA Financial’s obligations with respect to the Company, including obligations related to certain benefit plans.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, AXA Equitable sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the reduction of $202 million of long-term debt on the Company’s balance sheet for the year ended December 31, 2018.
In 2016, AXA Equitable and Saum Sing LLC (“Saum Sing”), an affiliate, formed Broad Vista Partners LLC (“Broad Vista”), of which AXA Equitable owns 70% and Saum Sing owns 30%. On June 30, 2016, Broad Vista entered into a real estate joint venture with a third party and AXA Equitable invested approximately $25 million.
Insurance Coverage Provided by XL Catlin
On September 12, 2018, AXA Group acquired XL Catlin. Prior to the acquisition, AXA Equitable had ceded part of our disability income business to XL Catlin and as of December 31, 2018, the reserves ceded were $93 million.
Expenses and Revenues for 2018, 2017 and 2016
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
	2018	2017	2016
	(in millions)
Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by AXA Distribution	$613	$608	$587
General services provided by AXA Affiliates	109	186	188
Investment management services provided by AXA IM, AXA REIM and AXA Rosenberg	2	5	2
Total	$724	$799	$777

Revenue received or accrued for:
Investment management and administrative services provided to EQAT, VIP Trust, 1290 Funds and Other AXA Trusts	$727	$720	$674
General services provided to AXA Affiliates	463	439	497
Amounts received or accrued for commissions and fees earned for sale of MONY America’s insurance products	44	45	43
Total	$1,234	$1,204	$1,214
13)    EMPLOYEE BENEFIT PLANS
401(k)
AXA Equitable sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $19 million, $15 million and $16 million for the years ended December 31, 2018, 2017 and 2016, respectively. In December 2018 the Company announced a 3% Company match for the AXA Equitable 401(k) Plan beginning January 1, 2019. This match will supplement the existing Company contribution on eligible compensation.
Pension plan
AXA Equitable also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a frozen qualified defined benefit pension plan covering its eligible employees and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average income over a specified period in the plan. Effective December 31, 2015, primary liability for the obligations of AXA Equitable Life under the AXA Equitable Life QP was transferred from AXA Equitable Life to AXA Financial, and upon the merger of AXA Financial into Holdings, Holdings assumes primary liability under terms

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of an Assumption Agreement. AXA Equitable Life remains secondarily liable for its obligations under the AXA Equitable Life QP and would recognize such liability in the event Holdings does not perform under the terms of the Assumption Agreement.
The AXA Equitable QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2018, 2017 and 2016, expenses related to the plan were $60 million, $27 million and $31 million, respectively.
The following table presents the funded status of the plan.

		As of December 31,
		2018	2017
		(in millions)
Legal Name of Plan: AXQ Equitable Retirement Plan	EIN# 13-5570651
Total Plan Assets		$1,993	$2,325
Accumulated Benefit Obligation		$2,039	$2,389

Funded Status		97.8%	97.3%

In addition to the AXA Equitable QP, AXA Equitable Life sponsors a non-qualified retirement plan, a medical and life retiree plan, and a post employment plan. The expenses related to these plans were $70 million, $37 million and $44 million for the years ended December 31, 2018, 2017 and 2016, respectively.
14)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2018, 2017 and 2016 for share-based payment arrangements as further described herein are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Performance Shares (1)	$12	$18	$17
Stock Options	2	1	1
AXA Shareplan	—	9	14
Restricted Stock Unit Awards (2)	16	2	—
Other Compensation Plans (3)	—	—	1
Total Compensation Expenses	$30	$30	$33
____________

(1)
Reflects change to performance share retirement rules. Specifically, individuals who retire at any time after the grant date will continue to vest in their 2017 performance shares while individuals who retire prior to March 1, 2019 will forfeit all 2018 performance shares.

(2)	Reflects a $10 million adjustment for awards in 2018 with graded vesting, service-only conditions from the graded to the straight-line attribution method.

(3)	Includes stock appreciation rights and employee stock purchase plans.
In 2017 and prior years, equity awards for employees and directors were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
Following the IPO, Holdings has granted equity awards under the AXA Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) which was adopted by Holdings on April 25, 2018. Awards under the Omnibus Plan are linked to Holdings’ common stock. As of December 31, 2018, the common stock reserved and available for issuance under the Omnibus Plan was 5.5 million shares.
2018 Equity Awards

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All 2018 equity awards for Company employees and directors were granted under the Omnibus Plan. Accordingly, all grants discussed in this section will be settled in shares of Holdings’ common stock. As described below, Holdings made various grants of equity awards linked to the value of Holdings’ common stock in 2018. For awards with graded vesting schedules and service-only vesting conditions, including restricted stock units (“RSUs”) and other forms of share-based payment awards, the Company applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2018 grants were considered immaterial in the recognition of compensation cost.
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other Company employees in the form of 0.6 million Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two-year period from the IPO date (the “Service Units”), and fifty percent will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited. The $6 million aggregate grant-date fair value of the 0.3 million Service Units was measured at the $20 IPO price of a Holdings share and will be charged to compensation expense over the stated requisite service periods.
The grant-date fair value of half of the Performance Units, or 0.2 million Holdings RSUs, was also measured at the $20 IPO price for a Holdings share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting $3 million for these awards will be charged to compensation expense over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings share price conditions. The grant date fair value was measured using a Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock price paths on which the market condition is satisfied, over which the total $3 million compensation expense will be recognized. In 2018, the Company recognized compensation expense associated with the Transaction Incentive Awards of approximately $6 million.
Special IPO Grant
Also, on May 9, 2018, Holdings made a grant of 0.2 million Holdings RSUs to Company employees , or 50 restricted stock units to each eligible individual, that cliff vested on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings share and the resulting $5 million has been recognized as compensation expense over the six-month service period ending November 9, 2018.
Annual Awards Under 2018 Equity Program
Annual awards under Holdings’ 2018 equity program consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
Holdings RSUs
On May 17, 2018, Holdings granted 0.8 million Holdings RSUs to Company employees that vest ratably in equal annual installments over a three-year period on each of the first three anniversaries of March 1, 2018. The fair value of the award was measured using the closing price of the Holdings share on the grant date, and the resulting $18 million will be recognized as compensation expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019.
Holdings Stock Options
On June 11, 2018, Holdings granted 0.9 million Holdings stock options to Company employees. These options expire on March 1, 2028 and have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries of March 1, 2018. The exercise price for the options is $21.34, which was the closing price of a Holdings share on the grant date. The weighted average grant date fair value per option was estimated at $4.61 using a Black-Scholes options pricing model. Key assumptions used in the valuation included expected volatility of 25.4% based on historical selected peer data, a weighted average expected term of 5.7 years as determined by the simplified method, an expected dividend yield of 2.44% based on Holdings’ expected annualized dividend, and a risk-

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

free interest rate of 2.83%. The total fair value of these options of approximately $4 million will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In 2018, the Company recognized expense associated with the June 11, 2018 option grant of approximately $2 million.
Holdings Performance Shares
On May 17, 2018, Holdings granted 0.4 million unearned Holdings performance shares to Company employees, subject to performance conditions and a cliff-vesting term ending March 1, 2021. The performance shares consist of two distinct tranches; one based on the Company’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares will be established once the 2019 and 2020 Non-GAAP ROE target are determined and approved.
The grant-date fair value of the TSR Performance Shares was measured at $23.17 using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The resulting $4 million aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible but not prior to March 1, 2019. In 2018, the Company recognized expense associated with the TSR Performance Share awards of approximately $2 million.
Prior Equity Award Grants and Settlements
Prior to adoption of the Omnibus Plan, Company employees were granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”). There is no limitation in the Stock Option Plan on the number of shares that may be issued pursuant to option or other grants.
Employees were also granted AXA performance shares under the AXA International Performance Shares Plan established for each year (the “Performance Share Plan”).
The fair values of these prior awards are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.
2017 Performance Shares Grant
On June 21, 2017, under the terms of the Performance Share Plan, AXA awarded approximately 1.7 million unearned performance shares to Company employees. The extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the Company are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2018 and 2017, the expense associated with the June 21, 2017 grant of performance shares was approximately $4 million and $9 million, respectively.
2016 Performance Shares Grant
On June 6, 2016, under the terms of the Performance Share Plan, AXA awarded approximately 1.9 million unearned performance shares to Company employees of AXA Equitable. The extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and the Company are achieved will determine the number of performance shares earned, which may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date. The plan will settle in AXA ordinary shares to all participants. In 2018, 2017 and 2016, the expense associated with the June 6, 2016 grant of performance shares was approximately $4 million, $4 million and $10 million, respectively.
Settlement of 2014 Grant in 2017

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2017, share distributions totaling of approximately $21 million were made to active and former AXA Equitable employees in settlement of 2.3 million performance shares earned under the terms of the AXA Performance Share Plan 2014.
Other Grants
Prior to the IPO, non-officer directors were granted restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually under The Equity Plan for Directors.
AXA restricted stock units (“AXA RSUs”) were also granted to certain Company executives. The AXA RSUs are phantom AXA ordinary shares that, once vested, entitle the recipient to a cash payment based on the average closing price of the AXA ordinary share over the twenty trading days immediately preceding the vesting date.
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2018 follows:

	Options Outstanding
	EQH Shares		AXA Ordinary Shares		AXA ADRs (2)
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2018	—	$—	3,653	€17.36	20	$20.98
Options granted	869	$21.34	—	€—	—	$—
Options exercised	—	$—	(337)	€11.80	—	$—
Options forfeited, net	(35)	$21.34	—	€—	—	$—
Options expired	—	$—	(707)	€17.45	(5)	$35.25
Options Outstanding at December 31, 2018	834	$21.34	2,609	€18.20	15	$15.37
Aggregate Intrinsic Value (1)		$—		€2,383		$151
Weighted Average Remaining Contractual Term (in years)	9.16		4.50		0.58
Options Exercisable at December 31, 2018	—	$—	1,369	€15.27	15	$15.37
Aggregate Intrinsic Value (1)		$—		€7,698		$151
Weighted Average Remaining Contractual Term (in years)	—		2.45		0.58
____________

(1)
Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2018 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher then market prices, intrinsic value is shown as zero.

(2)	AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity.
For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase Holdings and AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2018, 2017 and 2016, respectively.

	EQH Shares	AXA Ordinary Shares (1)
	2018	2018	2017	2016
Dividend yield	2.44%	NA	6.53%	6.49%
Expected volatility	25.40%	NA	25.05%	26.6%
Risk-free interest rates	2.83%	NA	0.59%	0.33%
Expected life in years	9.7	NA	8.8	8.1
Weighted average fair value per option at grant date	$4.61	NA	$2.01	$2.06

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

____________

(1)	There were no options to buy AXA Ordinary Shares awarded during 2018. As such, the input assumptions for 2018 are not applicable.

As of December 31, 2018, approximately $1 million of unrecognized compensation cost related to unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 2.2 years. As of December 31, 2018, approximately $3 million of unrecognized compensation cost related to Holdings unvested stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 0.8 years.
Options
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
Restricted Awards
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award.
For 2018, 2017 and 2016, respectively, the Company recognized compensation costs of $16 million, $2 million and $0 million for outstanding restricted stock and AXA RSUs. The fair values of awards made under these programs are measured at the grant date by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for AXA RSUs. At December 31, 2018, approximately 2.3 million restricted Holdings and AXA ordinary share awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $19 million, net of estimated pre-vesting forfeitures, and is expected to be recognized over a weighted average period of 1.2 years.
The following table summarizes restricted Holdings share and AXA ordinary share activity for 2018.

	Shares of Holdings Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value		Shares of AXA Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	—	$—		84	$21.07
Granted	1,696	$20.83		—	$—
Cancelled	56	$21.21		—	$26.64
Vested	381	$21.09	$—	36	$21.99
Unvested as of December 31, 2018	1,259	$21.00	$—	48	$20.38
Employee Stock Purchase Plans
AXA Shareplan 2017
In 2017, eligible employees of AXA Equitable were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan, AXA’s annual global stock purchase plan. Eligible employees could have reserved a share purchase during the reservation period from August 28, 2017 through September 8, 2017 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 13, 2017 through October 17, 2017. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 11, 2017 to the discounted formula subscription price in Euros. Investment Option A permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of €20.19 per share. Investment Option B permitted participants to purchase AXA ordinary shares at an 8.98% formula discounted price of €22.96 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

two week period preceding the scheduled end date of AXA Shareplan 2018, which is July 1, 2022. All subscriptions became binding and irrevocable on October 17, 2017.
The Company recognized compensation expense of $9 million and $14 million in the years ended December 31, 2017 and 2016 respectively, in connection with each respective year’s offering of AXA stock under the AXA Shareplan, representing the aggregate discount provided to AXA Equitable participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. AXA Equitable participants in AXA Shareplan 2017 and 2016 primarily invested under Investment Option B for the purchase of approximately of 4 million and 6 million AXA ordinary shares, respectively.
Holdings Stock Purchase Plan
During 2018, Holdings introduced the AXA Equitable Holdings, Inc. Stock Purchase Program (“SPP”). Participants are able to contribute up to 100% of their eligible compensation and receive a matching contribution in cash equal to 15% of their payroll contribution, which will be used to purchase Holdings shares. Purchases will be made on the last trading day of each month at the prevailing market rate.
15)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$234	$(6)	$(274)
Deferred (expense) benefit	212	1,216	438
Total	$446	$1,210	$164

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%, 35% and 35% for 2018, 2017 and 2016, respectively. The sources of the difference and their tax effects are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Expected income tax (expense) benefit	$311	$(542)	$14
Noncontrolling interest	(1)	—	—
Non-taxable investment income (loss)	104	241	173
Tax audit interest	(11)	(6)	(14)
State income taxes	(1)	(3)	(6)
Tax settlements/uncertain tax position release	—	221	—
Change in tax law	46	1,308	—
Other	(2)	(9)	(3)
Income tax (expense) benefit	$446	$1,210	$164

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a company does not have the necessary information available to complete its accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company determined reasonable estimates for certain effects of the Tax Reform Act and recorded those estimates as provisional amounts in the 2017 financial statements. The accounting for the income tax effects of the Tax Reform Act has been completed.
The components of change in tax law are as follows:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
An income tax expense of $4 million from the revaluation of deferred tax assets and liabilities that existed at the time of enactment. The calculation of cumulative temporary differences has been refined.

•	An income tax expense of $13 million related to the decrease in federal tax benefit allowable for audit interest as a result of lower corporate tax rates.

•
An income tax benefit of $20 million to reverse the sequestration fee applied to a portion of accumulated minimum tax credits in the 2017 financial statements. The Internal Revenue Service has since clarified that refundable minimum tax credits are not subject to sequestration.

•
During the fourth quarter of 2018, the Company adopted the Internal Revenue Service’s directive related to the calculation of tax reserves for variable annuity contracts. As a result of adoption of the directive, the Company released audit interest accrued for uncertainties in the calculation of variable annuity tax reserves. The impact on the Company’s financial statements was a benefit of $43 million.

During the second quarter of 2017, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2008 and 2009 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $221 million.
The components of the net deferred income taxes are as follows:

	As of December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$47	$—	$47	$—
Net operating loss	239	—	—	—
Reserves and reinsurance	—	32	—	83
DAC	—	864	—	821
Unrealized investment gains (losses)	123	—	—	298
Investments	670	—	—	997
Tax credits	314	—	387	—
Other	14	—	67	—
Total	$1,407	$896	$501	$2,199

The Company had $314 million and $387 million of AMT credits for the years ended December 31, 2018 and 2017, respectively, which are expected to be refunded or utilized against future taxable income.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Balance at January 1,	$205	$444	$406
Additions for tax positions of prior years	98	28	38
Reductions for tax positions of prior years	(30)	(234)	—
Settlements with tax authorities	—	(33)	—
Balance at December 31,	$273	$205	$444

Unrecognized tax benefits that, if recognized, would impact the effective rate	$202	$172	$329

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2018 and 2017 were $41 million and $23 million, respectively. For 2018, 2017 and 2016, respectively, there were $18 million, $(44) million and $15 million in interest expense (benefit) related to unrecognized tax benefits.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2018, tax years 2010 and subsequent remain subject to examination by the IRS.
16)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents cumulative gains (losses) on items that are not reflected in income (loss). The balances for the past three years follow:

	December 31,
	2018	2017	2016
	(in millions)
Unrealized gains (losses) on investments (1)	$(484)	$581	$(44)
Defined benefit pension plans (2)	(7)	(51)	(46)
Total accumulated other comprehensive income (loss) from continuing operations	(491)	530	(90)
Less: Accumulated other comprehensive (income) loss attributable to non-controlling interest	—	68	86
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$(491)	$598	$(4)
____________

(1)	2018 includes a $86 million decrease to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

(2)	2018 includes a $3 million increase to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

The components of OCI for the years ended December 31, 2018, 2017 and 2016, net of tax, follow:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$(1,663)	$782	$(178)
(Gains) losses reclassified into net income (loss) during the year (1)	(4)	8	2
Net unrealized gains (losses) on investments	(1,667)	790	(176)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	437	(165)	(57)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(310), $244, and $(97))	(1,230)	625	(233)
Change in defined benefit plans:
Less: Reclassification adjustments to Net income (loss) for: (2)
Amortization of net (gains) losses included in net periodic cost	(4)	(5)	(3)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $(2) and $(2))	(4)	(5)	(3)
Total other comprehensive income (loss), net of income taxes from continuing operations	(1,234)	620	(236)
Other comprehensive income (loss) from discontinued operations, net of income taxes	—	(18)	17
Other comprehensive income (loss) attributable to AXA Equitable	$(1,234)	$602	$(219)
____________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(1) million, $(5) million and $(1) million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 13). Reclassification amounts presented net of income tax expense (benefit) of $0 million, $2 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
17)    COMMITMENTS AND CONTINGENT LIABILITIES
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date to be up to approximately $95 million.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from AXA Equitable, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that AXA Equitable Life implemented the volatility management strategy in violation of applicable law. In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted AXA Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following AXA Equitable Life’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 and is pending in Connecticut Superior Court, Judicial District of Stamford. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable Life’s COI rate increase. In early 2016, AXA Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against AXA Equitable and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against AXA Equitable in New York state court. AXA Equitable is vigorously defending each of these matters.
Leases
The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2019 and the four successive years are $81 million, $74 million, $69 million, $67 million, $63 million and $66 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2019 and the four successive years is $12 million, $12 million, $12 million, $12 million, $12 million and $0 million thereafter.
Rent expense, which is amortized on a straight-line basis over the life of the lease, was $82 million, $78 million, $72 million, respectively, for the years ended December 31, 2018, 2017 and 2016, net of sublease income of $12 million, $16 million, $13 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
Obligations under Funding Agreements
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. AXA Equitable has purchased FHLBNY stock of $190 million and pledged collateral with a carrying value of $6.1 billion, as of December 31, 2018. AXA Equitable issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 3. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding balance at end of period	Maturity of outstanding balance	Issued during the period	Repaid during the period
	(in millions)
December 31, 2018:
Short-term FHLBNY funding agreements	$1,490	Less than one month	$7,980	$6,990
Long-term FHLBNY funding agreements	1,621	Less than four years	—	—
	98	Less than five years	—	—
	781	Greater than five years	—	—
Total long-term funding agreements	2,500		—	—
Total FHLBNY funding agreements at December 31, 2018 (1)	$3,990		$7,980	$6,990

December 31, 2017:
Short-term FHLBNY funding agreements	$500	Less than one month	$6,000	$6,000
Long-term FHLBNY funding agreements	1,244	Less than four years	324
	377	Less than five years	303
	879	Greater than five years	135
Total long-term funding agreements	2,500		762	$—
Total FHLBNY funding agreements at December 31, 2017 (1)	$3,000		$6,762	$6,000
____________

(1)
The $11 million and $14 million difference between the funding agreements carrying value shown in fair value table for 2018 and 2017, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2018, these arrangements include commitments by the Company to provide equity financing of $927 million (including $280 million with affiliates and $12 million on consolidated VIEs) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2018. The Company had $606 million of commitments under existing mortgage loan agreements at December 31, 2018.
Pursuant to certain assumption agreements (the “Assumption Agreements”), AXA Financial legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits as well as under the AXA Equitable Retirement plan, a frozen qualified pension plan. AXA Equitable remains secondarily liable for its obligations under these plans and would recognize such liabilities in the event AXA Financial does not perform under the terms of the Assumption Agreements. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 1 for further information.
18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2018, 2017 and 2016, respectively, AXA Equitable’s statutory net income (loss) totaled $3,120 million, $748 million and $679 million. Statutory surplus, Capital stock and Asset Valuation Reserve (“AVR”) totaled $7.9 billion and $8.7 billion at December 31, 2018 and 2017, respectively. At December 31, 2018, AXA Equitable, in accordance

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with various government and state regulations, had $55 million of securities on deposit with such government or state agencies.
In 2018, AXA Equitable Life paid to its direct parent which subsequently distributed such amount to Holdings an ordinary shareholder dividend of $1.1 billion. Also in 2018, AXA Equitable Life transferred its interests in ABLP, AB Holding and the General Partner to Alpha Units Holdings, Inc., a newly formed subsidiary, and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). The AB Ownership transfer was considered an extraordinary dividend of $1.7 billion representing the equity value of Alpha Units Holdings, Inc. In connection with the AB Ownership Transfer, AXA Equitable Life paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. The surplus note was repaid on March 5, 2019.
In 2017, AXA Equitable Life did not pay shareholder dividends and in 2016, AXA Equitable paid $1.1 billion in shareholder dividends.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of New York State, AXA Equitable Life, is subject to restrictions as to the amounts permitted to be paid as dividends and the amounts of any outstanding surplus notes permitted to be repaid to Holdings.
New York State insurance law provides that a stock life insurer may not, without prior approval of the New York State Department of Financial Services (“NYDFS”), pay a dividend to its stockholders exceeding an amount calculated under one of two standards (the “Standards”). The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
In applying the Standards, AXA Equitable Life could pay ordinary dividends up to approximately $1.0 billion during 2019 or, if the amount under the Earned Surplus Standard was limited to the amount of AXA Equitable Life’s positive unassigned funds as reported on its 2019 annual statement, $2.1 billion. However, in connection with the AB Ownership Transfer, AXA Equitable Life agreed with the NYDFS that it would not seek a dividend of greater than $1.0 billion under the Earned Surplus Standard during 2019.
Prescribed and Permitted Accounting Practices
At December 31, 2018 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2018.
The Company cedes a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AB and AB Holding under SAP reflected a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (h) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (i) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP, (j) the fair valuing of all acquired assets and liabilities including intangible assets are required for U.S. GAAP purchase accounting and (k) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.
19)    DISCONTINUED OPERATIONS
Distribution of AllianceBernstein to Holdings
Effective December 31, 2018, the Company and its subsidiaries transferred all economic interests in the business of AB to a newly created entity, Alpha Unit Holdings, LLC (“Alpha”). The Company distributed all equity interests in Alpha to AXA Equitable Financial Services, LLC, a wholly-owned subsidiary of Holdings. The AB transfer and subsequent distribution of Alpha equity interests (“the AB Business Transfer”) removed the authority to control the business of AB and as such AB’s operations are now reflected as a discontinued operation in the Company’s consolidated financial statements in all periods presented. Prior to the fourth quarter of 2018, the Company reported the operations of AB as its Investment Management and Research segment.
In connection with the transfer, the Company paid an extraordinary dividend in cash to Holdings in the amount of $572 million. The Company also issued a one-year senior surplus note to Holdings for $572 million that was repaid on March 5, 2019. See Note 12 for details of the senior surplus note.
Transactions Prior to Distribution
Intercompany transactions prior to the AB Business Transfer between the Company and AB were eliminated and excluded from the consolidated statements of income (loss) and consolidated balance sheets.
The table below presents AB’s revenues recognized in 2018, 2017 and 2016, disaggregated by category:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Investment management, advisory and service fees:
Base fees	$2,156	$2,025	$1,809
Performance-based fees	118	95	33
Research services	439	450	480
Distribution services	419	412	384
Other revenues:
Shareholder services	76	75	78
Other	35	42	21
Total investment management and service fees	$3,243	$3,099	$2,804
Transactions Ongoing after Distribution
After the AB Business Transfer, services provided by AB will consist primarily of an investment management service agreement and will be included in investment expenses and identified as a related party transaction.
Discontinued Operations
The following table presents the amounts related to the Net income (loss) of AB that has been reflected in Discontinued operations:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
REVENUES
Net derivative gains (losses)	$12	$(24)	$(16)
Net investment income (loss)	24	142	150
Investment gains (losses), net:
Other investment gains (losses), net	—	—	(2)
Total investment gains (losses), net	—	—	(2)
Investment management and service fees	3,243	3,099	2,804
Total revenues	$3,279	$3,217	$2,936

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	$1,370	$1,307	$1,231
Commissions and distribution related payments	427	415	372
Interest expense	8	6	3
Other operating costs and expenses	727	789	699
Total benefits and other deductions	2,532	2,517	2,305
Income (loss) from discontinued operations, before income taxes	747	700	631
Income tax (expense) benefit	(69)	(82)	(69)
Net income (loss) from discontinued operations, net of taxes	678	618	562
Less: Net (income) loss attributable to the noncontrolling interest	(564)	(533)	(496)
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	$114	$85	$66
The following table presents the amounts related to the financial position of AB as of December 31, 2017. As the Company deconsolidated AB effective December 31, 2018, amounts related to AB’s financial position as of December 31, 2018 are not included in the Company’s consolidated balance sheet as of that date. The amounts as of December 31, 2017 have been reflected in either the Assets of disposed subsidiary or Liabilities of disposed subsidiary, as applicable, in the Company’s consolidated balance sheet:
Assets and Liabilities of Disposed Subsidiary

As of December 31, 2017
(in millions)
ASSETS
Investments:
Other equity investments	$87
Trading securities, at fair value	351
Other invested assets	1,291
Total investments	1,729
Cash and cash equivalents	1,009
Cash and securities segregated, at fair value	816
Broker-dealer related receivables	2,158
Intangible assets, net	3,709
Other assets	414
Total Assets of Disposed Subsidiary	$9,835

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017
(in millions)
LIABILITIES
Broker-dealer related payables	$334
Customer related payables	2,229
Long-term debt	566
Current and deferred income taxes	404
Other liabilities	1,421
Total Liabilities of Disposed Subsidiary	$4,954

Redeemable noncontrolling interest of disposed subsidiary	602

20)	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to the financial statements of any period. These have been corrected in the comparative consolidated statements of cash flows for the year ended December 31, 2017 contained elsewhere in this filing.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of deferred policy acquisition costs (“DAC”) in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution plan payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of deferred acquisition costs. There was no impact on Net income (loss) or Comprehensive income of this reclassification. See Note 2 for further details of this reclassification.
Discontinued Operations
In addition, as further described in Note 19, as a result of the AB Business Transfer in the fourth quarter of 2018, AB’s operations are now reflected as a discontinued operation in the Company’s consolidated financial statements. The financial information for prior periods presented in the consolidated financial statements have been adjusted to reflect AB as a discontinued operation.
Consolidated Financial Statements as of and for the Year Ended December 31, 2017
The following tables present line items in the consolidated financial statements as of and for the year ended December 31, 2017 that have been affected by the revisions. This information has been corrected from the information previously presented in the 2017 Form 10-K. For these items, the tables detail the amounts as previously reported, the impact upon those line items due to the revisions, and the amounts as currently revised.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	$4,547	$—	$4,547	$(55)	$4,492
Total Assets	$225,985	$—	$225,985	$(55)	$225,930

Liabilities:
Future policyholders’ benefits and other policyholders’ liabilities	29,034	—	29,034	36	29,070
Current and deferred taxes	1,973	(404)	1,569	(19)	1,550
Total Liabilities	205,795	—	205,795	17	205,812
Equity:
Retained Earnings	9,010	—	9,010	(72)	8,938
AXA Equitable Equity	16,469	—	16,469	(72)	16,397
Total Equity	19,564	—	19,564	(72)	19,492
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$225,985	$—	$225,985	$(55)	$225,930

	Year Ended December 31, 2017
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$3,334	$—	$—	$3,334	$(40)	$3,294
Net derivative gains (losses)	890	—	24	914	(20)	894
Total revenues	11,733	—	(3,217)	8,516	(60)	8,456
Benefits and other deductions:
Policyholders’ benefits	3,462	—	—	3,462	11	3,473
Interest credited to policyholder’s account balances	1,040	—	—	1,040	(119)	921
Compensation and benefits	1,762	(128)	(1,307)	327	—	327
Commissions and distribution related payments	1,486	(443)	(415)	628	—	628
Amortization of deferred policy acquisition costs	268	578	—	846	54	900
Other operating costs and expenses	1,431	(7)	(789)	635	—	635
Total benefits and other deductions	9,478	—	(2,517)	6,961	(54)	6,907

Income (loss) from continuing operations, before income taxes	2,255	—	(700)	1,555	(6)	1,549
Income tax (expense) benefit from continuing operations	1,139	—	(111)	1,028	182	1,210
Net income (loss) from continuing operations	3,394	—	(811)	2,583	176	2,759
Net income (loss)	3,394	—	(533)	2,861	(17)	2,844
Net income (loss) attributable to AXA Equitable	$2,860	$—	$—	$2,860	$(17)	$2,843

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$3,394	$(533)	$2,861	$(17)	$2,844
Change in unrealized gains (losses), net of reclassification adjustment	563	—	563	21	584
Other comprehensive income	599	(18)	581	21	602
Comprehensive income (loss)	3,993	(551)	3,442	4	3,446
Comprehensive income (loss) attributable to AXA Equitable	$3,441	$—	$3,441	$4	$3,445

	Year Ended December 31, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$6,150	$—	$6,150	$(55)	$6,095
Net income (loss) attributable to AXA Equitable	2,860	—	2,860	(17)	2,843
Retained earnings, end of period	9,010	—	9,010	(72)	8,938
Accumulated other comprehensive income, beginning of year	17	—	17	(21)	(4)
Other comprehensive income (loss)	581	—	581	21	602
Accumulated other comprehensive income, end of year	598	—	598	—	598
Total AXA Equitable’s equity, end of year	16,469	—	16,469	(72)	16,397
Total Equity, End of Year	$19,564	$—	$19,564	$(72)	$19,492

	Year Ended December 31, 2017
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Net income (loss) (1)	$3,394	$—	$(17)	$3,377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,040	—	(119)	921
Policy charges and fee income	(3,334)	—	40	(3,294)
Net derivative (gains) losses	(890)	—	20	(870)
Amortization and depreciation	(136)	907	54	825
Amortization of deferred sales commission	32	(32)	—	—
Amortization of other intangibles	31	(31)	—	—
Equity (income) loss from limited partnerships	—	(157)	—	(157)
Distributions from joint ventures and limited partnerships	140	(140)	—	—

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Changes in:
Reinsurance recoverable	(416)	—	(602)	(1,018)
Deferred policy acquisition costs	268	(268)	—	—
Capitalization of deferred policy acquisition costs	—	(578)	—	(578)
Future policy benefits	1,511	—	(322)	1,189
Current and deferred income taxes	(664)	—	(510)	(1,174)
Other, net	189	297	—	486
Net cash provided by (used in) operating activities	$1,077	$(2)	$(1,456)	$(381)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short-term investments	$—	$2,204	$—	$2,204
Payment for the purchase/origination of:
Short-term investments	—	(2,456)	—	(2,456)
Change in short-term investments	(264)	254	10	—
Other, net	238	—	84	322
Net cash provided by (used in) investing activities	$(9,010)	$2	$94	$(8,914)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,882	$—	$(548)	$9,334
Withdrawals	(5,926)	—	2,000	(3,926)
Transfer (to) from Separate Accounts	1,656	—	(90)	1,566
Net cash provided by (used in) financing activities	$8,370	$—	$1,362	$9,732
_______________

(1)	Net income (loss) includes $533 million in 2017 of the discontinued operations that are not included in net income (loss) in the Consolidated Statements of Income (Loss).

Consolidated Financial Statements for the Year Ended December 31, 2016
The following table presents line items for the consolidated financial statements for the year ended December 31, 2016 that have been affected by the aforementioned adjustments and revisions. This information has been corrected from the information previously presented and restated in the 2017 Form 10-K. For these items, the table details the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, adjustments for the discontinued operation, and revisions and the amounts as currently revised.

	Year Ended December 31, 2016
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$3,344	$—	$—	$3,344	$(33)	$3,311
Net derivative gains (losses)	(1,211)	—	16	(1,195)	(126)	(1,321)
Total revenues	9,138	—	(2,936)	6,202	(159)	6,043

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Benefits and other deductions:
Interest credited to Policyholder’s account balances	1,029	—	—	1,029	(124)	905
Compensation and benefits	1,723	(128)	(1,231)	364	—	364
Commissions and distribution related payments	1,467	(460)	(372)	635	—	635
Amortization of deferred policy acquisition costs	52	594	—	646	(4)	642
Other operating costs and expenses	1,458	(6)	(699)	753	—	753
Total benefits and other deductions	8,516	—	(2,305)	6,211	(128)	6,083
Income (loss) from continuing operations, before income taxes	622	—	(631)	(9)	(31)	(40)
Income tax (expense) benefit from continuing operations	84	—	69	153	11	164
Net income (loss) from continuing operations	706	—	(562)	144	(20)	124
Net income (loss)	706	—	(496)	210	(20)	190
Net income (loss) attributable to AXA Equitable	$210	$—	$—	$210	$(20)	$190

	Year Ended December 31, 2016
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$706	$(496)	$210	$(20)	$190
Change in unrealized gains (losses), net of reclassification adjustment	(194)	—	(194)	(21)	(215)
Other comprehensive income	(215)	17	(198)	(21)	(219)
Comprehensive income (loss)	491	(479)	12	(41)	(29)
Comprehensive income (loss) attributable to AXA Equitable	$12	$—	$12	$(41)	$(29)

	Year Ended December 31, 2016
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$6,990	$—	$6,990	$(35)	$6,955
Net income (loss) attributable to AXA Equitable	210	—	210	(20)	190
Retained earnings, end of period	6,150	—	6,150	(55)	6,095
Other comprehensive income (loss)	(198)	—	(198)	(21)	(219)
Accumulated other comprehensive income, end of period	17	—	17	(21)	(4)
Total AXA Equitable’s equity, end of period	$11,508	$—	$11,508	$(76)	$11,432

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	As Reported	Presentation Reclassifications	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Net income (loss) (1)	$706	$—	$(20)	$686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,029	—	(124)	905
Policy charges and fee income	(3,344)	—	33	(3,311)
Net derivative (gains) losses	1,211	—	126	1,337
Amortization and depreciation	—	618	(4)	614
Amortization of deferred sales commission	41	(41)	—	—
Other depreciation and amortization	(98)	98	—	—
Amortization of other intangibles	29	(29)	—	—
Equity (income) loss from limited partnerships	—	(91)	—	(91)
Return of real estate joint venture and limited partnerships	126	(126)	—	—
Changes in:
Deferred policy acquisition costs	52	(52)	—	—
Capitalization of deferred policy acquisition costs	—	(594)	—	(594)
Current and deferred income taxes	(742)	—	(11)	(753)
Other, net	(161)	217	—	56
Net cash provided by (used in) operating activities	$(461)	$—	$—	$(461)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short-term investments	—	2,984	—	2,984
Payment for the purchase/origination of:
Short-term investments	—	(3,187)	—	(3,187)
Change in short-term investments	(205)	205	—	—
Other, net	409	(2)	—	407
Net cash provided by (used in) investing activities	$(5,358)	$—	$—	$(5,358)
_______________

(1)	Net income (loss) includes $496 million in 2016 of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

21)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The unaudited quarterly financial information for the years ended December 31, 2018 and 2017 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2018
Total revenues	$1,139	$1,621	$27	$4,164
Total benefits and other deductions	1,512	4,278	763	1,879
Net income (loss)	$(264)	$(2,084)	$(509)	$1,936

2017
Total revenues	$1,554	$3,763	$1,621	$1,518
Total benefits and other deductions	1,921	1,858	1,708	1,420
Net income (loss)	$(201)	$1,508	$23	$1,515

Net Income (Loss) Volatility
With the exception of the GMxB Unwind during the second quarter of 2018 that is further described in Note 12, the fluctuation in the Company’s quarterly Net income (loss) during 2018 and 2017 is not due to any specific events or transactions, but instead is driven primarily by the impact of changes in market conditions on the Company’s liabilities associated with GMxB features embedded in its variable annuity products, partially offset by derivatives the Company has in place to mitigate the movement in those liabilities. As those derivatives do not qualify for hedge accounting treatment, volatility in Net income (loss) result from the changes in value of the derivatives being recognized in the period in which they occur, with offsetting changes in the liabilities being partially recognized in the current period.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company revised the presentation of the capitalization of deferred policy acquisition costs (“DAC”) in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and distribution plan payments and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of deferred acquisition costs. There was no impact on Net income (loss) or Comprehensive income of this reclassification. See Note 2 for further details of this reclassification.
Revisions of Prior Period Interim Consolidated Financial Statements
The Company’s third quarter 2018 financial statements were revised to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered to be material. However, in order to improve the consistency and comparability of the financial statements, management revised the Company’s consolidated financial statements for the three and six months ended March 31, 2018 and June 30, 2018, respectively, as well as the three and six months ended March 31, 2017 and June 30, 2017.
In addition, during the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s historical consolidated statements of cash flows. The Company has determined that these mis-classifications were not material to the financial statements for any period. These misclassifications will be corrected in the comparative consolidated statements of cash flows for the three, six and nine months ended March 31, 2019, June 30, 2019 and September 30, 2019 that will appear in the Company’s first, second and third quarter 2019 Form 10-Q filings, respectively.
Discontinued Operations
In addition, as further described in Note 19, as a result of the AB Business Transfer effective as of December 31, 2018, AB’s operations are now reflected as Discontinued operations in the Company’s consolidated financial statements. The financial information for prior periods presented in the consolidated financial statements have been adjusted to reflect AB as Discontinued operations.
Revision of Consolidated Financial Statements as of and for the Three Months Ended March 31, 2018
The following tables present line items of the consolidated financial statements as of and for the three months ended March 31, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s March 31, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, adjustment for the discontinued operation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	As of March 31, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	4,826	—	4,826	(119)	4,707
Total Assets	$222,424	$—	$222,424	$(119)	$222,305

Liabilities:
Future policyholders’ benefits and other policyholders’ liabilities	$28,374	$—	$28,374	$(10)	$28,364
Current and deferred taxes	1,728	(432)	1,296	(38)	1,258
Other liabilities	3,041	(1,941)	1,100	70	1,170
Total Liabilities	$202,767	$—	$202,767	$22	$202,789
Equity:
Retained Earnings	$8,824	$—	$8,824	$(141)	$8,683
AXA Equitable Equity	15,545	—	15,545	(141)	15,404
Total Equity	18,633	—	18,633	(141)	18,492
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$222,424	$—	$222,424	$(119)	$222,305

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$869	$—	$—	$869	$(8)	$861
Net derivative gains (losses)	(777)	—	(2)	(779)	(38)	(817)
Total Revenues	2,031	—	(846)	1,185	(46)	1,139
Benefits and other deductions:
Policyholders’ benefits	489	—	—	489	(9)	480
Interest credited to policyholders’ account balances	338	—	—	338	(83)	255
Compensation and benefits	456	(33)	(344)	79	70	149
Commissions and distribution related payments	371	(101)	(110)	160	—	160
Amortization of deferred policy acquisition costs	10	135	—	145	64	209
Other operating costs and expenses	440	(1)	(189)	250	—	250
Total benefits and other deductions	2,115	—	(645)	1,470	42	1,512
Income (loss) from continuing operations, before income taxes	(84)	—	(201)	(285)	(88)	(373)
Income tax (expense) benefit from continuing operations	44	—	17	61	19	80
Net income (loss) from continuing operations	(40)	—	(184)	(224)	(69)	(293)
Net income (loss)	(40)	—	(155)	(195)	(69)	(264)
Net income (loss) attributable to AXA Equitable	$(194)	$—	$—	$(194)	$(69)	$(263)

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$(40)	$(155)	$(195)	$(69)	$(264)
Comprehensive income (loss)	$(789)	$(162)	$(951)	$(69)	$(1,020)
Comprehensive income (loss) attributable to AXA Equitable	$(950)	$—	$(950)	$(69)	$(1,019)

	Three Months Ended March 31, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$9,010	$—	$9,010	$(72)	$8,938
Net income (loss)	(194)	—	(194)	(69)	(263)
Retained earnings, end of period	8,824	—	8,824	(141)	8,683
Total AXA Equitable’s equity, end of period	15,545		15,545	(141)	15,404
Total Equity, End of Period	$18,633	$—	$18,633	$(141)	$18,492

	Three Months Ended March 31, 2018
	As Reported	Presentation Reclassifi- cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Net income (loss) (1)	$(40)	$—	$(69)	$(109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	$338	$—	$(83)	$255
Policy charges and fee income	(869)	—	8	(861)
Net derivative (gains) losses	777	—	38	815
Amortization and depreciation	—	137	64	201
Amortization of deferred sales commission	7	(7)	—	—
Other depreciation and amortization	(23)	23	—	—
Amortization of other Intangibles	8	(8)	—	—
Equity (income) loss from limited partnerships	—	(39)	—	(39)
Distributions from joint ventures and limited partnerships	25	(25)	—	—
Changes in:
Reinsurance recoverable	2	—	(149)	(147)
Deferred policy acquisition costs	10	(10)	—	—
Capitalization of deferred policy acquisition costs	—	(135)	—	(135)
Future policy benefits	(191)	—	(7)	(198)
Current and deferred income taxes	(52)	—	132	80
Other, net	(122)	64	70	12
Net cash provided by (used in) operating activities	$(21)	$—	$4	$(17)

	Three Months Ended March 31, 2018
	As Reported	Presentation Reclassifi- cations	Revisions	As Revised
	(in millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Trading account securities	$1,606	$—	$77	$1,683
Real estate held for the production of income	—	140	—	140
Short-term investments	—	688	—	688
Other	54	(140)	—	(86)
Payment for the purchase/origination of:
Short-term investments	—	(377)	—	(377)
Cash settlements related to derivative instruments	(14)	—	(489)	(503)
Change in short-term investments	396	(311)	(85)	—
Other, net	(560)	—	153	(407)
Net cash provided by (used in) investing activities	$(639)	$—	$(344)	$(983)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,366	$—	$(468)	$1,898
Withdrawals	(1,322)	—	241	(1,081)
Transfer (to) from Separate Accounts	(115)	—	567	452
Net cash provided by (used in) financing activities	$1,040	$—	$340	$1,380
________________

(1)
Net income (loss) includes $154 million in the three months ended March 31, 2018 of the discontinued operations that are not included in net income (loss) in the Consolidated Statements of Income (Loss).

The following tables present line items of the consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s June 30, 2018 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for the discontinued operation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	As of June 30, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	$4,786	$—	$4,786	$(76)	$4,710
Amounts due from reinsurers	3,088	—	3,088	(9)	3,079
Current and deferred taxes	159	422	581	3	584
Total Assets	$219,306	$—	$219,306	$(82)	$219,224

Liabilities:
Future policyholders’ benefits and other policyholders’ liabilities	$28,122	$—	$28,122	$(64)	$28,058
Total Liabilities	$202,196	$—	$202,196	$(64)	$202,132

Equity:
Retained Earnings	$6,617	$—	$6,617	$(18)	$6,599
AXA Equitable Equity	13,925	—	13,925	(18)	13,907
Total Equity	16,964	—	16,964	(18)	16,946
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$219,306	$—	$219,306	$(82)	$219,224

	Three Months Ended June 30, 2018
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$904	$—	$—	$904	$(21)	$883
Net derivative gains (losses)	(312)	—	—	(312)	27	(285)
Total revenues	2,439	—	(824)	1,615	6	1,621
Benefits and other deductions:
Policyholders’ benefits	1,339	—	—	1,339	(38)	1,301
Compensation and benefits	466	(32)	(360)	74	—	74
Commissions and distribution related payments	377	(112)	(106)	159	—	159
Amortization of deferred policy acquisition costs	31	145	1	177	5	182
Other operating costs and expenses	2,486	(1)	(172)	2,313	—	2,313
Total benefits and other deductions	4,950	—	(639)	4,311	(33)	4,278
Income (loss) from continuing operations, before income taxes	(2,511)	—	(185)	(2,696)	39	(2,657)
Income tax (expense) benefit from continuing operations	553	—	8	561	(9)	552
Net income (loss) from continuing operations	(1,958)	—	(177)	(2,135)	30	(2,105)
Net income (loss)	(1,958)	—	(156)	(2,114)	30	(2,084)
Net income (loss) attributable to AXA Equitable	$(2,114)	$—	$—	$(2,114)	$30	$(2,084)

	Three Months Ended June 30, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$(1,958)	$(156)	$(2,114)	$30	$(2,084)
Comprehensive income (loss)	(2,278)	(142)	(2,420)	30	(2,390)
Comprehensive income (loss) attributable to AXA Equitable	$(2,420)	$—	$(2,420)	$30	$(2,390)

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$1,773	$—	$—	$1,773	$(29)	$1,744
Net derivative gains (losses)	(1,172)	—	(2)	(1,174)	72	(1,102)
Total revenues	4,387	—	(1,670)	2,717	43	2,760
Benefits and other deductions:
Policyholders’ benefits	1,828	—	—	1,828	(47)	1,781
Compensation and benefits	992	(65)	(704)	223	—	223
Commissions and distribution related payments	748	(213)	(216)	319	—	319
Amortization of deferred policy acquisition costs	89	280	1	370	21	391
Other operating costs and expenses	2,926	(2)	(361)	2,563	—	2,563
Total benefits and other deductions	7,100	—	(1,284)	5,816	(26)	5,790
Income (loss) from continuing operations, before income taxes	(2,713)	—	(386)	(3,099)	69	(3,030)
Income tax (expense) benefit from continuing operations	622	—	25	647	(15)	632
Net income (loss) from continuing operations	(2,091)	—	(361)	(2,452)	54	(2,398)
Net income (loss)	(2,091)	—	(311)	(2,402)	54	(2,348)
Net income (loss) attributable to AXA Equitable	$(2,401)	$—	$—	$(2,401)	$54	$(2,347)

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$(2,091)	$(311)	$(2,402)	$54	$(2,348)
Comprehensive income (loss)	(3,160)	(305)	(3,465)	54	(3,411)
Comprehensive income (loss) attributable to AXA Equitable	$(3,463)	$—	$(3,463)	$54	$(3,409)

	Six Months Ended June 30, 2018
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$9,010	$—	$9,010	$(72)	$8,938
Net income (loss) attributable to AXA Equitable	(2,401)	—	(2,401)	54	(2,347)
Retained earnings, end of period	6,617	—	6,617	(18)	6,599
Total AXA Equitable’s equity, end of period	13,925	—	13,925	(18)	13,907
Total Equity, End of Period	$16,964	$—	$16,964	$(18)	$16,946

	Six Months Ended June 30, 2018
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Net income (loss) (1)	$(2,091)	$—	$54	$(2,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(1,773)	—	29	(1,744)
Net derivative (gains) losses	1,172	—	(72)	1,100
Amortization and depreciation	—	335	21	356
Amortization of deferred sales commission	13	(13)	—	—
Other depreciation and amortization	(45)	45	—	—
Equity (income) loss from limited partnerships	—	(60)	—	(60)
Distributions from joint ventures and limited partnerships	44	(44)	—	—
Cash received on the recapture of captive reinsurance	1,099	—	174	1,273
Changes in:
Reinsurance recoverable	15	—	166	181
Deferred policy acquisition costs	89	(89)	—	—
Capitalization of deferred policy acquisition costs	—	(280)	—	(280)
Future policy benefits	396	—	(554)	(158)
Current and deferred income taxes	(645)	—	167	(478)
Other, net	416	104	(304)	216
Net cash provided by (used in) operating activities	$1,190	$(2)	$(319)	$869

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Trading account securities	4,843	—	24	4,867
Real estate joint ventures	$—	$140	$—	$140
Short-term investments	—	1,331	(24)	1,307
Other	260	(140)	—	120
Payment for the purchase/origination of:
Short-term investments	—	(1,081)	205	(876)
Cash settlements related to derivative instruments	(267)	—	(489)	(756)
Change in short-term investments	248	(248)	—	—
Other, net	379	—	11	390
Net cash provided by (used in) investing activities	$(1,605)	$2	$(273)	$(1,876)

	Six Months Ended June 30, 2018
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,227	$—	$(1,107)	$4,120
Withdrawals	(2,611)	—	480	(2,131)
Transfer (to) from Separate Accounts	(305)	—	1,219	914
________________

(1)	Net income (loss) includes $310 million in the six months ended June 30, 2018 of the discontinued operations that are not included in net income (loss) in the Consolidated Statements of Income (Loss).
The following tables present line items of the consolidated statement of cash flows for the nine months ended September 30, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s September 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for the discontinued operation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables. Tables for the other consolidated financial statements as of or for the three and nine months ended September 30, 2018 are not presented as these revisions were already reflected in the Company’s September 30, 2018 Form 10-Q.

	Nine Months Ended September 30, 2018
	As Reported	Presentation Reclassifi- cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	$—	$258	$—	$258
Amortization of deferred sales commission	17	(17)	—	—
Other depreciation and amortization	(60)	60	—	—
Equity (income) loss from limited partnerships	—	(83)	—	(83)
Distribution from joint ventures and limited partnerships	63	(63)	—	—
Cash received on the recapture of captive reinsurance	1,099	—	174	1,273
Changes in:
Reinsurance recoverable	20	—	86	106
Deferred policy acquisition costs	(129)	129	—	—
Capitalization of deferred policy acquisition costs	—	(432)	—	(432)
Future policy benefits	(58)	—	(541)	(599)
Current and deferred income taxes	(264)	—	(400)	(664)
Other, net	123	146	179	448
Net cash provided by (used in) operating activities	$1,614	$(2)	$(502)	$1,110

	Nine Months Ended September 30, 2018
	As Reported	Presentation Reclassifi- cations	Revisions	As Revised
	(in millions)
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Trading account securities	$6,913	$—	$77	$6,990
Real estate joint ventures	—	140	—	140
Short-term investments	—	1,806	—	1,806
Other	344	(140)	—	204
Short-term investments	—	(1,530)	204	(1,326)
Cash settlements related to derivative instruments	(584)	—	(492)	(1,076)
Change in short-term investments	350	(274)	(77)	(1)
Other, net	305	—	(19)	286
Net cash provided by (used in) investing activities	$(2,990)	$2	$(307)	$(3,295)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,852	$—	$(1,668)	$6,184
Withdrawals	(4,014)	—	760	(3,254)
Transfer (to) from Separate Accounts	(338)	—	1,717	1,379
Net cash provided by (used in) financing activities	$1,293	$—	$809	$2,102
The following tables present line items of the consolidated financial statements as of and for the three months ended March 31, 20 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s March 31, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for the discontinued operation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	As of March 31, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	4,961	—	4,961	(64)	4,897
Total Assets	$210,013	$—	$210,013	$(64)	$209,949

Liabilities:
Future policyholders’ benefits and other policyholders’ liabilities	28,691	—	28,691	66	28,757
Current and deferred taxes	2,726	(562)	2,164	(46)	2,118
Total Liabilities	$195,091	$—	$195,091	$20	$195,111

Equity:
Retained Earnings	$5,978	$—	$5,978	$(84)	$5,894
AXA Equitable Equity	11,459	—	11,459	(84)	11,375
Noncontrolling interest	3,046	—	3,046	—	3,046
Total Equity	14,505	—	14,505	(84)	14,421
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$210,013	$—	$210,013	$(64)	$209,949

	Three Months Ended March 31, 2017
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$852	$—	$—	$852	$(22)	$830
Net derivative gains (losses)	(362)	—	10	(352)	7	(345)
Total revenues	2,314	—	(745)	1,569	(15)	1,554
Benefits and other deductions:
Policyholders’ benefits	975	—	—	975	(3)	972
Interest credited to policyholders’ account balances	279	—	—	279	(30)	249
Compensation and benefits	438	(33)	(322)	83	—	83
Commissions and distribution related payments	382	(114)	(96)	172	—	172
Amortization of deferred policy acquisition costs	29	148	—	177	63	240
Other operating costs and expenses	381	(1)	(179)	201	—	201
Total benefits and other deductions	2,489	—	(598)	1,891	30	1,921
Income (loss) from continuing operations, before income taxes	(175)	—	(147)	(322)	(45)	(367)
Income tax (expense) benefit from continuing operations	121	—	11	132	16	148
Net income (loss) from continuing operations	(54)	—	(136)	(190)	(29)	(219)
Net income (loss)	(54)	—	(118)	(172)	(29)	(201)
Net income (loss) attributable to AXA Equitable	$(172)	$—	$—	$(172)	$(29)	$(201)

	Three Months Ended March 31, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$(54)	$(118)	$(172)	$(29)	$(201)
Change in unrealized gains (losses), net of reclassification adjustment	92	—	92	21	113
Total other comprehensive income (loss), net of income taxes	127	(7)	120	21	141
Comprehensive income (loss)	73	(125)	(52)	(8)	(60)
Comprehensive income (loss) attributable to AXA Equitable	$(52)	$—	$(52)	$(8)	$(60)

	Three Months Ended March 31, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$6,150	$—	$6,150	$(55)	$6,095
Net income (loss) attributable to AXA Equitable	(172)	—	(172)	(29)	(201)
Retained earnings, end of period	5,978	—	5,978	(84)	5,894
Accumulated other comprehensive income, beginning of year	17	—	17	(21)	(4)
Other comprehensive income (loss)	120	—	120	21	141
Accumulated other comprehensive income, end of period	137	—	137	—	137
Total AXA Equitable’s equity, end of period	11,459	—	11,459	(84)	11,375
Total Equity, End of Period	$14,505	$—	$14,505	$(84)	$14,421

	Three Months Ended March 31, 2017
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Net income (loss) (1)	$(54)	$—	$(29)	$(83)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	279	—	(30)	249
Policy charges and fee income	(852)	—	22	(830)
Net derivative (gains) losses	362	—	(7)	355
Amortization and depreciation	—	229	63	292
Amortization of deferred sales commission	9	(9)	—	—
Other depreciation and amortization	36	(36)	—	—
Amortization of other intangibles	8	(8)	—	—
Equity (income) loss from limited partnerships	—	(39)	—	(39)
Distributions from joint ventures and limited partnerships	26	(26)	—	—
Changes in:				—
Reinsurance recoverable	(23)	—	(173)	(196)
Deferred policy acquisition costs	29	(29)	—	—
Capitalization of deferred policy acquisition costs	—	(148)	—	(148)
Future policy benefits	241	—	17	258
Current and deferred income taxes	(188)	—	(6)	(194)
Other, net	151	65	—	216
Net cash provided by (used in) operating activities	$18	$(1)	$(143)	$(126)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short-term investments	—	631	—	631
Payment for the purchase/origination of:
Short-term investments	—	(376)	(289)	(665)
Change in short-term investments	254	(254)	—	—
Other, net	43	—	100	143
Net cash provided by (used in) investing activities	$(2,447)	$1	$(189)	$(2,635)

	Three Months Ended March 31, 2017
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,240	$—	$269	$2,509
Withdrawals	(785)	—	(157)	(942)
Transfer (to) from Separate Accounts	176	—	220	396
Net cash provided by (used in) financing activities	$2,306	$—	$332	$2,638
________________

(1)
Net income (loss) includes $118 million in the three months ended March 31, 2017 of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

The following tables present line items of the consolidated financial statements as of and for the three and six months ended June 30, 2017 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s June 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for the discontinued operation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	As of June 30, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
Deferred policy acquisition costs	4,913	—	4,913	(63)	4,850
Total Assets	$215,713	$—	$215,713	$(63)	$215,650
Liabilities:
Future policyholders’ benefits and other policyholders’ liabilities	$29,679	$—	$29,679	$53	$29,732
Current and deferred taxes	3,267	(542)	2,725	(39)	2,686
Total Liabilities	$199,095	$—	$199,095	$14	$199,109

Equity:
Retained Earnings	$7,479	$—	$7,479	$(77)	$7,402
AXA Equitable Equity	13,273	—	13,273	(77)	13,196
Total Equity	16,257	—	16,257	(77)	16,180
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$215,713	$—	$215,713	$(63)	$215,650

	Three Months Ended June 30, 2017
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$846	$—	$—	$846	$(12)	$834
Net derivative gains (losses)	1,763	—	5	1,768	8	1,776
Total revenues	4,548	—	(781)	3,767	(4)	3,763

	Three Months Ended June 30, 2017
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)

Benefits and other deductions:
Policyholders’ benefits	1,363	—	—	1,363	(7)	1,356
Interest credited to policyholders’ account balances	208	—	—	208	(9)	199
Compensation and benefits	450	(32)	(328)	90	—	90
Commissions and distribution related payments	389	(116)	(103)	170	—	170
Amortization of deferred policy acquisition costs	(49)	150	—	101	(1)	100
Other operating costs and expenses	149	(2)	(208)	(61)	—	(61)
Total benefits and other deductions	2,516	—	(641)	1,875	(17)	1,858
Income (loss) from continuing operations, before income taxes	2,032	—	(140)	1,892	13	1,905
Income tax (expense) benefit from continuing operations	(419)	—	11	(408)	(5)	(413)
Net income (loss) from continuing operations	1,613	—	(129)	1,484	8	1,492
Net income (loss)	1,613	—	(113)	1,500	8	1,508
Net income (loss) attributable to AXA Equitable	$1,500	$—	$—	$1,500	$8	$1,508

	Three Months Ended June 30, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$1,613	$(113)	$1,500	$8	$1,508
Comprehensive income (loss)	1,887	(93)	1,794	8	1,802
Comprehensive income (loss) attributable to AXA Equitable	$1,794	$—	$1,794	$8	$1,802

	Six Months Ended June 30, 2017
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$1,698	$—	$—	$1,698	$(34)	$1,664
Net derivative gains (losses)	1,362	—	15	1,377	54	1,431
Total revenues	6,823	—	(1,526)	5,297	20	5,317

	Six Months Ended June 30, 2017
	As Pre-viously Reported	Gross DAC Adjustment	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
Benefits and other deductions:
Policyholders’ benefits	2,338	—	—	2,338	(10)	2,328
Compensation and benefits	888	(65)	(650)	173	—	173
Commissions and distribution related payments	771	(230)	(199)	342	—	342
Amortization of deferred policy acquisition costs	(20)	298	—	278	62	340
Other operating costs and expenses	530	(3)	(387)	140	—	140
Total benefits and other deductions	4,966	—	(1,239)	3,727	52	3,779
Income (loss) from continuing operations, before income taxes	1,857	—	(287)	1,570	(32)	1,538
Income tax (expense) benefit from continuing operations	(298)	—	22	(276)	11	(265)
Net income (loss) from continuing operations	1,559	—	(265)	1,294	(21)	1,273
Net income (loss)	1,559	—	(231)	1,328	(21)	1,307
Net income (loss) attributable to AXA Equitable	$1,328	$—	$—	$1,328	$(21)	$1,307

	Six Months Ended June 30, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$1,559	$(231)	$1,328	$(21)	$1,307
Change in unrealized gains (losses), net of reclassification adjustment	386	—	386	21	407
Other comprehensive income	401	13	414	21	435
Comprehensive income (loss) attributable to AXA Equitable	$1,742	$—	$1,742	$—	$1,742

	Six Months Ended June 30, 2017
	As Pre-viously Reported	Dis-continued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statements of Equity:
Retained earnings, beginning of year	$6,151	$—	$6,151	$(56)	$6,095
Net income (loss) attributable to AXA Equitable	1,328	—	1,328	(21)	1,307
Retained earnings, end of period	7,479	—	7,479	(77)	7,402
Accumulated other comprehensive income, beginning of year	17	—	17	(21)	(4)
Other comprehensive income (loss)	414	—	414	21	435
Accumulated other comprehensive income, end of period	431	—	431	—	431
Total AXA Equitable’s equity, end of period	13,273	—	13,273	(77)	13,196
Noncontrolling interest, end of period	2,984	—	2,984	—	2,984
Total Equity, End of Period	$16,257	$—	$16,257	$(77)	$16,180

	Six Months Ended June 30, 2017
	As Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Net income (loss) (1)	$1,559	$—	$(21)	$1,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(1,698)	—	34	(1,664)
Net derivative (gains) losses	(1,362)	—	(54)	(1,416)
Amortization and depreciation	—	233	62	295
Amortization of deferred sales commission	17	(17)	—	—
Other depreciation and amortization	(61)	61	—	—
Equity (income) loss from limited partnerships	—	(65)	—	(65)
Distribution from joint ventures and limited partnerships	50	(50)	—	—
Changes in:
Reinsurance recoverable	(194)	—	(354)	(548)
Deferred policy acquisition costs	43	(43)	—	—
Capitalization of deferred policy acquisition costs	(63)	(235)	—	(298)
Future policy benefits	1,303	—	45	1,348
Current and deferred income taxes	204	—	3	207
Other, net	84	115	—	199
Net cash provided by (used in) operating activities	$(75)	$(1)	$(285)	$(361)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short-term investments	$—	$1,078	$—	$1,078
Payment for the purchase/origination of:
Short-term investments	—	(1,599)	—	(1,599)
Change in short-term investments	(508)	522	(14)	$—
Other, net	243	—	(197)	46
Net cash provided by (used in) investing activities	$(3,588)	$1	$(211)	$(3,798)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,109	$—	$784	$4,893
Withdrawals	(1,557)	—	(284)	(1,841)
Transfer (to) from Separate Accounts	767	—	(4)	763
Net cash provided by (used in) financing activities	$4,182	$—	$496	$4,678
_______________

(1)	Net income (loss) includes $231 million in the six months ended June 30, 2017 of the discontinued operations that are not included in net income (loss) in the Consolidated Statements of Income (Loss).
The following tables present line items in the consolidated statement of cash flows for the nine months ended September 30, 2017 financial information that has been affected by the revisions. This information has been corrected from the information previously presented in the Company’s September 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for the discontinued operation, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables. Tables for the other consolidated financial statements as of and for the three and nine months ended September 30, 2017 are not included as these revisions were already reflected in the Company’s September 30, 2018 Form 10-Q.

	Nine Months Ended September 30, 2017
	As Reported	Presentation Reclassifi- cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	$—	$432	$—	$432
Other depreciation and amortization	(67)	67	—	—
Equity (income) loss from limited partnerships	—	(103)	—	(103)
Distribution from joint ventures and limited partnerships	94	(94)	—	—
Changes in:
Reinsurance recoverable	(361)	—	(455)	(816)
Deferred policy acquisition costs	42	(42)	—	—
Capitalization of deferred policy acquisition costs	—	(433)	—	(433)
Future policy benefits	1,146	—	168	1,314
Current and deferred income taxes	640	—	(389)	251
Other, net	617	197	—	814
Net cash provided by (used in) operating activities	$994	$(1)	$(676)	$317

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Short-term investments	$—	$1,909	$—	$1,909
Payment for the purchase/origination of:
Short-term investments	—	(2,174)	—	(2,174)
Change in short-term investments	(266)	266	—	—
Other, net	(258)	—	203	(55)
Net cash provided by (used in) investing activities	$(5,231)	$1	$203	$(5,027)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,871	$—	$1,116	$6,987
Withdrawals	(2,574)	—	(244)	(2,818)
Transfer (to) from Separate Accounts	1,617	—	(399)	1,218
Net cash provided by (used in) financing activities	$5,460	$—	$473	$5,933
22)     SUBSEQUENT EVENTS
AXA Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”)
In November 2018, Holdings’ Board of Directors and AXA, as Holdings’ then controlling stockholder, adopted the 2019 Plan, which became effective January 1, 2019, with a total of 5.2 million shares of common stock reserved for issuance thereunder. On February 25, 2019, the Compensation Committee of Holdings’ Board of Directors approved an amendment to the 2019 Plan increasing the amount of shares of Holdings’ common stock available for issuance in connection with equity awards granted under the 2019 Plan by two million shares. The holder of a majority of the outstanding shares of Holdings’ common stock executed a written consent approving the increase on February 28, 2019.
AXA Secondary Offering of Holdings Common Stock and Holdings Share Buy-back
On March 25, 2019, AXA completed a follow-on secondary offering of 46 million shares of common stock of Holdings and the sale to Holdings of 30 million shares of common stock of Holdings. Following the completion of this secondary offering and the share buyback by Holdings, AXA owns 48.3% of the shares of common stock of Holdings. As a result, Holdings is no longer a majority owned subsidiary of AXA.

Repayment of Senior Surplus Note
On December 28, 2018, the Company, issued a $572 million senior surplus note due December 28, 2019 to Holdings, which bears interest at a fixed rate of 3.75%, payable semi-annually. The Company repaid this note on March 5, 2019.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2018

	Cost (1)	Fair Value	Amount at Which Shown on Balance Sheet
	(in millions)
Fixed Maturities:
U.S. government, agencies and authorities	$13,646	$13,335	$13,335
State, municipalities and political subdivisions	408	454	454
Foreign governments	515	519	519
Public utilities	4,614	4,569	4,569
All other corporate bonds	22,076	21,807	21,807
Residential mortgage-backed	193	202	202
Asset-backed	600	590	590
Redeemable preferred stocks	440	439	439
Total fixed maturities	42,492	41,915	41,915
Mortgage loans on real estate (2)	11,825	11,478	11,818
Real estate held for the production of income	52	52	52
Policy loans	3,267	3,944	3,267
Other equity investments	1,103	1,144	1,144
Trading securities	15,361	15,166	15,166
Other invested assets	1,554	1,554	1,554
Total Investments	$75,654	$75,253	$74,916
_____________

(1)
Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Balance Sheet amount for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by valuation allowance.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
As of December 31, 2018
Life insurance in-force	$390,374	$69,768	$30,322	$350,928	8.6%

For the year ended December 31, 2018
Premiums:
Life insurance and annuities	$787	$128	$177	$836	21.2%
Accident and health	49	32	9	26	34.6%
Total Premiums	$836	$160	$186	$862	21.6%

As of December 31, 2017
Life insurance in-force (2)	$392,926	$73,843	$30,300	$349,383	8.7%

For the year ended December 31, 2017
Premiums:
Life insurance and annuities	$826	$135	$186	$877	21.2%
Accident and health	54	36	9	27	33.3%
Total Premiums	$880	$171	$195	$904	21.6%

As of December 31, 2016
Life insurance in-force	$399,230	$78,760	$31,722	$352,192	9.0%

For the year ended December 31, 2016
Premiums:
Life insurance and annuities	$790	$135	$197	$852	23.1%
Accident and health	60	41	9	28	32.1%
Total Premiums	$850	$176	$206	$880	23.4%
_____________

(1)	Includes amounts related to the discontinued group life and health business.

(2)	Previously reported amounts for “Life insurance in-force—Ceded to other companies” of $41,330 million and “Net amount” of $381,896 have been revised due to an error.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934a) as of December 31, 2018, as amended. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.
Management’s annual report on internal control over financial reporting
Management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting, no matter how well designed, have inherent limitations. Therefore, even effective internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company’s management, including the Company’s CEO and CFO, assessed the effectiveness of its internal control over financial reporting as of December 31, 2018 in relation to the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO due to the two material weaknesses described below.
Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.
Identification of Material Weaknesses
As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not:

(i)
maintain effective controls to timely validate actuarial models are properly configured to capture all relevant product features provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances; and

(ii) maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries are completely and accurately recorded to the appropriate accounts and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between sections of the statements of cash flows.
These material weaknesses resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in:

(i)
the revision of the interim financial statements for the nine, six, and three months ended September 30, June 30, and March 31, 2018 and 2017, respectively, and the annual financial statements for the year ended December 31, 2017;

(ii)
the revision for the three and six months ended March 31, 2018, and June 30, 2018, respectively, as well as the three, six and nine months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively and for the years ended December 31, 2017 and 2016

(iii)
the revision of the interim financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017 and the annual financial statements for the years ended December 31, 2017 and 2016 and

(iv) the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015.
These revisions and restatements were directly related to the material weaknesses described above and not indicative of any new material weaknesses. Until remediated, there is a reasonable possibility that these material weaknesses could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would not be prevented or detected.
Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:
Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically validate all U.S. GAAP models.

•	We have designed and implemented enhanced controls and governance processes for new model implementations.

•	We have designed and implemented enhanced controls for model changes.

•	We have designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•
We have completed a current state assessment of significant data flows feeding actuarial models and assumptions. We have initiated a validation review and a control design assessment of these data flows.

•	We are in the process of completing a comprehensive plan for enhancing the process and controls over the reliability of data feeding significant actuarial models.
Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. Of these additional resources, eleven have a CPA license, eight have worked at a “Big 4” public accounting firm and the remainder have worked in a finance area within a public company. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP related technical topics to new and existing staff.

•
To improve controls over journal entries, a less controlled secondary process that was used for consolidating certain entities, reflecting adjustments to prior periods and generating the business segment disclosures, has been eliminated. Beginning with third quarter 2018, all journal entries are recorded in the Company’s general ledger and the secondary process is no longer necessary.

•
We have enhanced the controls over journal entries through the implementation of new standards designed to ensure effective review and approval of journal entries with sufficient supporting documentation.

•
We have designed and implemented new management review controls within the period end financial reporting process that will operate at a level of precision sufficient to detect errors that could result in a material misstatement.

While progress has been made to remediate both material weaknesses, as of December 31, 2018, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2018.
Changes in Internal Control over Financial Reporting
We have undertaken the following activities which represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting:

•	Implementation of an enhanced model validation control framework to periodically re-validate all U.S. GAAP models.

•
Design and implementation of new management review controls within the period-end financial reporting process that will operate at a level of precision sufficient to detect errors that could result in a material misstatement.

As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Omitted pursuant to General Instruction I to Form 10-K.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
In 2018 and 2017, PricewaterhouseCoopers LLP ("PwC") served as the principal external auditing firm for our parent company. Subsidiaries, including AXA Equitable Life, are allocated PwC fees attributable to services rendered by PwC to each subsidiary. PwC fees allocated to AXA Equitable Life along with a description of the services rendered by PwC to AXA Equitable Life are detailed below for the periods indicated.

	2018	2017
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$7	$12
Audit related fees	3	4
Tax fees	—	2
All other fees	—	—
Total (1)	$10	$18
_______________

(1)
Does not include fees of $11.5 million and $11.7 million for 2018 and 2017, respectively, that were paid directly by AB to PwC. For more information on these fees, see AB's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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
All services provided by PwC in 2018 were pre-approved in accordance with the procedures described above.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

Part IV, Item 16.

FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference
3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith
31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith
32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith
32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

AXA EQUITABLE LIFE INSURANCE COMPANY
By:	/s/ Mark Pearson
Name:	Mark Pearson
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2019.

/s/ Mark Pearson	Chief Executive Officer and Director
Mark Pearson

/s/ Anders B. Malmström	Senior Executive Director and Chief Financial Officer
Anders B. Malmström

/s/ Andrea M. Nitzan	Executive Director, Chief Accounting Officer and Controller
Andrea M. Nitzan

/s/ Thomas Buberl	Director
Thomas Buberl

/s/ Gérald Harlin	Director
Gérald Harlin

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G.T. Stonehill	Director
Charles G.T. Stonehill