Form 10-Q
period 2019-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2019-05-14
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on which registered
Not Applicable	Not Applicable	Not Applicable
As of May 13, 2019, 2,000,000 shares of the registrant’s Common Stock were outstanding.
REDUCED DISCLOSURE FORMAT
AXA Equitable Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, remediation of our material weaknesses, indebtedness, elements of our business strategy not being effective in accomplishing our objectives, protection of confidential customer information or proprietary business information, information systems failing or being compromised and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of deferred policy acquisition costs and financial models; (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (viii) risks related to our separation and rebranding.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in AXA Equitable’s Annual Report on Form 10-K for the year ended December 31, 2018, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $44,926 and $42,492)	$45,929	$41,915
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,100	11,818
Real estate held for production of income (1)	68	52
Policy loans	3,253	3,267
Other equity investments (1)	1,129	1,144
Trading securities, at fair value	12,704	15,166
Other invested assets	1,749	1,554
Total investments	76,932	74,916
Cash and cash equivalents	2,922	2,622
Deferred policy acquisition costs	4,338	5,011
Amounts due from reinsurers	3,093	3,124
Loans to affiliates	600	600
GMIB reinsurance contract asset, at fair value	2,009	1,991
Current and deferred income taxes	184	438
Other assets	3,031	2,763
Separate Accounts assets	118,130	108,487
Total Assets	$211,239	$199,952
LIABILITIES
Policyholders’ account balances	$48,593	$46,403
Future policy benefits and other policyholders' liabilities	30,294	29,808
Broker-dealer related payables	147	69
Securities sold under agreements to repurchase	—	573
Amounts due to reinsurers	57	113
Loans from affiliates	—	572
Other liabilities	1,600	1,460
Separate Accounts liabilities	118,130	108,487
Total Liabilities	$198,821	$187,485
Redeemable noncontrolling interest	48	39
Commitments and contingent liabilities (Note 12)
EQUITY
Equity attributable to AXA Equitable:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,815	7,807
Retained earnings	4,268	5,098
Accumulated other comprehensive income (loss)	273	(491)
Total equity attributable to AXA Equitable	12,358	12,416
Noncontrolling interest	12	12
Total Equity	12,370	12,428
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$211,239	$199,952
______________

(1)	See Note 2 for details of balances with variable interest entities.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$859	$861
Premiums	232	223
Net derivative gains (losses)	(1,555)	(817)
Net investment income (loss)	904	509
Investment gains (losses), net	(8)	87
Investment management and service fees	248	254
Other income	10	22
Total revenues	690	1,139

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	819	480
Interest credited to policyholders’ account balances	269	255
Compensation and benefits	82	149
Commissions	157	160
Interest expense	4	9
Amortization of deferred policy acquisition costs	165	209
Other operating costs and expenses	184	250
Total benefits and other deductions	1,680	1,512
Income (loss) from continuing operations, before income taxes	(990)	(373)
Income tax (expense) benefit from continuing operations	162	80
Net income (loss) from continuing operations	(828)	(293)
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	—	29
Net income (loss)	(828)	(264)
Less: Net (income) loss attributable to the noncontrolling interest	(2)	1
Net income (loss) attributable to AXA Equitable	$(830)	$(263)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(828)	$(264)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	764	(742)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	(4)
Other comprehensive income (loss) from discontinued operations	—	(10)
Total other comprehensive income (loss), net of income taxes	764	(756)
Comprehensive income (loss) attributable to AXA Equitable	$(64)	$(1,020)
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	AXA Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
January 1, 2019	$2	$7,807	$5,098	$(491)	$12,416	$12	$—	$12	$12,428
Net income (loss)	—	—	(830)	—	(830)	—	—	—	(830)
Other comprehensive income (loss)	—	—	—	764	764	—	—	—	764
Other	—	8	—	—	8	—	—	—	8
March 31, 2019	$2	$7,815	$4,268	$273	$12,358	$12	$—	$12	$12,370

January 1, 2018	$2	$6,859	$8,938	$598	$16,397	$19	$3,076	$3,095	$19,492
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	8	—	8	—	25	25	33
Deconsolidation of real estate joint ventures	—	—	—	—	—	(8)	—	(8)	(8)
Repurchase of AB Holding units	—	—	—	—	—	—	(2)	(2)	(2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(176)	(176)	(176)
Net income (loss)	—	—	(263)	—	(263)	1	133	134	(129)
Other comprehensive income (loss)	—	—	—	(756)	(756)	—	7	7	(749)
Other	—	18	—	—	18	—	13	13	31
March 31, 2018	$2	$6,877	$8,683	$(158)	$15,404	$12	$3,076	$3,088	$18,492
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss) (1)	$(828)	$(109)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	269	255
Policy charges and fee income	(859)	(861)
Net derivative (gains) losses	1,555	815
Investment (gains) losses, net	8	(87)
Realized and unrealized (gains) losses on trading securities	(250)	63
Non-cash long-term incentive compensation expense	8	12
Amortization and depreciation (2)	143	201
Amortization of deferred cost of reinsurance asset	—	46
Equity (income) loss from limited partnerships (2)	(11)	(39)
Changes in:
Net broker-dealer and customer related receivables/payables	—	283
Reinsurance recoverable	(97)	(147)
Segregated cash and securities, net	—	(208)
Capitalization of deferred policy acquisition costs (2)	(145)	(135)
Future policy benefits	41	(198)
Current and deferred income taxes	54	80
Other, net	(36)	12
Net cash provided by (used in) operating activities	$(148)	$(17)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$2,662	$3,238
Mortgage loans on real estate	216	68
Trading account securities	3,376	1,683
Real estate joint ventures	1	140
Short-term investments (2)	747	688
Other	41	(86)
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(5,065)	(2,313)
Mortgage loans on real estate	(517)	(447)
Trading account securities	(518)	(2,595)
Short-term investments (2)	(681)	(377)
Other	(62)	(48)
Cash settlements related to derivative instruments	(978)	(503)
Investment in capitalized software, leasehold improvements and EDP equipment	(13)	(24)
Other, net	97	(407)
Net cash provided by (used in) investing activities	$(694)	$(983)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,271	$1,898
Withdrawals	(1,048)	(1,081)
Transfers (to) from Separate Accounts	445	452
Change in short-term financings	—	(76)
Change in collateralized pledged assets	(6)	(5)
Change in collateralized pledged liabilities	625	(31)
Increase (decrease) in overdrafts payable	—	7
Repurchase of AB Holding Units	—	(2)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	—	373
Distribution to noncontrolling interests in consolidated subsidiaries	—	(176)
Repayment of loans from affiliates	(572)	—
Increase (decrease) in securities sold under agreement to repurchase	(573)	17
Other, net	—	4
Net cash provided by (used in) financing activities	$1,142	$1,380

Effect of exchange rate changes on Cash and cash equivalents	—	8
Change in Cash and cash equivalents	300	388
Cash and cash equivalents, beginning of year	2,622	3,409
Cash and cash equivalents, end of period	$2,922	$3,797

Cash and cash equivalents of disposed subsidiary:
Beginning of year		$1,009
End of period		$1,235

Cash and cash equivalents of continuing operations:
Beginning of year		$3,409
End of period		$3,797

Cash flows of disposed subsidiary:
Net cash provided by (used in):
Operating activities		$274
Investing activities		$(182)
Financing activities		$126
Effect of exchange rate changes on Cash and cash equivalents		$8

Non-cash transactions during the period:
(Settlement) issuance of long-term debt		$(202)
Transfer of assets to reinsurer		$(604)
_____________

(1)
Net income (loss) includes $155 million in the three months ended March 31, 2018 of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

(2)	Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 14 for further information.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
Consolidation
AXA Equitable Life Insurance Company’s (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of AXA Equitable Holdings, Inc. (“Holdings”). As of March 31, 2019 and December 31, 2018, AXA S.A. (“AXA”), a French holding company for the AXA Group, owned approximately 48% and 59%, respectively, of the outstanding common stock of Holdings.
The accompanying consolidated financial statements represent the consolidated results and financial position of AXA Equitable and not the consolidated results and financial position of Holdings.
Discontinued Operations
In the fourth quarter of 2018, the Company transferred its economic interest in the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”) to a newly created wholly-owned subsidiary of Holdings (the “AB Business Transfer”). See Note 13 for additional information.
2)    SIGNIFICANT ACCOUNTING POLICIES
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The terms “first quarter 2019” or “first three months of 2019” and “first quarter 2018” or “first three months of 2018” refer to the three months ended March 31, 2019 and 2018, respectively.
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
On January 1, 2019, the Company adopted the new hedging guidance. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2017-08: Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)
This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date and is intended to better align interest income recognition with the manner in which market participants price these instruments.

On January 1, 2019, the Company adopted the new guidance on accounting for certain premiums on callable debt securities. As the Company’s existing accounting practices aligned with the guidance in the ASU, adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods will not be adjusted or presented under this method. We applied several practical expedients offered by ACS 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $347 million reported in Other assets and operating lease liabilities of $439 million reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $58 million and liabilities associated with previously recognized impairments of $34 million. See Note 8 for additional information.

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
Effective for fiscal years beginning after December 31, 2020. Early adoption is permitted.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Amortization of deferred policy acquisition costs. The ASU simplifies the amortization of deferred policy acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts.  Deferred costs will be required to be written off for unexpected contract terminations but will not be subject to impairment testing.

Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, Separate Accounts liabilities and deferred policy acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk. The ASU requires MRBs to be measured at fair value with changes in value attributable to changes in instrument-specific credit risk recognized in OCI.

The same adoption method must be used for deferred policy acquisition costs.

For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.

For deferred policy acquisition costs, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for the liability for future policyholder benefits for traditional and limited payment contracts.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At March 31, 2019, the Company held $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are $168.6 billion at March 31, 2019. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.1 billion and $866 million of unfunded commitments at March 31, 2019. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At March 31, 2019, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at March 31, 2019 related to this VIE is $35 million of Real estate held for production of income. In addition, Real estate held for production of income reflects $16 million as related to two non-consolidated joint ventures at March 31, 2019.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of the Company’s assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for the Company’s insurance business, liabilities for future policyholder benefits, deferred policy acquisition cost (“DAC”) and deferred sales inducement (“DSI”) assets. Accordingly, there were no material assumption changes in the first quarters of 2019 or 2018.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification.
The reclassification adjustments for the three months ended March 31, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

Three Months Ended March 31, 2018
(in millions)
Reductions to expense line items:
Compensation and benefits	$33
Commissions	101
Other operating costs and expenses	1
Total reductions	$135

Increase to expense line item:
Amortization of deferred policy acquisition costs	$135

Revenue Recognition
The table below presents the revenues recognized during the three months ended March 31, 2019 and 2018, disaggregated by category:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Investment management and service fees:
Base fees	$178	$182
Distribution services	70	72
Total investment management and service fees	$248	$254

Other income	$5	$7
Revision of Prior Period Financial Statements
During the second and third quarter of 2018, the Company revised its financial statements to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered to be material. However, in order to improve the consistency and comparability of the financial statements, management revised the Company’s consolidated financial statements as of and for the three and six months ended March 31, 2018 and June 30, 2018, respectively.
In addition, during the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to its financial statements of any period.
The impact of the misclassifications detailed in the revision tables included in Note 14 on the consolidated statement of cash flows for the three months ended March 31, 2018 were corrected in the comparative consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 contained elsewhere in the financial statements. The misclassifications for the six and nine months ended June 30, 2018 and September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filings as of and for the three and six months ended June 30, 2019 and as of and for the three and nine months ended September 30, 2019, respectively. See Note 14 for further information.
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
March 31, 2019:
Fixed Maturities:
Corporate (1)	$30,106	$867	$208	$30,765	$—
U.S. Treasury, government and agency	12,719	462	213	12,968	—
States and political subdivisions	408	55	—	463	—
Foreign governments	478	27	7	498	—
Residential mortgage-backed (2)	185	10	—	195	—
Asset-backed (3)	608	1	4	605	2
Redeemable preferred stock	422	16	3	435	—
Total at March 31, 2019	$44,926	$1,438	$435	$45,929	$2

December 31, 2018:
Fixed Maturities:
Corporate (1)	$26,690	$385	$699	$26,376	$—
U.S. Treasury, government and agency	13,646	143	454	13,335	—
States and political subdivisions	408	47	1	454	—
Foreign governments	515	17	13	519	—
Residential mortgage-backed (2)	193	9	—	202	—
Asset-backed (3)	600	1	11	590	2
Redeemable preferred stock	440	16	17	439	—
Total at December 31, 2018	$42,492	$618	$1,195	$41,915	$2
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at March 31, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
March 31, 2019:
Due in one year or less	$1,817	$1,829
Due in years two through five	10,322	10,519
Due in years six through ten	14,953	15,367
Due after ten years	16,619	16,979
Subtotal	43,711	44,694
Residential mortgage-backed	185	195
Asset-backed	608	605
Redeemable preferred stock	422	435
Total at March 31, 2019	$44,926	$45,929

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Proceeds from sales	$1,361	$3,428
Gross gains on sales	$8	$127
Gross losses on sales	$(15)	$(41)

Total OTTI	$—	$—
Non-credit losses recognized in OCI	—	—
Credit losses recognized in Net income (loss)	$—	$—
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balances at January 1,	$(46)	$(10)
Previously recognized impairments on securities that matured, paid, prepaid or sold	28	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Impairments recognized this period on securities not previously impaired	—	—
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balances at March 31,	$(18)	$(10)
______________

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

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:
Net Unrealized Gains (Losses) on Fixed Maturities Classified as AFS

	March 31, 2019	December 31, 2018
	(in millions)
Fixed maturities available-for-sale:
With OTTI loss	$—	$—
All other	1,003	(577)
Net unrealized gains (losses)	$1,003	$(577)
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$—	$—	$—	$—	$—
Net investment gains (losses) arising during the period	(10)	—	—	—	(10)
Reclassification adjustment:
Included in Net income (loss)	10	—	—	—	10
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	—	—	—
Balances at March 31, 2019	$—	$—	$—	$—	$—

Balances at January 1, 2018	$1	$1	$(1)	$(5)	$(4)
Net investment gains (losses) arising during the period	—	—	—	—	—
Reclassification adjustment:
Included in Net income (loss)	(2)	—	—	—	(2)
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	—	—
Policyholders’ liabilities	—	—	1	—	1
Balances at March 31, 2018	$(1)	$—	$—	$(5)	$(6)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$(577)	$39	$(55)	$125	$(468)
Net investment gains (losses) arising during the period	1,583	—	—	—	1,583
Reclassification adjustment:					—
Included in Net income (loss)	(3)	—	—	—	(3)
Impact of net unrealized investment gains (losses) on:
DAC	—	(655)	—	—	(655)
Deferred income taxes	—	—	—	(211)	(211)
Policyholders’ liabilities	—	—	77	—	77
Balances at March 31, 2019	$1,003	$(616)	$22	$(86)	$323

Balances at January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(1,245)	—	—	—	(1,245)
Reclassification adjustment:
Included in Net income (loss)	(88)	—	—	—	(88)
Impact of net unrealized investment gains (losses) on:
DAC	—	288	—	—	288
Deferred income taxes	—	—	—	197	197
Policyholders’ liabilities	—	—	108	—	108
Balances at March 31, 2018	$193	$(27)	$(124)	$(103)	$(61)
The following tables disclose the fair values and gross unrealized losses of the 674 issues at March 31, 2019 and the 1,471 issues at December 31, 2018 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2019:
Fixed Maturities:
Corporate	$653	$6	$5,387	$202	$6,040	$208
U.S. Treasury, government and agency	—	—	3,163	213	3,163	213
Foreign governments	—	—	67	7	67	7
Asset-backed	279	1	249	3	528	4
Redeemable preferred stock	44	1	35	2	79	3
Total at March 31, 2019	$976	$8	$8,901	$427	$9,877	$435

December 31, 2018:
Fixed Maturities:
Corporate	$8,369	$306	$6,161	$393	$14,530	$699
U.S. Treasury, government and agency	2,636	68	3,154	386	5,790	454
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	13	—	13	—
Asset-backed	558	11	6	—	564	11
Redeemable preferred stock	160	12	31	5	191	17
Total at December 31, 2018	$11,832	$400	$9,460	$795	$21,292	$1,195
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2019 and December 31, 2018 were $218 million and $210 million, respectively, representing 1.8% and 1.7% of the consolidated equity of the Company
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2019 and December 31, 2018, respectively, approximately $1,250 million and $1,228 million, or 2.8% and 2.9%, of the $44,926 million and $42,492 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $5 million and $30 million at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019 and December 31, 2018, respectively, the $427 million and $795 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for the three months ended March 31, 2019 or 2018 for these securities was not warranted. At March 31, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At March 31, 2019 and December 31, 2018, the fair value of the Company’s trading account securities was $12,704 million and $15,166 million, respectively. At March 31, 2019 and December 31, 2018, trading account securities included the General Account’s investment in Separate Accounts which had carrying values of $50 million and $48 million, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the three months ended March 31, 2019 and 2018:
Net Investment Income (Loss) from Trading Account Securities

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$274	$(96)
Net investment gains (losses) recognized on securities sold during the period	(24)	(1)
Net investment gains (losses) on trading account securities arising during the period	250	(97)
Interest and dividend income from trading account securities	90	66
Net investment income (loss) from trading account securities	$340	$(31)
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At March 31, 2019 and December 31, 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $0 and $19 million, respectively.
Valuation Allowances for Mortgage Loans:
The change in the valuation allowance for credit losses for commercial mortgage loans during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Allowance for credit losses:
Beginning balance, January 1,	$7	$8
Charge-offs	(7)	—
Recoveries	—	(1)
Provision	—	—
Ending balance, March 31,	$—	$7

March 31, Individually Evaluated for Impairment	$—	$7
There were no allowances for credit losses for agricultural mortgage loans for the three months ended March 31, 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at March 31, 2019 and December 31, 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
March 31, 2019:
Commercial Mortgage Loans
0% - 50%	$764	$21	$215	$24	$—	$—	$1,024
50% - 70%	4,933	806	1,284	474	—	—	7,497
70% - 90%	266	—	117	334	132	—	849
90% plus	—	—	—	—	—	—	—
Total Commercial Mortgage Loans	$5,963	$827	$1,616	$832	$132	$—	$9,370
Agricultural Mortgage Loans
0% - 50%	$278	$130	$276	$563	$350	$49	$1,646
50% - 70%	119	70	248	357	237	34	1,065
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$397	$200	$524	$939	$587	$83	$2,730
Total Mortgage Loans
0% - 50%	$1,042	$151	$491	$587	$350	$49	$2,670
50% - 70%	5,052	876	1,532	831	237	34	8,562
70% - 90%	266	—	117	353	132	—	868
90% plus	—	—	—	—	—	—	—
Total Mortgage Loans	$6,360	$1,027	$2,140	$1,771	$719	$83	$12,100

December 31, 2018:
Commercial Mortgage Loans
0% - 50%	$780	$21	$247	$24	$—	$—	$1,072
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,948	$677	$1,510	$746	$249	$—	$9,130
Agricultural Mortgage Loans
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans
0% - 50%	$1,062	$168	$514	$567	$321	$51	$2,683
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,342	$870	$2,023	$1,687	$821	$82	$11,825
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2019 and December 31, 2018.
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
March 31, 2019
Commercial	$—	$—	$—	$—	$9,370	$9,370	$—
Agricultural	9	26	55	90	2,640	2,730	54
Total Mortgage Loans	$9	$26	$55	$90	$12,010	$12,100	$54

December 31, 2018
Commercial	$—	$—	$27	$27	$9,103	$9,130	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,730	$11,825	$40
The following table provides information relating to impaired mortgage loans at March 31, 2019 and December 31, 2018.
Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized
	(in millions)
March 31, 2019:
With no related allowance recorded:
Agricultural mortgage loans	$2	$2	$—	$2	$—
Total	$2	$2	$—	$2	$—
With related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$13	$—
Total	$—	$—	$—	$13	$—

December 31, 2018:
With no related allowance recorded:
Agricultural mortgage loans	$2	$2	$—	$—	$—
Total	$2	$2	$—	$—	$—
With related allowance recorded:
Commercial mortgage loans - other	$27	$31	$(7)	$27	$—
Total	$27	$31	$(7)	$27	$—
______________

(1)	Represents a two-quarter and five-quarter average of recorded amortized cost at March 31, 2019 and December 31, 2018, respectively.
4)    DERIVATIVES
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers, thereby substantially reducing any exposure to market-related earnings volatility.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the U.S. dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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
In 2016, the Company implemented a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. Under this program, the Company derecognized $3,905 million of U.S. Treasury securities for which the Company received proceeds of $3,905 million at inception of the total return swap contract. Under the terms of these swaps, the Company retains ongoing exposure to the total returns of the underlying U.S. Treasury securities in exchange for a financing cost. At March 31, 2019, the aggregate fair value of U.S. Treasury securities derecognized under this program was $3,788 million. Reported in Other invested assets in the Company’s balance sheet at March 31, 2019 is $87 million, representing the fair value of the total return swap contracts.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Instruments by Category

	At March 31, 2019			Gains (Losses) Reported in Net Income (Loss) Three Months Ended March 31, 2019
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$6,544	$—	$—	$(738)
Swaps	8,065	6	371	(973)
Options	37,417	3,474	1,310	1,101
Interest rate contracts:
Swaps	28,153	910	209	648
Futures	16,385	—	—	55
Credit contracts:
Credit default swaps	1,242	22	—	10
Other freestanding contracts:
Foreign currency contracts	1,796	24	1	10
Margin	—	16	—	—
Collateral	—	9	2,556	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	2,009	—	27
GMxB derivative features liability (3)	—	—	5,944	(409)
SCS, SIO, MSO and IUL indexed features (4)	—	—	1,992	(1,286)
Total	$99,602	$6,470	$12,383	$(1,555)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Three Months Ended March 31, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$10,411	$—	$—	$(29)
Swaps	7,697	140	168	64
Options	21,698	2,119	1,163	(15)
Interest rate contracts:
Swaps	27,003	632	194	(490)
Futures	11,448	—	—	40
Credit contracts:
Credit default swaps	1,282	17	—	—
Other freestanding contracts:
Foreign currency contracts	2,097	27	14	(51)
Margin	—	7	5	—
Collateral	—	3	1,564	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,991	—	(842)
GMxB derivative features liability (3)	—	—	5,431	485
SCS, SIO, MSO and IUL indexed features (4)	—	—	687	21
Total	$81,636	$4,936	$9,226	$(817)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at March 31, 2019 are exchange-traded and net settled daily in cash. At March 31, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $256 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $34 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $25 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At March 31, 2019 and December 31, 2018, respectively, the Company held $2,556 million and $1,564 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $9 million and $3 million at March 31, 2019 and December 31, 2018, respectively, in the normal operation of its collateral arrangements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At March 31, 2019 and December 31, 2018, the balance outstanding under securities repurchase transactions was $0 and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset and liability management purposes, see Note 12.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At March 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets
Total derivatives	$4,460	$4,399	$61
Other financial instruments	1,688	—	1,688
Other invested assets	$6,148	$4,399	$1,749

Liabilities
Total derivatives	$4,399	$4,352	$47
Other financial liabilities	1,553	—	1,553
Other liabilities	$5,952	$4,352	$1,600

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2019.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At March 31, 2019

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets
Total derivatives	$2,546	$367	$2,118	$61
Other financial instruments	1,688	—	—	1,688
Other invested assets	$4,234	$367	$2,118	$1,749

Liabilities
Total derivatives	$47	$—	$—	$47
Other financial liabilities	1,553	—	—	1,553
Other liabilities	$1,600	$—	$—	$1,600

The Company had no securities sold under agreements to repurchase at March 31, 2019.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2018.
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
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2018.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets
Total derivatives	$1,397	$—	$(1,363)	$34
Other financial instruments	1,520	—	—	1,520
Other invested assets	$2,917	$—	$(1,363)	$1,554

Liabilities
Total derivatives	$197	$—	$—	$197
Other financial liabilities	1,263	—	—	1,263
Other liabilities	$1,460	$—	$—	$1,460

Securities sold under agreement to repurchase (1) (2) (3)	$571	$(588)	$—	$(17)
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase.

(2)	U.S. Treasury and agency securities are in Fixed maturities available-for-sale on the consolidated balance sheets.

(3)	Cash is included in Cash and cash equivalents on consolidated balance sheets.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase: (1)
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.
5)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,670	$6,709
Other liabilities	70	47
Total Closed Block liabilities	6,740	6,756

Assets Designated to the Closed Block:
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,606 and $3,680)	3,697	3,672
Mortgage loans on real estate, net of valuation allowance of $0 and $0	1,822	1,824
Policy loans	727	736
Cash and other invested assets	142	76
Other assets	171	179
Total assets designated to the Closed Block	6,559	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	181	269
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation of $0 and $0	105	8
Maximum future earnings to be recognized from Closed Block assets and liabilities	$286	$277

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues:
Premiums and other income	$48	$51
Net investment income (loss)	67	73
Investment gains (losses), net	(1)	1
Total revenues	114	125

Benefits and Other Deductions:
Policyholders’ benefits and dividends	121	126
Other operating costs and expenses	1	1
Total benefits and other deductions	122	127
Net income (loss) before income taxes	(8)	(2)
Income tax (expense) benefit	(1)	—
Net income (loss)	$(9)	$(2)
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balances, beginning of year	$—	$19
Unrealized investment gains (losses), net of DAC	—	(19)
Balances, end of period	$—	$—
6)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and no NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) are reflected in the

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three Months Ended March 31, 2019 and 2018

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at January 1, 2019	$4,654	$(107)	$3,741	$(1,991)
Paid guarantee benefits	(118)	4	(56)	21
Other changes in reserve	129	—	55	(39)
Balance at March 31, 2019	$4,665	$(103)	$3,740	$(2,009)

Balance at January 1, 2018	$4,054	$(2,030)	$4,754	$(10,488)
Paid guarantee benefits	(101)	(54)	(32)	27
Other changes in reserve	96	62	(139)	788
Balance at March 31, 2018	$4,049	$(2,022)	$4,583	$(9,673)

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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in-force with GMDB and GMIB features as of March 31, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Direct Variable Annuity Contracts with GMDB and GMIB Features
At March 31, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,178	$98	$60	$181	$14,517
Separate Accounts	45,599	9,001	3,134	32,609	90,343
Total Account Values	$59,777	$9,099	$3,194	$32,790	$104,860

Net amount at risk, gross	$143	$143	$2,025	$18,389	$20,700
Net amount at risk, net of amounts reinsured	$143	$138	$1,414	$18,389	$20,084

Average attained age of policyholders (in years)	51.4	67.1	73.8	69.2	55.3
Percentage of policyholders over age 70	10.2%	43.5%	66.1%	50.7%	19.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$19	$245	$264
Separate Accounts	—	—	21,923	35,745	57,668
Total Account Values	$—	$—	$21,942	$35,990	$57,932

Net amount at risk, gross	$—	$—	$898	$8,287	$9,185
Net amount at risk, net of amounts reinsured	$—	$—	$281	$7,515	$7,796

Average attained age of policyholders (in years)	N/A	N/A	69.0	69.0	69.0
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.4	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance Agreements” in Note 10 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
Separate Accounts Investments by Investment Category Underlying Variable Annuity Contracts with GMDB and GMIB Features
The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB features. The investment performance of the assets impacts the related account values and, consequently, the NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in Variable Insurance Trust Mutual Funds

	As of March 31, 2019		As of December 31, 2018
	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,856	$17,692	$35,541	$15,759
Fixed income	5,206	2,825	5,173	2,812
Balanced	44,433	36,855	41,588	33,974
Other	848	296	852	290
Total	$90,343	$57,668	$83,154	$52,835
Hedging Programs for GMDB, GMIB, GIB and Other Features
The Company has a program intended to hedge certain risks associated first with the GMDB feature and with the GMIB feature of the Accumulator series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not externally reinsured.
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
The change in the NLG feature reflected in the General Account in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets is summarized in the table below.

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2019	$787	$(733)	$54
Paid guaranteed benefits	(7)	—	(7)
Other changes in reserves	21	(11)	10
Balance at March 31, 2019	$801	$(744)	$57

Balance at January 1, 2018	$692	$(664)	$28
Paid guaranteed benefits	(8)	—	(8)
Other changes in reserves	18	(11)	7
Balance at March 31, 2018	$702	$(675)	$27
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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At March 31, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at March 31, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$29,596	$1,169	$30,765
U.S. Treasury, government and agency	—	12,968	—	12,968
States and political subdivisions	—	424	39	463
Foreign governments	—	498	—	498
Residential mortgage-backed (2)	—	195	—	195
Asset-backed (3)	—	71	534	605
Redeemable preferred stock	157	278	—	435
Total fixed maturities, available-for-sale	157	44,030	1,742	45,929
Other equity investments	12	—	—	12
Trading account securities	296	12,408	—	12,704
Other invested assets:
Short-term investments	—	198	—	198
Assets of consolidated VIEs/VOEs	—	—	18	18
Swaps	—	360	—	360
Credit default swaps	—	22	—	22
Options	—	2,164	—	2,164
Total other invested assets	—	2,744	18	2,762
Cash equivalents	2,518	—	—	2,518
GMIB reinsurance contract asset	—	—	2,009	2,009
Separate Accounts assets	114,780	2,750	383	117,913
Total Assets	$117,763	$61,932	$4,152	$183,847

Liabilities
GMxB derivative features’ liability	$—	$—	$5,944	$5,944
SCS, SIO, MSO and IUL indexed features’ liability	—	1,992	—	1,992
Total Liabilities	$—	$1,992	$5,944	$7,936
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Fixed maturities, available-for-sale:
Corporate (1)	$—	$25,202	$1,174	$26,376
U.S. Treasury, government and agency	—	13,335	—	13,335
States and political subdivisions	—	416	38	454
Foreign governments	—	519	—	519
Residential mortgage-backed (2)	—	202	—	202
Asset-backed (3)	—	71	519	590
Redeemable preferred stock	163	276	—	439
Total fixed maturities, available-for-sale	163	40,021	1,731	41,915
Other equity investments	12	—	—	12
Trading account securities	218	14,919	29	15,166
Other invested assets:
Short-term investments	—	412	—	412
Assets of consolidated VIEs/VOEs	—	—	19	19
Swaps	—	423	—	423
Credit default swaps	—	17	—	17
Options	—	956	—	956
Total other invested assets	—	1,808	19	1,827
Cash equivalents	2,160	—	—	2,160
GMIB reinsurance contracts asset	—	—	1,991	1,991
Separate Accounts assets	105,159	2,733	374	108,266
Total Assets	$107,712	$59,481	$4,144	$171,337

Liabilities
GMxB derivative features’ liability	$—	$—	$5,431	$5,431
SCS, SIO, MSO and IUL indexed features’ liability	—	687	—	687
Total Liabilities	$—	$687	$5,431	$6,118
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap (“OIS”) curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.
Investments classified as Level 1 primarily include redeemable preferred stock, trading account securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The valuations of the GMIB reinsurance contract asset and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset and liabilities and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $148 million and $184 million at March 31, 2019 and December 31, 2018, respectively, to recognize incremental counterparty non-performance risk.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, and primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
During the three months ended March 31, 2019, AFS fixed maturities with fair values of $69 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $17 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at March 31, 2019.
During the three months ended March 31, 2018, AFS fixed maturities with fair values of $16 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $67 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at March 31, 2018.
The tables below present reconciliations for all Level 3 assets and liabilities for the three months ended March 31, 2019 and 2018.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, January 1, 2019	$1,174	$38	$519
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	1	—	—
Other comprehensive income (loss)	9	1	4
Purchases	70	—	11
Sales	(33)	—	—
Transfers into Level 3 (1)	17	—	—
Transfers out of Level 3 (1)	(69)	—	—
Balance, March 31, 2019	$1,169	$39	$534

Balance, January 1, 2018	$1,139	$40	$8
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	2	—	—
Other comprehensive income (loss)	(20)	(1)	—
Purchases	173	—	—
Sales	(116)	—	(1)
Transfers into Level 3 (1)	67	—	—
Transfers out of Level 3 (1)	(16)	—	—
Balance, March 31, 2018	$1,229	$39	$7
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments (2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2019	$48	$1,991	$374	$(5,431)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	7	—
Net derivative gains (losses), excluding non-performance risk	—	(13)	—	51
Non-performance risk (1)	—	40	—	(460)
Subtotal	—	27	7	(409)
Purchases (2)	—	12	4	(107)
Sales (3)	—	(21)	—	3
Settlements	—	—	(1)	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers out of Level 3 (4)	(29)	—	(1)	—
Balance, March 31, 2019	$18	$2,009	$383	$(5,944)

Balance, January 1, 2018	$25	$10,488	$349	$(4,256)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	7	—
Net derivative gains (losses), excluding non-performance risk	—	(854)	—	436
Non-performance risk (1)	—	13	—	49
Subtotal	—	(841)	7	485
Purchases (2)	—	54	3	(93)
Sales (3)	—	(27)	(1)	2
Settlements	—	—	(1)	—
Activity related to consolidated VIEs/VOEs	1	—	—	—
Transfers into Level 3 (4)	5	—	—	—
Balance, March 31, 2018	$31	$9,674	$357	$(3,862)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset, and the GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the three months ended March 31, 2019 and 2018 by category for Level 3 assets and liabilities still held at March 31, 2019 and 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Instruments

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at March 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$9
State and political subdivisions	—	—	1
Asset-backed	—	—	4
Subtotal	—	—	14
GMIB reinsurance contracts	—	27	—
Separate Accounts assets (1)	7	—	—
GMxB derivative features liability	—	(409)	—
Total	$7	$(382)	$14

Held at March 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(19)
State and political subdivisions	—	—	(1)
Subtotal	—	—	(20)
GMIB reinsurance contracts	—	(842)	—
Separate Accounts assets (1)	7	—	—
GMxB derivative features liability	—	440	—
Total	$7	$(402)	$(20)
______________

(1)	There is an investment expense that offsets this investment gain (loss).
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at March 31, 2019 and December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$96	Matrix pricing model	Spread over benchmark	15 - 580 bps	109 bps
	891	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.9x - 25.5x 6.1% - 16.5% 1.6x - 18.0x	12.7x 10.6% 11.4x
Separate Accounts assets	359	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.5% 6.4%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248 bps 4.8%
GMIB reinsurance contract asset	2,009	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 52 - 129 bps 7.0% - 32.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,847	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	149 bps 0.8% - 26.2% 0.0% - 12.144% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	137	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 7.0% - 32.0%
GIB	(44)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 7.0% - 32.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 7.0% - 32.0%
______________

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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$93	Matrix pricing model	Spread over benchmark	15 - 580 bps	104 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248 bps 5.1%
GMIB reinsurance contract asset	1,991	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 74 - 159 bps 10.0% - 34.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 5.7% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at March 31, 2019 and December 31, 2018, respectively, are approximately $796 million and $826 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2019 and December 31, 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2019 and December 31, 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Separate Accounts assets classified as Level 3 in the table at March 31, 2019 and December 31, 2018, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.
The carrying values and fair values at March 31, 2019 and December 31, 2018 for financial instruments not otherwise disclosed in Notes 3 and 4 are presented in the table below.

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2019:
Mortgage loans on real estate	$12,100	$—	$—	$12,002	$12,002
FHLBNY Funding Agreements	$4,001	$—	$4,011	$—	$4,011
Policy loans	$3,253	$—	$—	$4,064	$4,064
Loans to affiliates	$600	$—	$610	$—	$610
Policyholders’ liabilities: Investment contracts	$1,983	$—	$—	$2,094	$2,094
Separate Accounts liabilities	$8,173	$—	$—	$8,173	$8,173

December 31, 2018:
Mortgage loans on real estate	$11,818	$—	$—	$11,478	$11,478
FHLBNY Funding Agreements	$4,002	$—	$3,956	$—	$3,956
Policy loans	$3,267	$—	$—	$3,944	$3,944
Loans to affiliates	$600	$—	$603	$—	$603
Policyholders’ liabilities: Investment contracts	$1,974	$—	$—	$2,015	$2,015
Loans from affiliates	$572	$—	$572	$—	$572
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8)    LEASES
Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.
The Company's lease population primarily consists of real estate leases for office space. The Company also has operating leases for various types of furniture and office equipment. For certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease RoU assets and liabilities. For certain lease agreements entered into or reassessed after the adoption of ASC 842, the Company elected to combine the lease and related non-lease components for its operating leases; however, the non-lease components associated with the Company’s operating leases are primarily variable in nature and as such are not included in the determination of the RoU asset and lease liability but are recognized in the period in which the obligation for those payments is incurred.
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of one year to 12 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
The Company primarily subleases floor space within our New Jersey and New York lease properties to various third parties. The lease term for the subleases typically corresponds to the head lease term.
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	March 31, 2019
		(in millions)
Assets
Operating lease asset	Other Assets	$328
Liabilities
Operating lease liability	Other Liabilities	$422

The table below summarizes the components of lease costs for the three months ended March 31, 2019.
Lease Costs

Three Months Ended March 31, 2019
(in millions)
Operating lease cost	$53
Variable operating lease cost	$3
Sublease income	$(4)
Short-term lease expense	$1

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities as of March 31, 2019 are as follows:

Maturities of Lease Liabilities

March 31, 2019
Operating Leases (1)	(in millions)
2019	$86
2020	89
2021	84
2022	81
2023	76
Thereafter	84
Total lease payments	500
Less: Interest	(78)
Present value of lease liabilities	$422
______________

(1)
As of March 31, 2019, the Company has additional operating real estate leases that have not yet commenced of approximately $10 million. These operating leases will commence in August 2019 with lease terms of five to ten years.

Weighted Average of Lease Term and Discount Rate

March 31, 2019
Weighted-average remaining operating lease term (years)	6
Weighted-average discount rate for operating leases	3.15%
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Three Months Ended March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$1
The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
Calendar Year	(in millions)
2019	$81
2020	$74
2021	$69
2022	$67
2023	$63
Thereafter	$66

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9)    INCOME TAXES
Income tax expense for the three months ended March 31, 2019 and 2018 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)     RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the three months ended March 31, 2019 with related parties are summarized below.
Loans from Affiliates
Senior Surplus Notes
On December 28, 2018, AXA Equitable issued a $572 million senior surplus note due December 28, 2019 to Holdings, which bears interest at a fixed rate of 3.75%, payable semi-annually. The surplus note is intended to have priority in right of payments and in all other respects to any and all other surplus notes issued by AXA Equitable at any time. AXA Equitable repaid this note on March 5, 2019 and incurred $4 million of interest expense during three months ended March 31, 2019.
Investment management fees
The Company recorded investment management fee expense of $24 million and $21 million, respectively, from AllianceBernstein for the three months ended March 31, 2019 and 2018.
11)     EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of March 31, 2019 and 2018 follow:

	March 31,
	2019	2018
	(in millions)
Unrealized gains (losses) on investments	$280	$(129)
Defined benefit pension plans	(7)	(5)
Total accumulated other comprehensive income (loss) from continuing operations	273	(134)
Less: Accumulated other comprehensive (income) loss attributable to discontinued operations, net of noncontrolling interest	—	(24)
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$273	$(158)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of OCI, net of taxes for the three months ended March 31, 2019 and 2018 follow:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,243	$(984)
(Gains) losses reclassified to Net income (loss) during the period (1)	6	(71)
Net unrealized gains (losses) on investments	1,249	(1,055)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(485)	313
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $200 and $(197))	764	(742)
Change in defined benefit plans:
Less: Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	—	(4)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0 and $0)	—	(4)
Total other comprehensive income (loss), net of income taxes from continuing operations	764	(746)
Other comprehensive income (loss) from discontinued operations, net of income taxes	—	(10)
Other comprehensive income (loss) attributable to AXA Equitable	$764	$(756)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts are presented net of income tax expense (benefit) of $1 million and $(19) million for the three months ended March 31, 2019 and 2018, respectively.

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
12)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, the use of captive reinsurers, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
The outcome of a litigation or regulatory matter is difficult to predict, and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $95 million.
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable’s COI rate increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against AXA Equitable and have been coordinated with the Brach action for the purposes of pre-trial activities. They

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against AXA Equitable in New York state court. AXA Equitable is vigorously defending each of these matters.
Obligation under funding agreements
As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable issues short-term funding agreements to the FHLBNY and uses the funds for asset liability and cash management purposes. AXA Equitable issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. For other instruments used for asset liability management purposes see Note 4. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.
Change in FHLBNY Funding Agreements during the Three Months Ended March 31, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Outstanding Balance at March 31, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$4,470	$4,470	$1,640
Long-term funding agreements:
Due in years two through five	1,569	—	—	1,569
Due in more than five years	781	—	—	781
Total long-term funding agreements	2,350	—	—	2,350
Total funding agreements (1)	$3,990	$4,470	$4,470	$3,990
______________

(1)
The $11 million and $12 million difference between the funding agreements carrying value shown in fair value table at March 31, 2019 and December 31, 2018, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

Guarantees and Other Commitments
At March 31, 2019, the Company had $877 million of commitments under equity financing arrangements to certain limited partnerships, including $258 million of commitments to funds managed by affiliates. In addition, at March 31, 2019, the Company had $325 million of commitments under equity financing arrangements to existing mortgage loan agreements.
The Company had $19 million of undrawn letters of credit related to reinsurance at March 31, 2019.
Pursuant to certain assumption agreements (the “Assumption Agreements”), Holdings legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits as well as under the AXA Equitable Retirement plan, a frozen qualified pension plan. AXA Equitable remains secondarily liable for its obligations under these plans and would recognize such liabilities in the event Holdings does not perform under the terms of the Assumption Agreements.
13)    DISCONTINUED OPERATIONS
The results of AB are reflected in the Company’s consolidated financial statements as discontinued operations and are presented in Net income (loss) from discontinued operations, net of taxes. Intercompany transactions between the Company and AB prior to the AB Business Transfer have been eliminated. Ongoing service transactions with AB are reported as related party transactions as further described in Note 12.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents AB’s revenues recognized in three months ended March 31, 2018, disaggregated by category:

Three Months Ended March 31, 2018
(in millions)
Investment management and service fees:
Base fees	$568
Performance-based fees	6
Research services	114
Distribution services	108
Shareholder services	20
Other	6
Total investment management and service fees	$822
The following table presents the amounts related to the Net income of AB that has been reflected in Discontinued Operations:

Three Months Ended March 31, 2018
(in millions)
REVENUES
Net derivative gains (losses)	$2
Net investment income (loss)	39
Investment management and service fees	803
Other income	2
Total revenues	846

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	344
Distribution-related payments	110
Interest expense	2
Other operating costs and expenses	189
Total benefits and other deductions	645
Income from discontinued operations, before income taxes	201
Income tax expense	(17)
Net income from discontinued operations, net of taxes	184
Less: Net income attributable to the noncontrolling interest	(155)
Net income from discontinued operations, net of taxes and noncontrolling interest	$29
14)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and Other operating costs and expenses. Previously, the Company had netted the capitalized amounts within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification. See Note 2 for further details of this reclassification.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revisions of Prior Period Financial Statements
During the second and third quarter of 2018, the Company revised its financial statements to reflect the correction of errors identified by the Company in its previously issued financial statements. The impact of these errors was not considered to be material. However, in order to improve the consistency and comparability of the financial statements, management revised the Company’s consolidated financial statements as of and for the three and six months ended March 31, 2018 and June 30, 2018, respectively.
In addition, during the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to its financial statements of any period.
The impact of the misclassifications detailed in the revision tables included on the consolidated statement of cash flows for the three months ended March 31, 2018 were corrected in the comparative consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 contained elsewhere in the financial statements. The misclassifications for the six and nine months ended June 30, 2018 and September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filings as of and for the three and six months ended June 30, 2019 and as of and for the three and nine months ended September 30, 2019, respectively.
Discontinued Operations
As further described in Note 13, as a result of the AB Business Transfer in the fourth quarter of 2018, AB’s operations are now reflected as discontinued operations in the Company’s consolidated financial statements. The financial information for prior periods presented in the consolidated financial statements have been adjusted to reflect AB as discontinued operations.
Revision of Consolidated Financial Statements as of and for the Three Months Ended March 31, 2018
The following tables present line items of the consolidated financial statements as of and for the three months ended March 31, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s March 31, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, adjustment for the discontinued operations, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
DAC	$4,826	$—	$4,826	$(119)	$4,707
Total Assets	$222,424	$—	$222,424	$(119)	$222,305

Liabilities:
Future policy benefits and other policyholders’ liabilities	$28,374	$—	$28,374	$(10)	$28,364
Current and deferred income taxes	1,728	(432)	1,296	(38)	1,258
Other liabilities	3,041	(1,941)	1,100	70	1,170
Total Liabilities	$202,767	$—	$202,767	$22	$202,789

Equity:
Retained earnings	$8,824	$—	$8,824	$(141)	$8,683
Total equity attributable to AXA Equitable	15,545	—	15,545	(141)	15,404
Total Equity	18,633	—	18,633	(141)	18,492
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$222,424	$—	$222,424	$(119)	$222,305

	Three Months Ended March 31, 2018
	As Previously Reported	Gross DAC Adjustment	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$869	$—	$—	$869	$(8)	$861
Net derivative gains (losses)	(777)	—	(2)	(779)	(38)	(817)
Total revenues	2,031	—	(846)	1,185	(46)	1,139

Benefits and other deductions:
Policyholders’ benefits	489	—	—	489	(9)	480
Interest credited to policyholders’ account balances	338	—	—	338	(83)	255
Compensation and benefits	456	(33)	(344)	79	70	149
Commissions	371	(101)	(110)	160	—	160
Amortization of DAC	10	135	—	145	64	209
Other operating costs and expenses	440	(1)	(189)	250	—	250
Total benefits and other deductions	2,115	—	(645)	1,470	42	1,512
Income (loss) from continuing operations, before income taxes	(84)	—	(201)	(285)	(88)	(373)
Income tax (expense) benefit from continuing operations	44	—	17	61	19	80
Net income (loss) from continuing operations	(40)	—	(184)	(224)	(69)	(293)
Net income (loss)	(40)	—	(155)	(195)	(69)	(264)
Net income (loss) attributable to AXA Equitable	$(194)	$—	$—	$(194)	$(69)	$(263)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statement of Comprehensive Income (Loss):
Net income (loss)	$(40)	$(155)	$(195)	$(69)	$(264)
Comprehensive income (loss)	$(789)	$(162)	$(951)	$(69)	$(1,020)
Comprehensive income (loss) attributable to AXA Equitable	$(950)	$(1)	$(951)	$(69)	$(1,020)

	Three Months Ended March 31, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$9,010	$—	$9,010	$(72)	$8,938
Net income (loss)	(194)	—	(194)	(69)	(263)
Retained earnings, end of period	8,824	—	8,824	(141)	8,683
Total AXA Equitable’s equity, end of period	15,545	—	15,545	(141)	15,404
Total Equity, End of Period	$18,633	$—	$18,633	$(141)	$18,492

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2018
	As Previously Reported	Presentation Reclassifi- cations	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss) (1)	$(40)	$—	$(69)	$(109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	338	—	(83)	255
Policy charges and fee income	(869)	—	8	(861)
Net derivative (gains) losses	777	—	38	815
Amortization and depreciation	—	137	64	201
Amortization of deferred sales commission	7	(7)	—	—
Other depreciation and amortization	(23)	23	—	—
Amortization of other intangibles	8	(8)	—	—
Equity (income) loss from limited partnerships	—	(39)	—	(39)
Distributions from joint ventures and limited partnerships	25	(25)	—	—
Changes in:
Reinsurance recoverable	2	—	(149)	(147)
DAC	10	(10)	—	—
Capitalization of DAC	—	(135)	—	(135)
Future policy benefits	(191)	—	(7)	(198)
Current and deferred income taxes	(52)	—	132	80
Other, net	(122)	64	70	12
Net cash provided by (used in) operating activities	$(21)	$—	$4	$(17)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Trading account securities	$1,606	$—	$77	$1,683
Real estate joint ventures	—	140	—	140
Short-term investments	—	688	—	688
Other	54	(140)	—	(86)
Payment for the purchase/origination of:
Short-term investments	—	(377)	—	(377)
Cash settlements related to derivative instruments	(14)	—	(489)	(503)
Change in short-term investments	396	(311)	(85)	—
Other, net	(560)	—	153	(407)
Net cash provided by (used in) investing activities	$(639)	$—	$(344)	$(983)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,366	$—	$(468)	$1,898
Withdrawals	(1,322)	—	241	(1,081)
Transfers (to) from Separate Accounts	(115)	—	567	452
Net cash provided by (used in) financing activities	$1,040	$—	$340	$1,380

Non-cash transactions during the period:
(Settlement) issuance of long-term debt	$—	$—	$(202)	$(202)
Transfer of assets to reinsurer	$—	$—	$(604)	$(604)
______________

(1)
Net income (loss) includes $155 million in the three months ended March 31, 2018 of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15)    SUBSEQUENT EVENTS
None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in AXA Equitable’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of AXA Equitable’s financial condition and results of operations and not the financial condition and results of operations of AXA Equitable Holdings, Inc. (“Holdings”).
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
GMxB Unwind
On April 12, 2018, we completed an unwind of the reinsurance provided to us by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of the GMxB business, was novated to EQ AZ Life Re Company (“EQ AZ”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. For more information about the GMxB Unwind, see note 12 of the Notes to the Consolidated Financial Statements included in our 2018 Form 10-K for more information about the GMxB unwind.
Transfer of AB Units
In the fourth quarter of 2018, we transferred our interest in AB (including units of the limited partnership interest in AllianceBernstein L.P., units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. and shares of AllianceBernstein Corporation) to a wholly-owned subsidiary of Holdings (the “AB Business Transfer”). As a result of this transaction, the previously consolidated results of AB have been reclassified to Discontinued operations in the consolidated financial statements. For more information about the Transfer of AB Units, see Note 13 of the Notes to the Consolidated Financial Statements.
As a result of the AB Business Transfer, we now operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
Revenues
Our revenues come from two principal sources:

•	fee income and premiums from our life insurance and annuity products; and

•	investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying account value or benefit base of our life insurance and annuity products are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
Benefits and Other Deductions
Our primary expenses are:

•	policyholders’ benefits and interest credited to policyholders’ account balances;

•	sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and

•	compensation and benefits provided to our employees and other operating expenses.
Policyholders’ benefits are driven primarily by mortality, customer withdrawals and benefits which change in response to changes in capital market conditions. In addition, some of our policyholders’ benefits are directly tied to the AV and benefit base of our variable annuity products. Interest credited to policyholders varies in relation to the amount of the underlying AV or benefit base. Sales commissions and compensation paid to intermediaries and advisors vary in relation to premium and fee income generated from these sources, whereas compensation and benefits to our employees are more constant and impacted by market wages and decline with increases in efficiency. Our ability to manage these expenses across various economic cycles and products is critical to the profitability of our company.
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
In addition to our dynamic hedging strategy, we have static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these static hedge positions increase the size of our derivative positions and may result in higher net income volatility on a period-over-period basis.
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

•
Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility.

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

Effect of Assumption Updates on Operating Results
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and deferred sales inducements. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
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

•
A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest-sensitive products.

Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and risk-based capital (“RBC”) framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group, expected to take effect January 2020, and which has now been referred to various other NAIC committees to develop the expected full implementation details. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it could materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform is moving variable annuity capital standards towards an economic framework and is consistent with how we manage our business. However, we cannot predict whether the NYDFS or other state insurance regulators will adopt standards different from the NAIC framework.

•
Fiduciary Rules/“Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the Department of Labor’s 2016 fiduciary rulemaking (the “DOL Rule”), the SEC and NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and, in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 takes effect on August 1, 2019 with respect to annuity sales and February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We are currently developing our compliance framework for Regulation 187 and assessing the impact it may have on our business. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to AXA Equitable for the periods presented below results from the mismatch between: (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations; and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, we changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and Other operating costs and expenses. Previously, the capitalized amounts were netted within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification.

The reclassification adjustments for the three months ended March 31, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and Other operating costs and expenses reduced the amounts previously reported in those expense line items, whereas the capitalization of DAC reclassified from the Amortization of DAC line item increases that expense line item.

Three Months Ended March 31, 2018
(in millions)
Reductions to expense line items:
Compensation and benefits	$33
Commissions	101
Other operating costs and expenses	1
Total reductions	$135

Increase to expense line item:
Amortization of DAC	$135
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$859	$861
Premiums	232	223
Net derivative gains (losses)	(1,555)	(817)
Net investment income (loss)	904	509
Investment gains (losses), net	(8)	87
Investment management and service fees	248	254
Other income	10	22
Total revenues	690	1,139

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	819	480
Interest credited to policyholders’ account balances	269	255
Compensation and benefits	82	149
Commissions	157	160
Interest expense	4	9
Amortization of deferred policy acquisition costs	165	209
Other operating costs and expenses	184	250
Total benefits and other deductions	1,680	1,512
Income (loss) from continuing operations, before income taxes	(990)	(373)
Income tax (expense) benefit from continuing operations	162	80
Net income (loss) from continuing operations	(828)	(293)
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	—	29
Net income (loss)	(828)	(264)
Less: Net (income) loss attributable to the noncontrolling interest	(2)	1
Net income (loss) attributable to AXA Equitable	$(830)	$(263)

The following discussion compares the results for the three months ended March 31, 2019 to the comparable 2018 period’s results.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net Income Attributable to AXA Equitable
Net income (loss) attributable to AXA Equitable decreased by $567 million, to a net loss of $830 million for the first three months of 2019 from a net loss of $263 million for the first three months of 2018, primarily driven by the following notable items:

•	Net derivative gains (losses) decreased by $738 million mainly due to the higher freestanding derivative losses and increase in the fair value of the GMIBNLG liability.

•
Policyholders’ benefits increased by $339 million mainly due to the favorable impact of higher interest rates on our GMxB liabilities in the first quarter of 2018. The GMxB assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders' benefits in the first quarter of 2019. Policyholders' benefits also increased due to higher mortality experience on our life products.

•
Investment gains (losses), net increased by $95 million primarily due to realized losses on the sale of fixed maturities in the first three months of 2019 compared to realized gains on the sale of fixed maturities in the first three months of 2018.

•
Investment management, service fees and other income decreased by $18 million mainly due to lower average Separate Accounts AV in 2019 compared to 2018 as a result of a decline in equity markets in the fourth quarter of 2018.

•	Interest credited to policyholders’ account balances increased by $14 million primarily driven by higher SCS AV.
Partially offsetting this increase in net losses were the following notable items:

•	Net investment income (loss) increased by $395 million mainly due to a change in the market value of trading account securities supporting our variable annuity products due to lower interest rates.

•
Compensation and benefits decreased by $67 million mainly due to a non-recurring loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in the first three months of 2018.

•	Other operating costs and expenses decreased by $66 million mainly due to lower amortization of deferred cost of reinsurance and lower separation costs.

•
Amortization of deferred policy acquisition costs decreased by $44 million mainly due to lower amortization on our variable and interest sensitive life products resulting from no longer being in loss recognition, partially offset by higher amortization on our SCS products due to the impact of a non-repeating favorable DAC amortization in our SCS product in the first three months of 2018.

•
Policy charges, fee income and premiums increased by $7 million primarily due to higher cost of insurance charges and lower ceded fee income and premiums as a result of the unwind of our GMxB reinsurance with an affiliate in April 2018.

•	Interest expense decreased by $5 million due to lower repurchase agreement costs.

•	Income tax benefit increased by $82 million primarily driven by higher pre-tax losses.
Adoption and Future Adoption of New Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements included herein.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements included in our 2018 Form 10-K. The most critical estimates include those used in determining:

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
A discussion of each of the critical accounting estimates may be found in the 2018 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019.
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

(i)
maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and DAC balances; and

(ii)
maintain sufficient experienced personnel to prepare the Company’s consolidated financial statements and to verify consolidating and adjusting journal entries are completely and accurately recorded to the appropriate accounts and, as a result, errors were identified in the consolidated financial statements, including in the presentation and disclosure between sections of the statements of cash flows.

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

Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:
Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•	We have designed and implemented enhanced controls and governance processes for new model implementations.

•	We have designed and implemented enhanced controls for model changes.

•	We have designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

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

While progress has been made to remediate both material weaknesses, as of March 31, 2019, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 12 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 12, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2018 Form 10-K.
Item 1A. Risk Factors
The following risks should be read in conjunction with, and supplement and amend, the risks that may affect our business, consolidated results of operations or financial condition described in the “Risk Factors” section included in the 2018 Form 10-K. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Costs associated with rebranding could be significant.
Prior to the Holdings IPO, as an indirect, wholly-owned subsidiary of AXA, we marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we expect to rebrand and cease use, pursuant to the Trademark License Agreement, of the “AXA” brand, name and logo within 18 months (subject to such extensions as permitted under the Trademark License Agreement). We have benefited, and will continue to benefit for a limited time as set forth in the Trademark License Agreement, from trademarks licensed in connection with the AXA brand. We believe the association with AXA provides us with preferred status among our customers, vendors and other persons due to AXA’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength. Any rebranding we undertake could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
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
AXA has also informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224 and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.
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
Lastly, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.
The aggregate annual premium for the above-referenced insurance policies is approximately $572,960, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

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
_____________

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director and Chief Financial Officer

Date: May 14, 2019		/s/ Andrea Nitzan
		Name:	Andrea Nitzan
		Title:	Managing Director, Chief Accounting Officer and Controller