Form 10-Q
period 2019-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2019-08-09
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 8, 2019, 2,000,000 shares of the registrant’s Common Stock were outstanding.
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

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $50,161 and $42,492)	$52,785	$41,915
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,270	11,818
Real estate held for production of income (1)	48	52
Policy loans	3,263	3,267
Other equity investments (1)	1,130	1,144
Trading securities, at fair value	9,253	15,166
Other invested assets	1,772	1,554
Total investments	80,521	74,916
Cash and cash equivalents	3,093	2,622
Deferred policy acquisition costs	4,440	5,011
Amounts due from reinsurers	3,017	3,124
Loans to affiliates	600	600
GMIB reinsurance contract asset, at fair value	2,196	1,991
Current and deferred income taxes	—	438
Other assets	2,932	2,763
Separate Accounts assets	120,378	108,487
Total Assets	$217,177	$199,952
LIABILITIES
Policyholders’ account balances	$49,594	$46,403
Future policy benefits and other policyholders' liabilities	31,276	29,808
Broker-dealer related payables	120	69
Securities sold under agreements to repurchase	—	573
Amounts due to reinsurers	88	113
Loans from affiliates	—	572
Current and deferred income taxes	201	—
Other liabilities	1,546	1,460
Separate Accounts liabilities	120,378	108,487
Total Liabilities	$203,203	$187,485
Redeemable noncontrolling interest (2)	42	39
Commitments and contingent liabilities (Note 13)
EQUITY
Equity attributable to AXA Equitable:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,822	7,807
Retained earnings	4,532	5,098
Accumulated other comprehensive income (loss)	1,564	(491)
Total equity attributable to AXA Equitable	13,920	12,416
Noncontrolling interest	12	12
Total Equity	13,932	12,428
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$217,177	$199,952
______________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 12 for detail of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$865	$883	$1,724	$1,744
Premiums	232	217	464	440
Net derivative gains (losses)	(178)	(285)	(1,733)	(1,102)
Net investment income (loss)	879	542	1,783	1,051
Investment gains (losses), net	(12)	(5)	(20)	82
Investment management and service fees	255	260	503	514
Other income	30	9	40	31
Total revenues	2,071	1,621	2,761	2,760

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	868	1,301	1,687	1,781
Interest credited to policyholders’ account balances	288	240	557	495
Compensation and benefits	85	74	167	223
Commissions	152	159	309	319
Interest expense	—	9	4	18
Amortization of deferred policy acquisition costs	144	182	309	391
Other operating costs and expenses	216	2,313	400	2,563
Total benefits and other deductions	1,753	4,278	3,433	5,790
Income (loss) from continuing operations, before income taxes	318	(2,657)	(672)	(3,030)
Income tax (expense) benefit from continuing operations	(53)	552	109	632
Net income (loss) from continuing operations	265	(2,105)	(563)	(2,398)
Less: Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	—	(21)	—	(50)
Net income (loss)	265	(2,084)	(563)	(2,348)
Less: Net income (loss) attributable to the noncontrolling interest	1	—	3	(1)
Net income (loss) attributable to AXA Equitable	$264	$(2,084)	$(566)	$(2,347)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$265	$(2,084)	$(563)	$(2,348)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,291	(313)	2,055	(1,055)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	(1)	—	(5)
Other comprehensive income (loss) from discontinued operations	—	8	—	(2)
Total other comprehensive income (loss), net of income taxes	1,291	(306)	2,055	(1,062)
Comprehensive income (loss) attributable to AXA Equitable	$1,556	$(2,390)	$1,492	$(3,410)
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30,
	AXA Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
April 1, 2019	$2	$7,815	$4,268	$273	$12,358	$12	$—	$12	$12,370
Net income (loss)	—	—	264	—	264	—	—	—	264
Other comprehensive income (loss)	—	—	—	1,291	1,291	—	—	—	1,291
Other	—	7	—	—	7	—	—	—	7
June 30, 2019	$2	$7,822	$4,532	$1,564	$13,920	$12	$—	$12	$13,932

April 1, 2018	$2	$6,877	$8,683	$(158)	$15,404	$12	$3,076	$3,088	$18,492
Repurchase of AB Holding units	—	—	—	—	—	—	(23)	(23)	(23)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(158)	(158)	(158)
Net income (loss)	—	—	(2,084)	—	(2,084)	—	141	141	(1,943)
Other comprehensive income (loss)	—	—	—	(306)	(306)	—	(14)	(14)	(320)
Other (1)	—	893	—	—	893	—	5	5	898
June 30, 2018	$2	$7,770	$6,599	$(464)	$13,907	$12	$3,027	$3,039	$16,946

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY — CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	AXA Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
January 1, 2019	$2	$7,807	$5,098	$(491)	$12,416	$12	$—	$12	$12,428
Net income (loss)	—	—	(566)	—	(566)	—	—	—	(566)
Other comprehensive income (loss)	—	—	—	2,055	2,055	—	—	—	2,055
Other	—	15	—	—	15	—	—	—	15
June 30, 2019	$2	$7,822	$4,532	$1,564	$13,920	$12	$—	$12	$13,932

January 1, 2018	$2	$6,859	$8,938	$598	$16,397	$19	$3,076	$3,095	$19,492
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	8	—	8	—	25	25	33
De-consolidation of real estate joint ventures	—	—	—	—	—	(8)	—	(8)	(8)
Repurchase of AB Holding units	—	—	—	—	—	—	(25)	(25)	(25)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(334)	(334)	(334)
Net income (loss)	—	—	(2,347)	—	(2,347)	1	274	275	(2,072)
Other comprehensive income (loss)	—	—	—	(1,062)	(1,062)	—	(7)	(7)	(1,069)
Other (1)	—	911	—	—	911	—	18	18	929
June 30, 2018	$2	$7,770	$6,599	$(464)	$13,907	$12	$3,027	$3,039	$16,946
______________

(1)	Includes impact of the GMxB unwind with AXA RE Arizona. See Note 12 in the Company’s Annual Report on Form 10-K.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss) (1)	$(563)	$(2,037)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	557	495
Policy charges and fee income	(1,724)	(1,744)
Net derivative (gains) losses	1,733	1,100
Investment (gains) losses, net	20	(82)
Realized and unrealized (gains) losses on trading securities	(401)	181
Non-cash long-term incentive compensation expense	17	15
Amortization and depreciation (2)	268	357
Amortization of deferred cost of reinsurance asset	—	1,885
Equity (income) loss from limited partnerships (2)	(39)	(60)
Cash received on the recapture of captive reinsurance	—	1,273
Changes in:
Net broker-dealer and customer related receivables/payables	2	479
Reinsurance recoverable	(59)	181
Segregated cash and securities, net	—	(473)
Capitalization of deferred policy acquisition costs (2)	(310)	(281)
Future policy benefits	91	(158)
Current and deferred income taxes	99	(478)
Other, net	26	216
Net cash provided by (used in) operating activities	$(283)	$869

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$4,842	$4,810
Mortgage loans on real estate	288	153
Trading account securities	7,117	4,867
Real estate joint ventures	2	140
Short-term investments (2)	1,518	1,307
Other	95	120
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(12,385)	(5,407)
Mortgage loans on real estate	(757)	(1,004)
Trading account securities	(663)	(5,075)
Short-term investments (2)	(1,594)	(876)
Other	(108)	(99)
Cash settlements related to derivative instruments	(1,089)	(756)
Issuance of loans to affiliates	—	(1,100)
Repayments of loans to affiliates	—	700
Investment in capitalized software, leasehold improvements and EDP equipment	(31)	(46)
Other, net	(11)	390
Net cash provided by (used in) investing activities	$(2,776)	$(1,876)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,609	$4,120
Withdrawals	(2,291)	(2,131)
Transfers (to) from Separate Accounts	876	914
Change in short-term financings	—	(51)
Change in collateralized pledged assets	(8)	—
Change in collateralized pledged liabilities	1,479	694
Increase (decrease) in overdrafts payable	—	(29)
Repurchase of AB Holding Units	—	(25)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	10	(516)
Distribution to noncontrolling interests in consolidated subsidiaries	—	(334)
Repayment of loans from affiliates	(572)	—
Increase (decrease) in securities sold under agreement to repurchase	(573)	(37)
Other, net	—	(27)
Net cash provided by (used in) financing activities	$3,530	$2,578

Effect of exchange rate changes on Cash and cash equivalents	—	(6)
Change in Cash and cash equivalents	471	1,565
Cash and cash equivalents, beginning of year	2,622	3,409
Cash and cash equivalents, end of period	$3,093	$4,974

Cash and cash equivalents of disposed subsidiary:
Beginning of year		$1,009
End of period		$670

Cash and cash equivalents of continuing operations:
Beginning of year		$3,409
End of period		$4,974

Cash flows of disposed subsidiary:
Net cash provided by (used in):
Operating activities		$482
Investing activities		$147
Financing activities		$(962)
Effect of exchange rate changes on Cash and cash equivalents		$(6)

Non-cash transactions during the period:
(Settlement) issuance of long-term debt		$(202)
Transfer of assets to reinsurer		$(604)
Repayment of loans from affiliates		$300
_____________

(1)	Net income (loss) includes $311 million in the six months ended June 30, 2018 of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

(2)	Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 15 for further information.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
Consolidation
AXA Equitable Life Insurance Company’s (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of AXA Equitable Holdings, Inc. (“Holdings”). As of June 30, 2019 and December 31, 2018, AXA S.A. (“AXA”), a French holding company for the AXA Group, owned approximately 40% and 59%, respectively, of the outstanding common stock of Holdings. In connection with AXA’s secondary offering in June 2019, the underwriters exercised their option to purchase additional shares, further reducing AXA’s ownership to approximately 39% as of July 8, 2019.
The accompanying consolidated financial statements represent the consolidated results and financial position of AXA Equitable and not the consolidated results and financial position of Holdings.
Discontinued Operations
In the fourth quarter of 2018, the Company transferred its economic interest in the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) and their subsidiaries (collectively, “AB”) to a newly created wholly-owned subsidiary of Holdings (the “AB Business Transfer”). See Note 14 for additional information.
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
The terms “second quarter 2019” and “second quarter 2018” refer to the three months ended June 30, 2019 and 2018, respectively. The terms “first six months of 2019” and “first six months of 2018” refer to the six months ended June 30, 2019 and 2018, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2017-12: Derivatives and Hedging (Topic 815), as clarified and amended by ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments

The amendments in these ASUs better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.
On January 1, 2019, the Company adopted the new hedging guidance. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)
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

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods will not be adjusted or presented under this method. We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $347 million reported in Other assets and operating lease liabilities of $439 million reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $58 million and liabilities associated with previously recognized impairments of $34 million. See Note 8 for additional information.

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
ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU modify disclosure requirements in Topic 820, including the removal or modification of certain disclosure requirements, and the addition of new disclosure requirements.

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
ASU 2018-12: Financial Services—Insurance (Topic 944)
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:

Effective for fiscal years beginning after December 31, 2020. Early adoption is permitted.

At the July 17, 2019 FASB Board Meeting, the Board decided to add a project to the technical agenda to amend the effective dates for ASU 2018-12. The Board tentatively decided ASU 2018-12 will be effective for fiscal years beginning after December 15, 2021.

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
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.
ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by instrument basis upon adoption of Topic 326. ASU 2018-19 and ASU 2019-05, clarified the codification guidance and did not materially change the standards.

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
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At June 30, 2019, the Company held $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are $169.7 billion at June 30, 2019. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.1 billion and $885 million of unfunded commitments at June 30, 2019. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At June 30, 2019, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at June 30, 2019 related to this VIE is $34 million of Real estate held for production of income. In addition, Real estate held for production of income reflects $14 million related to two non-consolidated joint ventures at June 30, 2019.
Assumption Updates and Model Changes
In 2018, the Company began conducting its annual review of the Company’s assumptions and models during the third quarter, consistent with industry practice. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for the Company’s insurance business, liabilities for future policyholder benefits, deferred policy acquisition cost (“DAC”) and deferred sales inducement (“DSI”) assets. Accordingly, there were no material assumption changes in the three or six months ended June 30, 2019 or 2018.
Reclassification of DAC Capitalization
During the fourth quarter of 2018, the Company changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and Other operating costs and

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenses. Previously, the Company had netted the capitalized amounts within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification.
The reclassification adjustments for the three and six months ended June 30, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
Reductions to expense line items:
Compensation and benefits	$32	$65
Commissions	112	213
Other operating costs and expenses	2	3
Total reductions	$146	$281

Increase to expense line item:
Amortization of deferred policy acquisition costs	$146	$281

Revenue Recognition
The table below presents the revenues recognized during the three and six months ended June 30, 2019 and 2018, disaggregated by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Investment management and service fees:
Base fees	$183	$183	$361	$365
Distribution services	72	77	142	149
Total investment management and service fees	$255	$260	$503	$514

Other income	$5	$10	$10	$17
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
The impact of items including in the revision tables included in Note 15 on the consolidated statement of cash flows for the six months ended June 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein. The items for the nine months ended September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filings as of and for the three and nine months ended September 30, 2019. See Note 15 for further information.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).
Available-for-Sale Fixed Maturities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
June 30, 2019:
Fixed Maturities:
Corporate (1)	$35,656	$1,640	$59	$37,237	$—
U.S. Treasury, government and agency	12,397	964	38	13,323	—
States and political subdivisions	452	68	—	520	—
Foreign governments	460	35	5	490	—
Residential mortgage-backed (2)	178	12	—	190	—
Asset-backed (3)	605	3	2	606	2
Redeemable preferred stock	413	10	4	419	—
Total at June 30, 2019	$50,161	$2,732	$108	$52,785	$2

December 31, 2018:
Fixed Maturities:
Corporate (1)	$26,690	$385	$699	$26,376	$—
U.S. Treasury, government and agency	13,646	143	454	13,335	—
States and political subdivisions	408	47	1	454	—
Foreign governments	515	17	13	519	—
Residential mortgage-backed (2)	193	9	—	202	—
Asset-backed (3)	600	1	11	590	2
Redeemable preferred stock	440	16	17	439	—
Total at December 31, 2018	$42,492	$618	$1,195	$41,915	$2
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at June 30, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
June 30, 2019:
Due in one year or less	$2,456	$2,475
Due in years two through five	12,962	13,305
Due in years six through ten	16,898	17,845
Due after ten years	16,649	17,945
Subtotal	48,965	51,570
Residential mortgage-backed	178	190
Asset-backed	605	606
Redeemable preferred stock	413	419
Total at June 30, 2019	$50,161	$52,785
The following table shows proceeds from sales, gross gains (losses) from sales for AFS fixed maturities during the three and six months ended June 30, 2019 and 2018:
Proceeds and Gains (Losses) on Sales for Available-for-Sale Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Proceeds from sales	$1,556	$373	$2,917	$3,801
Gross gains on sales	$9	$7	$17	$134
Gross losses on sales	$(6)	$(14)	$(21)	$(55)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
Available-for-Sale Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balances, beginning of period	$(18)	$(10)	$(46)	$(10)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	1	28	1
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	—	—	—
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at June 30,	$(18)	$(9)	$(18)	$(9)
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at April 1, 2019	$1,003	$(616)	$22	$(86)	$323
Net investment gains (losses) arising during the period	1,623	—	—	—	1,623
Reclassification adjustment:					—
Included in Net income (loss)	(4)	—	—	—	(4)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	82	—	—	82
Deferred income taxes	—	—	—	(334)	(334)
Policyholders’ liabilities	—	—	(108)	—	(108)
Net unrealized investment gains (losses) excluding OTTI losses	2,622	(534)	(86)	(420)	1,582
Net unrealized investment gains (losses) with OTTI losses	2	—	—	—	2
Balances at June 30, 2019	$2,624	$(534)	$(86)	$(420)	$1,584
Balances at April 1, 2018	$193	$(27)	$(124)	$(103)	$(61)
Net investment gains (losses) arising during the period	(441)	—	—	—	(441)
Reclassification adjustment:
Included in Net income (loss)	3	—	—	—	3
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	38	—	—	38
Deferred income taxes	—	—	—	76	76
Policyholders’ liabilities	—	—	14	—	14
Net unrealized investment gains (losses) excluding OTTI losses	(245)	11	(110)	(27)	(371)
Net unrealized investment gains (losses) with OTTI losses	1	—	—	—	1
Balances at June 30, 2018	$(244)	$11	$(110)	$(27)	$(370)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$(577)	$39	$(55)	$125	$(468)
Net investment gains (losses) arising during the period	3,206	—	—	—	3,206

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Reclassification adjustment:					—
Included in Net income (loss)	(7)	—	—	—	(7)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(573)	—	—	(573)
Deferred income taxes	—	—	—	(545)	(545)
Policyholders’ liabilities	—	—	(31)	—	(31)
Net unrealized investment gains (losses) excluding OTTI losses	2,622	(534)	(86)	(420)	1,582
Net unrealized investment gains (losses) with OTTI losses	2	—	—	—	2
Balances at June 30, 2019	$2,624	$(534)	$(86)	$(420)	$1,584

Balances at January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(1,686)	—	—	—	(1,686)
Reclassification adjustment:
Included in Net income (loss)	(85)	—	—	—	(85)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	326	—	—	326
Deferred income taxes	—	—	—	273	273
Policyholders’ liabilities	—	—	122	—	122
Net unrealized investment gains (losses) excluding OTTI losses	(245)	11	(110)	(27)	(371)
Net unrealized investment gains (losses) with OTTI losses	1	—	—	—	1
Balances at June 30, 2018	$(244)	$11	$(110)	$(27)	$(370)
The following tables disclose the fair values and gross unrealized losses of the 301 securities at June 30, 2019 and the 1,471 securities at December 31, 2018 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Continuous Gross Unrealized for Available-for-Sale Fixed Maturities

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2019:
Fixed Maturities:
Corporate	$350	$3	$1,697	$56	$2,047	$59
U.S. Treasury, government and agency	—	—	2,224	38	2,224	38
States and political subdivisions	—	—	—	—	—	—
Foreign governments	2	—	47	5	49	5
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	227	1	152	1	379	2
Redeemable preferred stock	117	2	19	2	136	4
Total at June 30, 2019	$696	$6	$4,139	$102	$4,835	$108

December 31, 2018:
Fixed Maturities:
Corporate	$8,369	$306	$6,161	$393	$14,530	$699
U.S. Treasury, government and agency	2,636	68	3,154	386	5,790	454
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	13	—	13	—
Asset-backed	558	11	6	—	564	11
Redeemable preferred stock	160	12	31	5	191	17
Total at December 31, 2018	$11,832	$400	$9,460	$795	$21,292	$1,195
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at June 30, 2019 and December 31, 2018 were $237 million and $210 million, respectively, representing 1.7% and 1.7% of the consolidated equity of the Company
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2019 and December 31, 2018, respectively, approximately $1,309 million and $1,228 million, or 2.6% and 2.9%, of the $50,161 million and $42,492 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had unrealized gains (losses) of $1 million and $(30) million at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, respectively, the $102 million and $795 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either June 30, 2019 or 2018. At June 30, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2019 and December 31, 2018, the fair value of the Company’s trading account securities was $9,253 million and $15,166 million, respectively. At June 30, 2019 and December 31, 2018, trading account securities included the General Account’s investment in Separate Accounts which had carrying values of $53 million and $48 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the three and six months ended June 30, 2019 and 2018:
Net Investment Income (Loss) from Trading Account Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$150	$(99)	$424	$(195)
Net investment gains (losses) recognized on securities sold during the period	1	3	(23)	2
Net investment gains (losses) on trading securities arising during the period	151	(96)	401	(193)
Interest and dividend income from trading securities	71	73	161	139
Net investment income (loss) from trading securities	$222	$(23)	$562	$(54)
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At June 30, 2019 and December 31, 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $0 and $19 million, respectively.
Allowances for credit losses for commercial mortgage loans were $0 and $7 million for the six months ended June 30, 2019 and 2018, respectively. There were no allowances for credit losses for agricultural mortgage loans for the six months ended June 30, 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at June 30, 2019 and December 31, 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
June 30, 2019:
Commercial Mortgage Loans:
0% - 50%	$766	$21	$215	$24	$—	$—	$1,026
50% - 70%	4,929	834	1,191	637	48	—	7,639
70% - 90%	359	—	71	248	136	—	814
90% plus	—	—	46	—	—	—	46
Total Commercial Mortgage Loans	$6,054	$855	$1,523	$909	$184	$—	$9,525

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
Agricultural Mortgage Loans:
0% - 50%	$287	$114	$264	$555	$333	$47	$1,600
50% - 70%	114	76	240	395	268	33	1,126
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$401	$190	$504	$969	$601	$80	$2,745
Total Mortgage Loans:
0% - 50%	$1,053	$135	$479	$579	$333	$47	$2,626
50% - 70%	5,043	910	1,431	1,032	316	33	8,765
70% - 90%	359	—	71	267	136	—	833
90% plus	—	—	46	—	—	—	46
Total Mortgage Loans	$6,455	$1,045	$2,027	$1,878	$785	$80	$12,270

December 31, 2018:
Commercial Mortgage Loans:
0% - 50%	$780	$21	$247	$24	$—	$—	$1,072
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,948	$677	$1,510	$746	$249	$—	$9,130
Agricultural Mortgage Loans:
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans:
0% - 50%	$1,062	$168	$514	$567	$321	$51	$2,683
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,342	$870	$2,023	$1,687	$821	$82	$11,825
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the most recent fair value estimate of the property. The fair value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2019 and December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
June 30, 2019:
Commercial	$—	$—	$—	$—	$9,525	$9,525	$—
Agricultural	46	9	22	77	2,668	2,745	20
Total Mortgage Loans	$46	$9	$22	$77	$12,193	$12,270	$20

December 31, 2018:
Commercial	$—	$—	$27	$27	$9,103	$9,130	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,730	$11,825	$40
4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The Company bought interest rate swaptions during the second quarter of 2019 to reduce the impact of unfavorable changes in interest rates. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Derivatives Used to Hedge Equity Market Risks Associated with the General Account’s Seed Money Investments in Retail Mutual Funds
The Company’s General Account seed money investments in retail mutual funds expose us to market risk, including equity market risk which is partially hedged through equity-index futures contracts to minimize such risk.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.
In June 2019, the Company terminated a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. The Company terminated $3,881 million, in notional, of total return swaps reported in other invested assets in the Company’s balance sheet. The terminated total return swaps had a gain of $121 million.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At June 30, 2019			Gains (Losses) Reported in Net Income (Loss) Six Months Ended June 30, 2019
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$6,446	$—	$—	$(930)
Swaps	9,474	18	164	(1,260)
Options	48,121	3,915	1,442	1,276
Interest rate contracts:
Swaps	26,896	1,133	238	1,597
Futures	12,718	—	—	25
Swaptions	2,746	52	—	7
Credit contracts:
Credit default swaps	1,232	22	—	13
Other freestanding contracts:
Foreign currency contracts	1,412	—	15	(27)
Margin	—	36	—	—
Collateral	—	10	3,281	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	2,196	—	217
GMxB derivative features liability (3)	—	—	6,749	(1,116)
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,233	(1,535)
Total	$109,045	$7,382	$14,122	$(1,733)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Six Months Ended June 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$10,411	$—	$—	$(276)
Swaps	7,697	140	168	(49)
Options	21,698	2,119	1,163	233
Interest rate contracts:
Swaps	27,003	632	194	(515)
Futures	11,448	—	—	109
Credit contracts:
Credit default swaps	1,282	17	—	(2)
Other freestanding contracts:
Foreign currency contracts	2,097	27	14	13
Margin	—	7	5	—
Collateral	—	3	1,564	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,991	—	(1,233)
GMxB derivative features liability (3)	—	—	5,431	928
SCS, SIO, MSO and IUL indexed features (4)	—	—	687	(310)
Total	$81,636	$4,936	$9,226	$(1,102)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at June 30, 2019 are exchange-traded and net settled daily in cash. At June 30, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $253 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $28 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $24 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At June 30, 2019 and December 31, 2018, respectively, the Company held $3,281 million and $1,564 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $10 million and $3 million at June 30, 2019 and December 31, 2018, respectively, in the normal operation of its collateral arrangements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At June 30, 2019 and December 31, 2018, the balance outstanding under securities repurchase transactions was $0 and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset and liability management purposes, see Note 13.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At June 30, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets:
Total derivatives	$5,185	$5,114	$71
Other financial instruments	1,701	—	1,701
Other invested assets	$6,886	$5,114	$1,772

Liabilities:
Total derivatives	$5,114	$5,089	$25
Other financial liabilities	1,521	—	1,521
Other liabilities	$6,635	$5,089	$1,546

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2019.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At June 30, 2019

	Net Amount Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets:
Total derivatives	$3,281	$238	$2,972	$71
Other financial instruments	1,701	—	—	1,701
Other invested assets	$4,982	$238	$2,972	$1,772

Liabilities:
Total derivatives	$25	$—	$—	$25
Other financial liabilities	1,521	—	—	1,521
Other liabilities	$1,546	$—	$—	$1,546

The Company had no securities sold under agreements to repurchase at June 30, 2019.
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
Assets:
Total derivatives	$2,946	$2,912	$34
Other financial instruments	1,520	—	1,520
Other invested assets	$4,466	$2,912	$1,554
Liabilities:
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
Assets:
Total derivatives	$1,397	$—	$(1,363)	$34
Other financial instruments	1,520	—	—	1,520
Other invested assets	$2,917	$—	$(1,363)	$1,554

Liabilities:
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1):
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.
5)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,611	$6,709
Other liabilities	45	47
Total Closed Block liabilities	6,656	6,756

Assets Designated to the Closed Block:
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,648 and $3,680)	3,818	3,672
Mortgage loans on real estate, net of valuation allowance of $0 and $0	1,803	1,824
Policy loans	721	736
Cash and other invested assets	47	76
Other assets	168	179
Total assets designated to the Closed Block	6,557	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	99	269
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation of $0 and $0	184	8
Maximum future earnings to be recognized from Closed Block assets and liabilities	$283	$277

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Premiums and other income	$46	$49	$94	$100
Net investment income (loss)	72	73	139	146
Investment gains (losses), net	—	—	(1)	1
Total revenues	118	122	232	247

Benefits and Other Deductions:
Policyholders’ benefits and dividends	114	123	235	249
Other operating costs and expenses	—	—	1	2
Total benefits and other deductions	114	123	236	251
Net income (loss) before income taxes	4	(1)	(4)	(4)
Income tax (expense) benefit	(1)	—	(2)	1
Net income (loss)	$3	$(1)	$(6)	$(3)
6)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and no NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in Liability for Variable Annuity Contracts with GMDB Features and No NLG Feature
Three and Six months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning Balance	$4,665	$(103)	$4,049	$(2,022)
Paid guarantee benefits	(108)	5	(99)	118
Other changes in reserve	153	(2)	174	1,807
Ending Balance	$4,710	$(100)	$4,124	$(97)

	Six Months Ended June 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning Balance	$4,654	$(107)	$4,054	$(2,030)
Paid guarantee benefits	(226)	9	(200)	64
Other changes in reserve	282	(2)	270	1,869
Ending Balance	$4,710	$(100)	$4,124	$(97)
Change in Liability for Variable Annuity Contracts with GMIB Features and No NLG Feature
Three and Six months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning Balance	$3,740	$(2,009)	$4,583	$(9,673)
Paid guarantee benefits	(56)	14	(33)	21
Other changes in reserve	75	(201)	151	7,827
Ending Balance	$3,759	$(2,196)	$4,701	$(1,825)

	Six Months Ended June 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning Balance	$3,741	$(1,991)	$4,754	$(10,488)
Paid guarantee benefits	(112)	35	(65)	48
Other changes in reserve	130	(240)	12	8,615
Ending Balance	$3,759	$(2,196)	$4,701	$(1,825)

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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in-force with GMDB and GMIB features as of June 30, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:
Direct Variable Annuity Contracts with GMDB and GMIB Features
At June 30, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,359	$98	$60	$181	$14,698
Separate Accounts	46,724	9,102	3,147	32,812	91,785
Total Account Values	$61,083	$9,200	$3,207	$32,993	$106,483

Net amount at risk, gross	$119	$61	$1,959	$18,185	$20,324
Net amount at risk, net of amounts reinsured	$119	$58	$1,367	$18,185	$19,729

Average attained age of policyholders (in years)	51.4	67.3	73.9	69.4	55.3
Percentage of policyholders over age 70	10.3%	44.3%	66.8%	51.6%	19.1%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$21	$240	$261
Separate Accounts	—	—	22,504	35,730	58,234
Total Account Values	$—	$—	$22,525	$35,970	$58,495

Net amount at risk, gross	$—	$—	$908	$9,154	$10,062
Net amount at risk, net of amounts reinsured	$—	$—	$286	$8,297	$8,583

Average attained age of policyholders (in years)	N/A	N/A	68.5	69.1	69.0
Weighted average years remaining until annuitization	N/A	N/A	1.7	0.4	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2019		December 31, 2018
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$40,627	$17,529	$35,541	$15,759
Fixed income	5,278	2,788	5,173	2,812
Balanced	45,023	37,646	41,588	33,974
Other	858	271	852	290
Total	$91,786	$58,234	$83,154	$52,835
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
The change in the fair value of the NLG feature reflected in the General Account in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets is summarized in the table below.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2019			2018
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Beginning Balance	$801	$(744)	$57	$702	$(675)	$27
Paid guaranteed benefits	(3)	—	(3)	(1)	—	(1)
Other changes in reserves	21	(11)	10	15	(14)	1
Ending Balance	$819	$(755)	$64	$716	$(689)	$27

	Six Months Ended June 30,
	2019			2018
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Beginning Balance	$787	$(733)	$54	$692	$(664)	$28
Paid guaranteed benefits	(10)	—	(10)	(9)	—	(9)
Other changes in reserves	42	(22)	20	33	(25)	8
Ending Balance	$819	$(755)	$64	$716	$(689)	$27
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
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and liabilities measured at fair value on a recurring basis are summarized below. At June 30, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. The Company recognizes transfers between valuation levels at the beginning of the reporting period.
Fair Value Measurements at June 30, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$35,947	$1,290	$37,237
U.S. Treasury, government and agency	—	13,323	—	13,323
States and political subdivisions	—	481	39	520
Foreign governments	—	490	—	490
Residential mortgage-backed (2)	—	190	—	190
Asset-backed (3)	—	72	534	606
Redeemable preferred stock	156	263	—	419
Total fixed maturities, available-for-sale	156	50,766	1,863	52,785
Other equity investments	12	—	—	12
Trading account securities	344	8,909	—	9,253
Other invested assets:
Short-term investments	—	338	—	338
Assets of consolidated VIEs/VOEs	—	—	16	16
Swaps	—	734	—	734
Credit default swaps	—	22	—	22
Options	—	2,473	—	2,473
Swaptions	—	52	—	52
Total other invested assets	—	3,619	16	3,635
Cash equivalents	2,660	—	—	2,660
GMIB reinsurance contract asset	—	—	2,196	2,196
Separate Accounts assets	116,953	2,823	389	120,165
Total Assets	$120,125	$66,117	$4,464	$190,706

Liabilities:
GMxB derivative features’ liability	$—	$—	$6,749	$6,749
SCS, SIO, MSO and IUL indexed features’ liability	—	2,233	—	2,233
Total Liabilities	$—	$2,233	$6,749	$8,982
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

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

Liabilities:
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
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $153 million and $184 million at June 30, 2019 and December 31, 2018, respectively, to recognize incremental counterparty non-performance risk.
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
During the six months ended June 30, 2019, AFS fixed maturities with fair values of $73 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.6% of total equity at June 30, 2019.
During the six months ended June 30, 2018, AFS fixed maturities with fair values of $28 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $65 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at June 30, 2018.
The tables below present reconciliations for all Level 3 assets and liabilities for the three and six months ended June 30, 2019 and 2018.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, April 1, 2019	$1,169	$39	$534
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Investment gains (losses), net	—	—	—
Subtotal	2	—	—
Other comprehensive income (loss)	1	1	1
Purchases	151	—	(1)
Sales	(26)	(1)	—
Transfers into Level 3 (1)	(3)	—	—
Transfers out of Level 3 (1)	(4)	—	—
Balance, June 30, 2019	$1,290	$39	$534

Balance, April 1, 2018	$1,229	$39	$7
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	—	—
Subtotal	3	—	—
Other comprehensive income (loss)	6	—	(1)
Purchases	27	—	533
Sales	(99)	(1)	(1)
Transfers into Level 3 (1)	(2)	—	—
Transfers out of Level 3 (1)	(12)	—	—
Balance, June 30, 2018	$1,152	$38	$538
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Subdivisions	Asset- backed

Balance, January 1, 2019	$1,174	$38	$519
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	—	—
Subtotal	3	—	—
Other comprehensive income (loss)	10	2	5
Purchases	221	—	10
Sales	(59)	(1)	—
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(73)	—	—
Balance, June 30, 2019	$1,290	$39	$534

Balance, January 1, 2018	$1,139	$40	$8
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—
Investment gains (losses), net	—	—	—
Subtotal	5	—	—
Other comprehensive income (loss)	(14)	(1)	(1)
Purchases	200	—	533
Sales	(215)	(1)	(2)
Transfers into Level 3 (1)	65	—	—
Transfers out of Level 3 (1)	(28)	—	—
Balance, June 30, 2018	$1,152	$38	$538
______________

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments (2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, April 1, 2019	$18	$2,009	$383	$(5,944)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	5	—
Net derivative gains (losses), excluding non-performance risk	—	178	—	(707)
Non-performance risk (1)	—	12	—	—
Subtotal	—	190	5	(707)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments (2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	11	3	(103)
Sales (3)	—	(14)	—	5
Settlements	—	—	(2)	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—
Balance, June 30, 2019	$16	$2,196	$389	$(6,749)

Balance, April 1, 2018	$31	$9,674	$357	$(3,862)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—
Investment gains (losses), net	—	—	7	—
Net derivative gains (losses), excluding non-performance risk	—	(391)	—	371
Non-performance risk (1)	—	(1)	—	72
Subtotal	—	(392)	7	443
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	17	(1)	(116)
Sales (3)	—	(11)	—	1
Settlements	—	(7,463)	(2)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	(5)	—	—	—
Balance, June 30, 2018	$23	$1,825	$361	$(3,534)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability represents benefits paid.

(4)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments (2)	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2019	$48	$1,991	$374	$(5,431)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	12	—
Net derivative gains (losses), excluding non-performance risk	—	165	—	(656)
Non-performance risk (1)	—	52	—	(460)
Subtotal	—	217	12	(1,116)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	23	7	(210)
Sales (3)	—	(35)	—	8
Settlements	—	—	(3)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	(29)	—	(1)	—
Balance, June 30, 2019	$16	$2,196	$389	$(6,749)

Balance, January 1, 2018	$25	$10,488	$349	$(4,256)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	14	—
Net derivative gains (losses), excluding non-performance risk	—	(1,176)	—	807
Non-performance risk (1)	—	(57)	—	121
Subtotal	—	(1,233)	14	928
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	71	2	(209)
Sales (3)	—	(38)	(1)	3
Settlements	—	(7,463)	(3)	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—
Transfers into Level 3 (4)	5	—	—	—
Transfers out of Level 3 (4)	(5)	—	—	—
Balance, June 30, 2018	$23	$1,825	$361	$(3,534)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability represents benefits paid.

(4)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the six months ended June 30, 2019 and 2018 by category for Level 3 assets and liabilities still held at June 30, 2019 and 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in Unrealized Gains (Losses) for Level 3 Instruments

	Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at June 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$10
State and political subdivisions	—	—	2
Asset-backed	—	—	5
Subtotal	—	—	17
GMIB reinsurance contracts	—	217	—
Separate Accounts assets (1)	5	—	—
GMxB derivative features liability	—	(1,116)	—
Total	$5	$(899)	$17

Held at June 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(7)
State and political subdivisions	—	—	(1)
Asset-backed	—	—	(1)
Subtotal	—	—	(9)
GMIB reinsurance contracts	—	(1,233)	—
Separate Accounts assets (1)	14	—	—
GMxB derivative features liability	—	928	—
Total	$14	$(305)	$(9)
______________

(1)	There is an investment expense that offsets this investment gain (loss).
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at June 30, 2019 and December 31, 2018.
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$120	Matrix pricing model	Spread over benchmark	15 - 580 bps	91 bps
	749	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 44.6x 7.5% - 16.5% 7.5x - 16.5x	15.8x 11.1% 11.1x
Separate Accounts assets	363	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.5% 6.4%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	238 bps 4.3%

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
GMIB reinsurance contract asset	2,196	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 46 - 127 bps 8.0% - 31.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	6,620	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	149 bps 0.8% - 26.2% 0.0% - 12.144% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	152	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 8.0% - 31.0%
GIB	(28)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 8.0% - 31.0%
GMAB	5	Discounted cash flow	Lapse rates Volatility rates - Equity	0.5% - 11.0% 8.0% - 31.0%
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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$93	Matrix pricing model	Spread over benchmark	15 - 580 bps	104 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248 bps 5.1%

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
GMIB reinsurance contract asset	1,991	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 74 - 159 bps 10.0% - 34.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after delay 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 5.7% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at June 30, 2019 and December 31, 2018, respectively, are approximately $1,035 million and $826 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2019 and December 31, 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2019 and December 31, 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.
Separate Accounts assets classified as Level 3 in the table at June 30, 2019 and December 31, 2018, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would result in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The carrying values and fair values at June 30, 2019 and December 31, 2018 for financial instruments not otherwise disclosed in Notes 3 and 4 are presented in the table below.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2019:
Mortgage loans on real estate	$12,270	$—	$—	$12,411	$12,411
FHLBNY Funding Agreements	$4,001	$—	$4,039	$—	$4,039
Policy loans	$3,263	$—	$—	$4,073	$4,073
Loans to affiliates	$600	$—	$611	$—	$611
Policyholders’ liabilities: Investment contracts	$1,936	$—	$—	$2,094	$2,094
Separate Accounts liabilities	$8,381	$—	$—	$8,381	$8,381

December 31, 2018:
Mortgage loans on real estate	$11,818	$—	$—	$11,478	$11,478
FHLBNY Funding Agreements	$4,002	$—	$3,956	$—	$3,956
Policy loans	$3,267	$—	$—	$3,944	$3,944
Loans to affiliates	$600	$—	$603	$—	$603
Policyholders’ liabilities: Investment contracts	$1,974	$—	$—	$2,015	$2,015
Loans from affiliates	$572	$—	$572	$—	$572
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	June 30, 2019
	(in millions)
Assets
Operating lease asset	Other Assets	$315
Liabilities
Operating lease liability	Other Liabilities	$411
The table below summarizes the components of lease costs for the three and six months ended June 30, 2019.
Lease Costs

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Operating lease cost (1)	$17	$37
Variable operating lease cost	$2	$5
Sublease income	$(4)	$(8)
Short-term lease expense	$1	$2
_____________

(1)
Operating lease costs for the three months ended March 31, 2019 previously reported as $53 million, has been revised to $20 million to properly exclude impairments recognized prior to the adoption of ASC 842.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities as of June 30, 2019 are as follows:
Maturities of Lease Liabilities

June 30, 2019
(in millions)
Operating Leases (1):
2019	$44
2020	88
2021	84
2022	80
2023	76
Thereafter	78
Total lease payments	450
Less: Interest	(39)
Present value of lease liabilities	$411
______________

(1)
As of June 30, 2019, the Company has one additional operating real estate lease that has not yet commenced with an estimated total base rent of approximately $11 million. This operating lease will commence in 2019 with a lease term of ten years.

Weighted Average of Lease Term and Discount Rate

June 30, 2019
Weighted average remaining operating lease term	6 years
Weighted average discount rate for operating leases	3.10%
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Six Months Ended June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$7
The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
Calendar Year	(in millions)
2019	$81
2020	$74
2021	$69
2022	$67
2023	$63
Thereafter	$66

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2019 and 2018 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)     RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the six months ended June 30, 2019 with related parties are summarized below.
Loans from Affiliates
Senior Surplus Notes
On December 28, 2018, AXA Equitable issued a $572 million senior surplus note due December 28, 2019 to Holdings, which bears interest at a fixed rate of 3.75%, payable semi-annually. The surplus note is intended to have priority in right of payments and in all other respects to any and all other surplus notes issued by AXA Equitable at any time. AXA Equitable repaid this note and $4 million of related interest expense on March 5, 2019.
Investment management fees
The Company recorded investment management fee expense of $27 million, $51 million, $21 million and $42 million, respectively, from AllianceBernstein for the three and six months ended June 30, 2019 and 2018.
11)     EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of June 30, 2019 and 2018 follow:

	June 30,
	2019	2018
	(in millions)
Unrealized gains (losses) on investments	$1,571	$(444)
Defined benefit pension plans	(7)	(5)
Total accumulated other comprehensive income (loss) from continuing operations	1,564	(449)
Less: Accumulated other comprehensive income (loss) attributable to discontinued operations, net of noncontrolling interest	—	15
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$1,564	$(464)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of OCI, net of taxes for the three and six months ended June 30, 2019 and 2018 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,283	$(348)	$2,526	$(1,332)
(Gains) losses reclassified to Net income (loss) during the period (1)	(4)	4	2	(67)
Net unrealized gains (losses) on investments	1,279	(344)	2,528	(1,399)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	12	31	(473)	344
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $341, $(83), $541 and $(280))	1,291	(313)	2,055	(1,055)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	—	(1)	—	(5)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $0, $0 and $(1))	—	(1)	—	(5)
Total other comprehensive income (loss), net of income taxes from continuing operations	1,291	(314)	2,055	(1,060)
Other comprehensive income (loss) from discontinued operations, net of income taxes	—	8	—	(2)
Other comprehensive income (loss) attributable to AXA Equitable	$1,291	$(306)	$2,055	$(1,062)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts are presented net of income tax expense (benefit) of $0, $1 million, $1 million and $(18) million for the three and six months ended June 30, 2019 and 2018, respectively.

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
12)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$48	$27	$39	$25
Net earnings (loss) attributable to redeemable noncontrolling interests	1	—	3	(2)
Purchase/change of redeemable noncontrolling interests	(7)	10	—	14
Balance, end of period	$42	$37	$42	$37
13)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
For other matters where a loss is reasonably possible, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Change in FHLBNY Funding Agreements during the Six Months Ended June 30, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Long-term agreements maturing within one year	Outstanding Balance at June 30, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$5,940	$5,940	$58	$1,698
Long-term funding agreements:
Due in years two through five	1,569	—	—	(58)	1,511
Due in more than five years	781	—	—		781
Total long-term funding agreements	2,350	—	—	(58)	2,292
Total funding agreements (1)	$3,990	$5,940	$5,940	$—	$3,990
______________

(1)
The $11 million and $12 million difference between the funding agreements carrying value shown in Note 7 in the Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed table at June 30, 2019 and December 31, 2018, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

Guarantees and Other Commitments
At June 30, 2019, the Company had $896 million of commitments under equity financing arrangements to certain limited partnerships, including $242 million of commitments to funds managed by affiliates. In addition, at June 30, 2019, the Company had $209 million of commitments under equity financing arrangements to existing mortgage loan agreements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had $17 million of undrawn letters of credit related to reinsurance at June 30, 2019.
Pursuant to certain assumption agreements (the “Assumption Agreements”) on October 1, 2018, Holdings legally assumed primary liability from AXA Equitable for all current and future liabilities of AXA Equitable under certain employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits as well as under the AXA Equitable Retirement plan, a frozen qualified pension plan. AXA Equitable remains secondarily liable for its obligations under these plans and would recognize such liabilities in the event Holdings does not perform under the terms of the Assumption Agreements.
14)    DISCONTINUED OPERATIONS
Effective December 31, 2018, the Company and its subsidiaries transferred all economic interests in the business of AB to a newly created entity, Alpha Unit Holdings, LLC (“Alpha”). The Company distributed all equity interests in Alpha to AXA Equitable Financial Services, LLC, a wholly-owned subsidiary of Holdings. The AB transfer and subsequent distribution of Alpha equity interests (“the AB Business Transfer”) removed the authority to control the business of AB and as such, the results of AB are reflected in the Company’s consolidated financial statements as discontinued operations and are presented in Net income (loss) from discontinued operations, net of taxes. Intercompany transactions between the Company and AB prior to the AB Business Transfer have been eliminated. Ongoing service transactions with AB are reported as related party transactions as further described in Note 10.
The table below presents AB’s revenues recognized in three and six months ended June 30, 2018, disaggregated by category:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
Investment management and service fees:
Base fees	$561	$1,129
Performance-based fees	35	41
Research services	107	221
Distribution services	105	213
Shareholder services	19	39
Other	5	11
Total investment management and service fees	$832	$1,654
The following table presents the amounts related to the Net income of AB that has been reflected in Discontinued Operations:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
REVENUES
Net derivative gains (losses)	$—	$2
Net investment income (loss)	6	45
Investment management and service fees	817	1,620
Other income	1	3
Total revenues	824	1,670

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	360	704
Distribution-related payments	106	216
Interest expense	2	4
Other operating costs and expenses	171	360
Total benefits and other deductions	639	1,284
Income from discontinued operations, before income taxes	185	386
Income tax expense	(8)	(25)
Net income from discontinued operations, net of taxes	177	361
Less: Net income attributable to the noncontrolling interest	(156)	(311)
Net income from discontinued operations, net of taxes and noncontrolling interest	$21	$50
15)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
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
The impact of items including in the revision tables included in Note 15 on the consolidated statement of cash flows for the six months ended June 30, 2018 were corrected in the comparative consolidated statements of cash flows six months ended June 30, 2019 and 2018 . The items for the nine months ended September 30, 2018 will be corrected in the Company’s comparative consolidated statements of cash flows to be included in the Form 10-Q filings as of and for the three and nine months ended September 30, 2019.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Discontinued Operations
As further described in Note 14, as a result of the AB Business Transfer in the fourth quarter of 2018, AB’s operations are now reflected as discontinued operations in the Company’s consolidated financial statements. The financial information for prior periods presented in the consolidated financial statements have been adjusted to reflect AB as discontinued operations.
Revision of Consolidated Financial Statements as of and for the three and six months ended June 30, 2018
The following tables present line items of the consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s June 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for discontinued operations, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables.

	As of June 30, 2018
	As Previously Reported	Gross DAC Adjustment	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheet:
Assets:
DAC	$4,786	$—	$—	$4,786	$(76)	$4,710
Amounts due from reinsurers	3,088	—	—	3,088	(9)	3,079
Current and deferred income taxes	159	—	422	581	3	584
Total Assets	$219,306	$—	$—	$219,306	$(82)	$219,224

Liabilities:
Future policyholders’ benefits and other policyholders’ liabilities	$28,122	$—	$—	$28,122	(64)	$28,058
Total Liabilities	$202,196	$—	$—	$202,196	$(64)	$202,132

Equity:
Retained earnings	$6,617	$—	$—	$6,617	$(18)	$6,599
Total equity attributable to AXA Equitable	13,925	—	—	13,925	(18)	13,907
Total Equity	16,964	—	—	16,964	(18)	16,946
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$219,306	$—	$—	$219,306	$(82)	$219,224

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
	As Previously Reported	Gross DAC Adjustment	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$904	$—	$—	$904	$(21)	$883
Net derivative gains (losses)	(312)	—	—	(312)	27	(285)
Total revenues	2,439	—	(824)	1,615	6	1,621

Benefits and other deductions:
Policyholders’ benefits	$1,339	$—	$—	$1,339	$(38)	$1,301
Amortization of DAC	31	146	—	177	5	182
Total benefits and other deductions	4,950	—	(639)	4,311	(33)	4,278
Income (loss) from continuing operations, before income taxes	(2,511)	—	(185)	(2,696)	39	(2,657)
Income tax (expense) benefit from continuing operations	553	—	8	561	(9)	552
Net income (loss) from continuing operations	(1,958)	—	(177)	(2,135)	30	(2,105)
Net income (loss)	(1,958)	—	(156)	(2,114)	30	(2,084)
Net income (loss) attributable to AXA Equitable	$(2,114)	$—	$—	$(2,114)	$30	$(2,084)

	Six Months Ended June 30, 2018
	As Previously Reported	Gross DAC Adjustment	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Income (Loss):
Revenues:
Policy charges and fee income	$1,773	$—	$—	$1,773	$(29)	$1,744
Net derivative gains (losses)	(1,172)	—	(2)	(1,174)	72	(1,102)
Total revenues	4,387	—	(1,670)	2,717	43	2,760

Benefits and other deductions:
Policyholders’ benefits	$1,828	$—	$—	$1,828	$(47)	$1,781
Amortization of DAC	89	281	—	370	21	391
Total benefits and other deductions	7,100	—	(1,284)	5,816	(26)	5,790
Income (loss) from continuing operations, before income taxes	(2,713)	—	(386)	(3,099)	69	(3,030)
Income tax (expense) benefit from continuing operations	622	—	25	647	(15)	632
Net income (loss) from continuing operations	(2,091)	—	(361)	(2,452)	54	(2,398)
Net income (loss)	(2,091)	—	(311)	(2,402)	54	(2,348)
Net income (loss) attributable to AXA Equitable	$(2,401)	$—	$—	$(2,401)	$54	$(2,347)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$(1,958)	$(156)	$(2,114)	$30	$(2,084)
Comprehensive income (loss)	(2,278)	(142)	(2,420)	30	(2,390)
Comprehensive income (loss) attributable to AXA Equitable	$(2,420)	$—	$(2,420)	$30	$(2,390)

	Six Months Ended June 30, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$(2,091)	$(311)	$(2,402)	$54	$(2,348)
Comprehensive income (loss)	(3,160)	(304)	(3,464)	54	(3,410)
Comprehensive income (loss) attributable to AXA Equitable	$(3,463)	$(1)	$(3,464)	$54	$(3,410)

	Three Months Ended June 30, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Net income (loss) attributable to AXA Equitable	(2,114)	—	(2,114)	30	(2,084)
Retained earnings, end of period	6,569	—	6,569	30	6,599
Total AXA Equitable’s equity, end of period	13,877	—	13,877	30	13,907
Total Equity, End of Period	$16,916	$—	$16,916	$30	$16,946

	Six Months Ended June 30, 2018
	As Previously Reported	Discontinued Operations Adjustment	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Equity:
Retained earnings, beginning of year	$9,010	$—	$9,010	$(72)	$8,938
Net income (loss) attributable to AXA Equitable	(2,401)	—	(2,401)	54	(2,347)
Retained earnings, end of period	6,617	—	6,617	(18)	6,599
Total AXA Equitable equity, end of period	13,925	—	13,925	(18)	13,907
Total Equity, End of Period	$16,964	$—	$16,964	$(18)	$16,946

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	As Previously Reported	Presentation Reclassifi-cations	Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income (loss) (1)	$(2,091)	$—	$54	$(2,037)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(1,773)	—	29	(1,744)
Net derivative (gains) losses	1,172	—	(72)	1,100
Amortization and depreciation	—	336	21	357
Cash received on the recapture of captive reinsurance	1,099	—	174	1,273
Changes in:
Reinsurance recoverable	15	—	166	181
Future policy benefits	396	—	(554)	(158)
Current and deferred income taxes	(645)	—	167	(478)
Other, net	416	104	(304)	216
Net cash provided by (used in) operating activities	$1,190	$(2)	$(319)	$869

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Trading account securities	$4,843	$—	$24	$4,867
Short-term investments	—	1,331	(24)	1,307
Payment for the purchase/origination of:
Short-term investments	—	(1,081)	205	(876)
Cash settlements related to derivative instruments	(267)	—	(489)	(756)
Other, net	379	—	11	390
Net cash provided by (used in) investing activities	$(1,605)	$2	$(273)	$(1,876)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,227	$—	$(1,107)	$4,120
Withdrawals	(2,611)	—	480	(2,131)
Transfer (to) from Separate Accounts	(305)	—	1,219	914
Net cash provided by (used in) financing activities	$1,986	$—	$592	$2,578
________________
(1)Net income (loss) includes $311 million in the six months ended June 30, 2018 of the discontinued operations that are not included in net income (loss) in the Consolidated Statements of Income (Loss).

16)    SUBSEQUENT EVENTS
On July 8, 2019, the Company made a $1.0 billion cash dividend payment to its direct parent company, AXA Equitable Financial Services, LLC, recorded as a reduction to retained earnings.

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
Transfer of AB Units
In the fourth quarter of 2018, we transferred our interest in AB (including units of the limited partnership interest in AllianceBernstein L.P., units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. and shares of AllianceBernstein Corporation) to a wholly-owned subsidiary of Holdings (the “AB Business Transfer”). As a result of this transaction, the previously consolidated results of AB have been reclassified to Discontinued operations in the consolidated financial statements. For more information about the Transfer of AB Units, see Note 14 of the Notes to the Consolidated Financial Statements.
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, falling unemployment rates, the U.S. Federal Reserve’s potential plans to lower short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
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

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and risk-based capital (“RBC”) framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework is expected to be operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. However, it is expected that the NYDFS will propose a rule for adoption that will differ from the standards of the NAIC framework. Other state insurance regulators may propose and adopt standards different from the NAIC framework.

•
Fiduciary Rules/“Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and will take effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful. We have developed our compliance framework for Regulation 187 with respect to annuity sales and are assessing the impact it may have on our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

•
In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules is June 30, 2020. Investment advisers to retail clients will also be required to file new Form CRS, providing disclosures about its standard of conduct and conflicts of interest, with the SEC and deliver copies of the Form to its retail clients. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We are currently assessing these rules to determine the impact they may have on our business.

•
Derivatives Regulation.  The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions ( “OTC” derivatives) entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration and the Federal Housing Finance Agency and and the CFTC of final margin requirements for OTC derivatives. Also, in June 2019, the SEC adopted a set of rules that establish capital, margin and segregation requirements for security-based swaps. The rules are part of the larger regulatory framework that the SEC is establishing over non-bank security-based swap dealers (“SBSD’s”), non-bank major security-based swap dealers (“MSBSP’s”), and certain broker-dealers that are not SBSD’s that imposes registration, disqualification, recordkeeping and reporting requirements, and cross-border regulation.  The rules will become effective 60 days after publication in the Federal Register.  The compliance date for the new rules is 18 months after the later of (i) the effective date of the final rules establishing recordkeeping and reporting requirements for SBSD’s and MSBSP’s or (ii) the effective date of the final rules on cross-border application of security-based swap requirements, which have been proposed and are pending. We are monitoring these developments and evaluating the potential effect these rules might have on our business.

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
The reclassification adjustments for the six months ended June 30, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and Other operating costs and expenses reduced the amounts previously reported in those expense line items, whereas the capitalization of DAC reclassified from the Amortization of DAC line item increases that expense line item.

Six Months Ended June 30, 2018
(in millions)
Reductions to expense line items:
Compensation and benefits	$65
Commissions	213
Other operating costs and expenses	3
Total reductions	$281

Increase to expense line item:
Amortization of DAC	$281

The following table summarizes our consolidated statements of income (loss) for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$1,724	$1,744
Premiums	464	440
Net derivative gains (losses)	(1,733)	(1,102)
Net investment income (loss)	1,783	1,051
Investment gains (losses), net	(20)	82
Investment management and service fees	503	514
Other income	40	31
Total revenues	2,761	2,760

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,687	1,781
Interest credited to policyholders’ account balances	557	495
Compensation and benefits	167	223
Commissions	309	319
Interest expense	4	18
Amortization of deferred policy acquisition costs	309	391
Other operating costs and expenses	400	2,563
Total benefits and other deductions	3,433	5,790
Income (loss) from continuing operations, before income taxes	(672)	(3,030)
Income tax (expense) benefit from continuing operations	109	632
Net income (loss) from continuing operations	(563)	(2,398)
Less: Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	—	(50)
Net income (loss)	(563)	(2,348)
Less: Net income (loss) attributable to the noncontrolling interest	3	(1)
Net income (loss) attributable to AXA Equitable	$(566)	$(2,347)
The following discussion compares the results for the six months ended June 30, 2019 to the results for the six months ended June 30, 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Income Attributable to AXA Equitable
Net income (loss) attributable to AXA Equitable increased by $1,781 million, to a net loss of $566 million for the first six months of 2019 from a net loss of $2,347 million for the first six months of 2018, primarily driven by the following notable items:

•
Other operating costs and expenses decreased by $2,163 million mainly due to $1,885 million amortization of the deferred cost of reinsurance asset, including the write-off of $1,840 million of this asset and the settlement of outstanding payments of $273 million, both related to the GMxB Unwind in 2018.

•	Net investment income (loss) increased by $732 million mainly due to a change in the market value of trading account securities supporting our variable annuity products due to lower interest rates.

•
Policyholders’ benefits decreased by $94 million mainly driven by the absence of a $515 million write-off of ceded reserves resulting from the GMxB unwind in 2018 partially offset by a decrease in GMxB reserves due to the favorable impact of higher interest rates in the first six months of 2018. The assumption updates in the third quarter of 2018 reduced the impact of interest rates on GMxB policyholders’ benefits in the first six months of 2019. Additionally, offsetting the decrease in reserves were higher benefits paid in our life products, mainly reflecting higher expected claims as the book is aging, combined with adverse mortality experience in the first quarter of 2019.

•
Amortization of DAC decreased by $82 million mainly due to lower amortization on our variable and interest sensitive life products resulting from no longer being in loss recognition, partially offset by higher amortization on our SCS product due to the impact of interest rate and equity market movements on assets supporting the product.

•
Compensation and benefits decreased by $56 million mainly due to a non-recurring loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in the first six months of 2018.

•	Interest expense decreased by $14 million due to lower repurchase agreement costs.

•	Commissions decreased by $10 million mainly due to asset-based commissions from lower average account values.
Partially offsetting this increase were the following notable items:

•
Net derivative gains (losses) decreased by $631 million mainly due to increases in the fair value of the GMIBNLG liability, partially offset by income from freestanding derivatives reflecting lower interest rates.

•	Investment gains (losses), net decreased by $102 million due to 2018 higher gains from our General Account investment portfolio optimization and a real estate impairment in 2019.

•	Interest credited to policyholders’ account balances increased by $62 million primarily driven by higher SCS AV.

•	Income tax benefit decreased by $523 million primarily driven by a lower pre-tax loss.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019.
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

•	We are in the process of designing and implementing new controls over the reliability of data feeding significant actuarial models.
Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. Of these additional resources, eleven have a CPA license, eight have worked at a “Big 4” public accounting firm and the remainder have worked in a finance area within a public company. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP-related technical topics to new and existing staff.

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

While progress has been made to remediate both material weaknesses, as of June 30, 2019, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 13, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2018 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Report on Form 10-Q. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Iran Threat Reduction and Syria Human Rights Act
Holdings, AXA Equitable and their subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below.
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
AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $109,150 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $18,385.
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
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools and compulsory earthquake coverage of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.
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
Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $20,650and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $536,662, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $81,200, representing approximately 0.002% of AXA’s 2018 aggregate net profit.
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

Date: August 9, 2019	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director and Chief Financial Officer

Date: August 9, 2019		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director, Chief Accounting Officer and Controller