Form 10-Q
period 2019-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2019-11-08
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 7, 2019, 2,000,000 shares of the registrant’s Common Stock were outstanding.
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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in AXA Equitable’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $57,475 and $42,492)	$61,445	$41,915
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,005	11,818
Real estate held for production of income (1)	27	52
Policy loans	3,272	3,267
Other equity investments (1)	1,148	1,144
Trading securities, at fair value	8,444	15,166
Other invested assets	1,753	1,554
Total investments	88,094	74,916
Cash and cash equivalents	1,553	2,622
Deferred policy acquisition costs	4,237	5,011
Amounts due from reinsurers	3,008	3,124
Loans to affiliates	600	600
GMIB reinsurance contract asset, at fair value	2,853	1,991
Current and deferred income taxes	—	438
Other assets	3,071	2,763
Separate Accounts assets	118,907	108,487
Total Assets	$222,323	$199,952
LIABILITIES
Policyholders’ account balances	$53,060	$46,403
Future policy benefits and other policyholders' liabilities	35,211	29,808
Broker-dealer related payables	221	69
Securities sold under agreements to repurchase	—	573
Amounts due to reinsurers	85	113
Loans from affiliates	—	572
Current and deferred income taxes	174	—
Other liabilities	1,368	1,460
Separate Accounts liabilities	118,907	108,487
Total Liabilities	$209,026	$187,485
Redeemable noncontrolling interest (2)	46	39
Commitments and contingent liabilities (Note 13)
EQUITY
Equity attributable to AXA Equitable:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,829	7,807
Retained earnings	3,270	5,098
Accumulated other comprehensive income (loss)	2,138	(491)
Total equity attributable to AXA Equitable	13,239	12,416
Noncontrolling interest	12	12
Total Equity	13,251	12,428
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$222,323	$199,952
______________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 12 for detail of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$853	$900	$2,577	$2,644
Premiums	232	217	696	657
Net derivative gains (losses)	(342)	(2,000)	(2,075)	(3,102)
Net investment income (loss)	744	642	2,527	1,693
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(4)	—	(4)
Other investment gains (losses), net	201	(5)	181	77
Total investment gains (losses), net	201	(9)	181	73
Investment management and service fees	258	267	761	781
Other income	—	10	40	41
Total revenues	1,946	27	4,707	2,787

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,634	206	3,321	1,987
Interest credited to policyholders’ account balances	280	259	837	754
Compensation and benefits	70	77	237	300
Commissions	153	146	462	465
Interest expense	—	9	4	27
Amortization of deferred policy acquisition costs	32	(88)	341	303
Other operating costs and expenses	214	154	614	2,717
Total benefits and other deductions	2,383	763	5,816	6,553
Income (loss) from continuing operations, before income taxes	(437)	(736)	(1,109)	(3,766)
Income tax (expense) benefit from continuing operations	175	196	284	828
Net income (loss) from continuing operations	(262)	(540)	(825)	(2,938)
Less: Net (income) loss from discontinued operations, net of taxes and noncontrolling interest	—	(31)	—	(81)
Net income (loss)	(262)	(509)	(825)	(2,857)
Less: Net income (loss) attributable to the noncontrolling interest	—	2	3	1
Net income (loss) attributable to AXA Equitable	$(262)	$(511)	$(828)	$(2,858)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(262)	$(509)	$(825)	$(2,857)
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	574	(403)	2,629	(1,458)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	(3)	—	(8)
Other comprehensive income (loss) from discontinued operations	—	3	—	1
Total other comprehensive income (loss), net of income taxes	574	(403)	2,629	(1,465)
Comprehensive income (loss) attributable to AXA Equitable	$312	$(912)	$1,804	$(4,322)
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30,
	AXA Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
July 1, 2019	$2	$7,822	$4,532	$1,564	$13,920	$12	$—	$12	$13,932
Dividend to parent company	—	—	(1,000)	—	(1,000)	—	—	—	(1,000)
Net income (loss)	—	—	(262)	—	(262)	—	—	—	(262)
Other comprehensive income (loss)	—	—	—	574	574	—	—	—	574
Other	—	7	—	—	7	—	—	—	7
September 30, 2019	$2	$7,829	$3,270	$2,138	$13,239	$12	$—	$12	$13,251

July 1, 2018	$2	$7,770	$6,599	$(464)	$13,907	$12	$3,027	$3,039	$16,946
Repurchase of AB Holding units	—	—	—	—	—	—	(34)	(34)	(34)
Dividend to parent company	—	—	(1,100)	—	(1,100)	—	—	—	(1,100)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(134)	(134)	(134)
Net income (loss)	—	—	(511)	—	(511)	—	143	143	(368)
Other comprehensive income (loss)	—	—	—	(403)	(403)	—	(3)	(3)	(406)
Other (1)	—	1	—	—	1	—	(3)	(3)	(2)
September 30, 2018	$2	$7,771	$4,988	$(867)	$11,894	$12	$2,996	$3,008	$14,902

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY — CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	AXA Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
January 1, 2019	$2	$7,807	$5,098	$(491)	$12,416	$12	$—	$12	$12,428
Dividend to parent company	—	—	(1,000)	—	(1,000)	—	—	—	(1,000)
Net income (loss)	—	—	(828)	—	(828)	—	—	—	(828)
Other comprehensive income (loss)	—	—	—	2,629	2,629	—	—	—	2,629
Other	—	22	—	—	22	—	—	—	22
September 30, 2019	$2	$7,829	$3,270	$2,138	$13,239	$12	$—	$12	$13,251

January 1, 2018	$2	$6,859	$8,938	$598	$16,397	$19	$3,076	$3,095	$19,492
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	8	—	8	—	25	25	33
De-consolidation of real estate joint ventures	—	—	—	—	—	(8)	—	(8)	(8)
Repurchase of AB Holding units	—	—	—	—	—	—	(59)	(59)	(59)
Dividend to parent company	—	—	(1,100)	—	(1,100)	—	—	—	(1,100)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(468)	(468)	(468)
Net income (loss)	—	—	(2,858)	—	(2,858)	1	417	418	(2,440)
Other comprehensive income (loss)	—	—	—	(1,465)	(1,465)	—	(10)	(10)	(1,475)
Other (1)	—	912	—	—	912	—	15	15	927
September 30, 2018	$2	$7,771	$4,988	$(867)	$11,894	$12	$2,996	$3,008	$14,902
______________

(1)	Includes impact of the GMxB unwind with AXA RE Arizona. See Note 12 in the Company’s Annual Report on Form 10-K.
See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss) (1)	$(825)	$(2,419)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	837	754
Policy charges and fee income	(2,577)	(2,644)
Net derivative (gains) losses	2,075	3,106
Investment (gains) losses, net	(181)	(73)
Realized and unrealized (gains) losses on trading securities	(421)	206
Non-cash long-term incentive compensation expense	23	13
Amortization and depreciation (2)	267	258
Amortization of deferred cost of reinsurance asset	—	1,884
Equity (income) loss from limited partnerships (2)	(63)	(83)
Cash received on the recapture of captive reinsurance	—	1,273
Changes in:
Net broker-dealer and customer related receivables/payables	3	414
Reinsurance recoverable	(123)	106
Segregated cash and securities, net	—	(438)
Capitalization of deferred policy acquisition costs (2)	(466)	(432)
Future policy benefits	1,035	(599)
Current and deferred income taxes	(81)	(664)
Other, net	(215)	448
Net cash provided by (used in) operating activities	$(712)	$1,110

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$9,394	$5,942
Mortgage loans on real estate	708	375
Trading account securities	8,216	6,990
Real estate joint ventures	3	140
Short-term investments (2)	1,916	1,806
Other	145	204
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(23,834)	(6,422)
Mortgage loans on real estate	(913)	(1,485)
Trading account securities	(923)	(8,103)
Short-term investments (2)	(2,134)	(1,326)
Other	(305)	(146)
Cash settlements related to derivative instruments	191	(1,076)
Issuance of loans to affiliates	—	(1,100)
Repayments of loans to affiliates	—	700
Investment in capitalized software, leasehold improvements and EDP equipment	(49)	(79)
Other, net	—	285
Net cash provided by (used in) investing activities	$(7,585)	$(3,295)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,464	$6,184
Withdrawals	(3,433)	(3,254)
Transfers (to) from Separate Accounts	1,427	1,379
Change in short-term financings	—	(168)
Change in collateralized pledged assets	3	(62)
Change in collateralized pledged liabilities	1,898	279
Increase (decrease) in overdrafts payable	—	(39)
Shareholder dividend paid	(1,000)	(1,100)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	—	(83)
Repurchase of AB Holding Units	—	(59)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	14	(519)
Distribution to noncontrolling interests in consolidated subsidiaries	—	(468)
Repayment of loans from affiliates	(572)	13
Increase (decrease) in securities sold under agreement to repurchase	(573)	—
Other, net	—	(1)
Net cash provided by (used in) financing activities	$7,228	$2,102

Effect of exchange rate changes on Cash and cash equivalents	—	(9)
Change in Cash and cash equivalents	(1,069)	(92)
Cash and cash equivalents, beginning of year	2,622	3,409
Cash and cash equivalents, end of period	$1,553	$3,317

Cash and cash equivalents of disposed subsidiary:
Beginning of year		$1,009
End of period		$635

Cash and cash equivalents of continuing operations:
Beginning of year		$2,400
End of period		$2,682

Cash flows of disposed subsidiary:
Net cash provided by (used in):
Operating activities		$705
Investing activities		$204
Financing activities		$(1,274)
Effect of exchange rate changes on Cash and cash equivalents		$(9)

Non-cash transactions during the period:
(Settlement) issuance of long-term debt		$(202)
Transfer of assets to reinsurer		$(604)
Repayment of loans from affiliates		$300
_____________

(1)
Net income (loss) includes $438 million in the nine months ended September 30, 2018 of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

(2)	Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 15 for further information.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)    ORGANIZATION
Consolidation
AXA Equitable Life Insurance Company’s (“AXA Equitable” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of AXA Equitable Holdings, Inc. (“Holdings”). As of September 30, 2019 and December 31, 2018, AXA S.A. (“AXA”), a French holding company for the AXA Group, owned approximately 39% and 59%, respectively, of the outstanding common stock of Holdings.
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
The terms “third quarter 2019” and “third quarter 2018” refer to the three months ended September 30, 2019 and 2018, respectively. The terms “first nine months of 2019” and “first nine months of 2018” refer to the nine months ended September 30, 2019 and 2018, respectively.
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

The Company will adopt this new standard effective for January 1, 2020. Management does not expect the adoption of this standard to materially impact the Company’s financial position or results of operations.

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

Management has elected to early adopt the removed disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company will delay adoption of the additional disclosures until their effective date.

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

On October 16, 2019, the FASB affirmed its previous decision to delay the effective date to fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

Management currently is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update, cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.

For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.

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

The Company is continuing to develop, validate and implement its updated expected credit loss models, processes and controls related to the identified financial assets that fall within the scope of the new standard. While Management expects the adoption will not materially impact the Company’s financial position or results of operations, it currently anticipates that the standard will have the most impact to its commercial and agricultural mortgage loan portfolios. However, the extent of the impact will depend on various factors including the economic environment, structure and size of the Company’s loan portfolio and other assets impacted by the standard.

Accounting and Consolidation of Variable Interest Entities (“VIEs”)
At September 30, 2019, the Company held $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are $169.6 billion at September 30, 2019. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.1 billion and $865 million of unfunded commitments at September 30, 2019. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
At September 30, 2019, the Company consolidated one real estate joint venture for which it was identified as primary beneficiary under the VIE model. The consolidated entity is jointly owned by AXA Equitable Life Insurance Company (“AXA Equitable Life”) and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheet at September 30, 2019 related to this VIE is $33 million of Real estate held for production of income. In addition, one non-consolidated real estate joint venture totaling $19 million at September 30, 2019 has been deemed to be “held for sale” and is reported in Other invested assets.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for the Company’s insurance business, liabilities for future policyholder benefits, deferred policy acquisition cost (“DAC”) and deferred sales inducement (“DSI”) assets. There was no material impact from model changes during the third quarter of 2019 and 2018 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
The net impact of assumption changes in the third quarter of 2019 decreased Policy charges and fee income by $11 million, increased Policyholders’ benefits by $886 million, increased Net derivative losses by $548 million, decreased Interest credited to policyholders’ account balances by $14 million and decreased Amortization of DAC by $77

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion.
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $12 million, decreased Policyholders’ benefits by $684 million, increased Net derivative losses by $1.1 billion and decreased the Amortization of DAC by $165 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $228 million and decreased Net income (loss) by $187 million.
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
The reclassification adjustments for the three and nine months ended September 30, 2018 are presented in the table below. Capitalization of DAC reclassified to Compensation and benefits, Commissions and Other operating costs and expenses reduced the amounts previously reported in those expense line items, while the capitalization of DAC reclassified from the Amortization of deferred policy acquisition costs line item increases that expense line item.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Reductions to expense line items:
Compensation and benefits	$33	$98
Commissions	118	331
Other operating costs and expenses	—	3
Total reductions	$151	$432

Increase to expense line item:
Amortization of deferred policy acquisition costs	$151	$432

Revision of Prior Period Financial Statements
During the fourth quarter of 2018, the Company identified certain cash flows that were incorrectly classified in the Company’s consolidated statements of cash flows. The Company has determined that these misclassifications were not material to its financial statements of any period.
The impact of items included in the revision tables within Note 15 on the consolidated statement of cash flows for the nine months ended September 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein. See Note 15 for further information.
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Available-for-Sale Fixed Maturities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
September 30, 2019:
Fixed Maturities:
Corporate (1)	$41,221	$2,189	$49	$43,361	$—
U.S. Treasury, government and agency	14,036	1,743	55	15,724	—
States and political subdivisions	567	79	1	645	—
Foreign governments	481	42	6	517	—
Residential mortgage-backed (2)	170	12	—	182	—
Asset-backed (3)	600	4	2	602	—
Redeemable preferred stock	400	17	3	414	—
Total at September 30, 2019	$57,475	$4,086	$116	$61,445	$—

December 31, 2018:
Fixed Maturities:
Corporate (1)	$26,690	$385	$699	$26,376	$—
U.S. Treasury, government and agency	13,646	143	454	13,335	—
States and political subdivisions	408	47	1	454	—
Foreign governments	515	17	13	519	—
Residential mortgage-backed (2)	193	9	—	202	—
Asset-backed (3)	600	1	11	590	2
Redeemable preferred stock	440	16	17	439	—
Total at December 31, 2018	$42,492	$618	$1,195	$41,915	$2
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at September 30, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
September 30, 2019:
Due in one year or less	$3,099	$3,118
Due in years two through five	13,296	13,691
Due in years six through ten	15,689	16,769
Due after ten years	24,221	26,669
Subtotal	56,305	60,247
Residential mortgage-backed	170	182
Asset-backed	600	602
Redeemable preferred stock	400	414
Total at September 30, 2019	$57,475	$61,445

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows proceeds from sales, gross gains (losses) from sales for AFS fixed maturities during the three and nine months ended September 30, 2019 and 2018:
Proceeds and Gains (Losses) on Sales for Available-for-Sale Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Proceeds from sales	$3,839	$973	$6,756	$4,774
Gross gains on sales	$207	$6	$224	$140
Gross losses on sales	$(4)	$(4)	$(25)	$(59)

Total OTTI	$—	$(4)	$—	$(4)
Non-credit losses recognized in OCI	—	—	—	—
Credit losses recognized in Net income (loss)	$—	$(4)	$—	$(4)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
Available-for-Sale Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Balances, beginning of period	$(18)	$(9)	$(46)	$(10)
Previously recognized impairments on securities that matured, paid, prepaid or sold	3	—	31	1
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(4)	—	(4)
Additional impairments this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—
Balances at September 30,	$(15)	$(13)	$(15)	$(13)
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at July 1, 2019	$2,622	$(534)	$(86)	$(420)	$1,582
Net investment gains (losses) arising during the period	1,548	—	—	—	1,548
Reclassification adjustment:					—
Included in Net income (loss)	(201)	—	—	—	(201)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(291)	—	—	(291)
Deferred income taxes	—	—	—	(156)	(156)
Policyholders’ liabilities	—	—	(315)	—	(315)
Net unrealized investment gains (losses) excluding OTTI losses	3,969	(825)	(401)	(576)	2,167
Net unrealized investment gains (losses) with OTTI losses	1	(1)	—	—	—
Balances at September 30, 2019	$3,970	$(826)	$(401)	$(576)	$2,167

Balances at July 1, 2018	$(245)	$11	$(110)	$(27)	$(371)
Net investment gains (losses) arising during the period	(554)	—	—	—	(554)
Reclassification adjustment:
Included in Net income (loss)	10	—	—	—	10
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	72	—	—	72
Deferred income taxes	—	—	—	112	112
Policyholders’ liabilities	—	—	(62)	—	(62)
Net unrealized investment gains (losses) excluding OTTI losses	(789)	83	(172)	85	(793)
Net unrealized investment gains (losses) with OTTI losses	1	—	—	—	1
Balances at September 30, 2018	$(788)	$83	$(172)	$85	$(792)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balances at January 1, 2019	$(577)	$39	$(55)	$125	$(468)
Net investment gains (losses) arising during the period	4,754	—	—	—	4,754
Reclassification adjustment:					—
Included in Net income (loss)	(208)	—	—	—	(208)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(864)	—	—	(864)
Deferred income taxes	—	—	—	(701)	(701)
Policyholders’ liabilities	—	—	(346)	—	(346)
Net unrealized investment gains (losses) excluding OTTI losses	3,969	(825)	(401)	(576)	2,167
Net unrealized investment gains (losses) with OTTI losses	1	(1)	—	—	—
Balances at September 30, 2019	$3,970	$(826)	$(401)	$(576)	$2,167

Balances at January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(2,240)	—	—	—	(2,240)
Reclassification adjustment:
Included in Net income (loss)	(75)	—	—	—	(75)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	398	—	—	398
Deferred income taxes	—	—	—	385	385
Policyholders’ liabilities	—	—	60	—	60
Net unrealized investment gains (losses) excluding OTTI losses	(789)	83	(172)	85	(793)
Net unrealized investment gains (losses) with OTTI losses	1	—	—	—	1
Balances at September 30, 2018	$(788)	$83	$(172)	$85	$(792)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 339 securities at September 30, 2019 and the 1,471 securities at December 31, 2018 that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Continuous Gross Unrealized Losses for Available-for-Sale Fixed Maturities

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2019:
Fixed Maturities:
Corporate	$2,489	$24	$526	$25	$3,015	$49
U.S. Treasury, government and agency	1,568	55	—	—	1,568	55
States and political subdivisions	33	1	—	—	33	1
Foreign governments	—	—	47	6	47	6
Asset-backed	251	1	143	1	394	2
Redeemable preferred stock	—	—	50	3	50	3
Total at September 30, 2019	$4,341	$81	$766	$35	$5,107	$116

December 31, 2018:
Fixed Maturities:
Corporate	$8,369	$306	$6,161	$393	$14,530	$699
U.S. Treasury, government and agency	2,636	68	3,154	386	5,790	454
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	13	—	13	—
Asset-backed	558	11	6	—	564	11
Redeemable preferred stock	160	12	31	5	191	17
Total at December 31, 2018	$11,832	$400	$9,460	$795	$21,292	$1,195
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at September 30, 2019 and December 31, 2018 were $278 million and $210 million, respectively, representing 2.1% and 1.7% of the consolidated equity of the Company
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2019 and December 31, 2018, respectively, approximately $1.4 billion and $1.2 billion, or 2.4% and 2.9%, of the $57.5 billion and $42.5 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had unrealized losses of $21 million and $30 million at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, respectively, the $35 million and $795 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either September 30, 2019 or 2018. At September 30, 2019 and December 31, 2018, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
At September 30, 2019 and December 31, 2018, the fair value of the Company’s trading account securities was $8.4 billion and $15.2 billion, respectively. At September 30, 2019 and December 31, 2018, trading account securities

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included the General Account’s investment in Separate Accounts which had carrying values of $54 million and $48 million, respectively.
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the three and nine months ended September 30, 2019 and 2018:
Net Investment Income (Loss) from Trading Account Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$7	$(36)	$431	$(231)
Net investment gains (losses) recognized on securities sold during the period	13	(19)	(10)	(17)
Net investment gains (losses) on trading securities arising during the period	20	(55)	421	(248)
Interest and dividend income from trading securities	59	89	220	228
Net investment income (loss) from trading securities	$79	$34	$641	$(20)
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At September 30, 2019 and December 31, 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $– and $19 million, respectively.
Allowances for credit losses for commercial mortgage loans were $– and $7 million for the nine months ended September 30, 2019 and 2018, respectively. There were no allowances for credit losses for agricultural mortgage loans for the nine months ended September 30, 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at September 30, 2019 and December 31, 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
September 30, 2019:
Commercial Mortgage Loans:
0% - 50%	$794	$39	$215	$24	$—	$—	$1,072
50% - 70%	4,296	1,041	1,255	769	208	—	7,569
70% - 90%	158	110	70	98	142	—	578
90% plus	—	—	46	—	—	—	46
Total Commercial Mortgage Loans	$5,248	$1,190	$1,586	$891	$350	$—	$9,265

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Debt Service Coverage Ratio (1)						Total Mortgage Loans
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x
	(in millions)
Agricultural Mortgage Loans:
0% - 50%	$291	$108	$257	$568	$327	$45	$1,596
50% - 70%	106	81	240	403	263	32	1,125
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$397	$189	$497	$990	$590	$77	$2,740

Total Mortgage Loans:
0% - 50%	$1,085	$147	$472	$592	$327	$45	$2,668
50% - 70%	4,402	1,122	1,495	1,172	471	32	8,694
70% - 90%	158	110	70	117	142	—	597
90% plus	—	—	46	—	—	—	46
Total Mortgage Loans	$5,645	$1,379	$2,083	$1,881	$940	$77	$12,005

December 31, 2018:
Commercial Mortgage Loans:
0% - 50%	$780	$21	$247	$24	$—	$—	$1,072
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,948	$677	$1,510	$746	$249	$—	$9,130

Agricultural Mortgage Loans:
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695

Total Mortgage Loans:
0% - 50%	$1,062	$168	$514	$567	$321	$51	$2,683
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,342	$870	$2,023	$1,687	$821	$82	$11,825
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the most recent fair value estimate of the property. The fair value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2019 and December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
				(in millions)
September 30, 2019:
Commercial	$—	$—	$—	$—	$9,265	$9,265	$—
Agricultural	25	5	75	105	2,635	2,740	75
Total Mortgage Loans	$25	$5	$75	$105	$11,900	$12,005	$75

December 31, 2018:
Commercial	$—	$—	$27	$27	$9,103	$9,130	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,730	$11,825	$40
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company has in place an economic hedge program using interest rate swaps and treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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
Derivatives Used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDSs”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
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
In June 2019, the Company terminated a program to mitigate its duration gap using total return swaps for which the reference U.S. Treasury securities are sold to the swap counterparty under arrangements economically similar to repurchase agreements. The Company terminated $3.9 billion, in notional, of total return swaps reported in other invested assets in the Company’s balance sheet. The terminated total return swaps had a gain of $121 million.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	At September 30, 2019			Gains (Losses) Reported in Net Income (Loss) Nine Months Ended September 30, 2019
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$6,686	$—	$—	$(967)
Swaps	9,561	81	56	(1,263)
Options	49,081	3,946	1,513	1,241
Interest rate contracts:
Swaps	25,781	1,196	382	2,844
Futures	15,934	—	—	183
Swaptions	3,201	196	—	146
Credit contracts:
Credit default swaps	1,232	19	—	13
Other freestanding contracts:
Foreign currency contracts	1,114	5	5	(13)
Margin	—	—	—	—
Collateral	—	—	3,472	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	2,853	—	882
GMxB derivative features liability (3)	—	—	9,363	(3,643)
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,178	(1,498)
Total	$112,590	$8,296	$16,969	$(2,075)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	At December 31, 2018			Gains (Losses) Reported in Net Income (Loss) Nine Months Ended September 30, 2018
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$10,411	$—	$—	$(489)
Swaps	7,697	140	168	(482)
Options	21,698	2,119	1,163	674
Interest rate contracts:
Swaps	27,003	632	194	(1,012)
Futures	11,448	—	—	52
Credit contracts:
Credit default swaps	1,282	17	—	4
Other freestanding contracts:
Foreign currency contracts	2,097	27	14	59
Margin	—	7	5	—
Collateral	—	3	1,564	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,991	—	(1,488)
GMxB derivative features liability (3)	—	—	5,431	394
SCS, SIO, MSO and IUL indexed features (4)	—	—	687	(814)
Total	$81,636	$4,936	$9,226	$(3,102)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at September 30, 2019 are exchange-traded and net settled daily in cash. At September 30, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000, and Emerging Market indices, having initial margin requirements of $253 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $44 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200, and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $26 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At September 30, 2019 and December 31, 2018, respectively, the Company held $3.5 billion and $1.6 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reported in Other invested assets. The Company posted collateral of $– and $3 million at September 30, 2019 and December 31, 2018, respectively, in the normal operation of its collateral arrangements.
Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At September 30, 2019 and December 31, 2018, the balance outstanding under securities repurchase transactions was $– and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset and liability management purposes, see Note 13.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets:
Total derivatives	$5,445	$5,404	$41
Other financial instruments	1,712	—	1,712
Other invested assets	$7,157	$5,404	$1,753

Liabilities:
Total derivatives	$5,429	$5,404	$25
Other financial liabilities	1,343	—	1,343
Other liabilities	$6,772	$5,404	$1,368

The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2019.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At September 30, 2019

	Net Amount of Derivative Contracts	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amount
	(in millions)
Assets:
Total derivatives	$3,488	$10	$3,437	$41
Other financial instruments	1,712	—	—	1,712
Other invested assets	$5,200	$10	$3,437	$1,753

Liabilities:
Total derivatives	$25	$—	$—	$25
Other financial liabilities	1,343	—	—	1,343
Other liabilities	$1,368	$—	$—	$1,368

The Company had no securities sold under agreements to repurchase at September 30, 2019.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s offsetting financial assets and liabilities and derivative instruments at December 31, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets
	(in millions)
Assets:
Total derivatives	$2,946	$2,912	$34
Other financial instruments	1,520	—	1,520
Other invested assets	$4,466	$2,912	$1,554
Securities purchased under agreement to resell	$—	$—	$—

Liabilities:
Total derivatives	$3,109	$2,912	$197
Other financial liabilities	1,263	—	1,263
Other liabilities	$4,372	$2,912	$1,460
Securities sold under agreement to repurchase (1)	$571	$—	$571
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase.
The following table presents information about the Company’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2018.
Collateral Amounts Not Offset in the Consolidated Balance Sheets
At December 31, 2018

	Net Amount of Derivative Contracts	Collateral (Received)/Held
		Financial Instruments	Cash (3)	Net Amount
	(in millions)
Assets:
Total derivatives	$1,397	$—	$(1,363)	$34
Other financial instruments	1,520	—	—	1,520
Other invested assets	$2,917	$—	$(1,363)	$1,554
Securities purchased under agreement to resell	$—	$—	$—	$—

Liabilities:
Total derivatives	$197	$—	$—	$197
Other financial liabilities	1,263	—	—	1,263
Other liabilities	$1,460	$—	$—	$1,460
Securities sold under agreement to repurchase (1) (2) (3)	$571	$(588)	$—	$(17)
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase.

(2)	U.S. Treasury and agency securities are in Fixed maturities available-for-sale on the consolidated balance sheets.

(3)	Cash is included in Cash and cash equivalents on consolidated balance sheets.
The following table presents information about repurchase agreements accounted for as secured borrowings in the consolidated balance sheets at December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Repurchase Agreement Accounted for as Secured Borrowings
At December 31, 2018

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30–90 days	Greater Than 90 days	Total
	(in millions)
Securities sold under agreement to repurchase (1):
U.S. Treasury and agency securities	$—	$571	$—	$—	$571
Total	$—	$571	$—	$—	$571
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.
5)    CLOSED BLOCK
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,558	$6,709
Policyholder dividend obligation	5	—
Other liabilities	61	47
Total Closed Block liabilities	6,624	6,756

Assets Designated to the Closed Block:
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,648 and $3,680)	3,869	3,672
Mortgage loans on real estate, net of valuation allowance of $0 and $0	1,800	1,824
Policy loans	716	736
Cash and other invested assets	10	76
Other assets	167	179
Total assets designated to the Closed Block	6,562	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	62	269
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders' dividend obligation $5 and $0	219	8
Maximum future earnings to be recognized from Closed Block assets and liabilities	$281	$277

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s Closed Block revenues and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Premiums and other income	$42	$44	$136	$144
Net investment income (loss)	69	72	208	218
Investment gains (losses), net	—	—	(1)	1
Total revenues	111	116	343	363

Benefits and Other Deductions:
Policyholders’ benefits and dividends	108	123	343	372
Other operating costs and expenses	—	1	1	3
Total benefits and other deductions	108	124	344	375
Net income (loss) before income taxes	3	(8)	(1)	(12)
Income tax (expense) benefit	—	2	(2)	2
Net income (loss)	$3	$(6)	$(3)	$(10)
6)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in Liability for Variable Annuity Contracts with GMDB Features and No NLG Feature
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning balance	$4,710	$(100)	$4,124	$(97)
Paid guarantee benefits	(102)	2	(91)	3
Other changes in reserve	159	(3)	485	(9)
Ending balance	$4,767	$(101)	$4,518	$(103)

	Nine Months Ended September 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning balance	$4,654	$(107)	$4,054	$(2,030)
Paid guarantee benefits	(328)	11	(291)	67
Other changes in reserve	441	(5)	755	1,860
Ending balance	$4,767	$(101)	$4,518	$(103)
Change in Liability for Variable Annuity Contracts with GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning balance	$3,759	$(2,196)	$4,701	$(1,825)
Paid guarantee benefits	(70)	20	(43)	1
Other changes in reserve	992	(677)	(1,053)	253
Ending balance	$4,681	$(2,853)	$3,605	$(1,571)

	Nine Months Ended September 30,
	2019		2018
	Direct	Ceded	Direct	Ceded
	(in millions)
Beginning balance	$3,741	$(1,991)	$4,754	$(10,488)
Paid guarantee benefits	(182)	55	(108)	49
Other changes in reserve	1,122	(917)	(1,041)	8,868
Ending balance	$4,681	$(2,853)	$3,605	$(1,571)

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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in-force with GMDB and GMIB features as of September 30, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:
Direct Variable Annuity Contracts with GMDB and GMIB Features at September 30, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,483	$94	$58	$181	$14,816
Separate Accounts	46,286	8,937	3,071	32,067	90,361
Total Account Values	$60,769	$9,031	$3,129	$32,248	$105,177

Net amount at risk, gross	$123	$80	$1,980	$18,846	$21,029
Net amount at risk, net of amounts reinsured	$123	$76	$1,388	$18,846	$20,433

Average attained age of policyholders (in years)	51.2	67.4	74.1	69.2	55.1
Percentage of policyholders over age 70	10.5%	44.9%	67.5%	49.9%	19.3%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$20	$233	$253
Separate Accounts	—	—	22,484	34,718	57,202
Total Account Values	$—	$—	$22,504	$34,951	$57,455

Net amount at risk, gross	$—	$—	$981	$10,696	$11,677
Net amount at risk, net of amounts reinsured	$—	$—	$309	$9,678	$9,987

Average attained age of policyholders (in years)	N/A	N/A	68.7	69.3	69.2
Weighted-average number of years remaining until annuitization	N/A	N/A	1.7	0.4	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
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
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2019		December 31, 2018
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,866	$17,056	$35,541	$15,759
Fixed income	5,277	2,748	5,173	2,812
Balanced	44,347	37,132	41,588	33,974
Other	871	266	852	290
Total	$90,361	$57,202	$83,154	$52,835
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2019			2018
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Beginning balance	$819	$(755)	$64	$716	$(689)	$27
Paid guaranteed benefits	(6)	—	(6)	(4)	—	(4)
Other changes in reserves	52	(37)	15	43	(28)	15
Ending balance	$865	$(792)	$73	$755	$(717)	$38

	Nine Months Ended September 30,
	2019			2018
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Beginning balance	$787	$(733)	$54	$692	$(664)	$28
Paid guaranteed benefits	(16)	—	(16)	(13)	—	(13)
Other changes in reserves	94	(59)	35	76	(53)	23
Ending balance	$865	$(792)	$73	$755	$(717)	$38
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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At September 30, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.
Fair Value Measurements at September 30, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$42,153	$1,208	$43,361
U.S. Treasury, government and agency	—	15,724	—	15,724
States and political subdivisions	—	606	39	645
Foreign governments	—	517	—	517
Residential mortgage-backed (2)	—	182	—	182
Asset-backed (3)	—	70	532	602
Redeemable preferred stock	141	273	—	414
Total fixed maturities, available-for-sale	141	59,525	1,779	61,445
Other equity investments	13	—	—	13
Trading securities	314	8,130	—	8,444
Other invested assets:
Short-term investments	—	437	—	437
Assets of consolidated VIEs/VOEs	—	—	16	16
Swaps	—	839	—	839
Credit default swaps	—	19	—	19
Options	—	2,433	—	2,433
Swaptions	—	196	—	196
Total other invested assets	—	3,924	16	3,940
Cash equivalents	1,379	—	—	1,379
GMIB reinsurance contract asset	—	—	2,853	2,853
Separate Accounts assets	115,405	2,927	358	118,690
Total Assets	$117,252	$74,506	$5,006	$196,764

Liabilities:
GMxB derivative features’ liability	$—	$—	$9,363	$9,363
SCS, SIO, MSO and IUL indexed features’ liability	—	2,178	—	2,178
Total Liabilities	$—	$2,178	$9,363	$11,541
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Certain Company products, such as the SCS and EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts, offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
The Company’s investments classified as Level 3 primarily include corporate debt securities, such as private fixed maturities and asset-backed securities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $237 million and $184 million at September 30, 2019 and December 31, 2018, respectively, to recognize incremental counterparty non-performance risk.
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
During the nine months ended September 30, 2019, AFS fixed maturities with fair values of $104 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.9% of total equity at September 30, 2019.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and nine months ended September 30, 2019 and 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, July 1, 2019	$1,290	$39	$534
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—
Investment gains (losses), net	—	—	—
Subtotal	—	—	—
Other comprehensive income (loss)	(7)	1	—
Purchases	(2)	—	71
Sales	(42)	(1)	(73)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(31)	—	—
Balance, September 30, 2019	$1,208	$39	$532

Balance, July 1, 2018	$1,152	$38	$538
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	(1)
Investment gains (losses), net	(4)	—	—
Subtotal	(1)	—	(1)
Other comprehensive income (loss)	(1)	—	1
Purchases	36	—	—
Sales	(52)	—	(1)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance, September 30, 2018	$1,134	$38	$537
______________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)
Balance, January 1, 2019	$1,174	$38	$519
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	—	—
Subtotal	3	—	—
Other comprehensive income (loss)	3	3	5
Purchases	219	—	81
Sales	(101)	(2)	(73)
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(104)	—	—
Balance, September 30, 2019	$1,208	$39	$532

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Corporate	State and Political Subdivisions	Asset- backed
	(in millions)

Balance, January 1, 2018	$1,139	$40	$8
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	8	—	(1)
Investment gains (losses), net	(4)	—	—
Subtotal	4	—	(1)
Other comprehensive income (loss)	(15)	(1)	—
Purchases	236	—	533
Sales	(267)	(1)	(3)
Transfers into Level 3 (1)	65	—	—
Transfers out of Level 3 (1)	(28)	—	—
Balance, September 30, 2018	$1,134	$38	$537
______________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, July 1, 2019	$16	$2,196	$389	$(6,749)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	(14)	—
Net derivative gains (losses), excluding non-performance risk	—	694	—	(2,682)
Non-performance risk (1)	—	(29)	—	154
Subtotal	—	665	(14)	(2,528)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	12	(4)	(99)
Sales (3)	—	(20)	(1)	13
Settlements	—	—	(1)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	—	—	(11)	—
Balance, September 30, 2019	$16	$2,853	$358	$(9,363)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, July 1, 2018	$23	$1,825	$361	$(3,534)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—
Investment gains (losses), net	—	—	6	—
Net derivative gains (losses), excluding non-performance risk	—	(311)	—	(485)
Non-performance risk (1)	—	56	—	(49)
Subtotal	—	(255)	6	(534)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	12	1	(96)
Sales (3)	—	(11)	—	7
Settlements	—	—	(1)	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—
Balance, September 30, 2018	$22	$1,571	$367	$(4,157)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability represents benefits paid.

(4)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2019	$48	$1,991	$374	$(5,431)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Investment gains (losses), net	—	—	(2)	—
Net derivative gains (losses), excluding non-performance risk	—	859	—	(3,338)
Non-performance risk (1)	—	23	—	(306)
Subtotal	—	882	(2)	(3,643)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	35	3	(309)
Sales (3)	—	(55)	(1)	20
Settlements	—	—	(4)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	(29)	—	(12)	—
Balance, September 30, 2019	$16	$2,853	$358	$(9,363)

Balance, January 1, 2018	$25	$10,488	$349	$(4,256)
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—
Investment gains (losses), net	—	—	19	—
Net derivative gains (losses), excluding non-performance risk	—	(1,487)	—	322
Non-performance risk (1)	—	(1)	—	72
Subtotal	—	(1,488)	19	394
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	83	4	(305)
Sales (3)	—	(49)	(1)	10
Settlements	—	(7,463)	(4)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (4)	5	—	—	—
Transfers out of Level 3 (4)	(5)	—	—	—
Balance, September 30, 2018	$22	$1,571	$367	$(4,157)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for the GMxB derivative features liability represents benefits paid.

(4)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the nine months ended September 30, 2019 and 2018 by category for Level 3 assets and liabilities still held at September 30, 2019 and 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at September 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$3
State and political subdivisions	—	—	3
Asset-backed	—	—	4
Subtotal	—	—	10
GMIB reinsurance contracts	—	882	—
Separate Accounts assets (1)	(14)	—	—
GMxB derivative features liability	—	(3,643)	—
Total	$(14)	$(2,761)	$10

Held at September 30, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(13)
State and political subdivisions	—	—	(1)
Asset-backed	—	—	—
Subtotal	—	—	(14)
GMIB reinsurance contracts	—	(1,488)	—
Separate Accounts assets (1)	19	—	—
GMxB derivative features liability	—	394	—
Total	$19	$(1,094)	$(14)
______________

(1)	There is an investment expense that offsets this investment gain (loss).
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at September 30, 2019 and December 31, 2018.
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$60	Matrix pricing model	Spread over benchmark	15 - 580 bps	181 bps
	996	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.9x - 63.3x 6.5% - 16.5% 4.5x - 54.6x	14.9x 10.1% 11.0x
Separate Accounts assets	350	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.5% 6.4%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	253 bps 4.3%

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
GMIB reinsurance contract asset	2,853	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 56 - 138 bps 10.0% - 31.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	9,206	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	159 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	125	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.8% - 10.0% 0.0% - 7.0% 100% after starting 10.0% - 31.0%
GIB	25	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 10.0% - 31.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 10.0% - 31.0%
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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$93	Matrix pricing model	Spread over benchmark	15 - 580 bps	104 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
Separate Accounts assets	352	Third party appraisal	Capitalization rate Exit capitalization rate Discount rate	4.4% 5.6% 6.5%
	1	Discounted cash flow	Spread over U.S. Treasury curve Discount factor	248 bps 5.1%
GMIB reinsurance contract asset	1,991	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Non-performance risk Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 74 - 159 bps 10.0% - 34.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 7.0% 100% after starting 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 5.7% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at September 30, 2019 and December 31, 2018, respectively, are approximately $746 million and $826 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2019 and December 31, 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2019 and December 31, 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Separate Accounts assets classified as Level 3 in the table at September 30, 2019 and December 31, 2018, primarily consist of a private real estate fund and mortgage loans. A third-party appraisal valuation technique is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to the appraisal value would have resulted in a higher (lower) measure of fair value. With respect to the fair value measurement of mortgage loans a discounted cash flow approach is applied, a significant increase (decrease) in the assumed spread over U.S. Treasury securities would have produced a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would have resulted in significantly lower (higher) fair value measurements. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The carrying values and fair values at September 30, 2019 and December 31, 2018 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2019:
Mortgage loans on real estate	$12,005	$—	$—	$12,274	$12,274
FHLBNY Funding Agreements	$6,510	$—	$6,562	$—	$6,562
Policy loans	$3,272	$—	$—	$4,246	$4,246
Loans to affiliates	$600	$—	$613	$—	$613
Policyholders’ liabilities: Investment contracts	$1,931	$—	$—	$2,127	$2,127
Separate Accounts liabilities	$8,424	$—	$—	$8,424	$8,424

December 31, 2018:
Mortgage loans on real estate	$11,818	$—	$—	$11,478	$11,478
FHLBNY Funding Agreements	$4,002	$—	$3,956	$—	$3,956
Policy loans	$3,267	$—	$—	$3,944	$3,944
Loans to affiliates	$600	$—	$603	$—	$603
Policyholders’ liabilities: Investment contracts	$1,974	$—	$—	$2,015	$2,015
Loans from affiliates	$572	$—	$572	$—	$572
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406
As the Company’s COLI policies are recorded at their cash surrender value, they are not required to be included in the table above.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8)    LEASES
The Company does not record leases with an initial term of 12 months or less in its consolidated balance sheets, but instead recognizes lease expense for these leases on a straight-line basis over the lease term. For leases with a term greater than one year, the Company records in its consolidated balance sheets at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the consolidated statements of income over the lease term on a straight-line basis. RoU operating lease assets represent the Company’s right to use an underlying asset for the lease term and RoU operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
The Company's operating leases primarily consist of real estate leases for office space. The Company also has operating leases for various types of office furniture and equipment. For certain equipment leases, the Company applies a portfolio approach to effectively account for the RoU operating lease assets and liabilities. For certain lease agreements entered into after the adoption of ASC 842 or for lease agreements for which the lease term or classification was reassessed after the occurrence of a change in the lease terms or a modification of the lease that did not result in a separate contract, the Company elected to combine the lease and related non-lease components for its operating leases; however, the non-lease components associated with the Company’s operating leases are primarily variable in nature and as such are not included in the determination of the RoU operating lease asset and lease liability, but are recognized in the period in which the obligation for those payments is incurred.
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As the Company's operating leases do not provide an implicit rate, the Company’s incremental borrowing rate, based on the information available at the lease commencement date, is used in determining the present value of lease payments.
The Company primarily subleases floor space within its New Jersey and New York lease properties to various third parties. The lease term for these subleases typically corresponds to the original lease term.
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	September 30, 2019
	(in millions)
Assets
Operating lease assets	Other Assets	$333
Liabilities
Operating lease liabilities	Other Liabilities	$426

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes the components of lease costs for the three and nine months ended September 30, 2019.
Lease Costs

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Operating lease cost (1)	$20	$57
Variable operating lease cost	3	8
Sublease income	(5)	(13)
Short-term lease expense	—	2
Net lease cost	$18	$54
_____________

(1)
Operating lease cost for the three months ended March 31, 2019 previously reported as $53 million, has been revised to $20 million to properly exclude impairments recognized prior to the adoption of ASC 842.

Maturities of lease liabilities as of September 30, 2019 are as follows:
Maturities of Lease Liabilities

September 30, 2019
(in millions)
Operating Leases (1):
2019	$24
2020	95
2021	91
2022	87
2023	79
Thereafter	90
Total lease payments	466
Less: Interest	(40)
Present value of lease liabilities	$426

During 2018, AXA Equitable Life entered into one additional operating real estate lease with an estimated total base rent of $11 million. This operating lease commenced in August 2019 with a lease term of 10 years.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

September 30, 2019
Weighted-average remaining operating lease term	6 years
Weighted-average discount rate for operating leases	3.10%
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Nine Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$42

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
Calendar Year	(in millions)
2019	$81
2020	$74
2021	$69
2022	$67
2023	$63
Thereafter	$66
9)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2019 and 2018 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods. The tax benefit recognized year-to-date 2019 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year.
10)    RELATED PARTY TRANSACTIONS
The Company’s significant transactions during the nine months ended September 30, 2019 with related parties are summarized below.
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
Investment management fees
The Company recorded investment management fee expense from AllianceBernstein of $25 million and $23 million for the three months ended September 30, 2019 and 2018, respectively, and $76 million and $65 million, for the nine months ended September 30, 2019 and 2018, respectively.
Commitment to Invest in Fund Sponsored by AXA Real Estate Investment Managers US LLC (“AXA REIM”)
AXA Equitable has an outstanding commitment as of September 30, 2019 to invest $15 million in a real estate private equity fund sponsored by AXA REIM.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11)     EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of September 30, 2019 and 2018 follow:

	September 30,
	2019	2018
	(in millions)
Unrealized gains (losses) on investments	$2,145	$(845)
Defined benefit pension plans	(7)	(4)
Total accumulated other comprehensive income (loss) from continuing operations	2,138	(849)
Less: Accumulated other comprehensive income (loss) attributable to discontinued operations, net of noncontrolling interest	—	18
Accumulated other comprehensive income (loss) attributable to AXA Equitable	$2,138	$(867)
The components of OCI, net of taxes for the three and nine months ended September 30, 2019 and 2018 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,224	$(438)	$3,750	$(1,770)
(Gains) losses reclassified to Net income (loss) during the period (1)	(159)	8	(157)	(59)
Net unrealized gains (losses) on investments	1,065	(430)	3,593	(1,829)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(491)	27	(964)	371
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $152, $(107), $693 and $(387))	574	(403)	2,629	(1,458)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	—	(3)	—	(8)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $(1), $0 and $(2))	—	(3)	—	(8)
Total other comprehensive income (loss), net of income taxes from continuing operations	574	(406)	2,629	(1,466)
Other comprehensive income (loss) from discontinued operations, net of income taxes	—	3	—	1
Other comprehensive income (loss) attributable to AXA Equitable	$574	$(403)	$2,629	$(1,465)
______________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts are presented net of income tax expense (benefit) of $(43) million, $2 million, $(42) million and $(16) million for the three and nine months ended September 30, 2019 and 2018, respectively.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were:

	Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$42	$37	$39	$25
Net earnings (loss) attributable to redeemable noncontrolling interests	—	2	3	—
Purchase/change of redeemable noncontrolling interests	3	(1)	4	13
Balance, end of period	$46	$38	$46	$38
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
For some matters where a loss is reasonably possible, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to AXA Equitable’s COI rate increase. In early 2016, AXA Equitable raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by AXA Equitable in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against AXA Equitable and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against AXA Equitable in New York state court. AXA Equitable is vigorously defending each of these matters.
Obligation under Funding Agreements
As a member of the FHLBNY, AXA Equitable has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require AXA Equitable to pledge qualified mortgage-backed assets and/or government securities as collateral. AXA Equitable issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability and cash management purposes. AXA Equitable issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes. For other instruments used for asset liability management purposes see Note 4. Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Change in FHLBNY Funding Agreements during the Nine Months Ended September 30, 2019

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at September 30, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$17,080	$14,570	$58	$4,208
Long-term funding agreements:
Due in years two through five	1,569	—	—	(58)	1,511
Due in more than five years	781	—	—	—	781
Total long-term funding agreements	2,350	—	—	(58)	2,292
Total funding agreements (1)	$3,990	$17,080	$14,570	$—	$6,500
______________

(1)
The $10 million and $12 million difference between the funding agreements carrying values shown in Note 7 in the Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed table at September 30, 2019 and December 31, 2018, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

Guarantees and Other Commitments
At September 30, 2019, the Company had $876 million of commitments under equity financing arrangements to certain limited partnerships, including $246 million of commitments to funds managed by affiliates. In addition, at September 30, 2019, the Company had $179 million of commitments under equity financing arrangements to existing mortgage loan agreements.
The Company had $17 million of undrawn letters of credit related to reinsurance at September 30, 2019.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents AB’s revenues recognized in three and nine months ended September 30, 2018, disaggregated by category:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Investment management and service fees:
Base fees	$571	$1,700
Performance-based fees	41	83
Research services	103	324
Distribution services	104	318
Shareholder services	19	58
Other	5	16
Total investment management and service fees	$843	$2,499
The following table presents the amounts related to the Net income of AB that has been reflected in Discontinued Operations:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
REVENUES
Net derivative gains (losses)	$(6)	$(4)
Net investment income (loss)	10	55
Investment management and service fees	826	2,446
Other income	3	6
Total revenues	833	2,503

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	357	1,061
Distribution-related payments	107	323
Interest expense	3	7
Other operating costs and expenses	187	547
Total benefits and other deductions	654	1,938
Income from discontinued operations, before income taxes	179	565
Income tax expense	(21)	(46)
Net income from discontinued operations, net of taxes	158	519
Less: Net income attributable to the noncontrolling interest	(127)	(438)
Net income from discontinued operations, net of taxes and noncontrolling interest	$31	$81
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
The impact of items included in the following revision tables on the consolidated statement of cash flows for the nine months ended September 30, 2018 were corrected in the comparative consolidated statements of cash flows included herein for the nine months ended September 30, 2019 and 2018.
Discontinued Operations
As further described in Note 14, as a result of the AB Business Transfer in the fourth quarter of 2018, AB’s operations are now reflected as discontinued operations in the Company’s consolidated financial statements. The financial information for prior periods presented in the consolidated financial statements have been adjusted to reflect AB as discontinued operations.
Revision of Consolidated Financial Statements for the Nine Months Ended September 30, 2018
The following tables present line items of the consolidated statement of cash flows for the nine months ended September 30, 2018 that have been affected by the revisions. This information has been corrected from the information previously presented in the Company’s September 30, 2018 Form 10-Q. For these items, the tables detail the amounts as previously reported and the impact upon those line items due to the reclassifications to conform to the current presentation, the adjustment for discontinued operations, revisions and the amounts as currently revised. Prior period amounts have been reclassified to conform to current period presentation, where applicable, and are summarized in the accompanying tables. Tables for the other consolidated financial statements as of or for the three and nine months ended September 30, 2018 are not presented as these revisions were already reflected in the Company’s September 30, 2018 Form 10-Q.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2018
	As Pre-viously Reported	Presentation Reclassifi-cations	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Amortization of deferred sales commission	$17	$(17)	$—	$—	$—
Amortization and depreciation	(60)	318	258	—	258
Equity (income) loss from limited partnerships	—	(83)	(83)	—	(83)
Distribution from joint ventures and limited partnerships	63	(63)	—	—	—
Cash received on the recapture of captive reinsurance	1,099	—	1,099	174	1,273
Changes in:
DAC	(129)	129	—	—	—
Capitalization of DAC	—	(432)	(432)	—	(432)
Future policy benefits	(58)	—	(58)	(541)	(599)
Reinsurance recoverable	20	—	20	86	106
Current and deferred income taxes	(264)	—	(264)	(400)	(664)
Other, net	123	146	269	179	448
Net cash provided by (used in) operating activities	$1,614	$(2)	$1,612	$(502)	$1,110
Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Trading account securities	$6,913	$—	$6,913	$77	$6,990
Real estate joint ventures	—	140	140	—	140
Short-term investments	—	1,806	1,806	—	1,806
Other	344	(140)	204	—	204
Short-term investments	—	(1,530)	(1,530)	204	(1,326)
Cash settlements related to derivative instruments	(584)	—	(584)	(492)	(1,076)
Change in short-term investments	350	(273)	77	(77)	—
Other, net	305	(1)	304	(19)	285
Net cash provided by (used in) investing activities	$(2,990)	$2	$(2,988)	$(307)	$(3,295)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,852	$—	$7,852	$(1,668)	$6,184
Withdrawals	(4,014)	—	(4,014)	760	(3,254)
Transfers (to) from Separate Accounts	(338)	—	(338)	1,717	1,379
Net cash provided by (used in) financing activities	$1,293	$—	$1,293	$809	$2,102

16)    SUBSEQUENT EVENTS
Holdings Notes
On November 4, 2019, Holdings issued $900 million of floating rate notes due November 4, 2024 to AXA Equitable (the “Notes”). The Notes will generally bear interest at a rate per annum equal to the sum of: (i) the LIBOR rate calculated for the interest period; and (ii) 1.33%.

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
Revenues
Our revenues come from three principal sources:

•	fee income derived from our products

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio.
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

•
GMIB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.
Effect of Assumption Updates on Operating Results
During the third quarter 2019, we conducted our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and embedded derivatives. Assumptions are based on a combination of company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of each financial statement. As a result of this review, some assumptions were updated, resulting in increases and decreases in the carrying values of these product liabilities and assets.
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
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during the third quarter of 2019 and 2018 to our Income (loss) from continuing operations, before income taxes and Net income (loss). There was no material impact from model changes during the third quarter of 2019 and 2018 to our Income (loss) from continuing operations, before income taxes or Net income (loss).

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Impact of assumption updates on Net income (loss):
Variable annuity product features related assumption updates	$(1,438)	$(331)
All other assumption updates	84	103
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(1,354)	(228)
Income tax (expense) benefit on assumption updates	284	41
Net income (loss) impact of assumption updates	$(1,070)	$(187)

2019 Assumption Updates
The impact of assumption updates in the third quarter of 2019 was a decrease of $1.4 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.1 billion. This includes a $1.4 billion unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to our: (i)

interest rate assumptions; and (ii) policyholder behavior, primarily lapse and withdrawal assumptions, further magnified by low interest rates.
The net impact of these assumption updates on Income (loss) from continuing operations, before income taxes of $1.4 billion consisted of a decrease in Policy charges and fee income of $11 million, an increase in Policyholders’ benefits of $886 million, an increase in Net derivative losses of $548 million, a decrease in Interest credited to policyholders’ account balances of $14 million and a decrease in Amortization of DAC of $77 million.
2018 Assumption Updates
The impact of assumption updates in the third quarter of 2018 was a decrease of $228 million to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $187 million. This includes a $331 million unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to policyholder behavior, primarily due to annuitization assumptions, partially offset by favorable updates to economic assumptions.
The assumption changes during 2018 consisted of a decrease in Policy charges and fee income of $12 million, a decrease in Policyholders’ benefits of $684 million, an increase in Net derivative losses of $1.1 billion, and a decrease in the Amortization of DAC of $165 million.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates including following the sharp decline in the second quarter of 2019, falling unemployment rates, the U.S. Federal Reserve’s potential plans to lower short-term interest rates, fluctuations in the strength of the U.S. dollar, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease.
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

For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to the Consolidated Financial Statements.
Regulatory Developments
We are regulated primarily by the New York State Department of Financial Services (“NYDFS”), with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.

•
National Association of Insurance Commissioners (“NAIC”). In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework becomes operational in January 2020, unless adopted earlier. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company intends to adopt the NAIC reserve and capital framework for the year ended December 31, 2019. However, the NYDFS recently proposed a rule for adoption that differs from the standards of the NAIC framework. The proposed rule requires reserves to be the greater of the NAIC standard or a revised version of the current NYDFS requirement for policies issued prior to January 1, 2020, and for policies issued after that date, it establishes a new standard that is more conservative than the NAIC standard. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.

•
Fiduciary Rules/“Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC is actively working on a proposal to raise the advice standard for annuity sales and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and will take effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. In July 2019, the New York State Supreme Court dismissed the plaintiff’s legal challenge, and upheld the NYDFS’s authority to extend the rule to life insurance products. A notice of appeal was filed in September 2019. We have developed our compliance framework for Regulation 187 with respect to annuity sales and are assessing the impact it may have on our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

•
In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients “Regulation Best Interest”; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules is June 30, 2020. Investment advisers to retail clients will also be required to file new Form CRS, providing disclosures about its standard of conduct and conflicts of interest, with the SEC and deliver copies of the Form to its retail clients. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. Two lawsuits, one by several states and the District of Columbia and the other by private firms, were filed in September 2019 and currently are pending, seeking to vacate Regulation Best Interest. We are monitoring these developments and evaluating the potential effect they may have on our business.

•
Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the CFTC of final margin requirements for OTC derivatives. Also, in June and September 2019, the SEC adopted a set of rules that establish capital, margin and segregation requirements for security-based swaps and set recordkeeping and reporting requirements for security-based swap dealers, major security-based swap participants and broker-dealers. The rules are part of the larger regulatory framework that the SEC is establishing over non-bank security-based swap dealers (“SBSD’s”), non-bank major security-based swap dealers (“MSBSP’s”), and certain broker-dealers that are not SBSD’s that imposes registration, disqualification, recordkeeping and reporting requirements, and cross-border regulation. The compliance date for the new rules is 18 months after the adoption by the SEC of the final rules on cross-border application of security-based swap requirements, which have been proposed and are pending. We are monitoring these developments and evaluating the potential effect these rules might have on our business.

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
Reclassification of DAC Capitalization

During the fourth quarter of 2018, we changed the presentation of the capitalization of DAC in the consolidated statements of income for all prior periods presented herein by netting the capitalized amounts within the applicable expense line items, such as Compensation and benefits, Commissions and Other operating costs and expenses. Previously, the capitalized amounts were netted within the Amortization of DAC. There was no impact on Net income (loss) or Comprehensive income (loss) from this reclassification. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further detail of the reclassification adjustments for the nine months ended September 30, 2018.
The following table summarizes our consolidated statements of income (loss) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$2,577	$2,644
Premiums	696	657
Net derivative gains (losses)	(2,075)	(3,102)
Net investment income (loss)	2,527	1,693
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(4)
Other investment gains (losses), net	181	77
Total investment gains (losses), net	181	73
Investment management and service fees	761	781
Other income	40	41
Total revenues	4,707	2,787
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,321	1,987
Interest credited to policyholders’ account balances	837	754
Compensation and benefits	237	300
Commissions	462	465
Interest expense	4	27
Amortization of deferred policy acquisition costs	341	303
Other operating costs and expenses	614	2,717
Total benefits and other deductions	5,816	6,553
Income (loss) from continuing operations, before income taxes	(1,109)	(3,766)
Income tax (expense) benefit from continuing operations	284	828
Net income (loss) from continuing operations	(825)	(2,938)
Less: Net (income) loss from discontinued operations, net of taxes and noncontrolling interest	—	(81)
Net income (loss)	(825)	(2,857)
Less: Net income (loss) attributable to the noncontrolling interest	3	1
Net income (loss) attributable to AXA Equitable	$(828)	$(2,858)
The following discussion compares the results for the nine months ended September 30, 2019 to the results for the nine months ended September 30, 2018.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Income Attributable to AXA Equitable
Net loss attributable to AXA Equitable decreased by $2.0 billion, to a net loss of $828 million for the first nine months of 2019 from a net loss of $2.9 billion for the first nine months of 2018, primarily driven by the following notable items:

•
Other operating costs and expenses decreased by $2.1 billion mainly due to the $1.9 billion amortization of the deferred cost of reinsurance asset, including the write-off of $1.8 billion of this asset and the settlement of outstanding payments of $273 million, both related to the GMxB Unwind in 2018.

•
Net derivative losses decreased by $1.0 billion mainly due to income from freestanding derivatives reflecting lower interest rates partially offset by an increase in the fair value of the GMIBNLG liability reflecting the impact of lower interest rates partially offset by less of an increase in the liability as a result of assumption updates (a $548 million and $1.1 billion unfavorable impact of assumption updates in 2019 and 2018, respectively).

•
Net investment income (loss) increased by $834 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to lower interest rates and higher investment income from higher asset balances and General Account investment portfolio optimization.

•	Net investment gains increased by $108 million primarily due to the rebalancing of our U.S. Treasury portfolio partially offset by a real estate impairment in 2019.

•
Compensation and benefits decreased by $63 million mainly due to a non-recurring loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in the first nine months of 2018.

•	Interest expense decreased by $23 million due to lower repurchase agreement costs.
Partially offsetting this decrease were the following notable items:

•
Policyholders’ benefits increased by $1.3 billion mainly driven by the impact of assumption updates in our GMxB reserves (the $889 million impact of unfavorable assumption updates in 2019 compared to the $734 million impact of favorable assumption updates in 2018), the impacts of interest rates and equity markets and the absence of a $490 million write-off of ceded reserves resulting from the GMxB unwind in 2018. Partially offsetting the increase in our GMxB reserves was a decrease in our life reserves mainly driven by the $31 million impact of favorable assumption updates in 2019 compared to the $48 million impact of unfavorable assumption updates in 2018, combined with a reserve adjustment on our disability waiver rider reserves.

•
Interest credited to policyholders’ account balances increased by $83 million primarily driven by higher SCS AV as a result of new business growth and higher interest credited on funding agreements, due to higher balances.

•
Amortization of DAC increased by $38 million mainly due to higher amortization in our Retirement products primarily due to the impact of interest rate and equity market movements on assets supporting our SCS block and higher normal amortization partially offset by the higher favorable impact of assumption updates ($93 million in 2019 compared to $77 million in 2018). Partially offsetting the higher amortization of DAC in our Retirement products was lower amortization in our Life products mainly due to the non repeat of a $187 million DAC write-off as we exited loss recognition in the second quarter of 2018 and an in force update that reduced the amortization of DAC by $27 million (offset in policy charges and fee income) in 2019 partially offset by the $16 million impact of unfavorable assumption updates in 2019 compared to the $88 million impact of favorable assumption updates in 2018.

•
Policy charges and fee income and Premiums decreased by $28 million mainly due to lower fees from our retirement products driven by lower average Separate Accounts AV and an inforce update that reduced our policy charges and fee income (offset in Amortization of DAC) for our life products. Partially offsetting the lower fee income were higher premiums from our employee benefits and term life products and and lower ceded fee income as a result of the GMxB unwind.

•	Investment management and service fees and Other income decreased by $21 million primarily due to lower average Separate Accounts AV in our individual retirement products.

•	Income tax benefit decreased by $544 million primarily driven by a lower pre-tax loss.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weaknesses described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019.
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

Remediation Status of Material Weaknesses
Management continues to execute its plan moving towards remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:
Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•	We have designed and implemented enhanced controls and governance processes for new model implementations.

•	We have designed and implemented enhanced controls for model changes.

•	We have designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•	We have designed and implemented new controls to validate the reliability of significant data flows feeding actuarial models and assumptions.

•	We have begun the process of testing the design and operating effectiveness of the newly implemented controls.
Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. These additional resources have provided the additional requisite skills and experience needed to support a public-company accounting and reporting environment, with the majority possessing a CPA license, “Big 4” public accounting experience, and/or prior working experience in public-company finance roles. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP-related technical topics to new and existing staff.

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

•We have begun the process of testing the design and operating effectiveness of the newly implemented controls.
While progress has been made to remediate both material weaknesses, as of September 30, 2019, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of September 30, 2019. Management will conclude on the effectiveness of the above remediation efforts of the material weaknesses in connection with the Company’s December 31, 2019 consolidated financial statements.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design and implement additional controls in connection with its remediation plan. These remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting for the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 13, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2018 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended or supplemented in our subsequently filed Quarterly Report on Form 10-Q. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
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
Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $20,650 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.
In addition, AXA has informed us that AXA Hong Kong, an AXA insurance subsidiary organized under the laws of Hong Kong, provided the Iranian state-owned Hong Kong Branch of Melli Bank PLC, which was re-designated on November 5, 2018 pursuant to E.O. 13224, with group health insurance for its employees. This business has now been canceled. The total annual premium of these policies is approximately $27,122 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $4,339.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $563,784, representing approximately 0.0006% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,539, representing approximately 0.002% of AXA’s 2018 aggregate net profit.
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

Date: November 8, 2019	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director and Chief Financial Officer

Date: November 8, 2019		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director, Chief Accounting Officer and Controller