Form 10-K
period 2019-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2020-03-12
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-20501
————————————————
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 10, 2020, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
AXA Equitable Life Insurance Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company (“Equitable Life”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Equitable Life and its consolidated subsidiaries, unless the context refers only to Equitable Life as a corporate entity. There can be no assurance that future developments affecting Equitable Life will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, information systems failing or being compromised, our separation and rebranding, and strong industry competition; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity and morbidity experience differing from pricing expectations or reserves, amortization of Deferred Policy Acquisition Costs (“DAC”) and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
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
CERTAIN IMPORTANT TERMS
As used in this Annual Report on Form 10-K, the term “Equitable Life” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation established in 1859. “We,” “our,” “us” and the “Company” refer to Equitable Life and its consolidated subsidiaries, unless the context refers only to Equitable Life. We also use the following capitalized terms:

•	“AEFS” refers to AXA Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.

•	“AXA” refers to AXA S.A., a société anonyme organized under the laws of France.

•	“Equitable Advisors” refers to our affiliate, AXA Advisors, LLC, a Delaware limited liability company.

•
“Equitable America” refers to our affiliate, Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona life insurance corporation and wholly-owned subsidiary of Holdings.

•	“Equitable Distributors” refers to our subsidiary, AXA Distributors, LLC, a Delaware limited liability company.

•	“Equitable FMG” refers to our subsidiary, AXA Equitable Funds Management Group, LLC, a Delaware limited liability company.

•	“Equitable Network” refers to our affiliate, AXA Network, LLC, a Delaware limited liability company and its subsidiary.

•	“EQ AZ Life Re” refers to our affiliate, EQ AZ Life Re Company, an Arizona corporation.

2

•
“General Account” refers to the assets held in the general account of Equitable Life and all of the investment assets held in certain of Equitable Life’s separate accounts on which Equitable Life bears the investment risk.

•	“Holdings” refers to Equitable Holdings, Inc., a Delaware corporation.

•	“Separate Accounts” refers to the separate account investment assets of Equitable Life excluding the assets held in those separate accounts on which Equitable Life bears the investment risk.

Part I, Item 1.
BUSINESS
GENERAL
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations.
We are an indirect, wholly-owned subsidiary of Holdings. On May 14, 2018, Holdings completed the initial public offering (“Holdings IPO”) in which AXA sold shares of Holdings common stock to the public. Following the Holdings IPO, AXA completed several secondary offerings, and as of December 31, 2019, AXA holds less than 10% of the shares of common stock of Holdings.
OUR BRAND
On January 14, 2020, we announced our plans to rebrand as “Equitable” and to discontinue the use of the “AXA” brand. As a result, we have begun operating under the “Equitable” brand and expect to formally remove “AXA” from our legal entity name within the next several months.

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
Individual Variable Annuities
We are a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through the more than 4,500 licensed financial professionals at Equitable Advisors and a wide net work of third-party firms, including banks, broker-dealers and insurance partners, reaching more than 100,000 financial professionals.
Current Variable Annuities Offered
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering includes:
Structured Capital Strategies (“SCS”). Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or exchange traded funds (“ETF”), subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features (as defined in “Variable Annuities Policy Features Overview”), other than an optional return of premium death benefit that we have introduced on some versions.
Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life, with a choice between two floating roll-up rate options.
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
We work with Equitable FMG to identify and include appropriate underlying investment options in our products, as well as to control the costs of these options and increase profitability of the products. For a discussion of Equitable FMG, see below “ —Equitable FMG.”
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
    Underwriting and Pricing
We generally do not underwrite our variable annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV, and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
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
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition to our dynamic hedging strategy, we have static hedge positions to maintain a target asset level for all variable annuities. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser e xtent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things.
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
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. At December 31, 2019, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 14.2% of our net amount at risk (“NAR”) resulting from the GMIB feature and approximately 2.8% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2019.
Captive Reinsurance. In addition to non-affiliated reinsurance, we ceded to our affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use a captive reinsurer as part of our capital management strategy. For more information on our use of a captive reinsurer, see “Business—Regulation—Insurance Regulation-Captive Reinsurance and Variable Annuity Capital Standards” and “Risk Factors—Legal and Regulatory Risks.”
Other Programs
We have introduced several other programs that reduced gross reserves and reduced the risk in our in-force block and, in many cases, offered a benefit to our clients by offering liquidity or flexibility:
Investment Option Changes. We made several changes to our investment options within our variable annuity products over the years to manage risk, employ more passive strategies and offer our clients attractive risk-adjusted investment returns. To reduce the differential between hedging instruments performance and fund performance, we added many passive investment strategies and reduced the credit risk of some of the bond portfolios, which is designed to provide a better risk adjusted return to clients. We also introduced managed volatility funds in 2009. Our volatility management strategy seeks to reduce the portfolio’s equity exposure during periods when certain market indicators indicate that market volatility is above specific thresholds set for the portfolio. Historically when market volatility is high, equity markets generally are trending down, and therefore this strategy is intended to reduce the clients’ overall risk of investing in the portfolio.
Optional Buyouts. Since 2012, we have implemented several successful buyout programs on contracts issued between 2002 and 2009 that benefited clients whose needs had changed since buying the initial contract and reduced our exposure to certain types of GMxB features.

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
Employer-Sponsored Products and Services
We also offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. A specialized division of Equitable Advisors, the Retirement Benefits Group (“RBG”), is the primary distributor of our products and related solutions to individuals in the kindergarten, primary and secondary education market (“K-12 education market”) with more than 1,100 advisors dedicated to helping educators prepare for retirement as of December 31, 2019.
Our products offer teachers, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities. Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by Equitable FMG. Equitable FMG provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across our products. In addition, our variable annuity products offer the following features:

•	Guaranteed Interest Option (“GIO”)—Provides a fixed interest rate and guaranteed AV.

•
Structured Investment Option (“SIO”)—Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three- or five year investment horizon. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of guarantee in the defined contribution markets today.

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
Underwriting and Pricing
We generally do not underwrite our annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating ex penses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our variable annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of guarantees and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
Risk Management
We design our employer-sponsored products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the National Association of Insurance Commissioners (the “NAIC”) minimum rate (1.0% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.
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
Life Insurance Products
We have a long history of providing life insurance products to help affluent and high net worth individuals and small and medium-sized business owners protect and transfer their wealth. We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives. We are currently focused on the relatively less capital-intensive asset accumulation segments of the market, with leading offerings in the variable universal life (“VUL”) and indexed universal life (“IUL”) markets.
Our product offerings include VUL, IUL and term life products. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors. Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer, as well as corporate planning solutions. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. As part of a strategic shift over the past several years, we evolved our product design to be less capital-intensive and more accumulation-focused.

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
We have three permanent life insurance offerings built upon a universal life (“UL”) insurance framework: IUL, VUL and corporate-owned life insurance targeting the small and medium-sized business market, which is a subset of VUL products. Universal life policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our universal life insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns protect the policyholder in the event of a market movement down to a certain buffer. As noted above, the performance of any universal life insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
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
We work with Equitable FMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
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
As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of Holdings, most sales of IUL insurance products to policyholders located outside of New York are being issued through Equitable America, another life insurance subsidiary of Holdings, instead of Equitable Life. We expect that Holdings will continue to issue newly developed life insurance products to policyholders located outside of New York through Equitable America instead of Equitable Life. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through Equitable America or another subsidiary of Holdings instead of or in addition to Equitable Life, or what the impact to Equitable Life will be.

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
Our team of underwriters and medical directors is dedicated to making accurate, timely and competitive underwriting decisions. Our line underwriters are empowered to make decisions and receive support of underwriting managers and medical directors when needed.
Our financial due diligence team combines legal, financial and investigative expertise to support the financial underwriting of complex cases, assist in case design and plays an important role in fraud prevention. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines.
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
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Life on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Life on or after June 1, 2003 through June 30, 2007 (collectively, the “Life Business”).
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
Employee Benefits Products
Our employee benefits business, which we entered into in 2015, focuses on serving small and medium-sized businesses located in New York, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems.
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of life, short and long-term disability, dental and vision insurance products to small and medium-sized businesses located in New York. Sales of employee benefit products to businesses located outside of New York are being issued through Equitable America.
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
MARKETS
Variable Annuity Products. Our variable annuity products are primarily sold to affluent and high net worth individuals and families saving for retirement or seeking retirement income. Our customers prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
Employer-Sponsored Products and Services. We primarily operate in the tax-exempt 403(b)/457(b), corporate 401(k) and other markets. In the tax-exempt 403(b)/457(b) market, we primarily serve individual employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans. In the corporate 401(k) market, we target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. Our product offerings accommodate start up plans and plans with accumulated assets.
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
Employee Benefit Products. Our employee benefit product suite is focused on small and medium-sized businesses located in New York seeking simple, technology-driven employee benefits management. We built the employee benefits business from the ground up based on feedback from brokers and employers, ensuring the business’ relevance to the market we address. We are committed to continuously evolving our product suite and technology platform to meet market demand.
DISTRIBUTION
We primarily distribute our products through Equitable Advisors and through third party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,500 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services. RBG has a group of more than 1,100 advisors that specialize in the 403(b) and 457(b) markets.
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

EQUITABLE FMG
Equitable FMG is the investment manager and administrator for our proprietary variable funds and supports our business. Equitable FMG helps add value and marketing appeal to our products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), Equitable FMG brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, Equitable FMG is able to leverage its scale in negotiating for investment services, operations, trading and administrative functions for the Portfolios.
Equitable FMG provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. Equitable FMG is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Equitable FMG serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQ Advisors Trust (“EQAT”), AXA Premier VIP Trust (“Equitable Premier VIP Trust”) and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. Equitable FMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. Equitable FMG also provides administrative services to the Portfolios. Equitable FMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
Equitable FMG has a variety of responsibilities for the general management and administration of its investment company clients. One of Equitable FMG’s primary responsibilities is to provide clients with portfolio management and investment advisory evaluation services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, Equitable FMG has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of Equitable FMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients. The administrative services that Equitable FMG provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; and oversight of proxy voting procedures and anti-money laundering program.
REGULATION
Insurance Regulation
We are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. We are domiciled in New York and are primarily regulated by the New York State Department of Financial Services (the “NYDFS”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance product licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on insurance supervision, see “Risk Factors—Legal and Regulatory Risks.”
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risks, see “Risk Factors—Legal and Regulatory Risks.”
We are required to file detailed annual financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, the insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP.
Holding Company and Shareholder Dividend Regulation
Most states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the state’s insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. States generally require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, applicable to Equitable Life, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given prior notice of such dividend and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits (“extraordinary dividends”) require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends.
State insurance holding company laws and regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Accounting Practices and Procedures Manual (the “Manual”). However, a state may have or in the future may adopt statutory accounting principles that may differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact our statutory capital and surplus.
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
In connection with amendments to the NAIC Standard Valuation Law requiring the application of a principles-based approach to reserving for life and annuity contracts, amendments have been made to the NAIC Valuation Manual (the

“Valuation Manual”). Principles-based reserving is designed to better address reserving for life insurance and annuity products. The principles-based reserving approach became effective for new business on January 1, 2017 in the states where the Standard Valuation Law and Valuation Manual had been adopted, with a three-year phase-in period ending on January 1, 2020. The New York Legislature enacted legislation adopting principles-based reserving in June 2018, which was signed into law by the Governor in December 2018. In May 2019, the NYDFS promulgated a regulation affirming the NYDFS Superintendent’s authority to deviate from the Valuation Manual to adjust the reserves of a New York domestic life insurance company, if necessary, in order to protect policyholders, pending promulgation of a final regulation. The NYDFS is currently in the process of amending this regulation to implement the detailed principles-based reserving requirements in New York.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which the NAIC proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. The purpose of this initiative is to enhance risk identification efforts by building on the state-based regulation system. As part of this initiative, the NAIC is continuing to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups as a regulatory tool. (The framework likely will be based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending.)
Captive Reinsurance Regulation and Variable Annuity Capital Standards
As described above, we use a captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. During 2014, the NAIC approved a new regulatory framework, the XXX/AXXX Reinsurance Framework, applicable to XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives will not be subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. Regulation of XXX/AXXX captives is deemed to satisfy the Standard if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements adopted by the NAIC. The NAIC also adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation.
In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. Equitable Life adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework described above. These amendments will not materially affect Equitable Life’s U.S. GAAP financial condition, results of operations or stockholder’s equity.  However,  Regulation 213, as amended, absent management action, will require Equitable Life, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Life will be required to carry and, will materially and adversely affect the capacity of Equitable Life to distribute dividends to Holdings beyond 2020.  Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Life more consistent with the NAIC reserve and capital framework, as well as changing Holdings’ underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.
Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
We cannot predict what revisions, if any, will be made to the model laws and regulations relating to the use of captives. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. For additional information on our use of a captive reinsurance company, see “Risk Factors—Legal and Regulatory Risks.”
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
New York Insurance Regulation 210
State regulators are currently considering whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in an NGE to both the NYDFS as well as to affected policyholders. We are continuing to assess the impact of Regulation 210 on our business. Beyond the New York regulation and a similar rule recently enacted in California that took effect on July 1, 2019, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
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
Certain of our subsidiaries and affiliates, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and Sanford C. Bernstein & Co., LLC (“SCB LLC”), are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, Equitable Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.
Certain subsidiaries and affiliates including Equitable FMG, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
Equitable FMG is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to certain portfolios and is also a member of the National Futures Association (“NFA”). The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, Equitable FMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. Equitable FMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution.
We and certain of our subsidiaries and affiliates have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our business. For additional information on regulatory matters, see Note 18 of the Notes to the Consolidated Financial Statements.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. On December 4, 2019, the Secretary of the Treasury announced FSOC’s issuance of final guidance prioritizing an activities-based approach for identifying and addressing potential risks to financial stability instead of individual designations, and enhancing the analytical process, engagement and transparency of the designation process.
The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the over-the-counter (“OTC”) derivatives markets, which gives authority to the CFTC to regulate “swaps” and the SEC to regulate “security-based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the SEC and CFTC to establish documentation, recordkeeping and registration requirements for swap dealers and major swap participants for derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, although the CFTC has not yet finalized its capital rules for swap dealers and recently re-proposed those rules. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps.  The rules will become effective on the later of March 1, 2020 or 60 days after publication in the Federal Register and the compliance date for registration of security-based swap entities will be 18 months after the effective date.
As a result of these regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated designated clearing organization (“DCO”). Swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO.

Under the CFTC regulations, swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for certain entities, initial margin, as mandated by the CFTC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for certain entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements will take effect for larger counterparties beginning in September 2020 and for smaller counterparties beginning September 2021. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators.
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these new requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain variable annuity products that offer GMxB features. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of new regulations.
Broker-Dealer Regulation
The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients (“Regulation Best Interest”); clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” The effective date for compliance with these rules is June 30, 2020. Investment advisers to retail clients will also be required to file new Form CRS, providing disclosures about its standard of conduct and conflicts of interest, with the SEC and deliver copies of the Form CRS to its retail clients. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. Two lawsuits, one by seven states and the District of Columbia and the other by private firms, were filed in September 2019 and currently are pending, seeking to vacate Regulation Best Interest. Former Rep. Barney Frank, D-Mass, and former Sen. Chris Dodd, D-Conn, recently submitted an amicus brief supporting a lawsuit initiated by XY Planning Network against the SEC with respect to Regulation Best Interest, arguing that the regulation violates the rule-making mandate in the Dodd-Frank Act and, as a result, should be struck down. We are monitoring these developments and evaluating the potential effect they may have on our business. In addition, FINRA is also currently focusing on how broker-dealers identify and manage conflicts of interest.
Fiduciary Rules / “Best Interest” Standards of Conduct
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

In April 2016, the DOL issued a rule (the “DOL Rule”) which significantly expanded the range of activities considered to be fiduciary investment advice under ERISA when our advisors and our employees provide investment-related information and support to retirement plan sponsors, participants and IRA holders. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the DOL announced that it plans to issue revised fiduciary investment advice regulations. At this time we cannot predict when those regulations will be issued, what form they may take or their potential impact on us. In addition, the NAIC as well as state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply to a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations, and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. In November 2018, the primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. In July 2019, the New York State Supreme Court dismissed the plaintiff’s legal challenge and upheld the NYDFS authority to extend the rule to life insurance products. A notice of appeal was filed in September 2019. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey, Maryland and Massachusetts have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
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
Enacted Legislation
At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. The modification or elimination of this tax favored status could also reduce demand for our products. In addition, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These changes could reduce our earnings and negatively impact our business.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. We have adopted a privacy policy outlining procedures and practices to be followed by the Company and its subsidiaries relating to the collection, disclosure and protection of customer information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is intentionally or accidentally disclosed to and/or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers and also regulate the permissible uses of certain categories of customer information. Violation of these laws and regulations may result in significant fines and remediation costs. It may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more detailed obligations relating to the use and protection of customer information.
In February 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation was implemented in stages over a two-year period and became fully effective on March 1, 2019. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law is not an NAIC accreditation standard. Certain states have adopted the model law, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
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
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we have begun our rebranding efforts and, pursuant to the Trademark License Agreement, we expect to cease the use of the “AXA” brand, name and logo within 18 months of receipt of the termination (subject to such extensions as permitted under the Trademark License Agreement). On January 14, 2020, we announced our plans to rebrand as “Equitable” and to discontinue the use of the “AXA” brand. For more information on branding, see “—Our Brand”. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
Iran Threat Reduction and Syria Human Rights Act
Holdings, Equitable Life and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below. The information below is being provided as AXA and its subsidiaries remained affiliates of Equitable Life through early December 2019.
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
AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224 and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983. These policies were canceled during 2019.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $570,343, representing approximately 0.0006% of AXA’s 2019 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,522, representing approximately 0.002% of AXA’s 2019 aggregate net profit.
EMPLOYEES
As of December 31, 2019, the Company had approximately 4,100 full time employees.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy generally. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the United States, equity market performance, continued low interest rates, including following the sharp decline in 2019, uncertainty regarding the U.S. Federal Reserve’s plans for short-term interest rates, uncertainty created by actions the Trump administration and Congress may pursue, global trade wars, global economic factors including quantitative easing or similar programs by major central banks or the unwinding of quantitative easing or similar programs, the United Kingdom’s vote to exit (“Brexit”) from the European Union (the “EU”), and other geopolitical issues. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses. The value of our investments and derivatives portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our business, results of operations or financial condition. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
Factors such as consumer spending, business investment, government debt and spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products and our investment returns could be materially and adversely affected. The profitability of many of our products depends in part on the value of the General Account and Separate Accounts supporting them, which may fluctuate substantially depending on any of the foregoing conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in the levels of claims, lapses, deposits, surrenders and withdrawals in certain products, any of which could adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments in ways that could materially and adversely affect our profitability.
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
Some of our products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates may adversely affect our investment returns and results of operations, including in the following respects:

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
Risks Relating to Our Operations
We have a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, we may not be able to report our financial condition or results of operations accurately or on a timely basis.
As previously reported, our management identified two material weaknesses in the design and operation of our internal control over financial reporting. While we have remediated the material weakness related to insufficient personal and journal entry process, we continue remediation activities for the material weakness related to our actuarial models, assumptions and data. Because of this material weakness, management has concluded that we do not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and to provide reasonable assurance that timely reviews of assumptions and data have occurred. For additional information regarding this material weakness and our ongoing remediation efforts, see “Part II, Item 9A— Controls and Procedures.”
As previously reported, this material weakness resulted in misstatements of historical results in our previously issued annual and interim financial statements. The changes necessary to correct the identified misstatements in our previously reported historical results have been appropriately reflected in our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K. Until remedied, this material weakness could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
If we fail to effectively remediate this material weakness or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to report our financial condition or financial results accurately or to report them within the timeframes required by the SEC. If this were the case, we could become subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, failure to report our financial condition or financial results accurately or report them within the timeframes required by the SEC could cause us to curtail or cease sales of certain variable insurance products. In addition, if we are unable to determine that our internal control over financial reporting or our disclosure controls and procedures are effective, users of our financial statements may lose confidence in the accuracy and completeness of our financial reports, we may face reduced ability to obtain financing and restricted access to the capital markets, and we may be required to curtail or cease sales of our products.

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
We and certain of our vendors retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems, or those of our vendors, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our information systems, and these devices have been and can be lost, stolen or damaged. In addition, an increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our reputation, business, results of operations or financial condition.
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
Many of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions. Additionally, technology rapidly evolves, and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and materially and adversely affect our results of operations and business prospects.
Our service providers, including service providers to whom we outsource certain of our functions, are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations or financial condition.
On March 1, 2019, the NYDFS’ new cybersecurity regulation for financial services institutions, including banking and insurance entities, became fully effective. This new regulation requires these entities to, among other things, establish and maintain a cybersecurity policy designed to protect consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law is not an NAIC accreditation standard. Certain states have adopted the model law, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so.
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
The inability of Equitable Advisors and Equitable Network to recruit, motivate and retain experienced and productive financial professionals and our inability to recruit, motivate and retain key employees may have a material adverse effect on our business, results of operations or financial condition.
Financial professionals associated with Equitable Advisors and Equitable Network and our key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. Companies compete for financial professionals principally with respect to compensation policies, products and sales support. Competition is particularly intense in the hiring and retention of experienced financial professionals. Our ability to incentivize our employees and financial professionals may be adversely affected by tax reform. We cannot provide assurances that we, Equitable Advisors or Equitable Network will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals, and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
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

•
 the outbreak of a pandemic disease, like the novel coronavirus COVID-19, could have a material adverse effect on our liquidity, financial condition and the operating results of our business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets;

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
FASB has issued several accounting standards updates which have resulted in significant changes in U.S. GAAP, including how we account for our financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business. In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), which applies to all insurance entities that issue long-duration contracts and revises elements of the measurement models for traditional nonparticipating long-duration and limited payment insurance liabilities and recognition and amortization model for DAC for most long-duration contracts. The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits (“MRBs”), to be measured at fair value. In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

Certain of our administrative operations are located internationally, subjecting us to various international risks and increased compliance and regulatory risks and costs.
Certain of our affiliates have various offices in other countries and certain of our administrative operations are located in India. In the future, we may seek to expand operations in India or other countries. As a result of these operations, we may be exposed to economic, operating, regulatory and political risks in those countries, such as foreign investment restrictions, substantial fluctuations in economic growth, high levels of inflation, volatile currency exchange rates and instability, including civil unrest, terrorist acts or acts of war, which could have an adverse effect on our business, financial condition or results of operations. The political or regulatory climate in the United States could also change such that it would no longer be lawful or practical for us to use international operations in the manner in which they are currently conducted. If we had to curtail or cease operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could adversely affect us.
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
As part of our variable annuity products, Equitable FMG enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements are terminable without penalty at any time or upon relatively short notice by either party. For example, an investment management contract with an SEC-registered investment company (a “RIC”) may be terminated at any time, without payment of any penalty, by the RIC’s board of directors or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which Equitable FMG manage RICs must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
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

There is a risk that an increase in the costs associated with replicating and replacing the services provided to us under the Transitional Services Agreement and the diversion of management’s attention to these matters could have a material adverse effect on our business, results of operations or financial condition. We may fail to replicate the services we currently receive from AXA on a timely basis or at all. Additionally, we may not be able to operate effectively if the quality of replacement services is inferior to the services we are currently receiving. Furthermore, since we are no longer an affiliate of AXA, we no longer receive certain group discounts and reduced fees that we were eligible to receive as an affiliate of AXA. The loss of these discounts and reduced fees could increase our expenses and have a material adverse effect on our business, results of operations or financial condition.
Costs associated with any rebranding could be significant.
Prior to the Holdings IPO, as an indirect, wholly-owned subsidiary of AXA, we marketed our products and services using the “AXA” brand name and logo together with the “Equitable” brand. On March 28, 2019, AXA terminated the Trademark License Agreement, dated May 4, 2018, between Holdings and AXA (the “Trademark License Agreement”). Accordingly, we have begun our rebranding efforts and, pursuant to the Trademark License Agreement, we expect to cease the use of the “AXA” brand, name and logo within 18 months of receipt of the termination (subject to such extensions as permitted under the Trademark License Agreement). On January 14, 2020, we announced our plans to rebrand as “Equitable” and to discontinue the use of the “AXA” brand. As a result, we have begun operating under the “Equitable” brand and expect to formally remove “AXA” from our legal entity name within the next several months. We have developed detailed plans for executing both the operational and legal entity rebranding. We cannot accurately predict the effect that any rebranding we undertake will have on our business, customers or employees. We expect to incur significant costs, including marketing expenses, in connection with any rebranding of our business. Any adverse effect on our ability to attract and retain customers and any costs could have a material adverse effect on our business, results of operations or financial condition.
Changes in the method for determining the London Inter-Bank Offered Rate (“LIBOR”) and the potential replacement of LIBOR may affect our cost of capital and net investment income.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (BBA) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR.  As a consequence of such events, it is anticipated that LIBOR will be discontinued by the end of 2021 and an alternative rate will be used for derivatives contracts, debt investments, intercompany and third-party loans and other types of commercial contracts.
The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a rate free of credit risk, is a secured rate and currently is available primarily as an overnight rate rather than as 1-, 3- and 6-month rates available for LIBOR.
We anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. The International Swaps and Derivatives Association (“ISDA”) has developed adjustment mechanics for use by swap counterparties entering into SOFR-based derivatives to allow for use of a rate that is compounded in arrears and a spread adjustment to better align with LIBOR. The intent of these mechanics is to provide counterparties with an adjusted rate more akin to LIBOR. To the extent that the adjustments recommended by ISDA are adopted by swap dealers and are different from the rates or adjustment mechanics use in debt we invest in or issue, we may not be able to appropriately hedge our exposure and experience losses.
Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments.
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
We use derivatives and other instruments to help us mitigate various business risks. Our transactions with financial and other institutions generally specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the derivatives contracts. If our counterparties fail or refuse to honor their obligations under these contracts, we could face significant losses to the extent collateral agreements do not fully offset our exposures and our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our business, results of operations or financial condition. Additionally, regulatory changes may increase the need for liquidity and for the amount of collateral assets in excess of current levels.
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
We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivatives contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our business, results of operations or financial condition. Moreover, as a result of contractual provisions certain swap dealers require us to add to derivatives documentation and to agreements relating to repurchase agreements, securities lending agreements and other “qualified financial contracts,” we may not be able to exercise default rights or enforce transfer restrictions against certain counterparties which may limit our ability to recover amounts due to us upon a counterparty’s default.
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
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition.

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
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products (e.g., use of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. We review our actuarial assumptions at least annually, including those assumptions relating to policyholder behavior, and update assumptions when appropriate. If we update our assumptions based on our actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past, including in 2019, updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future.
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
Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-

regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.
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
We are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period failure to accurately report our financial condition or results of operations, or restatements of historical financial statements could require us to curtail or cease sales of certain of our variable annuity products and other variable insurance products or delay the launch of new products or new features, which could cause a significant disruption in our business. If our affiliated and third-party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales. Any curtailment or cessation of sales of our variable insurance products could have a material adverse effect on our business, results of operations or financial condition.
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
Statutory accounting standards and capital and reserve requirements for Equitable Life are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on RBC ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.
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
Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable. These circumstances may cause us to modify or eliminate certain features of various products or cause the suspension or cessation of sales of certain products in the future. Any modifications to products that we may make could result in certain of our products being less attractive or competitive. This could adversely impact sales, which could negatively impact Equitable Advisors’ ability to retain its sales personnel and our ability to maintain our distribution relationships. This, in turn, may materially and adversely impact our business, results of operations or financial condition.
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
We are an indirect, wholly-owned subsidiary of Holdings, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, Holdings could sell insurance, annuity, investment and/or employee benefit products through another one of its subsidiaries. For example, most sales of indexed universal life insurance to policyholders located outside of New York and sales of employee benefit products to businesses located outside of New York are issued through Equitable America, another life insurance subsidiary of Holdings, instead of Equitable Life. It is expected that Holdings will continue to issue newly-developed life insurance products to policyholders located outside of New York through Equitable America instead of Equitable Life. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through Equitable America or another subsidiary instead of or in addition to Equitable Life, or the impact to Equitable Life.
The ability of financial professionals associated with Equitable Advisors and Equitable Network to sell our competitors’ products could result in reduced sales of our products and revenues.
Most of the financial professionals associated with Equitable Advisors and Equitable Network are permitted to sell products from competing unaffiliated insurance companies. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitor’s products instead of ours. To the extent the financial professionals sell our competitors’ products rather than our products, we may experience reduced sales and revenues.
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
We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions and update assumptions during the third quarter of each year and, if necessary, update our assumptions as additional information becomes available. For example, in 2019 we updated certain assumptions, resulting in increases and decreases in the carrying values of these product liabilities and assets. The net impact of assumption changes in 2019 decreased Policy charges and fee income by $11 million, increased Policyholders’ benefits by $886 million, increased Net derivative losses by $548 million, decreased Interest credited to policyholders’ account balances by $14 million and decreased Amortization of DAC by $77 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition.
Future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.
Our profitability may decline if mortality, longevity or persistency or other experience differ significantly from our pricing expectations or reserve assumptions.
We set prices for many of our products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity and morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment or other factors. The long-term profitability of our products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.
Pricing of our products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our variable annuity products may be significantly and adversely impacted by the value of GMxB features contained in many of our variable annuity products being higher than current AV in light of poor equity market performance or extended periods of low interest rates as well as other factors. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Persistency within our life insurance products may be significantly impacted by, among other things, conditions in the capital markets, the changing needs of our policyholders, the manner in which a product is marketed or illustrated and competition, including the availability of new products and policyholder perception of us, which may be negatively impacted by adverse publicity.
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
Legal and Regulatory Risks
We may be materially and adversely impacted by U.S. federal and state legislative and regulatory actions.
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
Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge. For a discussion of over-the-counter derivatives regulation, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act—Over-The-Counter Derivatives Regulation.”
NAIC-In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted the Standard, with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX and AXXX business. During 2014, the NAIC approved the new XXX/AXXX Reinsurance Framework, applicable to XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through AG 48, which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives will not be subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our affiliated captive. Regulation of XXX/AXXX captives is deemed to satisfy the Standard if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements adopted by the NAIC. The NAIC also adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation.
In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework described above. These amendments will not materially affect Equitable Life’s U.S. GAAP financial condition, results of operations or stockholders equity.  However,  Regulation 213, as amended, absent management action, will require Equitable Life, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under: (i) the NAIC standard; or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Life will be required to carry and, will materially and adversely affect the capacity of Equitable Life to distribute dividends to the Company Holding beyond 2020.  Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Life more consistent with the NAIC reserve and capital framework, as well as changing Holding’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation.  There can be no assurance that any management action taken by Holdings individually or collectively will fully mitigate the impact of Regulation 213.
Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
We cannot predict what further revisions, if any, will be made to the model laws and regulations regarding the use of captives. Any regulatory action that limits our ability to achieve desired benefits from the use of, or materially increases our cost of using, captive reinsurance and applies retroactively, could have a material adverse effect on our business, results of operations or financial condition.
 Regulation of Broker-Dealers—The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide), will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act. For a discussion of the SEC’s “Regulation Best Interest” set of proposed rules, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer and Protection Act—Broker-Dealer Regulation.”

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
State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. In the wake of the March 2018 federal appeals court decision to vacate the DOL Rule, the DOL announced that it plans to issue revised fiduciary investment advice regulations. In addition, the SEC has implemented Regulation Best Interest and the NAIC and state regulators are currently considering whether to apply an impartial conduct standard similar to the DOL Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies.  For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply to a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations, and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. For additional information on these rules, see “Business-Regulation-Fiduciary Rules / “Best Interest” Standards of Conduct.”
As discussed above, we currently use captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities. We cannot predict what revisions, if any, will be made to the model laws and regulations relating to the use of captives. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations. For additional information on regulations effecting the use of captives, see “Business-Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards.”
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
A number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against us and other life and health insurers and asset managers in the jurisdictions in which we do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, payment of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, discrimination, alleged mismanagement of client funds and other general business-related matters. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.
Part I, Item 2.
PROPERTIES
Equitable Life’s principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. Equitable Life also has the following significant office space leases in: Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, and Charlotte, NC, under a lease that expires in 2028.
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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2019, all of Equitable Life common equity was owned by AEFS. Consequently, there is no established public market for Equitable Life’s common stock.
Dividends
In 2019, 2018 and 2017, Equitable Life paid $1.0 billion, $1.1 billion and $0.0 billion, respectively, in shareholder dividends. For information on Equitable Life’s present and future ability to pay dividends, see Note 18 of the Notes to the Consolidated Financial Statements and Risk Factors—Legal and Regulatory Risks.
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
GMxB Unwind
In April 2018, we completed an unwind of the reinsurance provided to the Company by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all business previously reinsured to AXA RE Arizona, with the exception of variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB business”), was novated to EQ AZ Life Re, a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly owned subsidiary of Holdings. Following the novation of this business to EQ AZ Life Re, AXA RE Arizona was merged with and into Equitable Life. Following AXA RE Arizona’s merger with and into Equitable Life, the GMxB business is not subject to any new internal or third-party reinsurance arrangements, though in the future Equitable Life may reinsure the GMxB Business with third parties. See “Products — Individual Variable Annuities — Risk Management — Reinsurance — Captive Reinsurance” and Note 12 of the Notes to the Consolidated Financial Statements for further details of the GMxB Unwind.
Transfer of AB Units
In the fourth quarter of 2018, we transferred our interest in AllianceBernstein (including units of the limited partnership interest in AllianceBernstein L.P., units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. and shares of AllianceBernstein Corporation, collectively “AB”) to a wholly-owned subsidiary of Holdings (the “AB Business Transfer”). As a result of this transaction, the previously consolidated results of AB have been reclassified to Discontinued operations in the consolidated financial statements. See Note 19 of the Notes to the Consolidated Financial Statements for further details of the transfer of the AB Units.
As a result of the AB Business Transfer, we operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
Revenues
Our revenues come from three principal sources:

•	fee income derived from our products

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio.

Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our life insurance and annuity products are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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
An additional source of Net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results— Assumption Updates and Model Changes”, for further detail of the impact of assumption updates on Net income (loss) in 2019 and 2018.
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

Effect of Assumption Updates on Operating Results
During the third quarter of each year, we conduct our annual review of the assumptions underlying the valuation of DAC, deferred sales inducement assets, unearned revenue liabilities, liabilities for future policyholder benefits and embedded derivatives. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements.
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
The table below presents the impact of our actuarial assumption updates during 2019 and 2018 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

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
2019 Assumption Updates
The impact of assumption updates in 2019 was a decrease of $1.4 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.1 billion. This includes a $1.4 billion unfavorable impact on the reserves for our Variable annuity product features as a result of unfavorable updates to our: (i) interest rate assumptions; and (ii) policyholder behavior, primarily lapse and withdrawal assumptions, further magnified by low interest rates.
The net impact of these assumption updates on Income (loss) from continuing operations, before income taxes of $1.4 billion consisted of a decrease in Policy charges and fee income of $11 million, an increase in Policyholders’ benefits of $886 million, an increase in Net derivative losses of $548 million, a decrease in Interest credited to policyholders’ account balances of $14 million and a decrease in the Amortization of DAC of $77 million.
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates including following the sharp decline in the second quarter of 2019, falling unemployment rates, the U.S. Federal Reserve’s potential plans for short-term interest rates, the uncertainty created by what actions the current administration may pursue, concerns over global trade wars, changes in tax policy, global economic factors including programs by the European Central Bank and the United Kingdom’s vote to exit from the European Union and other geopolitical issues. Additionally, many of the products and solutions we sell are tax-advantaged or tax-deferred. If U.S. tax laws were to change, such that our products and solutions are no longer tax-advantaged or tax-deferred, demand for our products could materially decrease. See “Risk Factors—Legal and Regulatory Risks—Future changes in the U.S. tax laws and regulations or interpretations of the Tax Reform Act could reduce our earnings and negatively impact our business, results of operations or financial condition, including by making our products less attractive to consumers.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AV. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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
Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements. For additional information on regulatory developments and the risks we face, see “Business-Regulation” and “Risk Factors-Legal and Regulatory Risks”.
Impact of the Tax Reform Act
In December 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduced the federal corporate income tax rate to 21% and repealed the corporate Alternative Minimum Tax (“AMT”) while keeping existing AMT credits. It also contained measures affecting the Company, including changes to the DRD, insurance reserves and tax DAC. As a result of the Tax Reform Act, our Net Income has improved.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the Tax Reform Act had a net positive economic impact on us and we continue to monitor regulations related to this reform.
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to Equitable Life for the periods presented below results from the mismatch between: (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations; and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.

The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2019 and 2018:
Consolidated Statement of Income (Loss)

	Years Ended December 31,
	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$3,450	$3,523
Premiums	936	862
Net derivative gains (losses)	(3,820)	(1,010)
Net investment income (loss)	3,298	2,478
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(37)
Other investment gains (losses), net	206	41
Total investment gains (losses), net	206	4
Investment management and service fees	1,022	1,029
Other income	56	65
Total revenues	5,148	6,951
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,119	3,005
Interest credited to policyholders’ account balances	1,127	1,002
Compensation and benefits	335	422
Commissions	629	620
Interest expense	4	34
Amortization of deferred policy acquisition costs	452	431
Other operating costs and expenses	912	2,918
Total benefits and other deductions	7,578	8,432
Income (loss) from continuing operations, before income taxes	(2,430)	(1,481)
Income tax (expense) benefit from continuing operations	584	446
Net income (loss) from continuing operations	(1,846)	(1,035)
Less: Net (income) loss from discontinued operations, net of taxes and noncontrolling interest	—	(114)
Net income (loss)	(1,846)	(921)
Less: Net income (loss) attributable to the noncontrolling interest	5	(3)
Net income (loss) attributable to Equitable Life	$(1,851)	$(918)

The following discussion compares the results for the year ended December 31, 2019 to the year ended December 31, 2018.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income (Loss) Attributable to Equitable Life
Net loss attributable to Equitable Life increased by $933 million, to a net loss of $1.9 billion for the year ended 2019 from a net loss of $918 million for the year ended 2018, primarily driven by the following notable items:

•
Increase in Net derivative losses of $2.8 billion mainly due to losses from freestanding derivatives reflecting higher equity markets partially offset by lower interest rates in 2019, and an increase in the fair value of the GMIBNLG liability reflecting lower interest rates partially offset by higher equity markets in 2019 and a smaller impact from unfavorable assumption updates ($548 million and $1.1 billion in 2019 and 2018, respectively).

•
Increase in Policyholders’ benefits of $1.1 billion mainly driven by the impact of assumption updates in our GMxB reserves ($889 million unfavorable in 2019 compared to $734 million favorable in 2018), the impacts of lower interest rates and equity markets on our GMxB reserves and the absence of a $490 million write-off of ceded reserves resulting from the GMxB unwind in 2018. Partially offsetting the increase in our GMxB reserves was a decrease in our life reserves mainly driven by the impact of assumption updates ($31 million favorable in 2019 compared to $48 million unfavorable in 2018), combined with a reserve adjustment on our disability waiver rider reserves.

•
Increase in Interest credited to policyholders’ account balances of $125 million mainly driven by higher SCS AV and IUL reserves due to new business growth and higher outstanding balances on funding agreements partially offset by a $14 million favorable impact from assumption updates in our Individual Retirement products.

•
Decrease in Policy charges and fee income of $73 million mainly due to an increase in the initial fee liability for our life products reflecting the impact of assumption updates and an inforce update that reduced our policy charges and fee income (offset in Amortization of DAC).

•
Increase in Amortization of DAC of $21 million mainly due to higher amortization in our retirement products primarily due to the impact of lower interest rates and equity market movements in 2019 on assets supporting our SCS block partially offset by the higher favorable impact of assumption updates ($93 million in 2019 versus $77 million in 2018). Partially offsetting the higher amortization of DAC in our retirement products was lower amortization in our life products mainly due to the $187 million lower accelerated amortization of DAC from loss recognition and an in force update that reduced the amortization of DAC by $16 million (offset in policy charges and fee income) in 2019 partially offset by the unfavorable impacts of assumption changes ($16 million unfavorable in 2019 compared to $88 million favorable in 2018).

•	Decrease in Investment management and service fees and Other income of $16 million primarily due to lower average Separate Accounts AV in our variable annuity products.
Partially offsetting this decrease were the following notable items:

•
Decrease in Other operating costs and expenses of $2.0 billion mainly due to the $1.9 billion amortization of the deferred cost of reinsurance asset, including the write-off of $1.8 billion of this asset and the settlement of outstanding payments of $273 million, both related to the GMxB Unwind in 2018, partially offset by higher separation costs, rebranding expenses and a donation to the Equitable Foundation in 2019.

•
Increase in Net investment income of $820 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to lower interest rates and higher investment income from higher asset balances and General Account investment portfolio optimization.

•	Increase in Net investment gains of $202 million primarily due to the rebalancing of our U.S. Treasury portfolio.

•	Decrease in Compensation and benefits of $87 million mainly due to a non-recurring loss resulting from the annuity purchase transaction and partial settlement of the employee pension plan in 2018.

•	Increase in Premiums of $74 million mainly due to higher term life and employee benefit product sales.

•	Decrease in Interest expense of $30 million due to lower repurchase agreement costs.

•	Income tax benefit increased by $138 million primarily driven by a higher pre-tax loss.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding assumption updates.
Contractual Obligations
The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2019. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2020	2021-2022	2023-2024	2025 and thereafter
	(in millions)
Contractual obligations:
Policyholders’ liabilities (1)	$98,201	$1,366	$4,513	$6,477	$85,845
FHLBNY Funding Agreements	6,900	4,608	1,413	233	646
Interest on FHLBNY Funding Agreements	195	60	70	42	23
Operating leases	385	78	148	88	71
Employee benefits	23	2	4	3	14
Total Contractual Obligations	$105,704	$6,114	$6,148	$6,843	$86,599
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

Unrecognized tax benefits of $297 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
Off-Balance Sheet Arrangements
At December 31, 2019, the Company was not a party to any off-balance sheet transactions other than those guarantees and commitments described in Notes 10 and 17 of the Notes to the Consolidated Financial Statements.
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
For certain GMxB features, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contract holders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.
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
See Note 2 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 8 of the Notes to the Consolidated Financial Statements for future policyholder benefit liabilities.
Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves
The Separate Account future rate of return assumptions that are used in establishing reserves for GMxB features are set using a long-term-view of expected average market returns by applying a Reversion to the Mean (“RTM”) approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the RTM approach, see, “—DAC and Policyholder Bonus Interest Credits”.
The GMDB/GMIB reserve balance before reinsurance ceded was $9.5 billion at December 31, 2019. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2019

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,334
1% increase in future rate of return	$(1,470)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.5% to 5.5% (weighted average of 4.1%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
See Note 10 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance.
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
At December 31, 2019, the average investment yields assumed (excluding policy loans) were 4.6% grading to 4.3% in 2024. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
In 2019 and 2018, we determined that we had a loss recognition in certain of our variable interest-sensitive life insurance products due to the release of life reserves and low interest rates. During 2019 and 2018, we wrote off $21 million and $208 million, respectively, of the DAC balance through accelerated amortization.
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
DAC Sensitivity - Mortality
December 31, 2019

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$17
Increase in future mortality by 1%	$(17)
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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. In second quarter 2015, based upon management’s then-current expectations of interest rates and future fund growth, we updated our RTM assumption from 9.0% to 7.0%. The average gross long-term return measurement start date was also updated to December 31, 2014. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2019, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and 0.0% 2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five-year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2019, current projections of future average gross market returns assume a 1.6% annualized return for the next two quarters, followed by 7.0% thereafter.
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
DAC Sensitivity - Rate of Return
December 31, 2019

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(92)
Increase in future rate of return by 1%	$110
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
Impairments and Valuation Allowances
The assessment of whether OTTIs have occurred is performed quarterly by our Investments Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more and (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.
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
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Equitable Life’s financial strength rating.
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

Future policyholders’ benefits and other policyholders’ liabilities
(in billions)
100% increase in Equitable Life’s credit spread	$5.7
As reported	$8.1
50% decrease in Equitable Life’s credit spread	$8.8

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
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
Our tax positions are reviewed quarterly, and the balances are adjusted as new information becomes available.
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

Part II, Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of AXA Equitable Life Insurance Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of AXA Equitable Life Insurance Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 12, 2020
We have served as the Company’s auditor since 1993.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
	(in millions, except share amounts)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $59,278 and $42,492)	$62,362	$41,915
Mortgage loans on real estate (net of valuation allowance of $0 and $7)	12,090	11,818
Real estate held for production of income (1)	27	52
Policy loans	3,270	3,267
Other equity investments (1)	1,149	1,144
Trading securities, at fair value	6,598	15,166
Other invested assets	2,129	1,554
Total investments	87,625	74,916
Cash and cash equivalents	1,492	2,622
Deferred policy acquisition costs	4,337	5,011
Amounts due from reinsurers	3,001	3,124
Loans to affiliates	1,200	600
GMIB reinsurance contract asset, at fair value	2,466	1,991
Current and deferred income taxes	224	438
Other assets	3,050	2,763
Separate Accounts assets	124,646	108,487
Total Assets	$228,041	$199,952
LIABILITIES
Policyholders’ account balances	$55,421	$46,403
Future policy benefits and other policyholders' liabilities	33,976	29,808
Broker-dealer related payables	428	69
Securities sold under agreements to repurchase	—	573
Amounts due to reinsurers	105	113
Loans from affiliates	—	572
Other liabilities	1,768	1,460
Separate Accounts liabilities	124,646	108,487
Total Liabilities	$216,344	$187,485
Redeemable noncontrolling interest (2)	$39	$39
Commitments and contingent liabilities (Note 17)
EQUITY
Equity attributable to Equitable Life:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,809	7,807
Retained earnings	2,242	5,098
Accumulated other comprehensive income (loss)	1,592	(491)
Total equity attributable to Equitable Life	11,645	12,416
Noncontrolling interest	13	12
Total Equity	11,658	12,428
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$228,041	$199,952
______________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 20 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in millions)
REVENUES
Policy charges and fee income	$3,450	$3,523	$3,294
Premiums	936	862	904
Net derivative gains (losses)	(3,820)	(1,010)	894
Net investment income (loss)	3,298	2,478	2,441
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(37)	(13)
Other investment gains (losses), net	206	41	(112)
Total investment gains (losses), net	206	4	(125)
Investment management and service fees	1,022	1,029	1,007
Other income	56	65	41
Total revenues	5,148	6,951	8,456

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,119	3,005	3,473
Interest credited to policyholders’ account balances	1,127	1,002	921
Compensation and benefits	335	422	327
Commissions	629	620	628
Interest expense	4	34	23
Amortization of deferred policy acquisition costs	452	431	900
Other operating costs and expenses	912	2,918	635
Total benefits and other deductions	7,578	8,432	6,907
Income (loss) from continuing operations, before income taxes	(2,430)	(1,481)	1,549
Income tax (expense) benefit from continuing operations	584	446	1,210
Net income (loss) from continuing operations	(1,846)	(1,035)	2,759
Less: Net (income) loss from discontinued operations, net of taxes and noncontrolling interest	—	(114)	(85)
Net income (loss)	(1,846)	(921)	2,844
Less: Net income (loss) attributable to the noncontrolling interest	5	(3)	1
Net income (loss) attributable to Equitable Life	$(1,851)	$(918)	$2,843

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,846)	$(921)	$2,844
Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	2,081	(1,230)	584
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	2	(4)	(5)
Other comprehensive income (loss) from discontinued operations	—	—	23
Total other comprehensive income (loss), net of income taxes	2,083	(1,234)	602
Comprehensive income (loss) attributable to Equitable Life	$237	$(2,155)	$3,446

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Years Ended December 31,
	AXA Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
January 1, 2019	$2	$7,807	$5,098	$(491)	$12,416	$12	$—	$12	$12,428
Dividend to parent company	—	—	(1,005)	—	(1,005)	—	—	—	(1,005)
Net income (loss)	—	—	(1,851)	—	(1,851)	—	—	—	(1,851)
Other comprehensive income (loss)	—	—	—	2,083	2,083	—	—	—	2,083
Other	—	2	—	—	2	1	—	1	3
December 31, 2019	$2	$7,809	$2,242	$1,592	$11,645	$13	$—	$13	$11,658

January 1, 2018	$2	$6,859	$8,938	$598	$16,397	$19	$3,076	$3,095	$19,492
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	8	—	8	—	—	—	8
Cumulative effect of adoption of ASU 2018-12, Reclassification of Certain Tax Effects Attributable to Disposed Subsidiary	—	—	(83)	83	—	—	—	—	—
Transfer for Deferred tax asset in GMxB Unwind	—	1,209	—	—	1,209	—	—	—	1,209
Settlement of intercompany payables in GMxB Unwind	—	(297)	—	—	(297)	—	—	—	(297)
Distribution of disposed subsidiary	—	—	(1,175)	—	(1,175)	—	—	—	(1,175)
Transfer of accumulated other comprehensive income to discontinued operations	—	—	—	62	62	—	—	—	62
Reclassification of net earnings (loss) attributable to redeemable noncontrolling interests	—	—	—	—	—	(2)	—	(2)	(2)
De-consolidation of real estate joint ventures	—	—	—	—	—	(8)	—	(8)	(8)
Dividend to parent company	—	—	(1,672)	—	(1,672)	—	—	—	(1,672)
Transfer of AB Holding Units	—	—	—	—	—	—	(3,076)	(3,076)	(3,076)
Net income (loss)	—	—	(918)	—	(918)	3	—	3	(915)
Other comprehensive income (loss)	—	—	—	(1,234)	(1,234)	—	—	—	(1,234)
Other	—	36	—	—	36	—	—	—	36
December 31, 2018	$2	$7,807	$5,098	$(491)	$12,416	$12	$—	$12	$12,428

January 1, 2017	$2	$5,339	$6,095	$(4)	$11,432	$—	$3,096	$3,096	$14,528
Capital contribution from parent	—	1,500	—	—	1,500	—	—	—	1,500
Reclassification of net earnings (loss) attributable to redeemable noncontrolling interests	—	—	—	—	—	1	—	1	1
Consolidation of real estate joint ventures	—	—	—	—	—	19	—	19	19
Repurchase of AB Holding units	—	—	—	—	—	—	(158)	(158)	(158)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(457)	(457)	(457)
Net income (loss)	—	—	2,843	—	2,843	(1)	485	484	3,327
Other comprehensive income (loss)	—	—	—	602	602	—	—	—	602
Other	—	20	—	—	20	—	110	110	130
December 31, 2017	$2	$6,859	$8,938	$598	$16,397	$19	$3,076	$3,095	$19,492
See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss) (1)	$(1,846)	$(358)	$3,377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,127	1,002	921
Policy charges and fee income	(3,450)	(3,523)	(3,294)
Net derivative (gains) losses	3,820	1,010	(870)
Investment (gains) losses, net	(206)	(3)	125
Realized and unrealized (gains) losses on trading securities	(429)	221	(166)
Non-cash long-term incentive compensation expense	3	218	185
Amortization of deferred cost of reinsurance asset	(7)	1,882	(84)
Amortization and depreciation	323	340	825
Cash received on the recapture of captive reinsurance	—	1,273	—
Equity (income) loss from limited partnerships	(73)	(120)	(157)
Changes in:
Net broker-dealer and customer related receivables/payables	4	838	(278)
Reinsurance recoverable	(183)	(390)	(1,018)
Segregated cash and securities, net	—	(345)	130
Capitalization of deferred policy acquisition costs	(648)	(597)	(578)
Future policy benefits	1,115	(284)	1,189
Current and deferred income taxes	(334)	(556)	(1,174)
Other, net	178	810	486
Net cash provided by (used in) operating activities	$(606)	$1,418	$(381)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$12,450	$8,935	$9,738
Mortgage loans on real estate	952	768	934
Trading account securities	10,209	9,298	9,125
Real estate joint ventures	5	139	—
Short-term investments	2,548	2,315	2,204
Other	253	190	228
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(28,537)	(11,110)	(12,465)
Mortgage loans on real estate	(1,240)	(1,642)	(2,108)
Trading account securities	(1,067)	(11,404)	(12,667)
Short-term investments	(2,762)	(1,852)	(2,456)
Other	(408)	(170)	(280)
Cash settlements related to derivative instruments	(961)	805	(1,259)
Repayments of loans to affiliates	300	900	—
Investment in capitalized software, leasehold improvements and EDP equipment	(65)	(115)	(100)
Purchase of business, net of cash acquired	—	—	(130)
Issuance of loans to affiliates	(900)	(1,100)	—
Cash disposed due to distribution of disposed subsidiary	—	(672)	—
Other, net	(55)	(91)	322
Net cash provided by (used in) investing activities	$(9,278)	$(4,806)	$(8,914)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(CONTINUED)

	2019	2018	2017
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$12,283	$9,365	$9,334
Withdrawals	(4,641)	(4,496)	(3,926)
Transfer (to) from Separate Accounts	1,869	1,809	1,566
Proceeds from loans from affiliates	—	572	—
Change in short-term financings	—	(26)	53
Change in collateralized pledged assets	(69)	1	710
Change in collateralized pledged liabilities	1,359	(291)	1,108
(Decrease) increase in overdrafts payable	—	3	63
Repayment of loans from affiliates	(572)	—	—
Shareholder dividends paid	(1,005)	(1,672)	—
Repurchase of AB Holding Units	—	(267)	(220)
Purchases (redemptions) of noncontrolling interests of consolidated company-sponsored investment funds	19	(472)	120
Distribution to noncontrolling interest of consolidated subsidiaries	—	(610)	(457)
Increase (decrease) in securities sold under agreement to repurchase	(573)	(1,314)	(109)
Capital contribution from parent company	—	—	1,500
Other, net	84	11	(10)
Net cash provided by (used in) financing activities	$8,754	$2,613	$9,732

Effect of exchange rate changes on cash and cash equivalents	—	(12)	22

Change in cash and cash equivalents	(1,130)	(787)	459
Cash and cash equivalents, beginning of year	2,622	3,409	2,950
Cash and cash equivalents, end of year	$1,492	$2,622	$3,409

Cash and cash equivalents of disposed subsidiary:
Beginning of year	$—	$1,009	$1,006
End of year	$—	$—	$1,009

Cash and cash equivalents of continuing operations
Beginning of year	$2,622	$2,400	$1,944
End of year	$1,492	$2,622	$2,400

Supplemental cash flow information:
Interest paid	$(4)	$—	$(8)
Income taxes (refunded) paid	$(252)	$(8)	$(33)

Cash flows of disposed subsidiary:
Net cash provided by (used in) operating activities	$—	$1,137	$715
Net cash provided by (used in) investing activities	—	(102)	(297)
Net cash provided by (used in) financing activities	—	(1,360)	(437)
Effect of exchange rate changes on cash and cash equivalents	—	(12)	22

Non-cash transactions:
Continuing operations
(Settlement) issuance of long-term debt	$—	$(202)	$202
Transfer of assets to reinsurer	$—	$(604)	$—
Repayments of loans from affiliates	$—	$300	$—

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(CONTINUED)

	2019	2018	2017
	(in millions)
Disposal of subsidiary
Assets disposed	$—	$9,156	$—
Liabilities disposed	—	4,914	—
Net assets disposed	—	4,242	—
Cash disposed	—	672	—
Net non-cash disposed	$—	$3,570	$—
_____________

(1)
Net income (loss) includes $0, $564 million and $533 million in 2019, 2018 and 2017, respectively, of the discontinued operations that are not included in Net income (loss) in the Consolidated Statements of Income (Loss).

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)    ORGANIZATION
Consolidation
AXA Equitable Life Insurance Company’s (“Equitable Life” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Equitable Holdings, Inc. (“Holdings”). Prior to the closing of the initial public offering of shares of Holdings’ common stock on May 14, 2018 (the “IPO”), Holdings was a wholly-owned subsidiary of AXA S.A. (“AXA”), a French holding company for the AXA Group, a worldwide leader in life, property and casualty, and health insurance and asset management. As of December 31, 2019, AXA owns less than 10% of the outstanding common stock of Holdings.
In March 2018, AXA contributed its 0.5% minority interest in AXA Financial, Inc. (“AXA Financial”) to Holdings, increasing Holdings’ ownership of AXA Financial to 100%. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity (the “AXA Financial Merger”). As a result of the AXA Financial Merger, Holdings assumed all of AXA Financial’s liabilities, including two assumption agreements under which it legally assumed primary liability for certain employee benefit plans of Equitable Life and various guarantees for its subsidiaries.
Discontinued Operations
In the fourth quarter of 2018, the Company transferred its economic interest in the business of AllianceBernstein Holding L.P. (“AB Holding”), AllianceBernstein L.P. (“ABLP”) AllianceBernstein Corporation and their subsidiaries (collectively, “AB”) to a newly created wholly-owned subsidiary of Holdings (the “AB Business Transfer”). The results of AB are reflected in the Company’s consolidated financial statements as a discontinued operation and, therefore, are presented as Assets of disposed subsidiary, Liabilities of disposed subsidiary on the consolidated balance sheets and Net income (loss) from discontinued operations, net of taxes, on the consolidated statements of income (loss). Intercompany transactions between the Company and AB prior to the AB Business Transfer have been eliminated. Ongoing service transactions will be reported as related party transactions going forward. See Note 19 for information on discontinued operations and transactions with AB.
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
Financial results in the historical consolidated financial statements may not be indicative of the results of operations, comprehensive income (loss), financial position, equity or cash flows that would have been achieved had we operated as a separate, standalone entity during the reporting periods presented. We believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations of the Company.
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2019”, “2018” and “2017” refer to the years ended December 31, 2019, 2018 and 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-02: Leases (Topic 842)
This ASU contains revised guidance to lease accounting that requires lessees to recognize on the balance sheet a “right-of-use” asset and a lease liability for virtually all lease arrangements, including those embedded in other contracts. Lessor accounting remains substantially unchanged from the current model but has been updated to align with certain changes made to the lessee model.

On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. Prior comparable periods were not adjusted or presented under this method. We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgment made under legacy U.S. GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used the practical expedient to use hindsight in determining lease terms (using knowledge and expectations as of the standard’s adoption date instead of the previous assumptions under legacy U.S. GAAP) and evaluated impairment of our right-of-use (“RoU”) assets in the transition period (using most up-to-date information.) Adoption of this standard resulted in the recognition, as of January 1, 2019, of additional RoU operating lease assets of $347 million reported in Other assets and operating lease liabilities of $439 million reported in Other liabilities in accompanying consolidated balance sheets. The operating RoU assets recognized as of January 1, 2019 are net of deferred rent of $58 million and liabilities associated with previously recognized impairments of $34 million. See Note 10 for additional information.

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
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments-Credit Losses

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.
ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by instrument basis upon adoption of Topic 326.
ASU 2018-19, ASU 2019-04 and ASU 2019-11, clarified the codification guidance and did not materially change the standard.

Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. These amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company will implement its updated expected credit loss models, processes and controls related to the identified financial assets that fall within the scope of the new standard as of the date of adoption, January 1, 2020. Management currently anticipates that the standard will have the most impact to its commercial and agricultural mortgage loan portfolios. Based on current economic conditions, the structure and size of the Company’s loan portfolio and other assets impacted by the standard as of December 31, 2019, the Company expects application of the current expected credit loss requirements will result in an immaterial reduction to retained earnings as of the date of adoption.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2019-09: Financial Services - Insurance (Topic 944): Effective Date
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

Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, Separate Account liabilities and deferred policy acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted.

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

The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU modify disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements.

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

The Company elected to early adopt during 2019 the removed disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company will delay adoption of the additional disclosures until their effective date on January 1, 2020.

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

ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.
The Company is currently evaluating the impact adopting the guidance will have on the company’s consolidated financial statements, however the adoption is not expected to materially impact the Company’s financial position, results of operations, or cash flows.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Partnerships, investment companies and joint venture interests that the Company has control of and has an economic interest in or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated. Those that the Company does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity method of accounting and are reported in other equity investments. The Company records its interests in certain of these partnerships on a one month or one-quarter lag.
Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with realized and unrealized gains (losses) reported in net investment income (loss) in the consolidated statements of income (loss).
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2019 and 2018, the carrying value of COLI was $942 million and $873 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less. Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.
All securities owned, including U.S. government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the consolidated financial statements on a trade-date basis.
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
Freestanding derivative contracts are reported in the consolidated balance sheets either as assets within Other invested assets or as liabilities within Other liabilities. The Company nets the fair value of all derivative financial instruments with counterparties for which an International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) and related Credit Support Annex (“CSA”) have been executed. The Company uses derivatives to manage asset/liability risk and has designated some of those economic relationships under the criteria to qualify for hedge accounting treatment. All changes in the fair value of the Company’s freestanding derivative positions not designated to hedge accounting relationships, including net receipts and payments, are included in Net derivative gains (losses) without considering changes in the fair value of the economically associated assets or liabilities.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Securities Repurchase and Reverse Repurchase Agreements
Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Transfers of securities under these agreements to repurchase or resell are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases with related forward repurchase or resale commitments. All of the Company’s securities repurchase transactions are accounted for as collateralized borrowings with the related obligations distinctly captioned in the consolidated balance sheets. Earnings from investing activities related to the cash received under the Company’s securities repurchase arrangements are reported in the consolidated statements of income (loss) as Net investment income and the associated borrowing cost is reported as Interest expense. The Company has not actively engaged in securities reverse repurchase transactions.
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts, premiums and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Impaired mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as Investment gains (losses), net.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. In each reporting period, DAC amortization, net of the accrual of imputed interest on DAC balances, is recorded to Amortization of deferred policy acquisition costs. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The determination of DAC, including amortization and recoverability estimates, is based on models that involve numerous assumptions and subjective judgments, including those regarding policyholder behavior, surrender and withdrawal rates, mortality experience, and other inputs including financial market volatility and market rates of return.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2019, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees) and 0.0% (2.3% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2019, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.6% grading to 4.3% over six years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 4.5% to 6.3% (weighted average of 5.0%) for approximately 99.2% of life insurance liabilities and from 1.5% to 5.5% (weighted average of 4.1%) for annuity liabilities.
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
Obligations arising from funding agreements are also reported in Policyholders’ account balances in the consolidated balance sheets. As a member of the Federal Home Loan Bank of New York (“FHLBNY”), the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
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
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). These reserves are recorded within Future policy benefits and other policyholders’ liabilities. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIB feature with a no-lapse guarantee rider (“GMIBNLG”), GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves are recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our variable interest-sensitive life (“VISL”) business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the monthly deductions and charges. We accrue for these Profits Followed by Losses (“PFBL”) using a dynamic approach that changes over time as the projection of future losses change.
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
Embedded derivatives fair values are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits is attributed to the embedded derivative. The percentage of fees included in the fair value measurement is locked-in at inception. Fees above those amounts represent “excess” fees and are reported in Policy charges and fee income.
Separate Accounts
Generally, Separate Accounts established under New York State and Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss). For 2019, 2018 and 2017, investment results of such Separate Accounts were gains (losses) of $22.9 billion, and $(7.2) billion and $16.7 billion, respectively.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Broker-Dealer Revenues, Receivables and Payables
Certain of the Company’s subsidiaries provide investment management, brokerage and distribution services for affiliates and third parties. Third-party revenues earned from these services are reported in Other income in the Company’s consolidated statement of income (loss).
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
Capitalized internal-use software, net of accumulated amortization, amounted to $126 million and $115 million at December 31, 2019 and 2018, respectively, and is recorded in Other assets in the Consolidated balance sheets. Amortization of capitalized internal-use software in 2019, 2018 and 2017 was $36 million, $35 million and $37 million, respectively, recorded in other Operating costs and expenses in the consolidated statements of income (loss).
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
Income Taxes
The Company files as part of a consolidated Federal income tax return. The Company provides for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.
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
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Reported as Investment management and service fees in the Company’s consolidated statements of income (loss) are investment management and administrative service fees earned by AXA Equitable Funds Management Group, LLC (“Equitable FMG”) as well as certain asset-based fees associated with insurance contracts.
Equitable FMG provides investment management and administrative services, such as fund accounting and compliance services, to AXA Premier VIP Trust (“Equitable Premier VIP Trust”), EQ Advisors Trust (“EQAT”) and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of assets under management (“AUM”), are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Sub-advisory and sub-administrative expenses associated with these services are calculated and recorded as the related services are performed in Other operating costs and expense in the consolidated statements of income (loss) as the Company is acting in a principal capacity in these transactions and, as such, reflects these revenues and expenses on a gross basis.
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain mutual funds and the 1290 Funds and for the distribution primarily of EQAT and Equitable Trust shares to Separate Accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and Equitable Trusts and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
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
Discontinued Operations
The results of operations of a component of the Company that has been disposed of are reported in discontinued operations if certain criteria are met; such as if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. The results of AB for the year ended December 31, 2019, are reported in the Company’s consolidated statements of income (loss) as Net income (loss) from discontinued operations, net of taxes and noncontrolling interest. Intercompany transactions between the Company and AB prior to the disposal have been eliminated. See Note 19 for information on discontinued operations and transactions with AB.
Accounting and Consolidation of Variable Interest Entities (“VIEs”)
For all new investment products and entities developed by the Company (other than Collateralized Debt Obligations (“CDOs”)), the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, the Company then identifies the primary beneficiary of the VIE. If the Company is deemed to be the primary beneficiary of the VIE, then the Company consolidates the entity.
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
At December 31, 2019 and 2018, respectively, the Company held approximately $1.1 billion and $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and to apply the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are $160.2 billion and $166.1 billion at December 31, 2019 and 2018, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.1 billion and $1.1 billion and approximately $1.1 billion and $916 million of unfunded commitments at December 31, 2019 and 2018, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity.
At December 31, 2019 and 2018, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Life and AXA France and holds an investment in a real estate venture. Included in the Company’s consolidated balance sheets at December 31, 2019 and 2018 are total assets of $32 million and $36 million, respectively related to this VIE, primarily resulting from the consolidated presentation of Real estate held for production of income. In addition, Real estate held for production of income reflects $(5) million as related to one non-consolidated joint venture at December 31, 2019 and $16 million income as related to two non-consolidated joint ventures at December 31, 2018.
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
The net impact of assumption changes in the third quarter of 2019 decreased Policy charges and fee income by $11 million, increased Policyholders’ benefits by $886 million, increased Net derivative losses by $548 million, decreased Interest credited to policyholders’ account balances by $14 million and decreased the Amortization of DAC by $77 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion. There was no material impact from model changes during the third quarter of 2019 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
The net impact of assumption changes in the third quarter of 2018 decreased Policy charges and fee income by $12 million, decreased Policyholders’ benefits by $684 million, increased Net derivative losses by $1.1 billion, and decreased the Amortization of DAC by $165 million. This resulted in a decrease in the third quarter of 2018 in Income (loss) from operations, before income taxes of $228 million and decreased Net income (loss) by approximately $187 million. There was no material impact from model changes during the third quarter of 2018 to our Income (loss) from continuing operations, before income taxes or Net income (loss).

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
3)    INVESTMENTS
Fixed Maturities
The following tables provide information relating to fixed maturities classified as available-for-sale (“AFS”).
Available-for-Sale Fixed Maturities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (4)
	(in millions)
December 31, 2019:
Fixed Maturities:
Corporate (1)	$42,347	$2,178	$61	$44,464	$—
U.S. Treasury, government and agency	14,385	1,151	305	15,231	—
States and political subdivisions	584	68	3	649	—
Foreign governments	460	35	5	490	—
Residential mortgage-backed (2)	161	12	—	173	—
Asset-backed (3)	843	3	2	844	—
Redeemable preferred stock	498	18	5	511	—
Total at December 31, 2019	$59,278	$3,465	$381	$62,362	$—

December 31, 2018:
Fixed Maturities:
Corporate (1)	$26,690	$385	$699	$26,376	$—
U.S. Treasury, government and agency	13,646	143	454	13,335	—
States and political subdivisions	408	47	1	454	—
Foreign governments	515	17	13	519	—
Residential mortgage-backed (2)	193	9	—	202	—
Asset-backed (3)	600	1	11	590	2
Redeemable preferred stock	440	16	17	439	—
Total at December 31, 2018	$42,492	$618	$1,195	$41,915	$2

______________

(1)	Corporate fixed maturities include both public and private issues.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent OTTI losses in AOCI, which were not included in Net income (loss).
The contractual maturities of AFS fixed maturities at December 31, 2019 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of Available-for-Sale Fixed Maturities

	Amortized Cost	Fair Value
	(in millions)
December 31, 2019:
Due in one year or less	$3,729	$3,745
Due in years two through five	13,266	13,663
Due in years six through ten	16,527	17,606
Due after ten years	24,254	25,820
Subtotal	57,776	60,834
Residential mortgage-backed securities	161	173
Asset-backed securities	843	844
Redeemable preferred stock	498	511
Total at December 31, 2019	$59,278	$62,362
The following table shows proceeds from sales, gross gains (losses) from sales for AFS fixed maturities for the years ended December 31, 2019, 2018 and 2017:
Proceeds and Gains (Losses) on Sales for Available-for-Sale Fixed Maturities

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Proceeds from sales	$8,702	$7,136	$7,232
Gross gains on sales	$229	$145	$98
Gross losses on sales	$(28)	$(103)	$211

Total OTTI	$—	$(37)	$(13)
Non-credit losses recognized in OCI	—	—	—
Credit losses recognized in net income (loss)	$—	$(37)	$(13)
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
Available-for-Sale Fixed Maturities - Credit Loss Impairments

	Years Ended December 31,
	2019	2018
	(in millions)
Balance at January 1,	$(46)	$(10)
Previously recognized impairments on securities that matured, paid, prepaid or sold	31	1
Recognized impairments on securities impaired to fair value this period (1)	—	—
Impairments recognized this period on securities not previously impaired	—	(37)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—
Balance at December 31,	$(15)	$(46)
______________

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2019	$(577)	$39	$(55)	$125	$(468)
Net investment gains (losses) arising during the period	3,872	—	—	—	3,872
Reclassification adjustment:
Included in Net income (loss)	(211)	—	—	—	(211)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(870)	—	—	(870)
Deferred income taxes	—	—	—	(558)	(558)
Policyholders’ liabilities	—	—	(137)	—	(137)
Net unrealized investment gains (losses) excluding OTTI losses	3,084	(831)	(192)	(433)	1,628
Net unrealized investment gains (losses) with OTTI losses	—	—	—	—	—
Balance, December 31, 2019	$3,084	$(831)	$(192)	$(433)	$1,628

Balance, January 1, 2018	$1,526	$(315)	$(232)	$(300)	$679
Net investment gains (losses) arising during the period	(2,098)	—	—	—	(2,098)
Reclassification adjustment:
Included in Net income (loss)	(5)	—	—	—	(5)
Excluded from Net income (loss) (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	354	—	—	354
Deferred income taxes (2)	—	—	—	425	425
Policyholders’ liabilities	—	—	177	—	177
Net unrealized investment gains (losses) excluding OTTI losses	(577)	39	(55)	125	(468)
Net unrealized investment gains (losses) with OTTI losses	—	—	—	—	—
Balance, December 31, 2018	$(577)	$39	$(55)	$125	$(468)
______________

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in Net income (loss) for securities with no prior OTTI loss.

(2)	Includes a $86 million income tax benefit from the impact of adoption of ASU 2018-02.
The following tables disclose the fair values and gross unrealized losses of the 390 securities at December 31, 2019 and the 1,471 securities at December 31, 2018 that are not deemed to be other-than-temporarily impaired, aggregated

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
Continuous Gross Unrealized Losses for Available-for-Sale Fixed Maturities

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2019:
Fixed Maturities:
Corporate	$2,669	$41	$366	$20	$3,035	$61
U.S. Treasury, government and agency	4,245	305	2	—	4,247	305
States and political subdivisions	123	3	—	—	123	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	—	201	2	520	2
Redeemable preferred stock	29	—	49	5	78	5
Total	$7,396	$349	$665	$32	$8,061	$381

December 31, 2018:
Fixed Maturities:
Corporate	$8,369	$306	$6,161	$393	$14,530	$699
U.S. Treasury, government and agency	2,636	68	3,154	386	5,790	454
States and political subdivisions	—	—	19	1	19	1
Foreign governments	109	3	76	10	185	13
Residential mortgage-backed	—	—	13	—	13	—
Asset-backed	558	11	6	—	564	11
Redeemable preferred stock	160	12	31	5	191	17
Total	$11,832	$400	$9,460	$795	$21,292	$1,195
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at December 31, 2019 and 2018 were $279 million and $210 million, respectively, representing 2.4% and 1.7% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2019 and 2018, respectively, approximately $1.4 billion and $1.2 billion, or 2.3% and 2.9%, of the $59.3 billion and $42.5 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $21 million and $30 million at December 31, 2019 and 2018, respectively.
At December 31, 2019 and 2018, respectively, the $32 million and $795 million of gross unrealized losses of twelve months or more were concentrated in corporate and U.S. Treasury, government and agency securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI for these securities was not warranted at either December 31, 2019 or 2018. At December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018, respectively, the fair value of the Company’s trading account securities was $6.6 billion and $15.2 billion. At December 31, 2019 and 2018, respectively, trading account securities included the General Account’s investment in Separate Accounts, which had carrying values of $58 million and $48 million.
Mortgage Loans
The payment terms of mortgage loans may from time to time be restructured or modified.
At December 31, 2019 and 2018, the carrying values of problem commercial mortgage loans on real estate that had been classified as non-accrual loans were $0 million and $19 million, respectively.
Allowances for credit losses for commercial mortgage loans were $0 million and $7 million for the years ended December 31, 2019 and 2018, respectively. There were no allowances for credit losses for agricultural mortgage loans in 2019 and 2018.
The following tables provide information relating to the loan-to-value and debt service coverage ratios for commercial and agricultural mortgage loans at December 31, 2019 and 2018. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	Debt Service Coverage Ratio (1)
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
December 31, 2019:
Commercial Mortgage Loans:
0% - 50%	$887	$38	$214	$24	$—	$—	$1,163
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total Commercial Mortgage Loans	$5,235	$1,331	$1,546	$973	$288	$—	$9,373
Agricultural Mortgage Loans:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$404	$191	$477	$990	$572	$83	$2,717
Total Mortgage Loans:
0% - 50%	$1,209	$142	$455	$569	$321	$50	$2,746
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total Mortgage Loans	$5,639	$1,522	$2,023	$1,963	$860	$83	$12,090

December 31, 2018:
Commercial Mortgage Loans:
0% - 50%	$780	$21	$247	$24	$—	$—	$1,072
50% - 70%	4,908	656	1,146	325	151	—	7,186
70% - 90%	260	—	117	370	98	—	845
90% plus	—	—	—	27	—	—	27
Total Commercial Mortgage Loans	$5,948	$677	$1,510	$746	$249	$—	$9,130

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Debt Service Coverage Ratio (1)
Loan-to-Value Ratio (2):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(in millions)
Agricultural Mortgage Loans:
0% - 50%	$282	$147	$267	$543	$321	$51	$1,611
50% - 70%	112	46	246	379	224	31	1,038
70% - 90%	—	—	—	19	27	—	46
90% plus	—	—	—	—	—	—	—
Total Agricultural Mortgage Loans	$394	$193	$513	$941	$572	$82	$2,695
Total Mortgage Loans:
0% - 50%	$1,062	$168	$514	$567	$321	$51	$2,683
50% - 70%	5,020	702	1,392	704	375	31	8,224
70% - 90%	260	—	117	389	125	—	891
90% plus	—	—	—	27	—	—	27
Total Mortgage Loans	$6,342	$870	$2,023	$1,687	$821	$82	$11,825
______________

(1)	The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(2)	The loan-to-value ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually.
The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2019 and 2018, respectively:
Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total Financing Receivables	Recorded Investment 90 Days or More and Accruing
	(in millions)
December 31, 2019:
Commercial	$—	$—	$—	$—	$9,373	$9,373	$—
Agricultural	57	1	66	124	2,593	2,717	66
Total Mortgage Loans	$57	$1	$66	$124	$11,966	$12,090	$66

December 31, 2018:
Commercial	$—	$—	$27	$27	$9,103	$9,130	$—
Agricultural	18	8	42	68	2,627	2,695	40
Total Mortgage Loans	$18	$8	$69	$95	$11,730	$11,825	$40
Net Investment Income (Loss)
The following table breaks out Net investment income (loss) by asset category:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31
	2019	2018	2017
	(in millions)
Fixed maturities	$1,902	$1,540	$1,365
Mortgage loans on real estate	540	494	453
Real estate held for the production of income	(2)	(6)	2
Other equity investments	74	123	169
Policy loans	198	201	205
Trading securities	712	128	258
Other investment income	18	69	54
Gross investment income (loss)	3,442	2,549	2,506
Investment expenses	(144)	(71)	(65)
Net investment income (loss)	$3,298	$2,478	$2,441
Net unrealized and realized gains (losses) on trading account equity securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading account securities during the years ended December 31, 2019, 2018 and 2017:
Net Investment Income (Loss) from Trading Securities

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$422	$(174)	$63
Net investment gains (losses) recognized on securities sold during the period	7	(24)	(19)
Unrealized and realized gains (losses) on trading securities	429	(198)	44
Interest and dividend income from trading securities	283	326	214
Net investment income (loss) from trading securities	$712	$128	$258
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities	$203	$6	$(130)
Mortgage loans on real estate	(1)	—	2
Real estate held for the production of income	3	—	—
Other equity investments	—	—	3
Other	1	(2)	—
Investment gains (losses), net	$206	$4	$(125)
For the years ended December 31, 2019, 2018 and 2017, respectively, investment results passed through to certain participating group annuity contracts as Interest credited to policyholders’ account balances totaled $2 million, $3 million and $3 million.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Used to Hedge Universal Life Products with Secondary Guarantee (“ULSG”) Policy
The Company implemented a hedge program using fixed income total return swaps to mitigate the interest rate exposure in ULSG statutory liability.
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
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDSs. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
The Company purchased 30-year TIPS and other sovereign bonds, both inflation-linked and non-inflation linked, as General Account investments and enters into asset or cross-currency basis swaps, to result in payment of the given bond’s coupons and principal at maturity in the bond’s specified currency to the swap counterparty in return for fixed dollar amounts. These swaps, when considered in combination with the bonds, together result in a net position that is intended to replicate a dollar-denominated fixed-coupon cash bond with a yield higher than a term-equivalent U.S. Treasury bond.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category

	At December 31, 2019
		Fair Value		Gains (Losses) Reported in Net Income (Loss) Year Ended December 31, 2019
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$3,510	$—	$—	$(1,294)
Swaps	17,064	9	279	(2,405)
Options	47,766	5,080	1,749	2,211
Interest rate contracts:
Swaps	23,700	467	523	2,037
Futures	20,424	—	—	139
Swaptions	3,201	16	—	(35)
Credit contracts:
Credit default swaps	1,232	18	—	16
Other freestanding contracts:
Foreign currency contracts	501	3	—	(9)
Margin	—	140	—	—
Collateral	—	72	3,001	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	2,466	—	500
GMxB derivative features liability (3)	—	—	8,246	(2,428)
SCS, SIO, MSO and IUL indexed features (4)	—	—	3,150	(2,552)
Total	$117,398	$8,271	$16,948	$(3,820)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments by Category

	At December 31, 2018
		Fair Value		Gains (Losses) Reported in Net Income (Loss) Year Ended December 31, 2018
	Notional Amount	Asset Derivatives	Liability Derivatives
	(in millions)
Freestanding Derivatives (1) (2):
Equity contracts:
Futures	$10,411	$—	$—	$550
Swaps	7,697	140	168	675
Options	21,698	2,119	1,163	(899)
Interest rate contracts:
Swaps	27,003	632	194	(456)
Futures	11,448	—	—	118
Credit contracts:
Credit default swaps	1,282	17	—	(3)
Other freestanding contracts:
Foreign currency contracts	2,097	27	14	6
Margin	—	7	5	—
Collateral	—	3	1,564	—

Embedded Derivatives (2):
GMIB reinsurance contracts	—	1,991	—	(1,068)
GMxB derivative features liability (3)	—	—	5,431	(786)
SCS, SIO, MSO and IUL indexed features (4)	—	—	687	853
Total	$81,636	$4,936	$9,226	$(1,010)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(4)	SCS, SIO, MSO and IUL indexed features are reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at December 31, 2019 are exchange-traded and net settled daily in cash. At December 31, 2019, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $58 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $165 million and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $60 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At December 31, 2019 and 2018, respectively, the Company held $3.0 billion and $1.6 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $72 million and $3 million at December 31, 2019 and 2018, respectively, in the normal operation of its collateral arrangements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Securities Repurchase and Reverse Repurchase Transactions
Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. The Company’s securities repurchase and reverse repurchase agreements are accounted for as secured borrowing or lending arrangements, respectively and are reported in the consolidated balance sheets on a gross basis. At December 31, 2019 and 2018, the balance outstanding under securities repurchase transactions was $0 million and $573 million, respectively. The Company utilized these repurchase and reverse repurchase agreements for asset liability and cash management purposes. For other instruments used for asset liability management purposes, see “Obligations under Funding Agreements” in Note 17 , Commitments and Contingent Liabilities.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2019:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Total derivatives	$5,804	$5,429	$375	$(77)	$298
Other financial instruments	1,754	—	1,754	—	1,754
Other invested assets	$7,558	$5,429	$2,129	$(77)	$2,052

Liabilities:
Total derivatives	$5,474	$5,429	$45	$—	$45
Other financial liabilities	1,723	—	1,723	—	1,723
Other liabilities	$7,197	$5,429	$1,768	$—	$1,768
______________                                                (1) Includes primarily financial instrument sent (held).
The Company had no Securities sold under agreement to repurchase at December 31, 2019.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2018.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2018

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (4)	Net Amount
	(in millions)
Assets:
Total derivatives	$2,946	$2,912	$34	$—	$34
Other financial instruments	1,520	—	1,520	—	1,520
Other invested assets	$4,466	$2,912	$1,554	$—	$1,554

Liabilities:
Total derivatives	$3,109	$2,912	$197	$—	$197
Other financial liabilities	1,263	—	1,263	—	1,263
Other liabilities	$4,372	$2,912	$1,460	$—	$1,460
Securities sold under agreement to repurchase (1) (2) (3)	$571	$—	$571	$(588)	$(17)
______________

(1)	Excludes expense of $2 million in Securities sold under agreement to repurchase on the consolidated balance sheets.

(2)	U.S. Treasury and agency securities are in Fixed maturities available-for-sale on the consolidated balance sheets.

(3)	Cash is included in Cash and cash equivalents on consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(4)	Includes primarily financial instrument sent (held).
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2019	2018
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,478	$6,709
Policyholder dividend obligation	2	—
Other liabilities	38	47
Total Closed Block liabilities	6,518	6,756

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,558 and $3,680)	3,754	3,672
Mortgage loans on real estate, net of valuation allowance of $- and $-	1,759	1,824
Policy loans	706	736
Cash and other invested assets	82	76
Other assets	145	179
Total assets designated to the Closed Block	6,446	6,487

Excess of Closed Block liabilities over assets designated to the Closed Block	72	269
Amounts included in Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $(2) and $0; and net of income tax: $41 and $0	164	8
Maximum future earnings to be recognized from closed block assets and liabilities	$236	$277
The Company’s Closed Block revenues and expenses were as follows:

	Years ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Premiums and other income	$182	$194	$224
Net investment income (loss)	278	291	314
Investment gains (losses), net	(1)	(3)	(20)
Total revenues	459	482	518

Benefits and Other Deductions:
Policyholders’ benefits and dividends	439	471	537
Other operating costs and expenses	2	3	2
Total benefits and other deductions	441	474	539
Net income (loss), before income taxes	18	8	(21)
Income tax (expense) benefit	(2)	(3)	(36)
Net income (loss)	$16	$5	$(57)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s policyholder dividend obligation follows:

	December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$—	$19	$52
Unrealized investment gains (losses)	2	(19)	(33)
Balance, end of year	$2	$—	$19
6)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the deferred policy acquisition cost asset for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$5,011	$4,492	$5,025
Capitalization of commissions, sales and issue expenses	648	597	578
Amortization:
Impact of assumptions updates and model changes	77	165	(247)
All other	(529)	(596)	(653)
Total amortization	(452)	(431)	(900)
Change in unrealized investment gains and losses	(870)	353	(211)
Balance, end of year	$4,337	$5,011	$4,492
The deferred asset for policyholder bonus interest credits is reported in Other assets in the Consolidated balance sheets and changes in the deferred asset for policyholder bonus interest credits are reported in Interest credited to policyholders’ account balances. For the years ended December 31, 2019, 2018 and 2017 changes were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$426	$473	$504
Policyholder bonus interest credits deferred	—	4	6
Amortization charged to income	5	(51)	(37)
Balance, end of year	$431	$426	$473
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and liabilities measured at fair value on a recurring basis are summarized below. At December 31, 2019 and December 31, 2018, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$43,218	$1,246	$44,464
U.S. Treasury, government and agency	—	15,231	—	15,231
States and political subdivisions	—	610	39	649
Foreign governments	—	490	—	490
Residential mortgage-backed (2)	—	173	—	173
Asset-backed (3)	—	744	100	844
Redeemable preferred stock	237	274	—	511
Total fixed maturities, available-for-sale	237	60,740	1,385	62,362
Other equity investments	13	—	—	13
Trading securities	321	6,277	—	6,598
Other invested assets:
Short-term investments	—	468	—	468
Assets of consolidated VIEs/VOEs	—	—	16	16
Swaps	—	(326)	—	(326)
Credit default swaps	—	18	—	18
Options	—	3,331	—	3,331
Total other invested assets	—	3,491	16	3,507
Cash equivalents	1,155	—	—	1,155
GMIB reinsurance contracts asset	—	—	2,466	2,466
Separate Accounts assets (4)	121,184	2,878	—	124,061
Total Assets	$122,910	$73,386	$3,867	$200,162

Liabilities:
GMxB derivative features’ liability	$—	$—	$8,246	$8,246
SCS, SIO, MSO and IUL indexed features’ liability	—	3,150	—	3,150
Total Liabilities	$—	$3,150	$8,246	$11,396
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)
Separate Account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2019 the fair value of such investments was $356 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate (1)	$—	$25,202	$1,174	$26,376
U.S. Treasury, government and agency	—	13,335	—	13,335
States and political subdivisions	—	416	38	454
Foreign governments	—	519	—	519
Residential mortgage-backed (2)	—	202	—	202
Asset-backed (3)	—	71	519	590
Redeemable preferred stock	163	276	—	439
Total fixed maturities, available-for-sale	163	40,021	1,731	41,915
Other equity investments	12	—	—	12
Trading securities	218	14,919	29	15,166
Other invested assets:
Short-term investments	—	412	—	412
Assets of consolidated VIEs/VOEs	—	—	19	19
Swaps	—	423	—	423
Credit default swaps	—	17	—	17
Options	—	956	—	956
Total other invested assets	—	1,808	19	1,827
Cash equivalents	2,160	—	—	2,160
GMIB reinsurance contracts asset	—	—	1,991	1,991
Separate Accounts assets (4)	105,159	2,733	21	107,913
Total Assets	$107,712	$59,481	$3,791	$170,984

Liabilities:
GMxB derivative features’ liability	$—	$—	$5,431	$5,431
SCS, SIO, MSO and IUL indexed features’ liability	—	687	—	687
Total Liabilities	$—	$687	$5,431	$6,118
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)
Separate Account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2018 the fair value of such investments was $353 million.

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $175 million and $184 million at December 31, 2019 and 2018, respectively, to recognize incremental counterparty non-performance risk.
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
In 2019, AFS fixed maturities with fair values of $540 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 4.8% of total equity at December 31, 2019.
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
The tables below present reconciliations for all Level 3 assets and liabilities at December 31, 2019, 2018 and 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Commercial Mortgage- backed	Asset-backed	Redeemable Preferred Stock
	(in millions)
Balance, January 1, 2019	$1,174	$38	$—	$519	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	4	—	—	—	—
Other comprehensive income (loss)	5	3	—	1	—
Purchases	273	—	—	100	—
Sales	(120)	(2)	—	(84)	—
Transfers into Level 3 (1)	14	—	—	—	—
Transfers out of Level 3 (1)	(104)	—	—	(436)	—
Balance, December 31, 2019	$1,246	$39	$—	$100	$—

Balance, January 1, 2018	$1,139	$40	$—	$8	$—
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net investment income (loss)	7	—	—	(2)	—
Investment gains (losses), net	(8)	—	—	—	—
Subtotal	(1)	—	—	(2)	—
Other comprehensive income (loss)	(20)	(1)	—	(7)	—
Purchases	322	—	—	550	—
Sales	(321)	(1)	—	(30)	—
Transfers into Level 3 (1)	83	—	—	—	—
Transfers out of Level 3 (1)	(28)	—	—	—	—
Balance, December 31, 2018	$1,174	$38	$—	$519	$—

Balance, January 1, 2017	$845	$42	$349	$24	$1
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Net Investment income (loss)	5	—	(2)	—	—
Investment gains (losses), net	2	—	(63)	15	—
Subtotal	7	—	(65)	15	—
Other comprehensive income (loss)	4	(1)	45	(9)	(1)
Purchases	612	—	—	—	—
Sales	(331)	(1)	(329)	(21)	—
Transfers into Level 3 (1)	7	—	—	—	—
Transfers out of Level 3 (1)	(5)	—	—	(1)	—
Balance, December 31, 2017	$1,139	$40	$—	$8	$—
______________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Account Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2019	$48	$1,991	$21	$(5,431)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	458	—	(3,220)
Non-performance risk (1)	—	42	—	792
Subtotal	—	500	—	(2,428)
Purchases (2)	—	47	—	(416)
Sales (3)	—	(72)	(1)	29
Settlements	—	—	(2)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	(29)	—	(18)	—
Balance, December 31, 2019	$16	$2,466	$—	$(8,246)

Balance, January 1, 2018	$25	$10,488	$22	$(4,256)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	(972)	—	(296)
Non-performance risk (1)	—	(96)	—	(490)
Subtotal	—	(1,068)	—	(786)
Purchases (2)	29	96	5	(403)
Sales (3)	—	(62)	(1)	14
Settlements	—	(7,463)	(5)	—
Activity related to consolidated VIEs/VOEs	(6)	—	—	—
Transfers into Level 3 (4)	5	—	—	—
Transfers out of Level 3 (4)	(5)	—	—	—
Balance, December 31, 2018	$48	$1,991	$21	$(5,431)

Balance, January 1, 2017	$40	$10,313	$17	$(5,473)
Total gains (losses), realized and unrealized, included in:
Income (loss) as:
Investment gains (losses), net	—	—	(1)	—
Net derivative gains (losses), excluding non-performance risk	—	(6)	—	1,443
Non-performance risk (1)	—	75	—	149
Subtotal	—	69	(1)	1,592
Purchases (2)	—	221	12	(381)
Sales (3)	—	(115)	(2)	6
Settlements	—	—	(4)	—
Activity related to consolidated VIEs/VOEs	(15)	—	—	—
Transfers into Level 3 (4)	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—
Balance, December 31, 2017	$25	$10,488	$22	$(4,256)

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.

(4)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for 2019, 2018 and 2017 by category for Level 3 assets and liabilities still held at December 31, 2019, 2018 and 2017, respectively.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Earnings (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at December 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$3
State and political subdivisions	—	3
Commercial mortgage-backed	—	—
Asset-backed	—	—
Subtotal	—	6
GMIB reinsurance contracts	500	—
GMxB derivative features liability	(2,428)	—
Total	$(1,928)	$6

Held at December 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$(18)
State and political subdivisions	—	(1)
Asset-backed	—	(7)
Subtotal	—	(26)
GMIB reinsurance contracts	(1,068)	—
GMxB derivative features liability	(786)	—
Total	$(1,854)	$(26)

Held at December 31, 2017:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$4
Commercial mortgage-backed	—	45
Asset-backed	—	(9)
Subtotal	—	40
GMIB reinsurance contracts	69	—
GMxB derivative features liability	1,592	—
Total	$1,661	$40
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at December 31, 2019 and 2018, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$51	Matrix pricing model	Spread over Benchmark	65 - 580 bps	186 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
GMIB reinsurance contract asset	2,466	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%
Liabilities:
GMIBNLG	8,128	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
GWBL/GMWB	109	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
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
	(in millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$93	Matrix pricing model	Spread over benchmark	15 - 580 bps	104 bps
	881	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.1x - 37.8x 6.4% - 16.5% 1.8x - 18.0x	12.1x 10.7% 11.4x
GMIB reinsurance contract asset	1,991	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	74 - 159 bps 1.0% - 6.27% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.0%
Liabilities:
GMIBNLG	5,341	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	189 bps 0.8% - 26.2% 0.0% - 12.1% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.2%
GWBL/GMWB	130	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	189 bps 0.5% - 5.7% 0.0% - 7.0% 100% after starting 10.0% - 34.0%
GIB	(48)	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	189 bps 0.5% - 5.7% 0.0% - 8.0% 0.0% - 16.0% 10.0% - 34.0%
GMAB	7	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 5.7% 10.0% - 34.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Excluded from the tables above at December 31, 2019 and 2018, respectively, are approximately $325 million and $826 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at December 31, 2019 and 2018, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at December 31, 2019 and 2018, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Separate Accounts assets classified as Level 3 at December 31, 2018 of $21 million consist of asset back securities and CMO’s. These fair value measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.
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
The carrying values and fair values at December 31, 2019 and 2018 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2019:
Mortgage loans on real estate	$12,090	$—	$—	$12,317	$12,317
Policy loans	$3,270	$—	$—	$4,199	$4,199
Loans to affiliates	$1,200	$—	$1,224	$—	$1,224
Policyholders’ liabilities: Investment contracts	$1,922	$—	$—	$2,029	$2,029
FHLBNY funding agreements	$6,909	$—	$6,957	$—	$6,957
Loans from affiliates	$—	$—	$—	$—	$—
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041

December 31, 2018:
Mortgage loans on real estate	$11,818	$—	$—	$11,478	$11,478
Policy loans	$3,267	$—	$—	$3,944	$3,944
Loans to affiliates	$600	$—	$603	$—	$603
Policyholders’ liabilities: Investment contracts	$1,974	$—	$—	$2,015	$2,015
FHLBNY funding agreements	$4,002	$—	$3,956	$—	$3,956
Loans from affiliates	$572	$—	$572	$—	$572
Separate Accounts liabilities	$7,406	$—	$—	$7,406	$7,406

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
The fair values of the Company’s funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLBNY.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without no-NLG guarantee rider feature is summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and
No NLG Feature
Years Ended December 31, 2019, 2018 and 2017

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at January 1, 2017	$3,159	$(1,558)	$3,808	$(10,314)
Paid guarantee benefits	(354)	171	(151)	115
Other changes in reserve	1,249	(643)	1,097	(289)
Balance at December 31, 2017	4,054	(2,030)	4,754	(10,488)
Paid guarantee benefits	(394)	70	(153)	61
Other changes in reserve	994	1,853	(860)	8,436
Balance at December 31, 2018	4,654	(107)	3,741	(1,991)
Paid guarantee benefits	(438)	14	(257)	72
Other changes in reserve	563	(5)	1,204	(547)
Balance at December 31, 2019	$4,779	$(98)	$4,688	$(2,466)
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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2019 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Direct Variable Annuity Contracts with GMDB and GMIB Features at December 31, 2019

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions; except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,571	$93	$57	$175	$14,896
Separate Accounts	48,920	9,258	3,190	33,120	94,488
Total Account Values	$63,491	$9,351	$3,247	$33,295	$109,384

Net Amount at Risk, gross	$108	$36	$1,833	$17,729	$19,706
Net Amount at Risk, net of amounts reinsured	$108	$34	$1,280	$17,729	$19,151

Average attained age of policyholders (in years)	51.1	67.6	74.3	69.4	55.0
Percentage of policyholders over age 70	10.5%	45.6%	68.1%	50.8%	19.3%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$19	$226	$245
Separate Accounts	—	—	23,572	35,776	59,348
Total Account Values	$—	$—	$23,591	$36,002	$59,593

Net Amount at Risk, gross	$—	$—	$857	$9,344	$10,201
Net Amount at Risk, net of amounts reinsured	$—	$—	$270	$8,482	$8,752

Average attained age of policyholders (in years)	N/A	N/A	68.8	69.5	69.4
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.3	0.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 10.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2019		2018
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$42,489	$17,941	$35,541	$15,759
Fixed income	5,263	2,699	5,173	2,812
Balanced	45,871	38,445	41,588	33,974
Other	865	263	852	290
Total	$94,488	$59,348	$83,154	$52,835
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
The change in the fair value of the NLG feature, reflected in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets, is summarized in the table below:

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2017	$1,182	$(606)	$576
Paid guarantee benefits	(24)	—	(24)
Other changes in reserves	(466)	(58)	(524)
Balance at December 31, 2017	692	(664)	28
Paid guarantee benefits	(23)	—	(23)
Other changes in reserves	118	(69)	49
Balance at December 31, 2018	787	(733)	54
Paid guarantee benefits	(20)	—	(20)
Other changes in reserves	126	(74)	52
Balance at December 31, 2019	$893	$(807)	$86

9)    LEASES
The Company does not record leases with an initial term of 12 months or less in its consolidated balance sheets, but instead recognizes lease expense for these leases on a straight-line basis over the lease term. For leases with a term greater than one year, the Company records in its consolidated balance sheets at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the lease payments. Lease costs are recognized in the consolidated statements of income (loss) over the lease term on a straight-line basis. RoU operating lease assets represent the Company’s right to use an underlying asset for the lease term and RoU operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
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
Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line Item	December 31, 2019
		(in millions)
Assets
Operating lease assets	Other Assets	$324
Liabilities
Operating lease liabilities	Other Liabilities	$415
The table below summarizes the components of lease costs for the year ended December 31, 2019.
Lease Costs

Year Ended December 31, 2019
(in millions)
Operating lease cost	$77
Variable operating lease cost	10
Sublease income	(16)
Short-term lease expense	2
Net lease cost	$72

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2019 are as follows:
Maturities of Lease Liabilities

December 31, 2019
(in millions)
Operating Leases:
2020	$95
2021	93
2022	90
2023	81
2024	23
Thereafter	71
Total lease payments	453
Less: Interest	(38)
Present value of lease liabilities	$415
During December 2018, Equitable Life entered into one additional operating real estate lease with an estimated total base rent of $11 million. This operating lease commenced in August 2019 with a lease term of 10 years.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

December 31, 2019
Weighted-average remaining operating lease term	6 years
Weighted-average discount rate for operating leases	3.10%
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

Year Ended December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$50
The following table presents the Company’s future minimum lease obligation under ASC 840 as of December 31, 2018:

December 31, 2018
Calendar Year	(in millions)
2019	$81
2020	$74
2021	$69
2022	$67
2023	$63
Thereafter	$66
10)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of reinsurance:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Direct premiums	$868	$836	$880
Reinsurance assumed	194	186	195
Reinsurance ceded	(126)	(160)	(171)
Premiums	$936	$862	$904

Direct charges and fee income	$3,821	$3,990	$4,012
Reinsurance ceded	(371)	(467)	(718)
Policy charges and fee income	$3,450	$3,523	$3,294

Direct policyholders’ benefits	$4,339	$3,378	$4,159
Reinsurance assumed	216	219	8
Reinsurance ceded	(436)	(592)	(694)
Policyholders’ benefits	$4,119	$3,005	$3,473
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
Effective February 1, 2018, Equitable Life entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities (“SPDA”) products issued between 1978-2001 and its Guaranteed Growth Annuity (“GGA”) single premium deferred annuity products issued between 2001-2014. As a result of this agreement, Equitable Life transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by Equitable Life to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, Equitable Life applied deposit accounting. Accordingly, Equitable Life recorded the transferred assets of $635 million as a deposit asset recorded in Other assets, net of the ceding commissions paid to the reinsurer.
At December 31, 2019 and 2018, the Company had reinsured with non-affiliates in the aggregate approximately 2.8% and 2.9%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 14.2% and 15.5% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 8.
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives were $2.5 billion and $2.0 billion at December 31, 2019 and 2018, respectively. The estimated fair values increased $475 million and $174 million during 2019 and 2017, respectively, and decreased $8.5 billion during 2018.
At December 31, 2019 and 2018, third-party reinsurance recoverables related to insurance contracts amounted to $2.2 billion. Additionally, $1.6 billion and $1.7 billion of the amounts due from reinsurers related to two specific reinsurers, Zurich Insurance Company Ltd. (AA- rating by S&P), and Paul Revere Life Insurance Company (A rating by S&P).
Third-party reinsurance payables related to insurance contracts were $90 million and $91 million, at December 31, 2019 and 2018, respectively.
The Company cedes substantially all of its group health business to a third-party insurer. Insurance liabilities ceded totaled $56 million and $62 million at December 31, 2019 and 2018, respectively.
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $735 million and $712 million at December 31, 2019 and 2018, respectively.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 12.
11)    LOANS TO AND FROM AFFILIATES
Loans to affiliates
Loans Issued to Holdings
In April 2018, Equitable Life made a $800 million loan to Holdings. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018, Holdings repaid $200 million of this loan. In December 2019, Holdings repaid $300 million. At December 2019, the amount outstanding was $300 million.
In November 2019, Equitable Life made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024.
Loans from affiliates
Senior Surplus Notes Issued to Holdings
On December 28, 2018, Equitable Life issued a $572 million senior surplus note due December 28, 2019 to Holdings, which bears interest at a fixed rate of 3.75%, payable semi-annually. The surplus note is intended to have priority in right of payments and in all other respects to any and all other surplus notes issued by Equitable Life at any time. Equitable Life repaid this note and $4 million of related interest expense on March 5, 2019.

	As of December 31,
	2019	2018
	(in millions)
Loans to affiliates
EQH-AEL internal debt (3.69%, due 2021)	$300	$600
EQH-AEL internal debt (one-month LIBOR + 1.33%, due 2024)	900	—
Total loans to affiliates	$1,200	$600

Loans from affiliates
Senior Notes (3.75%, due 2019)	$—	$572
Total loans from affiliates	$—	$572
12)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Since transactions with related parties may raise potential or actual conflicts of interest between the related party and the Company, Holdings has implemented a related party transaction policy that requires related party transactions to be reviewed and approved by its Audit Committee.
Following the decrease in AXA’s ownership interest in the Company from approximately 39% to approximately 10% on November 13, 2019 (the “November Offering”), AXA and its affiliates (collectively, “AXA Affiliates”) are no longer considered related parties of the Company. Transactions with AXA Affiliates continue to be reported as related party transactions for periods prior to the November Offering. The Company also had entered into related party transactions with other related parties that are described herein.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cost Sharing and General Service Agreements
In the second quarter of 2018, Equitable Life entered into a general services agreement with Holdings whereby Equitable Life will benefit from the services received by Holdings from AXA Affiliates for a limited period following the Holdings IPO under a transition services agreement. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various AXA Affiliates. Equitable Life continues to provide services to Holdings and various AXA Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $73 million and $138 million for the years ended December 31, 2019 and 2018, respectively, and are allocated based on cost center tracking of expenses. The cost centers are approved annually and are updated based on business area needs throughout the year.
Investment Management and Service Fees and Expenses
Equitable FMG, a subsidiary of Equitable Life, provides investment management and administrative services to EQAT, Equitable Premier VIP Trust, 1290 Funds and Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
AXA Investment Managers Inc. (“AXA IM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”) provide sub-advisory services with respect to certain portfolios of EQAT, Equitable Premier VIP Trust and the Other AXA Trusts. Also, AXA IM and AXA Real Estate Investment Managers (“AXA REIM”) manage certain General Account investments. Fees paid to these affiliates are based on investment advisory service agreements with each affiliate.
Effective December 31, 2018, Equitable Life transferred its interest in ABLP, AB Holdings and the General Partner to a newly formed subsidiary and distributed the shares of the subsidiary to its direct parent which subsequently distributed the shares to Holdings (the “AB Business Transfer”). Accordingly, AB’s related party transactions with AXA Affiliates and mutual funds sponsored by AB are reflected as a discontinued operation in the Company’s consolidated financial statements for the year ended December 31, 2018. Investment management and other services provided by AB prior to the AB Business Transfer will continue based upon the Company’s business needs. The Company recorded investment management fee expense from AllianceBernstein of $102 million and $65 million, for the years ended December 31, 2019 and 2018, respectively. See Note 19 for further details of the AB Business Transfer and the discontinued operation.
As December 31, 2019 and 2018, respectively, the Company held approximately $30 million and $36 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2. These legal entities are related parties of Equitable Life. The Company reflects these equity interest in the consolidated Balance Sheets as Other equity investments. The net assets of these unconsolidated VIEs are approximately $974 million and $784 million at December 31, 2019 and 2018, respectively. The Company also has approximately $20 million and $30 million of unfunded commitments at December 31, 2019 and 2018, respectively with these legal entities.
Distribution Revenue and Expenses with Affiliates
Equitable Distributors receives commissions and fee revenue from Equitable America for sales of its insurance products. The commissions and fees earned from Equitable America are based on the various selling agreements.
Equitable Life pays commissions and fees to AXA Distribution Holding Corporation and its subsidiaries (“AXA Distribution”) for sales of insurance products. The commissions and fees paid to AXA Distribution are based on various selling agreements.
Insurance-Related Transactions with Affiliates
GMxB Unwind
Prior to April 2018, Equitable Life ceded the following to AXA RE Arizona, an indirect, wholly-owned subsidiary of Holdings: (i) a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”); (ii) a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims; and (iii) a 90% quota share of level premium term insurance issued by Equitable Life on or after March 1, 2003 through

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by Equitable Life on or after June 1, 2003 through June 30, 2007.
On April 12, 2018, Equitable Life completed the unwind of the reinsurance previously provided to Equitable Life by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all of the business previously ceded to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company (“EQ AZ Life Re”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly-owned subsidiary of Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona was merged with and into Equitable Life. Following AXA RE Arizona’s merger with and into Equitable Life, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future Equitable Life may reinsure the GMxB Business with third parties.
AXA RE Arizona novated the Life Business from AXA RE Arizona to EQ AZ Life Re as part of the GMxB Unwind. As a result, EQ AZ Life Re reinsures a 90% quota share of level premium term insurance issued by Equitable Life on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by Equitable Life on or after June 1, 2003 through June 30, 2007 and the Excess Risks.
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
Significant non-cash transactions involved in the GMxB Unwind included: (a) the increase in total investments includes non-cash activities of $7.6 billion for assets received related to the recapture transaction; (b) cancellation of the $300 million surplus note between the Company and AXA RE Arizona; and (c) settlement of the intercompany receivables/payables to AXA RE Arizona of $270 million. In addition, upon merging the remaining assets of AXA Re Arizona into Equitable Life, $1.2 billion of deferred tax assets were recorded on the balance sheet through an adjustment to Capital in excess of par value.
The reinsurance arrangements with EQ AZ Life Re provide important capital management benefits to Equitable Life. At December 31, 2019, the Company’s GMIB reinsurance contract asset with EQ AZ Life Re had carrying values of $327 million and is reported in GMIB contract reinsurance asset, at fair value in the consolidated balance sheets.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Ceded premiums and policy fee income in 2019 and 2018 totaled approximately $62 million and $100 million, respectively. Ceded claims paid in 2019 and 2018 were $52 million and $78 million, respectively.
Prior to April 2018, Equitable Life reinsured to AXA RE Arizona, a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA RE Arizona also reinsured a 90% quota share of level premium term insurance issued by Equitable Life on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by Equitable Life on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA RE Arizona provided important capital management benefits to Equitable Life. At December 31, 2017, the Company’s GMIB reinsurance contract asset with AXA RE Arizona had a carrying value of $8.6 billion and was reported in GMIB reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2017 totaled approximately $454 million. Ceded claims paid in 2017 were $213 million.
Reinsurance Assumed from AXA Affiliates
Prior to 2019, AXA Global Life retroceded a quota share portion of certain life and health risks of various AXA Affiliates to Equitable Life and Equitable America on a one-year term basis. The agreement was closed effective December 31, 2018. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to Equitable Life.
Premiums earned in 2019, 2018 and 2017 were $19 million, $20 million and $20 million, respectively. Claims and expenses paid in 2019, 2018 and 2017 were $6 million, $8 million, and $5 million, respectively.
Reinsurance Ceded to AXA Affiliates
Equitable Life entered into a stop loss reinsurance agreement with AXA Global Life (“AGL”) to protect Equitable Life with respect to a deterioration in its claims experience following the occurrence of an extreme mortality event.
Equitable Life also accepts certain retrocession policies through reinsurance agreements with various reinsurers and retrocedes to AGL the excess of its first retention layer.
The Company’s subsidiaries entered into a Life Catastrophe Excess of Loss Reinsurance Agreement (the “Excess of Loss Agreement”) with a number of subscribing reinsurers, which included AGL. AGL participated as a subscribing reinsurer with 5% of the pool, pro rata, across the upper and lower layers through the contract period ending March 31, 2018.
Premiums and expenses paid for the above agreements in 2019, 2018 and 2017 were $3 million, $4 million, and $4 million, respectively.
On September 12, 2018, AXA Group acquired XL Catlin. Prior to the acquisition, Equitable Life had ceded part of our disability income business to XL Catlin and as of December 31, 2019 and 2018, the reserves ceded were $104 million and $93 million, respectively.
Investments in Unconsolidated Equity Interests in AXA Affiliates
As December 31, 2019 and 2018, respectively, the Company held approximately $229 million and $237 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2. These legal entities are related parties of Equitable Life. The Company reflects these equity interest in the consolidated Balance Sheets as Other equity investments. The net assets of these unconsolidated VIEs are approximately $10 billion and $9 billion at December 31, 2019 and 2018, respectively. The Company also has approximately $205 million and $249 million of unfunded commitments at December 31, 2019 and 2018, respectively with these legal entities.
Assumption by Holdings of Obligations of AXA Financial to Equitable Life
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. As a result, Holdings assumed AXA Financial’s obligations with respect to the Company, including obligations related to certain benefit plans.
In March 2018, Equitable Life sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million and the elimination of $202 million of long-term debt from the Company’s consolidated balance sheets at December 31, 2018.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues and Expenses for 2019, 2018 and 2017
The table below summarizes the fees received/paid by the Company and the expenses reimbursed to/from the Company in connection with certain services described above for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
	2019	2018	2017
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, Equitable Premier VIP Trust, 1290 Funds and Other AXA Trusts	$669	$727	$720
General services provided to affiliates (1)	460	463	439
Amounts received or accrued for commissions and fees earned for sale of Equitable America’s insurance products	39	44	45
Total	$1,167	$1,234	$1,204

Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by AXA Equitable Distribution	$573	$613	$608
General services provided by affiliates (1)	76	109	186
Investment management services provided by AXA IM, AXA REIM and AXA Rosenberg	5	2	5
Total	$654	$724	$799
____________
(1) Includes AXA Affiliates and affiliates of Holdings.
Contribution to the Equitable Foundation
In November 2019, Equitable Life made a $25 million funding contribution to the Equitable Foundation. The Equitable Foundation is the philanthropic arm of Equitable Life.
13)    EMPLOYEE BENEFIT PLANS
Equitable Life sponsors the following employee benefit plans:
401(k) Plan
Equitable Life sponsors the AXA Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for both a company contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $22 million, $19 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively. In December 2018 the Company announced a 3% Company match for the AXA Equitable 401(k) Plan beginning January 1, 2019. This match will supplement the existing Company contribution on eligible compensation.
Pension Plan
Equitable Life also sponsors the AXA Equitable Retirement Plan (the “AXA Equitable QP”), a frozen qualified defined benefit pension plan covering its eligible employees and financial professionals. This pension plan is non-contributory, and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average income over a specified period in the plan. Effective December 31, 2015, primary liability for the obligations of Equitable Life under the AXA Equitable QP was transferred from Equitable Life to AXA Financial, and upon the merger of AXA Financial into Holdings, Holdings assumes primary liability under terms of an Assumption Agreement. Equitable Life remains secondarily liable for its obligations under the AXA Equitable QP and would recognize such liability in the event Holdings does not perform under the terms of the Assumption Agreement.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The AXA Equitable QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2019, 2018 and 2017, expenses related to the plan were $21 million, $60 million and $27 million, respectively.
The following table presents the funded status of the plan:

		As of December 31,
		2019	2018
		(in millions)
Legal Name of Plan: AXA Equitable Retirement Plan	EIN# 13-5570651
Total Plan Assets		$2,159	$1,993
Accumulated Benefit Obligation		$2,160	$2,039

Funded Status		99.9%	97.8%
Other Benefit Plans
Equitable Life also sponsors a non-qualified retirement plan, a medical and life retiree plan, a post-employment plan and deferred compensation plan. The expenses related to these plans were $47 million, $70 million and $37 million for the years ended December 31, 2019, 2018 and 2017, respectively.
14)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for 2019, 2018 and 2017 for share-based payment arrangements as further described herein are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Performance Shares	$10	$12	$18
Stock Options	3	2	1
AXA Shareplan	—	—	9
Restricted Stock Unit Awards	15	16	2
Other Compensation Plans (1)	—	—	—
Total Compensation Expenses	$28	$30	$30
____________
(1) Includes stock appreciation rights and employee stock purchase plans.
Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”) and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Omnibus Plan”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the 2018 and 2019 Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2019, the common stock reserved and available for issuance under the 2018 and 2019 Omnibus Plans was 12.5 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Equitable Life’s Participation in Holdings’ Equity Award Plans
Equitable Life’s employees, financial professionals and directors in 2019 and 2018 were granted equity awards under the 2019 and 2018 Omnibus Plans with the exception of the Holdings restricted stock units (“Holdings RSUs”) granted to financial professionals in 2018. All grants discussed in this section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals in 2019 and 2018 which will be settled in cash.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, Holdings applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2019 and 2018 grants were considered immaterial in the recognition of compensation cost.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Annual Awards Under 2019 and 2018 Equity Programs
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ 2019 and 2018 equity programs consisted of a mix of equity vehicles including Holdings restricted stock units (“RSUs”), Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
Holdings RSUs
Holdings RSUs granted to Equitable Life employees under the 2019 and 2018 equity programs vest ratably in equal annual installments over a three-year period. The fair value of the awards was measured using the closing price of the Holdings share on the grant date, and the resulting compensation expense will be recognized over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Cash-settled Holdings RSUs granted to eligible Equitable Life financial professionals under the 2019 and 2018 equity programs vest ratably in equal installments over a three-year period. The cash payment for each RSU will equal the average closing price for a Holdings share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings share at the close of each reporting period.
Holdings Stock Options
Holdings stock options granted to Equitable Life employees under the 2019 and 2018 equity programs have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries. The total grant date fair value of Holdings stock options will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Holdings Performance Shares
Holdings performance shares granted to Equity Life’s employees under the 2019 and 2018 equity programs are subject to performance conditions and a three-year cliff-vesting. The performance shares consist of two distinct tranches; one based on Holding’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares will be established once all of Holdings’ applicable Non-GAAP ROE targets are determined and approved.
The grant-date fair value of the TSR Performance Shares was measured using a Monte Carlo approach. Under the Monte Carlo approach, stock returns were simulated for Holdings and the selected peer companies to estimate the payout percentages established by the conditions of the award. The aggregate grant-date fair value of the unearned TSR Performance Shares will be recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Director Awards
Holdings granted unrestricted Holdings shares to non-employee directors of Holdings, Equitable Life in 2019 and 2018. The fair value of these awards was measured using the closing price of Holdings shares on the grant date. These awards immediately vest and all compensation expense is recognized at the grant date.
One-Time Awards Granted in 2018
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other R&P employees in the form of 722 thousand Holdings RSUs. Fifty percent of the Holdings RSUs will vest based on service over a two-year period from the IPO date (the “Service Units”), and fifty percent t will vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The grant-date fair value of half of the Performance Units, was at the $20 IPO price for a Holdings share as employees are still able to vest in these awards even if the share price growth targets are not achieved. The resulting compensation expense is recognized over the five-year requisite service period. The grant-date fair value of $16.47 was used to value the remaining half of the Performance Units that are subject to risk of forfeiture for non-achievement of the Holdings share price conditions. The grant date fair value was measured using Monte Carlo simulation from which a five-year requisite service period was derived, representing the median of the distribution of stock price paths on which the market condition is satisfied.
Special IPO Grant
Also, on May 9, 2018, Holdings made a grant of 357 thousand Holdings RSUs to Equitable Life employees and financial professionals, or 50 restricted stock units to each eligible individual, that cliff vested on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings share and all compensation expense was recognized as of November 9, 2018.
Prior Equity Award Grants and Settlements
In 2017 and prior years, equity awards for employees, financial professional and directors were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
Employees were granted AXA ordinary share options each year under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”). There is no limitation in the Stock Option Plan on the number of shares that may be issued pursuant to option or other grants.
Employees were also granted AXA performance shares under the AXA International Performance Shares Plan established for each year (the “Performance Share Plan”) and financial professionals were granted performance units under the AXA Advisors Performance Unit Plan established for each year.
The fair values of these prior awards are measured at the grant date by reference to the closing price of the AXA ordinary share, and the result, as adjusted for achievement of performance targets and pre-vesting forfeitures, generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards that are settled in cash. The fair value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2019 and 2018 was $43 million and $32 million, respectively.
2017 Performance Shares Grant
Under the terms of the 2017 Performance Share Plan, AXA awarded performance shares to Equitable Life employees. The extent to which 2017-2019 cumulative performance targets measuring the performance of AXA and select businesses are achieved will determine the number of performance shares earned. For all Equitable Life employees, the number of performance shares earned may vary between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the fourth anniversary of the award date.
2017 Performance Units Grant
Under the terms of the AXA Advisors Performance Unit Plan performance units were granted to Equitable Life financial professionals. The performance units will be cash settled and are remeasured until settlement of the awards. The performance units will be earned based on meeting pre-established performance metrics tied to achievement of specific sale and earnings goals. For all awards, the number of performance units earned may vary between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the fourth anniversary of the award date.
2017 Stock Options Grant
On June 21, 2017, 0.5 million options to purchase AXA ordinary shares were granted to Equitable Life employees under the terms of the Stock Option Plan with a ten-year term. All of those options have a five-year graded schedule, with one-third vesting on each of the third, fourth, and fifth anniversaries of the grant date. Of the total awarded on June 21, 2017, 0.3 million are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Grants
Prior to the IPO, non-officer directors of Holdings and certain subsidiaries were granted restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually under The Equity Plan for Directors.
The Company has also granted AXA restricted stock units (“AXA RSUs”) to certain executives. The AXA RSUs are phantom AXA ordinary shares that, once vested, entitle the recipient to a cash payment based on the average closing price of the AXA ordinary share over the twenty trading days immediately preceding the vesting date.
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2019 follows:

	Options Outstanding
	EQH Shares		AXA Ordinary Shares		AXA ADRs (2)
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2019	835	$21.34	2,609	€18.20	15	$15.37
Options granted	1,251	$18.74	156	€21.60	—	$—
Options exercised	23	$21.34	856	€16.40	15	$15.37
Options forfeited, net	133	$20.29	182	€19.72	—	$—
Options expired	—	$—	—	€—	—	$—
Options Outstanding at December 31, 2019	1,930	$19.73	1,727	€20.09	—	$—
Aggregate Intrinsic Value (1)		$9,755		€8,661		$—
Weighted Average Remaining Contractual Term (in years)	8.85		5.20		—
Options Exercisable at December 31, 2019	250	$21.34	1,527	€19.74	—	$—
Aggregate Intrinsic Value (1)		$859		€8,207		$—
Weighted Average Remaining Contractual Term (in years)	8.43		4.85		—
____________

(1)
Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2019 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher then market prices, intrinsic value is shown as zero.

(2)
AXA ordinary shares will be delivered to participants in lieu of AXA ADRs at exercise or maturity. For the purpose of estimating the fair value of Holdings and AXA stock option awards, the Black-Scholes is used. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase Holdings and AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2019, 2018 and 2017.

	EQH Shares (1)		AXA Ordinary Shares (2)
	2019	2018	2019	2018	2017
Dividend yield	2.77%	2.44%	NA	NA	6.49%
Expected volatility	25.70%	25.40%	NA	NA	26.6%
Risk-free interest rates	2.49%	2.83%	NA	NA	0.33%
Expected life in years	5.8	9.7	NA	NA	8.1
Weighted average fair value per option at grant date	$3.82	$4.61	NA	NA	$2.06
____________

(1)
The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.

(2)
The expected AXA dividend yield is based on market consensus. AXA share price volatility is estimated on the basis of implied volatility, which is checked against an analysis of historical volatility to ensure consistency. The risk-free interest rate

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

is based on the Euro Swap Rate curve for the appropriate term. The effect of expected early exercise is taken into account through the use of an expected life assumption based on historical data.

As of December 31, 2019, approximately $0.4 million of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Equitable Life over a weighted-average period of 0.7 years. Approximately $3 million of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Equitable Life over a weighted average period of 0.8 years.
Restricted Awards
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award. For liability-classified cash-settled Holdings and AXA RSUs, fair value is remeasured at the end of each reporting period.
At December 31, 2019, approximately 1.8 million Holdings RSUs and AXA ordinary share unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $19 million and is expected to be recognized over a weighted-average period of 1.08 years.
Following table summarizes Holdings restricted share units and AXA ordinary share unit activity for 2019.

	Shares of Holdings Restricted Stock	Weighted Average Grant Date Fair Value	Shares of AXA Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	1,259,059	$21.00	48,334	$20.38
Granted	1,007,057	$18.22	—	$—
Forfeited	125,915	$19.74	—	$—
Vested	334,900	$20.51	29,054	$21.35
Unvested as of December 31, 2019	1,805,301	$19.35	19,280	$19.20
Performance Awards
At December 31, 2019, approximately 2.5 million Holdings and AXA performance awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $10 million and is expected to be recognized over a weighted-average period of 0.64 years.
The following table summarizes Holdings and AXA performance awards activity for 2019.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2019	166,552	$23.17	3,159,577	$20.10
Granted	243,041	$19.67	149,757	$20.70
Forfeited	25,952	$21.77	210,329	$20.20
Vested	—	$—	944,945	$20.23
Unvested as of December 31, 2019	383,641	$21.05	2,154,059	$20.08
Employee Stock Purchase Plans
Holdings Stock Purchase Plan
Under the Equitable Holdings, Inc. Stock Purchase Program (“SPP”) participants are able to contribute up to 100% of their eligible compensation and receive a matching contribution in cash equal to 15% of their payroll contribution, which is used to purchase Holdings shares. Purchases are made at the end of each month at the prevailing market rate.
AXA Shareplan 2017
In 2017, eligible employees of participating AXA subsidiaries were offered the opportunity to purchase newly issued AXA ordinary shares, subject to plan limits, under the terms of AXA Shareplan 2017. Investment Option A permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of €20.19 per share. Investment

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Option B permitted participants to purchase AXA ordinary shares at an 8.98% formula discounted price of €22.96 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. All subscriptions became binding and irrevocable on October 17, 2017.
15)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$295	$234	$(6)
Deferred (expense) benefit	289	212	1,216
Total	$584	$446	$1,210

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%, 21% and 35% for 2019, 2018 and 2017, respectively. The sources of the difference and their tax effects are as follows:

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Expected income tax (expense) benefit	$510	$311	$(542)
Noncontrolling interest	1	(1)	—
Non-taxable investment income	73	104	241
Tax audit interest	(14)	(11)	(6)
State income taxes	(2)	(1)	(3)
Tax settlements/uncertain tax position release	12	—	221
Change in tax law	—	46	1,308
Other	4	(2)	(9)
Income tax (expense) benefit	$584	$446	$1,210

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional estimates for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) in 2017 and refined those estimates in 2018. The impact of the Tax Reform Act primarily related to the revaluation of deferred tax assets and liabilities.
During the second quarter of 2017, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2008 and 2009 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $221 million.
The components of the net deferred income taxes are as follows:

	As of December 31,
	2019		2018
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$51	$—	$47	$—
Net operating loss	44	—	239	—
Reserves and reinsurance	944	—	16	—
DAC	—	716	—	864
Unrealized investment gains (losses)	—	639	123	—
Investments	640	—	622	—
Tax credits	—	—	314	—
Other	—	73	14	—
Total	$1,679	$1,428	$1,375	$864

The Company had $314 million of AMT credits for the year ended December 31, 2018 and expects those credits to be currently utilized or refunded.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance at January 1,	$273	$205	$444
Additions for tax positions of prior years	24	98	28
Reductions for tax positions of prior years	—	(30)	(234)
Settlements with tax authorities	—	—	(33)
Balance at December 31,	$297	$273	$205

Unrecognized tax benefits that, if recognized, would impact the effective rate	$222	$202	$172

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2019 and 2018 were $55 million and $41 million, respectively. For 2019, 2018 and 2017, respectively, there were $14 million, $18 million and $(44) million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2019, tax years 2010 and subsequent remain subject to examination by the IRS.
16)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in income (loss). The balances for the past three years follow:

	December 31,
	2019	2018	2017
	(in millions)
Unrealized gains (losses) on investments (1)	$1,597	$(484)	$581
Defined benefit pension plans (2)	(5)	(7)	(51)
Total accumulated other comprehensive income (loss) from continuing operations	1,592	(491)	530
Less: Accumulated other comprehensive income (loss) attributable to discontinued operations, net of noncontrolling interest	—	—	(68)
Accumulated other comprehensive income (loss) attributable to Equitable Life	$1,592	$(491)	$598
____________

(1)	2018 includes a $86 million decrease to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.

(2)	2018 includes a $3 million increase to Accumulated other comprehensive loss from the impact of adoption of ASU 2018-02.
The components of OCI, net of taxes for the years ended December 31, 2019, 2018 and 2017, net of tax, follow:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year (3)	$3,052	$(1,663)	$741
(Gains) losses reclassified to Net income (loss) during the year (1)	(160)	(4)	8
Net unrealized gains (losses) on investments	2,892	(1,667)	749
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(811)	437	(165)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $547, $(310), and $244)	2,081	(1,230)	584
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (2)	2	(4)	(5)
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $0, and $(2))	2	(4)	(5)
Total other comprehensive income (loss), net of income taxes from continuing operations	2,083	(1,234)	579
Other comprehensive income (loss) from discontinued operations, net of income taxes (3)	—	—	23
Other comprehensive income (loss) attributable to Equitable Life	$2,083	$(1,234)	$602
____________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(43) million, $(1) million and $(5) million for the years ended December 31, 2019, 2018 and 2017, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)
These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 13). Reclassification amounts presented net of income tax expense (benefit) of $0 million, $0 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Includes reclassification related to Discontinued Operations in 2017.
Investment gains and losses reclassified from AOCI to Net income (loss) primarily consist of realized gains (losses) on sales and OTTI of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to Net income (loss) as related to defined benefit plans primarily consist of amortizations of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
17)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Life implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a class-wide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs.  In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Life’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 and is pending in Connecticut Superior Court, Judicial District of Stamford. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Life’s COI rate increase. In early 2016, Equitable Life raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Life in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against Equitable Life and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consumer protection statutes and common law fraud. Three actions are also pending against Equitable Life in New York state court. Equitable Life is vigorously defending each of these matters.
Obligations under Funding Agreements
As a member of the FHLBNY, Equitable Life has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require Equitable Life to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Life issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability, and cash management purposes. Equitable Life issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes.
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. Equitable Life has purchased FHLBNY stock of $322 million and pledged collateral with a carrying value of $9.8 billion as of December 31, 2019.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.
Change in FHLBNY Funding Agreements during the Years Ended December 31, 2019 and 2018

	Outstanding Balance at December 31, 2018	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at December 31, 2019
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,640	$29,330	$26,420	$58	$4,608
Long-term funding agreements:
Due in years two through five	1,569	—	—	77	1,646
Due in more than five years	781	—	—	(135)	646
Total long-term funding agreements	2,350	—	—	(58)	2,292
Total funding agreements (1)	$3,990	$29,330	$26,420	$—	$6,900

	Outstanding Balance at December 31, 2017	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at December 31, 2018
	(in millions)
Short-term funding agreements:
Due in one year or less	$500	7,980	$6,990	$150	$1,640
Long-term funding agreements:
Due in years two through five	1,621	—	—	(52)	1,569
Due in more than five years	879	—	—	(98)	781
Total long-term funding agreements	2,500	—	—	(150)	2,350
Total funding agreements (1)	$3,000	$7,980	$6,990	$—	$3,990
____________

(1)
The $9 million, $11 million and $14 million difference between the funding agreements carrying value shown in fair value table for 2019, 2018 and 2017, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements’ borrowing rates.

Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At December 31, 2019, these arrangements include commitments by the Company to provide equity financing of $1 billion (including $225 million with affiliates ) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, the Company owns single premium annuities issued by previously wholly-owned life insurance subsidiaries. The Company has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly-owned subsidiaries be unable to meet their obligations. Management believes the need for the Company to satisfy those obligations is remote.
The Company had $17 million of undrawn letters of credit related to reinsurance at December 31, 2019. The Company had $260 million of commitments under existing mortgage loan agreements at December 31, 2019.
Pursuant to certain assumption agreements (the “Assumption Agreements”), AXA Financial legally assumed primary liability from Equitable Life for all current and future liabilities of Equitable Life under certain employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits as well as under the AXA Equitable Retirement plan, a frozen qualified pension plan. Equitable Life remains secondarily liable for its obligations under these plans and would recognize such liabilities in the event AXA Financial does not perform under the terms of the Assumption Agreements. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. See Note 1 for further information.
18)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2019, 2018 and 2017, respectively, Equitable Life’s statutory net income (loss) totaled $3.9 billion, $3.1 billion and $748 million. Statutory surplus, Capital stock and Asset Valuation Reserve (“AVR”) totaled $8.7 billion and $7.9 billion at December 31, 2019 and 2018, respectively. At December 31, 2019, Equitable Life, in accordance with various government and state regulations, had $58 million of securities on deposit with such government or state agencies.
In 2019, Equitable Life paid to its direct parent which subsequently distributed such amount to Holdings an ordinary shareholder dividend of $1.0 billion. In 2018, Equitable Life paid to its direct parent which subsequently distributed such amount to Holdings an ordinary shareholder dividend of $1.1 billion. Also, in 2018, Equitable Life transferred its interests in ABLP, AB Holding and the General Partner to Alpha Units Holdings, Inc., a newly formed subsidiary, and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). The AB Ownership transfer was considered an extraordinary dividend of $1.7 billion representing the equity value of Alpha Units Holdings, Inc. In connection with the AB Ownership Transfer, Equitable Life paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. Equitable Life repaid the outstanding principal balance of the surplus note in March 2019.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of New York State, Equitable Life is subject to restrictions as to the amounts the Company may pay as dividends and amounts the Company may repay of surplus notes to Holdings.
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
In applying the Standards, Equitable Life could pay ordinary dividends up to approximately $2.4 billion during 2020.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intercompany Reinsurance
The company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2019, EQ AZ Life Re holds $1.2 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.1 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices
At December 31, 2019 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2019.
The Company cedes a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (g) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (h) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; and (i) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents AB’s revenues recognized in 2018 and 2017, disaggregated by category:

	Years Ended December 31,
	2018	2017
	(in millions)
Investment management, advisory and service fees:
Base fees	$2,156	$2,025
Performance-based fees	118	95
Research services	439	450
Distribution services	419	412
Other revenues:
Shareholder services	76	75
Other	35	42
Total investment management and service fees	$3,243	$3,099
Transactions Ongoing after Distribution
After the AB Business Transfer, services provided by AB will consist primarily of an investment management service agreement and will be included in investment expenses and identified as a related party transaction.
Discontinued Operations
The following table presents the amounts related to the Net income (loss) of AB that has been reflected in Discontinued operations:

	Years Ended December 31,
	2018	2017
	(in millions)
REVENUES
Net derivative gains (losses)	$12	$(24)
Net investment income (loss)	24	142
Investment management and service fees	3,243	3,099
Other income	—	—
Total revenues	$3,279	$3,217

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	$1,370	$1,307
Commissions and distribution related payments	427	415
Interest expense	8	6
Other operating costs and expenses	727	789
Total benefits and other deductions	2,532	2,517
Income (loss) from discontinued operations, before income taxes	747	700
Income tax (expense) benefit	(69)	(82)
Net income (loss) from discontinued operations, net of taxes	678	618
Less: Net (income) loss attributable to the noncontrolling interest	(564)	(533)
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	$114	$85

20)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests were:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of period	$39	$25	$10
Net earnings (loss) attributable to redeemable noncontrolling interests	5	(2)	1
Purchase/change of redeemable noncontrolling interests	(5)	16	14
Balance, end of period	$39	$39	$25
21)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The unaudited quarterly financial information for the years ended December 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
2019
Total revenues	$690	$2,071	$1,946	$441
Total benefits and other deductions	$1,680	$1,753	$2,383	$1,762
Net income (loss)	$(828)	$265	$(262)	$(1,021)

2018
Total revenues	$1,139	$1,621	$27	$4,164
Total benefits and other deductions	$1,512	$4,278	$763	$1,879
Net income (loss)	$(264)	$(2,084)	$(509)	$1,936
Net Income (Loss) Volatility
With the exception of the GMxB Unwind during the second quarter of 2018 that is further described in Note 12, the fluctuation in the Company’s quarterly Net income (loss) during 2019 and 2018 is not due to any specific events or transactions, but instead is driven primarily by the impact of changes in market conditions on the Company’s liabilities associated with GMxB features embedded in its variable annuity products, partially offset by derivatives the Company has in place to mitigate the movement in those liabilities. As those derivatives do not qualify for hedge accounting treatment, volatility in Net income (loss) result from the changes in fair value of the derivatives being recognized in the period in which they occur, with offsetting changes in the liabilities being partially recognized in the current period. An additional source of Net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See Note 2, Significant Accounting Policies— Assumption Updates, for further detail of the impact of assumption updates on Net income (loss) in 2019 and 2018.
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

22)     SUBSEQUENT EVENTS
None.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2019

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed Maturities:
U.S. government, agencies and authorities	$14,385	$15,231	$14,385
State, municipalities and political subdivisions	584	649	584
Foreign governments	460	490	460
Public utilities	4,618	4,895	4,618
All other corporate bonds	37,729	39,569	37,729
Residential mortgage-backed	161	173	161
Asset-backed	843	844	843
Redeemable preferred stocks	498	511	498
Total fixed maturities	59,278	62,362	59,278
Mortgage loans on real estate (2)	12,090	12,317	12,090
Real estate held for the production of income	27	27	27
Policy loans	3,270	4,199	3,270
Other equity investments	1,149	1,149	1,149
Trading securities	6,376	6,598	6,598
Other invested assets	2,129	2,129	2,129
Total Investments	$84,319	$88,781	$84,541
______________

(1)
Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by valuation allowance.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2019
Life insurance in-force	$392,420	$66,770	$31,699	$357,349	8.9%

Premiums:
Life insurance and annuities	$825	$99	$185	$911	20.3%
Accident and health	43	27	9	25	36.0%
Total Premiums	$868	$126	$194	$936	20.7%

2018
Life insurance in-force	$390,374	$69,768	$30,322	$350,928	8.6%

Premiums:
Life insurance and annuities	$787	$128	$177	$836	21.2%
Accident and health	49	32	9	26	34.6%
Total Premiums	$836	$160	$186	$862	21.6%

2017
Life insurance in-force	$392,926	$73,843	$30,300	$349,383	8.7%

Premiums:
Life insurance and annuities	$826	$135	$186	$877	21.2%
Accident and health	54	36	9	27	33.3%
Total Premiums	$880	$171	$195	$904	21.6%
______________

(1)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were not effective as of December 31, 2019 due to a material weakness in internal control over financial reporting, as described below.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances.
As a result, misstatements in the Company’s previously issued annual and interim financial statements were:

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
Until remediated, there is a reasonable possibility that this material weakness could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019.
Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.
Remediation Status of Material Weaknesses
As previously reported, for the annual period ended December 31, 2018, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. At that time, the Company did not:
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
As of December 31, 2019, management has completed the remediation activities summarized below. For the material weakness related to insufficient personnel and journal entry process, management has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls. As a result, the Company concluded that it had remediated the material weakness related to insufficient personnel and journal entry process as of that date. For the material weakness related to Actuarial Models, Assumptions and Data, management has implemented and tested new or enhanced controls as described below, but determined that further sustained testing is necessary.
Remediation Activities: Material Weakness Related to Actuarial Models, Assumptions and Data

•	We have designed, implemented and tested an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•	We have designed, implemented and tested enhanced controls and governance processes for new model implementations.

•	We have designed, implemented and tested enhanced controls for model changes.

•	We have designed, implemented and tested enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.

•	We have designed, implemented and tested new controls and are redesigning certain of these controls to validate the reliability of significant data flows feeding actuarial models and assumptions
Given that certain controls noted above have only operated effectively in one financial closing cycle during the year, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Remediation Activities: Material Weakness Related to Insufficient Personnel and Journal Entry Process

•
With respect to insufficient personnel, we have strengthened our finance team by adding approximately 25 employees to the Accounting and Financial Reporting areas. These additional resources have provided additional requisite skills and experience needed to support a “public-company accounting and reporting environment” standard, with the majority possessing a CPA license, “Big 4” public accounting experience, and/or prior working experience in public-company finance roles. We have conducted both specific job-related training and general training on SOX controls and U.S. GAAP-related technical topics to new and existing staff.

•
To improve controls over journal entries, a less controlled secondary process that was used for consolidating certain entities, reflecting adjustments to prior periods, has been eliminated. Beginning with third quarter 2018, all journal entries are recorded in the Company’s general ledger and the secondary process is no longer necessary.

•	We have enhanced the controls over journal entries through the implementation of new standards designed to ensure effective review and approval of journal entries with sufficient supporting documentation.

•
We have designed, implemented and tested new management review controls within the period end financial reporting process that operate at a level of precision sufficient to detect errors that could result in a material misstatement.

Changes in Internal Control Over Financial Reporting
Except with respect to our remedial actions described above, there have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Omitted pursuant to General Instruction I to Form 10-K.
Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") serves as the principal external auditing firm for our parent company. Subsidiaries, including Equitable Life, are allocated PwC fees attributable to services rendered by PwC to each subsidiary. PwC fees allocated to Equitable Life along with a description of the services rendered by PwC to Equitable Life are detailed below for the periods indicated.

	Years Ended December 31,
	2019	2018
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$5	$7
Audit-related fees	2	3
Tax fees	—	—
All other fees	—	—
Total (1)	$7	$10

Audit related fees in both years principally consist of fees for audits of financial statements of certain employee benefit plans, internal control related reviews and services and accounting consultation.
Tax fees consist of fees for tax preparation, consultation and compliance services.
All other fees consist of miscellaneous non-audit services.
Equitable Life audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $200,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.
All services provided by PwC in 2019 were pre-approved in accordance with the procedures described above.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
Part IV, Item 16.

FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Charter of Equitable Life, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference
3.2	By-laws of Equitable Life, as amended September 7, 2004	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith
31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith
32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith
32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2020.

AXA EQUITABLE LIFE INSURANCE COMPANY

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 12, 2020.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director
Mark Pearson

/s/ Anders B. Malmström	Senior Executive Director and Chief Financial Officer
Anders B. Malmström

/s/ William Eckert	Managing Director and Chief Accounting Officer
William Eckert

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Director
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Ramon de Oliveira	Chairman of the Board
Ramon de Oliveira

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G.T. Stonehill	Director
Charles G.T. Stonehill