Form 10-Q
period 2020-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2020-05-13
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-20501
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
REDUCED DISCLOSURE FORMAT
AXA Equitable Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including equity market declines and volatility, interest rate fluctuations and changes in liquidity, access to and cost of capital and the impact of COVID-19 and related economic conditions; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, information systems failing or being compromised, our separation and rebranding, strong industry competition and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults, errors or omissions by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity, morbidity and lapse experience differing from pricing expectations or reserves, amortization of Deferred Policy Acquisition Costs (“DAC”) and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Life’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,331 and $59,278) (allowance for credit losses of $2 at March 31, 2020)	$66,371	$62,362
Mortgage loans on real estate (net of allowance for credit losses of $46 at March 31, 2020)	12,106	12,090
Policy loans	3,255	3,270
Other equity investments (1)	1,210	1,149
Trading securities, at fair value	6,076	6,598
Other invested assets	1,595	2,156
Total investments	90,613	87,625
Cash and cash equivalents	7,492	1,492
Deferred policy acquisition costs	4,068	4,337
Amounts due from reinsurers (allowance for credit losses of $6 at March 31, 2020)	3,031	3,001
Loans to affiliates	1,200	1,200
GMIB reinsurance contract asset, at fair value	3,305	2,466
Current and deferred income taxes	—	224
Other assets	5,000	3,050
Separate Accounts assets	104,132	124,646
Total Assets	$218,841	$228,041

LIABILITIES
Policyholders’ account balances	$52,385	$55,421
Future policy benefits and other policyholders' liabilities	37,830	33,976
Broker-dealer related payables	473	428
Amounts due to reinsurers	75	105
Current and deferred income taxes	1,637	—
Other liabilities	3,396	1,768
Separate Accounts liabilities	104,132	124,646
Total Liabilities	$199,928	$216,344
Redeemable noncontrolling interest (2)	$32	$39
Commitments and contingent liabilities (Note 13)

EQUITY
Equity attributable to Equitable Life:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,811	7,809
Retained earnings	7,953	2,242
Accumulated other comprehensive income (loss)	3,106	1,592
Total equity attributable to Equitable Life	18,872	11,645
Noncontrolling interest	9	13
Total Equity	18,881	11,658
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$218,841	$228,041

______________

(1)	See Note 2 for details of balances with variable interest entities.

(2)	See Note 12 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

	Three Months Ended March 31,
	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$904	$859
Premiums	236	232
Net derivative gains (losses)	9,533	(1,555)
Net investment income (loss)	591	904
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(12)	—
Other investment gains (losses), net	67	(8)
Total investment gains (losses), net	55	(8)
Investment management and service fees	252	248
Other income	17	10
Total revenues	11,588	690

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,597	819
Interest credited to policyholders’ account balances	289	269
Compensation and benefits	80	82
Commissions	161	157
Interest expense	—	4
Amortization of deferred policy acquisition costs	1,058	165
Other operating costs and expenses	213	184
Total benefits and other deductions	4,398	1,680
Income (loss) from continuing operations, before income taxes	7,190	(990)
Income tax (expense) benefit	(1,454)	162
Net income (loss)	5,736	(828)
Less: Net income (loss) attributable to the noncontrolling interest	(7)	2
Net income (loss) attributable to Equitable Life	$5,743	$(830)

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,736	$(828)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	1,514	764
Other comprehensive income (loss), net of income taxes	1,514	764

Comprehensive income (loss) (2)	7,250	(64)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (2)	(7)	2
Comprehensive income (loss) attributable to Equitable Life (3)	$7,257	$(66)
_____________

(1)	See Note 11 for details of Change in unrealized gains (losses), net of adjustments.

(2)	Amount as of March 31, 2019 was reclassified to conform to the current year’s presentation.

(3)	Amount as of March 31, 2019 was previously reported as $(64) million.

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	AXA Equitable Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2020	$2	$7,809	$2,242	$1,592	$11,645	$13	$11,658
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	5,743	—	5,743	(2)	5,741
Other comprehensive income (loss)	—	—	—	1,514	1,514	—	1,514
Other	—	2	—	—	2	(2)	—
March 31, 2020	$2	$7,811	$7,953	$3,106	$18,872	$9	$18,881

January 1, 2019	$2	$7,807	$5,098	$(491)	$12,416	$12	$12,428
Net income (loss)	—	—	(830)	—	(830)	—	(830)
Other comprehensive income (loss)	—	—	—	764	764	—	764
Other	—	8	—	—	8	—	8
March 31, 2019	$2	$7,815	$4,268	$273	$12,358	$12	$12,370

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$5,736	$(828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	289	269
Policy charges and fee income	(904)	(859)
Net derivative (gains) losses	(9,533)	1,555
Credit losses on AFS debt securities and loans	12	—
Investment (gains) losses, net	(67)	8
Realized and unrealized (gains) losses on trading securities	148	(250)
Non-cash long-term incentive compensation expense	4	8
Amortization and depreciation	1,025	143
Equity (income) loss from limited partnerships	(25)	(11)
Changes in:
Reinsurance recoverable	(97)	(97)
Capitalization of deferred policy acquisition costs	(159)	(145)
Future policy benefits	1,817	41
Current and deferred income taxes	1,462	54
Other, net	(329)	(36)
Net cash provided by (used in) operating activities	$(621)	$(148)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$2,576	$2,662
Mortgage loans on real estate	120	216
Trading account securities	476	3,376
Real estate joint ventures	—	1
Short-term investments	715	747
Other	132	41
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(4,772)	(5,065)
Mortgage loans on real estate	(181)	(517)
Trading account securities	(110)	(518)
Short-term investments	(359)	(681)
Other	(183)	(62)
Cash settlements related to derivative instruments	5,630	(978)
Investment in capitalized software, leasehold improvements and EDP equipment	(11)	(13)
Other, net	84	97
Net cash provided by (used in) investing activities	$4,117	$(694)

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,362	$2,271
Withdrawals	(1,117)	(1,048)
Transfer (to) from Separate Accounts	529	445
Change in collateralized pledged assets	45	(6)
Change in collateralized pledged liabilities	667	625
Repayment of loans from affiliates	—	(572)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)
Other, net	18	—
Net cash provided by (used in) financing activities	$2,504	$1,142

Change in cash and cash equivalents	6,000	300
Cash and cash equivalents, beginning of year	1,492	2,622
Cash and cash equivalents, end of year	$7,492	$2,922

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$13	$1

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
AXA Equitable Life Insurance Company’s (“Equitable Life” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Equitable Holdings, Inc. (“Holdings”). Equitable Life is a stock life insurance company organized in 1859 under the laws of the State of New York. It is licensed to sell life insurance and annuities in New York, and sells such products primarily through affiliated distributors.
The Company’s two principal subsidiaries include AXA Distributors, LLC (“Equitable Distributors”) and AXA Equitable Funds Management Group, LLC (“FMG”). Both Equitable Distributors and FMG are wholly-owned Delaware limited liability companies.

2)	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, with the exception of the Company’s update of its interest rate assumption as further described in Assumption Updates and Model Changes. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The accompanying consolidated financial statements present the consolidated results of operations, financial condition and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2020” and “first quarter 2019” refer to the three months ended March 31, 2020 and 2019, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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

ASU 2018-19, ASU 2019-04 and ASU 2019-11 clarified the codification guidance and did not materially change the standard.

On January 1, 2020, the Company adopted the new standard and completed implementation of its updated expected credit loss models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded a cumulative effect adjustment to reduce the opening retained earnings balance by approximately $40 million, on a pre-tax and pre-DAC basis. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial and agricultural mortgage loan portfolios and reinsurance.

Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements.

The Company elected to early adopt during 2019 the removed disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company adopted the additional disclosures related to Level 3 fair value information on January 1, 2020.

ASU 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU provides guidance requiring that indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
The Company adopted this new standard effective for January 1, 2020. Adoption of this standard did not materially impact the Company’s financial position or results of operations.

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

For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (“AOCI”) or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.

The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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

Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated roll-forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.

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
The Company is currently evaluating the impact adopting the guidance will have on the Company’s consolidated financial statements, however the adoption is not expected to materially impact the Company’s financial position, results of operation, or cash flows.

ASU2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this ASU provide optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
	This ASU is effective as of March 12, 2020 through December 31, 2022.	The Company will determine the applicability of the optional expedients and exceptions provided under the ASU as reference rate reform continues to develop.

Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in other comprehensive income (“OCI”), net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as they were permitted to do prior to January 1, 2020.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting allowance is recognized in income (loss) and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. The Company elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where the Company collects cash that it has previously written off, the recovery will be recognized through earnings or as a reduction of the amortized cost basis for interest and principal, respectively.
Real estate held for the production of income is stated at depreciated cost less allowance for credit losses. Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.
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
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

is carried at the cash surrender value of the policies. At March 31, 2020 and December 31, 2019, the carrying value of COLI was $874 million and $942 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the current expected credit losses (“CECL”) model in order to provide for the risk of credit losses in the lending process.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a probability of default (“PD”) / loss given default (“LGD”) model. The PD/LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information.
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:

•	Loan-to-value (“LTV”) ratio - Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.

•	Debt service coverage (“DSC”) ratio - Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•	Other - Any other factors such as maturity, borrower/tenant related issues, payment status, property condition, or current economic conditions may call into question the performance of the loan.
For individually evaluated mortgages, the Company continues to recognize an allowance on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value.
Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the Company’s IUS Committee. The allowance for credit losses on these individually evaluated mortgages is a loan-specific reserve as a result of the loan review process that is recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral. The individually assessed allowance for mortgage loans can increase or decrease from period to period based on such factors.
Individually assessed loans may include, but are not limited to, mortgages that have deteriorated in credit quality such as troubled debt restructurings (“TDR”) and reasonably expected TDRs, mortgages for which foreclosure is probable, and mortgages which have been classified as “potential problem” or “problem” loans within the Company’s IUS Committee processes as described below.
Within the IUS process, Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problem mortgages but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
Individually assessed mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows.
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is not probable. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. The Company charges off loan balances and accrued interest that are deemed uncollectible.
Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)
Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the allowance for credit losses are included in Investment gains (losses), net.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Consolidated VIEs
At March 31, 2020 and December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Life and AXA France and holds an investment in a real estate venture. Included in Other invested assets in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019 are total assets of $32 million and $32 million, respectively related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held for sale. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity.
Non-Consolidated VIEs
At March 31, 2020 and December 31, 2019, respectively, the Company held approximately $1.2 billion and $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $151.4 billion and $160.2 billion at March 31, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $1.1 billion and approximately $1.0 billion and $1.1 billion of unfunded commitments at March 31, 2020 and December 31, 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
In addition, at March 31, 2020 and December 31, 2019, Other invested assets includes real estate held for sale of $(5) million and $(5) million, respectively, as related to one non-consolidated real estate joint venture.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement assets (“DSI”).
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets or more frequently if evidence suggest that assumptions should be revised .
Due to the extraordinary economic conditions driven by the COVID-19 pandemic in the first quarter of 2020, the Company updated its interest rate assumption to grade from the current spot interest rate curve to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rates environment and subsequent update to the interest rate assumption caused a loss recognition event for the Company’s life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on the life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
The net impact of the economic assumption update in the first quarter of 2020 increased Policyholders’ benefits by $1.3 billion, increased Amortization of DAC by $861 million, increased Policy charges and fee income by $54 million and decreased Interest credited to policyholders’ account balances by $6 million. This resulted in a decrease in Income (loss) from continuing operations, before income taxes of $2.1 billion and decreased Net income (loss) of $1.7 billion.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

3)    INVESTMENTS
Fixed Maturities Available-for-Sale
Accounting for impairments of fixed maturities classified as AFS has changed from a direct write-down, or other-than-temporary impairment (“OTTI”) approach to an allowance for credit loss model starting in 2020 upon adoption of the new credit impairment guidance (see Note 2, Significant Accounting Policies – Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within Other assets. Accrued interest receivable on AFS fixed maturities at March 31, 2020 was $464 million.
When the Company determines that there is more than 50% likelihood that it is not going to recover the principal and interest cash flows related to an AFS debt security, the security is placed on nonaccrual status and the Company reverses Accrued interest receivable against Interest income. Since the nonaccrual policy results in a timely reversal of Accrued interest receivable, the Company does not record an allowance for credit losses on Accrued interest receivable.
The total amount of accrued interest written off for the three months ended March 31, 2020 for AFS fixed maturities was $1 million.
Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2020:
Fixed Maturities:
Corporate (1)	$43,805	$2	$1,627	$792	$44,638
U.S. Treasury, government and agency	14,195	—	4,255	—	18,450
States and political subdivisions	607	—	68	6	669
Foreign governments	481	—	27	12	496
Residential mortgage-backed (2)	154	—	12	—	166
Asset-backed (3)	1,509	—	5	124	1,390
Commercial mortgage-backed	37	—	2	—	39
Redeemable preferred stock	543	—	11	31	523
Total at March 31, 2020	$61,331	$2	$6,007	$965	$66,371

December 31, 2019:
Fixed Maturities:
Corporate (1)	$42,347	$—	$2,178	$61	$44,464
U.S. Treasury, government and agency	14,385	—	1,151	305	15,231
States and political subdivisions	584	—	68	3	649
Foreign governments	460	—	35	5	490
Residential mortgage-backed (2)	161	—	12	—	173
Asset-backed (3)	843	—	3	2	844
Redeemable preferred stock	498	—	18	5	511
Total at December 31, 2019	$59,278	$—	$3,465	$381	$62,362
______________

(1)	Corporate fixed maturities include both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)	Amounts represent the allowance for credit losses for 2020 - (see Note 2 Significant Accounting Policies - Investments).

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

The contractual maturities of AFS fixed maturities at March 31, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2020 (1):
Contractual maturities:
Due in one year or less	$4,472	$4,466
Due in years two through five	13,620	13,697
Due in years six through ten	16,703	17,130
Due after ten years	24,291	28,960
Subtotal	59,086	64,253
Residential mortgage-backed	154	166
Asset-backed	1,509	1,390
Commercial mortgage-backed	37	39
Redeemable preferred stock	543	523
Total at March 31, 2020	$61,329	$66,371
______________

(1)	Net amortized cost is equal to amortized cost, less any allowance for credit losses to the extent applicable.
The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2020	2019
	(in millions)
Proceeds from sales	$1,722	$1,361
Gross gains on sales	$69	$8
Gross losses on sales	$(3)	$(15)

Credit losses (1)	$(2)	$—
______________

(1)
Commencing with the Company’s adoption of ASU 2016-13 on January 1, 2020, credit losses on AFS debt securities were recognized as an allowance for credit losses. In 2019 and prior, credit losses on AFS fixed maturities were recognized as OTTI.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance at January 1,	$(15)	$(46)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	28
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(2)	—
Additional credit losses this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$(17)	$(18)
______________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on AFS fixed maturities are included in the consolidated balance sheets as a component of AOCI.
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which a credit loss has been recognized, and all other:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,084	$(831)	$(192)	$(433)	$1,628
Net investment gains (losses) arising during the period	2,026	—	—	—	2,026
Reclassification adjustment:					—
Included in Net income (loss)	(63)	—	—	—	(63)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	626	—	—	626
Deferred income taxes	—	—	—	(373)	(373)
Policyholders’ liabilities	—	—	(812)	—	(812)
Net unrealized investment gains (losses) excluding credit losses	5,047	(205)	(1,004)	(806)	3,032
Net unrealized investment gains (losses) with credit losses	(7)	—	1	1	(5)
Balance, March 31, 2020	$5,040	$(205)	$(1,003)	$(805)	$3,027

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2019	$(577)	$39	$(55)	$125	$(468)
Net investment gains (losses) arising during the period	1,583	—	—	—	1,583
Reclassification adjustment:
Included in Net income (loss)	(3)	—	—	—	(3)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(655)	—	—	(655)
Deferred income taxes	—	—	—	(211)	(211)
Policyholders’ liabilities	—	—	77	—	77
Net unrealized investment gains (losses) excluding credit losses	1,003	(616)	22	(86)	323
Net unrealized investment gains (losses) with credit losses (1)	—	—	—	—	—
Balance, March 31, 2019	$1,003	$(616)	$22	$(86)	$323
______________

(1)	Credit losses for 2019 were OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 1,620 issues at March 31, 2020 and the 390 issues at December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2020:
Fixed Maturities:
Corporate	$13,696	$701	$262	$88	$13,958	$789
States and political subdivisions	173	6	—	—	173	6
Foreign governments	127	4	36	8	163	12
Asset-backed	1,202	117	61	7	1,263	124
Redeemable preferred stock	263	25	43	6	306	31
Total at March 31, 2020	$15,461	$853	$402	$109	$15,863	$962

December 31, 2019 (1):
Fixed Maturities:
Corporate	$2,669	$41	$366	$20	$3,035	$61
U.S. Treasury, government and agency	4,245	305	2	—	4,247	305
States and political subdivisions	123	3	—	—	123	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	—	201	2	520	2
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,396	$349	$665	$32	$8,061	$381

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

______________

(1)	Amounts represents fixed maturities in an unrealized loss position that are not deemed to be other-than-temporarily impaired for 2019.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at March 31, 2020 and December 31, 2019 were $275 million and $279 million, respectively, representing 1.5% and 2.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2020 and December 31, 2019, respectively, approximately $1.7 billion and $1.4 billion, or 2.7% and 2.3%, of the $61.3 billion and $59.3 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $205 million and $21 million at March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020 and December 31, 2019, respectively, the $109 million and $32 million of gross unrealized losses of twelve months or more were concentrated in corporate securities, as applicable. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was not warranted at either March 31, 2020 or December 31, 2019. At March 31, 2020 and December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings due to the impact of the COVID-19 pandemic on financial markets and assessments of fundamental risks.
Mortgage Loans
The Company utilizes a PD/LGD model, configured in accordance with the Company’s policies that meet the concepts in the CECL framework, to estimate expected credit losses for mortgage loans as a product of PD, LGD and the exposure at default across various economic scenarios. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including loan-to-value (“LTV”) ratios, debt service coverage (“DSC”) ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
The model also incorporates the Company’s reasonable and supportable forecasts of the macroeconomic variables deemed to be correlated to the credit risk of its loans. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. Reversion to historical loss information is performed for periods beyond the reasonable and supportable forecast period.
The components of amortized cost for mortgage loans on the consolidated balance sheets excludes accrued interest amounts because the Company presents accrued interest receivables within Other assets. Accrued interest receivable on commercial and agricultural mortgage loans at March 31, 2020 and December 31, 2019 was $29 million and $32 million, respectively. No accrued interest was written off for the three months ended March 31, 2020 for commercial and agricultural mortgage loans.
Once mortgage loans are placed on nonaccrual status, the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in the timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
At March 31, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2020 was as follows:

Three Months Ended March 31,
2020
(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Beginning Balance, January 1,	$(33)
Current-period provision for expected credit losses	(11)
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	1
Net change in allowance	(10)
Ending Balance, March 31,	$(43)

Agricultural mortgages:
Beginning Balance, January 1,	$(3)
Current-period provision for expected credit losses	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Net change in allowance	—
Ending Balance, March 31,	$(3)

Total allowance for credit losses	$(46)
____________

(1)	See Note 2 for discussion of the transition balance.
The change in the allowance for credit losses is attributable to:

•	increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;

•	changes in credit quality; and

•	changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure for the three months ended March 31, 2020.
LTV Ratios (1)(3)

	At March 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$28	$324	$196	$637	$1,185
50% - 70%	119	767	1,003	1,072	2,501	2,046	7,508
70% - 90%	—	85	209	10	59	391	754
90% plus	—	—	—	—	—	—	—
Total commercial	$119	$852	$1,240	$1,406	$2,756	$3,074	$9,447

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	At March 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Agricultural:
0% - 50%	$30	$136	$164	$171	$270	$834	$1,605
50% - 70%	38	165	187	126	145	420	1,081
70% - 90%	—	—	3	—	—	16	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$68	$301	$354	$297	$415	$1,270	$2,705

Total mortgage loans:
0% - 50%	$30	$136	$192	$495	$466	$1,471	$2,790
50% - 70%	157	932	1,190	1,198	2,646	2,466	8,589
70% - 90%	—	85	212	10	59	407	773
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$187	$1,153	$1,594	$1,703	$3,171	$4,344	$12,152

Debt Service Coverage Ratios (2)(3)

	At March 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$119	$373	$680	$583	$2,225	$1,340	$5,320
1.8x to 2.0x	—	184	48	379	40	451	1,102
1.5x to 1.8x	—	242	223	332	491	577	1,865
1.2x to 1.5x	—	—	207	75	—	590	872
1.0x to 1.2x	—	53	82	37	—	116	288
Less than 1.0x	—	—	—	—	—	—	—
Total commercial	$119	$852	$1,240	$1,406	$2,756	$3,074	$9,447

Agricultural
Greater than 2.0x	$3	$38	$41	$37	$77	$189	$385
1.8x to 2.0x	7	30	15	17	22	102	193
1.5x to 1.8x	26	39	47	49	62	249	472
1.2x to 1.5x	12	127	150	121	174	413	997
1.0x to 1.2x	17	57	92	72	61	276	575
Less than 1.0x	3	10	9	1	19	41	83
Total agricultural	$68	$301	$354	$297	$415	$1,270	$2,705

Total mortgage loans
Greater than 2.0x	$122	$411	$721	$620	$2,302	$1,529	$5,705
1.8x to 2.0x	7	214	63	396	62	553	1,295
1.5x to 1.8x	26	281	270	381	553	826	2,337
1.2x to 1.5x	12	127	357	196	174	1,003	1,869
1.0x to 1.2x	17	110	174	109	61	392	863
Less than 1.0x	3	10	9	1	19	41	83
Total mortgage loans	$187	$1,153	$1,594	$1,703	$3,171	$4,344	$12,152
_____________

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

(1)	The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually.

(2)	The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(3)	Amounts presented at amortized cost basis.
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans at March 31, 2020 and December 31, 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
March 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$925	$21	$214	$25	$—	$—	$1,185
50% - 70%	4,143	983	1,437	704	241	—	7,508
70% - 90%	252	98	214	143	47	—	754
90% plus	—	—	—	—	—	—	—
Total commercial	$5,320	$1,102	$1,865	$872	$288	$—	$9,447

Agricultural:
0% - 50%	$304	$110	$252	$558	$333	$48	$1,605
50% - 70%	81	83	220	420	242	35	1,081
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$385	$193	$472	$997	$575	$83	$2,705

Total mortgage loans:
0% - 50%	$1,229	$131	$466	$583	$333	$48	$2,790
50% - 70%	4,224	1,066	1,657	1,124	483	35	8,589
70% - 90%	252	98	214	162	47	—	773
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,705	$1,295	$2,337	$1,869	$863	$83	$12,152

December 31, 2019:
Mortgage loans:
Commercial:
0% - 50%	$887	$38	$214	$24	$—	$—	$1,163
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total commercial	$5,235	$1,331	$1,546	$973	$288	$—	$9,373

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
Agricultural:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$404	$191	$477	$990	$572	$83	$2,717

Total mortgage loans:
0% - 50%	$1,209	$142	$455	$569	$321	$50	$2,746
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,639	$1,522	$2,023	$1,963	$860	$83	$12,090
______________

(1)	The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually.

(2)	The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

(3)	Amounts presented at amortized cost basis.
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans at March 31, 2020 and December 31, 2019, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2020:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,447	$9,447	$—	$9,447	$—	$—
Agricultural	7	17	63	87	2,618	2,705	—	2,705	—	—
Total	$7	$17	$63	$87	$12,065	$12,152	$—	$12,152	$—	$—

December 31, 2019:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,373	$9,373	$—	$9,373	$—	$—
Agricultural	57	1	66	124	2,593	2,717	66	2,783	—	—
Total	$57	$1	$66	$124	$11,966	$12,090	$66	$12,156	$—	$—
_______________

(1)	Amounts presented at amortized cost basis.
At March 31, 2020 and December 31, 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Trading Securities
At March 31, 2020 and December 31, 2019, respectively, the fair value of the Company’s trading securities was $6.1 billion and $6.6 billion. At March 31, 2020 and December 31, 2019, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $45 million and $58 million.
Net unrealized and realized gains (losses) on trading securities are included in Net investment income (loss) in the consolidated statements of income (loss). The table below shows a breakdown of Net investment income (loss) from trading securities during the three months ended March 31, 2020 and 2019:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(163)	$274
Net investment gains (losses) recognized on securities sold during the period	3	(24)
Unrealized and realized gains (losses) on trading securities	(160)	250
Interest and dividend income from trading securities	49	90
Net investment income (loss) from trading securities	$(111)	$340

4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of Treasury Inflation-Protected Securities (“TIPS”), which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (Conditional Tail Expectation, or “CTE”, is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The Company has in place an economic hedge program using interest rate swaps and U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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
Derivatives Used to Hedge Universal Life Products with Secondary Guarantee (“ULSG”) Policy
The Company implemented a hedge program using fixed income total return swaps to mitigate the interest rate exposure in the ULSG policy statutory liability.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
Derivative Instruments by Category

	At March 31, 2020			Three Months Ended March 31, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$5,625	$—	$—	$258
Swaps	12,857	583	115	3,763
Options	29,975	2,539	3,083	(3,843)
Interest rate contracts:
Swaps	22,813	2,472	340	3,578
Futures	26,261	—	—	1,993
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,232	9	7	(13)
Other freestanding contracts:
Foreign currency contracts	347	—	—	(3)
Margin	—	79	171	—
Collateral	—	27	3,753	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	3,305	—	892
GMxB derivative features liability (4)	—	—	9,509	(1,165)
SCS, SIO, MSO and IUL indexed features (5)	—	—	(966)	4,067
Total derivative instruments	$99,110	$9,014	$16,012

Net derivative gains (losses) (6)				$9,536
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in GMIB reinsurance contract asset in the consolidated balance sheets.

(4)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(5)	Reported in Policyholders’ account balances in the consolidated balance sheets.

(6)	Investment fees of $3 million are reported in Net derivative gains (losses) in the consolidated statements of income (loss).

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivative Instruments by Category

	At December 31, 2019			Three Months Ended March 31, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$3,510	$—	$—	$(738)
Swaps	17,064	9	279	(973)
Options	47,766	5,080	1,749	1,101
Interest rate contracts:
Swaps	23,700	467	523	648
Futures	20,424	—	—	55
Swaptions	3,201	16	—	—
Credit contracts:
Credit default swaps	1,232	18	—	10
Other freestanding contracts:
Foreign currency contracts	501	3	—	10
Margin	—	140	—	—
Collateral	—	72	3,001	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,466	—	27
GMxB derivative features liability (4)	—	—	8,246	(409)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,150	(1,286)
Total derivative instruments	$117,398	$8,271	$16,948

Net derivative gains (losses)				$(1,555)
______________

(1)	Reported in Other invested assets in the consolidated balance sheets.

(2)	Reported in Net derivative gains (losses) in the consolidated statements of income (loss).

(3)	Reported in GMIB reinsurance contract asset in the consolidated balance sheets.

(4)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

(5)	Reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at March 31, 2020 and December 31, 2019 are exchange-traded and net settled daily in cash. At March 31, 2020 and December 31, 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $240 million and $58 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $649 million and $165 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $159 million and $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. At March 31, 2020 and December 31, 2019,

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

respectively, the Company held $3.8 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $27 million and $72 million at March 31, 2020 and December 31, 2019, respectively, in the normal operation of its collateral arrangements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At March 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$5,710	$5,475	$235	$(162)	$73
Other financial assets	1,360	—	1,360	—	1,360
Other invested assets	$7,070	$5,475	$1,595	$(162)	$1,433

Liabilities:
Derivative liabilities	$7,307	$5,475	$1,832	$—	$1,832
Other financial liabilities	1,564	—	1,564	—	1,564
Other liabilities	$8,871	$5,475	$3,396	$—	$3,396
______________
(1) Primarily financial instrument sent (held).
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$5,804	$5,429	$375	$(77)	$298
Other financial instruments	1,781	—	1,781	—	1,781
Other invested assets	$7,585	$5,429	$2,156	$(77)	$2,079

Liabilities:
Derivative liabilities	$5,474	$5,429	$45	$—	$45
Other financial liabilities	1,723	—	1,723	—	1,723
Other liabilities	$7,197	$5,429	$1,768	$—	$1,768
______________

(1)	Primarily financial instrument sent (held).
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited)

assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,404	$6,478
Policyholder dividend obligation	—	2
Other liabilities	76	38
Total Closed Block liabilities	6,480	6,518

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value, net of allowance for credit losses of $0 and $0 (amortized cost of $3,557 and $3,558)	3,684	3,754
Mortgage loans on real estate, net of allowance for credit losses of $4 and $0	1,742	1,759
Policy loans	676	706
Cash and other invested assets	112	82
Other assets	133	145
Total assets designated to the Closed Block	6,347	6,446

Excess of Closed Block liabilities over assets designated to the Closed Block	133	72
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $(2); and net of income tax: $27 and $41	111	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$244	$236

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues:
Premiums and other income	$42	$48
Net investment income (loss)	66	67
Investment gains (losses), net	—	(1)
Total revenues	108	114

Benefits and Other Deductions:
Policyholders’ benefits and dividends	103	121
Other operating costs and expenses	—	1
Total benefits and other deductions	103	122
Net income (loss), before income taxes	5	(8)
Income tax (expense) benefit	—	(1)
Net income (loss)	$5	$(9)

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG guarantee rider feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three Months Ended March 31, 2020 and 2019

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at January 1, 2020	4,779	(98)	4,688	(2,466)
Paid guarantee benefits	(111)	5	(74)	20
Other changes in reserve	379	(12)	1,683	(859)
Balance at March 31, 2020	$5,047	$(105)	$6,297	$(3,305)

Balance at January 1, 2019	4,654	(107)	3,741	(1,991)
Paid guarantee benefits	(118)	4	(56)	21
Other changes in reserve	129	—	55	(39)
Balance at March 31, 2019	$4,665	$(103)	$3,740	$(2,009)

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in force with GMDB and GMIB features as of March 31, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Direct Variable Annuity Contracts with GMDB and GMIB Features at March 31, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,662	$92	$58	$176	$14,988
Separate Accounts	40,733	7,887	2,607	27,713	78,940
Total Account Values	$55,395	$7,979	$2,665	$27,889	$93,928

Net Amount at Risk, gross	$715	$877	$2,296	$22,881	$26,769
Net Amount at Risk, net of amounts reinsured	$715	$857	$1,647	$22,881	$26,100

Average attained age of policyholders (in years)	51.1	67.8	74.4	69.6	55.1
Percentage of policyholders over age 70	10.7%	45.7%	68.7%	51.6%	19.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$18	$228	$246
Separate Accounts	—	—	20,724	29,476	50,200
Total Account Values	$—	$—	$20,742	$29,704	$50,446

Net Amount at Risk, gross	$—	$—	$1,360	$17,568	$18,928
Net Amount at Risk, net of amounts reinsured	$—	$—	$425	$15,774	$16,199

Average attained age of policyholders (in years)	N/A	N/A	68.9	69.7	69.6
Weighted average years remaining until annuitization	N/A	N/A	1.6	0.3	0.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2020		December 31, 2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$32,913	$13,765	$42,489	$17,941
Fixed income	5,151	2,680	5,263	2,699
Balanced	39,965	33,483	45,871	38,445
Other	911	272	865	263
Total	$78,940	$50,200	$94,488	$59,348

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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at January 1, 2020	893	(807)	86
Paid guarantee benefits	(13)	—	(13)
Other changes in reserves	40	(20)	20
Balance at March 31, 2020	$920	$(827)	$93

Balance at January 1, 2019	787	(733)	54
Paid guarantee benefits	(7)	—	(7)
Other changes in reserves	21	(11)	10
Balance at March 31, 2019	$801	$(744)	$57
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. At March 31, 2020 and December 31, 2019, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements at March 31, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$43,464	$1,174	$44,638
U.S. Treasury, government and agency	—	18,450	—	18,450
States and political subdivisions	—	633	36	669
Foreign governments	—	496	—	496
Residential mortgage-backed (2)	—	166	—	166
Asset-backed (3)	—	1,350	40	1,390
Commercial mortgage-backed	—	39	—	39
Redeemable preferred stock	250	273	—	523
Total fixed maturities, AFS	250	64,871	1,250	66,371
Other equity investments	12	—	—	12
Trading securities	265	5,811	—	6,076
Other invested assets:
Short-term investments	—	124	—	124
Assets of consolidated VIEs/VOEs	—	—	15	15
Swaps	—	2,600	—	2,600
Credit default swaps	—	2	—	2
Options	—	(544)	—	(544)
Total other invested assets	—	2,182	15	2,197
Cash equivalents	7,100	—	—	7,100
GMIB reinsurance contracts asset	—	—	3,305	3,305
Separate Accounts assets (4)	100,873	2,618	—	103,491
Total Assets	$108,500	$75,482	$4,570	$188,552

Liabilities:
GMxB derivative features’ liability	$—	$—	$9,509	$9,509
SCS, SIO, MSO and IUL indexed features’ liability	—	(966)	—	(966)
Total Liabilities	$—	$(966)	$9,509	$8,543
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)
Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At March 31, 2020 the fair value of such investments was $361 million.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$43,218	$1,246	$44,464
U.S. Treasury, government and agency	—	15,231	—	15,231
States and political subdivisions	—	610	39	649
Foreign governments	—	490	—	490
Residential mortgage-backed (2)	—	173	—	173
Asset-backed (3)	—	744	100	844
Redeemable preferred stock	237	274	—	511
Total fixed maturities, AFS	237	60,740	1,385	62,362
Other equity investments	13	—	—	13
Trading securities	321	6,277	—	6,598
Other invested assets:
Short-term investments	—	468	—	468
Assets of consolidated VIEs/VOEs	—	—	16	16
Swaps	—	(326)	—	(326)
Credit default swaps	—	18	—	18
Options	—	3,331	—	3,331
Total other invested assets	—	3,491	16	3,507
Cash equivalents	1,155	—	—	1,155
GMIB reinsurance contracts asset	—	—	2,466	2,466
Separate Accounts assets (4)	121,184	2,878	—	124,062
Total Assets	$122,910	$73,386	$3,867	$200,163

Liabilities:
GMxB derivative features’ liability	$—	$—	$8,246	$8,246
SCS, SIO, MSO and IUL indexed features’ liability	—	3,150	—	3,150
Total Liabilities	$—	$3,150	$8,246	$11,396
______________

(1)	Corporate fixed maturities includes both public and private issues.

(2)	Includes publicly traded agency pass-through securities and collateralized obligations.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

(4)
Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2019 the fair value of such investments was $356 million.

Public Fixed Maturities
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Private Fixed Maturities
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
Freestanding Derivative Positions
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
Level Classifications of the Company’s Financial Instruments
Financial Instruments Classified as Level 1
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
Financial Instruments Classified as Level 2
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
Certain Company products, such as the SCS and EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
Financial Instruments Classified as Level 3
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $585 million and $175 million at March 31, 2020 and December 31, 2019, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2020, AFS fixed maturities with fair values of $126 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

measure and validate their fair values. In addition, AFS fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at March 31, 2020.
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
The tables below present reconciliations for all Level 3 assets and liabilities at March 31, 2020 and 2019, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2020	$1,246	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—
Investment gains (losses), net	(2)	—	—
Subtotal	(1)	—	—
Other comprehensive income (loss)	(60)	(3)	(8)
Purchases	61	—	48
Sales	(46)	—	—
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(26)	—	(100)
Balance, March 31, 2020	$1,174	$36	$40

Balance, January 1, 2019	$1,174	$38	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—
Investment gains (losses), net	—	—	—
Subtotal	1	—	—
Other comprehensive income (loss)	9	1	4
Purchases	70	—	11
Sales	(33)	—	—
Transfers into Level 3 (1)	17	—	—
Transfers out of Level 3 (1)	(69)	—	—
Balance, March 31, 2019	$1,169	$39	$534
______________

(1)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2020	$16	$2,466	$—	$(8,246)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	1,220	—	(3,900)
Non-performance risk (1)	—	(328)	—	2,735
Total realized and unrealized gains (losses)	—	892	—	(1,165)
Purchases (2)	—	11	—	(109)
Sales (3)	—	(19)	—	11
Settlements	—	—	—	—
Change in estimate (4)	—	(45)	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, March 31, 2020	$15	$3,305	$—	$(9,509)

Balance, January 1, 2019	$48	$1,991	$21	$(5,431)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	(13)	—	51
Non-performance risk (1)	—	40	—	(460)
Total realized and unrealized gains (losses)	—	27	—	(409)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	12	4	(107)
Sales (3)	—	(21)	—	3
Settlements	—	—	(1)	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	(29)	—	(1)	—
Balance, March 31, 2019	$18	$2,009	$23	$(5,944)
______________

(1)	The Company’s non-performance risk is recorded through Net derivative gains (losses).

(2)	For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.

(3)	For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability, represents benefits paid.

(4)	For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.

(5)	Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the three months ended March 31, 2020 and 2019 by category for Level 3 assets and liabilities still held at March 31, 2020 and 2019, respectively.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at March 31, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$(60)
State and political subdivisions	—	(3)
Asset-backed	—	(8)
Total fixed maturities, AFS	—	(71)
GMIB reinsurance contracts	892	—
GMxB derivative features liability	(1,165)	—
Total	$(273)	$(71)

Held at March 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$9
State and political subdivisions	—	1
Asset-backed	—	4
Total fixed maturities, AFS	—	14
GMIB reinsurance contracts	27	—
GMxB derivative features liability	(409)	—
Total	$(382)	$14
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at March 31, 2020 and December 31, 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements at March 31, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$57	Matrix pricing model	Spread over Benchmark	15 - 580 bps	280 bps
	1,034	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.2x - 31.5x 6.0% - 25.2% 0.8x - 25.8x	14.0x 10.1% 11.1x
GMIB reinsurance contract asset	3,305	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	144 - 293 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 20.0% - 37.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%	233 bps 1.56% 1.19% 6.59% 27% All Ages 2.71%

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Liabilities:
GMIBNLG	9,308	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	304 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%	2.75% 1.21% 6.46% All Ages 1.34%
GWBL/GMWB	146	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	304 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 20.0% - 37.0%	1.75% 1.19% 27%
GIB	38	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	304 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 20.0% - 37.0%	1.75% 1.19% 6.59% 27%
GMAB	17	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	304 bps 1.0% - 10.0% 20.0% - 37.0%	1.75% 27%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

(2)
For Lapses, Withdrawals, and Utilizations the rates were weighted by counts, for Mortality weighted average rates are shown for all ages combined and for Withdrawals the weighted averages were based on an estimated split of partial withdrawal and dollar-for-dollar withdrawals.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$51	Matrix pricing model	Spread over benchmark	65 - 580 bps	186 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x
GMIB reinsurance contract asset	2,466	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%
Liabilities:
GMIBNLG	8,128	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

GWBL/GMWB	109	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
______________

(1)
Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above at March 31, 2020 and December 31, 2019, respectively, are approximately $174 million and $325 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

•
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

•
Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2020 and December 31, 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

•
Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2020 and December 31, 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.

GMIB Reinsurance Contract Asset and GMxB Derivative Features Liability
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values at March 31, 2020 and December 31, 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2020:
Mortgage loans on real estate	$12,106	$—	$—	$12,117	$12,117
Policy loans	$3,255	$—	$—	$4,173	$4,173
Loans to affiliates	$1,200	$—	$1,220	$—	$1,220
Policyholders’ liabilities: Investment contracts	$1,954	$—	$—	$2,063	$2,063
FHLBNY funding agreements	$6,759	$—	$6,835	$—	$6,835
Separate Accounts liabilities	$7,563	$—	$—	$7,563	$7,563

December 31, 2019:
Mortgage loans on real estate	$12,090	$—	$—	$12,317	$12,317
Policy loans	$3,270	$—	$—	$4,199	$4,199
Loans to affiliates	$1,200	$—	$1,224	$—	$1,224
Policyholders’ liabilities: Investment contracts	$1,922	$—	$—	$2,029	$2,029
FHLBNY funding agreements	$6,909	$—	$6,957	$—	$6,957
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041

Mortgage Loans on Real Estate
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
Policy Loans
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. Treasury yield curve and historical loan repayment patterns.
Loans to Affiliates
The fair value of loans to affiliates is calculated by matrix or model pricing. The matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

FHLB Funding Agreements
The fair values of the Company’s funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
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
Financial Instruments Exempt from Fair Value Disclosure or Otherwise Not Required to be Disclosed
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, limited partnerships accounted for under the equity method and pension and other postretirement obligations.
Otherwise Not Required to be Included in the Table Above
The Company’s investment in Corporate Owned Life Insurance (“COLI”) policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for further description of the Company’s accounting policy related to its investment in COLI policies.
8)    LOANS TO AFFILIATES
Loans Issued to Holdings
In April 2018, Equitable Life made a $800 million loan to Holdings. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018, and in December 2019, Holdings repaid $200 million and $300 million, respectively. At March 31, 2020, the amount outstanding was $300 million.
In November 2019, Equitable Life made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. At March 31, 2020, the amount outstanding was $900 million.
9)    INCOME TAXES
Income tax expense for the three months ended March 31, 2020 and 2019 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended March 31, 2020.
11)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of March 31, 2020 and 2019 follow:

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31,
	2020	2019
	(in millions)
Unrealized gains (losses) on investments	$3,111	$280
Defined benefit pension plans	(5)	(7)
Accumulated other comprehensive income (loss) attributable to Equitable Life	$3,106	$273

The components of OCI, net of taxes for the three months ended March 31, 2020 and 2019, follow:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,596	$1,243
(Gains) losses reclassified into Net income (loss) during the period (1)	(48)	6
Net unrealized gains (losses) on investments	1,548	1,249
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(34)	(485)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $403 and $203)	1,514	764
Other comprehensive income (loss), attributable to Equitable Life	$1,514	$764

____________

(1)
See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(13) million and $1 million for the three months ended March 31, 2020 and 2019, respectively.

Investment gains and losses reclassified from AOCI to Net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to Net income (loss) as related to defined benefit plans primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
12)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance, beginning of period	$39	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	(5)	2
Purchase/change of redeemable noncontrolling interests	(2)	7
Balance, end of period	$32	$48

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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Life, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Life implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs.  In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted Equitable Life’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Life’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 and is pending in Connecticut Superior Court, Judicial District of Stamford. We are vigorously defending this matter.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Federal Home Loan Bank of New York
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
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. Equitable Life has purchased FHLBNY stock of $315 million and pledged collateral with a carrying value of $9.8 billion as of March 31, 2020.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.
Change in FHLBNY Funding Agreements during the Three Months Ended March 31, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Outstanding Balance at March 31, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$11,750	$11,900	$174	$4,632
Long-term funding agreements:
Due in years two through five	1,646	—	—	(174)	1,472
Due in more than five years	646	—	—	—	646
Total long-term funding agreements	2,292	—	—	(174)	2,119
Total funding agreements (1)	$6,900	$11,750	$11,900	$—	$6,750
____________

(1)
The $9 million and $9 million difference between the funding agreements carrying value shown in fair value table for March 31, 2020 and December 31, 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.

Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At March 31, 2020, these arrangements include commitments by the Company to provide equity financing of $1.0 billion (including $179 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

liability exists with respect to these agreements should the previously wholly-owned subsidiaries be unable to meet their obligations. Management believes the need for the Company to satisfy those obligations is remote.
The Company had $17 million of undrawn letters of credit related to reinsurance at March 31, 2020. The Company had $426 million commitments under existing mortgage loan agreements at March 31, 2020.
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
14)    SUBSEQUENT EVENTS
COVID-19 Pandemic
The Company has evaluated the effects of events subsequent to March 31, 2020, and through the date of the filing of these unaudited consolidated financial statements with the Securities and Exchange Commission. Subsequent to March 31, 2020, equity and financial markets have experienced significant volatility and interest rates have continued to decline due to the COVID-19 pandemic. The Company is currently unable to determine the extent of the impact of the pandemic to its operations and financial condition.

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable Life’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Life’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
Executive Summary
Overview
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations. We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources. We benefit from our complementary mix of product offerings. This mix in product offerings provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
COVID-19 Impact
During the latter part of the first quarter of 2020, the COVID-19 pandemic negatively impacted the U.S. and global economies, created significant volatility and disruption in the capital markets, lowered equity market valuations, dramatically increased unemployment levels and fueled concerns that it will lead to a global recession. In addition, the pandemic resulted in the temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. The effects from the pandemic have continued into May 2020 and are likely to persist for months to come. Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S. These measures are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.
As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. During the current economic downturn, the demand for our products and services and our investment returns could be materially and adversely affected. Action taken by state insurance departments, including the NYDFS, to require insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices may negatively affect our results of operations. Additionally, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which may decline substantially depending on any of the foregoing conditions. While our results for the first quarter of 2020 were strong, the ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital-intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Our General Account was impacted both from declining interest rates, which had a positive effect on fair value, and sharply increased credit spreads, which had a negative impact on fair value. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the equity market.

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

In light of the unprecedented decline in long-term interest rates in the quarter, we updated our long-term interest rate assumption to grade from current rates over 10-years to the 5-year historical average (currently 2.25%). This change resulted in an unfavorable impact to net income of $(1.7) billion. For additional information, see “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes.”
The table below presents the impact of COVID-19 related impacts on Income (loss) from continuing operations, before income taxes and on Net income (loss) during the first quarter of 2020:

	Three Months Ended March 31, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(2,144)	$(86)	$(2,230)
Income tax (expense) benefit	450	18	468
Net income (loss) from continuing operations, before income taxes	$(1,694)	$(68)	$(1,762)
_______________
(1) Includes amounts primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets.
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved during the quarter. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and affiliated advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and affiliated advisor branch offices. As a result, most of our employee and affiliated advisors are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. The remote working arrangement has detracted from the ability of our affiliated advisors to sell our products in the normal course and, as a result, the demand for our products and services has been impacted and going forward could decline significantly as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted aspects of our business in the first quarter of 2020, the extent and nature of its impact is highly uncertain. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—The novel coronavirus (COVID-19) pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”
Revenues
Our revenues come from three principal sources:

•	fee income derived from our products

•	premiums from our traditional life insurance and annuity products; and

•	investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our life insurance and annuity products which are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
Benefits and Other Deductions
Our primary expenses are:

•	policyholders’ benefits and interest credited to policyholders’ account balances;

•	sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
Net Income Volatility
We have offered and continue to offer variable annuity products with variable annuity guaranteed benefits (“GMxB”) features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in substantially all offsetting liabilities are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
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
An additional source of Net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results— Assumption Updates and Model Changes”, for further detail of the impact of assumption updates on Net income (loss) in first quarter 2020.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.
Effect of Assumption Updates on Operating Results
Our actuaries oversee the valuation of the product liabilities and assets and review the underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 to the notes to the Company’s consolidated financial statements and “—Summary of Critical Accounting Estimates —Liability for Future Policy Benefits” included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. However, we update our assumptions as needed in the event we become aware of economic conditions or events that could change require a change in our assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Due to the extraordinary economic conditions driven by the COVID-19 pandemic in the first quarter of 2020, we updated our interest rate assumption to grade from the current spot interest rate curve to an ultimate five-year historical average over a 10-year period. As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rates environment and subsequent update to the interest rate assumption caused a loss recognition event for our life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on our life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during the three months ended March 31, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Three Months Ended March 31, 2020
(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(1,456)
Assumption updates for other business	(688)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(2,144)
Income tax (expense) benefit on assumption update	450
Net income (loss) impact of assumption update	$(1,694)
2020 Assumption Update
The impact of the economic assumption update in the first quarter of 2020 was a decrease of $2.1 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.7 billion.
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $2.1 billion consisted of an increase in Policyholders’ benefits of $1.3 billion, an increase in the Amortization of DAC of $861 million, an increase in Policy charges and fee income of $54 million and a decrease in Interest credited to policyholders’ account balances of $6 million.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
Although the first quarter started strong, uncertainties were prevalent at the end of the quarter, as the capital markets reacted to the COVID-19 pandemic. As the pandemic evolved during the latter part of the quarter, equity markets experienced significant volatility and declines, interest rates dropped to historical lows and many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This resulted in an unprecedented slow-down in economic activity, a related dramatic increase in unemployment and fears of a global recession. Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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
Regulatory Developments
We are regulated primarily by the New York State Department of Financial Services (“NYDFS”), with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.

•
COVID-19 Impact. In March 2020, in connection with the COVID-19 pandemic, many U.S. state insurance regulators began issuing bulletins, directives and guidance encouraging, requesting or directing licensed life insurance companies to implement life insurance policy measures such as: providing grace periods to policyholders for the payment of insurance premiums and forbearing on the cancellation or non-renewal of life insurance policies due to non-payment of premium. In addition, some states’ governors have issued emergency orders and state insurance commissioners have promulgated emergency regulations requiring such actions. For example, the NYDFS promulgated a consolidated emergency regulation on March 30, 2020 requiring insurance company actions with respect to many lines of insurance. Among other requirements, the NYDFS’ Emergency Insurance Regulation 216 provides that where a policyholder can demonstrate financial hardship as a result of the COVID-19 pandemic, insurers authorized to write life insurance or annuities in the state must, with respect to group life insurance policies, extend grace periods for the payment of premiums and fees to 90 days. With respect to any life insurance policy or annuity contracts where the policyholder can demonstrate financial hardship as a result of the COVID-19 pandemic, New York licensed insurers are prohibited from imposing any late fees or reporting such policyholder to a credit reporting agency or debt collection agency in the event of a policyholder’s failure to timely pay premium and must permit policyholders who did not make a premium payment due to financial hardship as a result of the COVID-19 pandemic to pay the premium over a 12-month period. In connection with the NYDFS’ emergency measure, an insurer shall accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 pandemic.

•
Variable Annuity Capital Standards. In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. Equitable Life adopted the NAIC reserve and capital framework for the year ended December 31, 2019.

•
On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework. These amendments will not materially affect Equitable Life’s GAAP financial condition, results of operations or stockholders’ equity. However,  Regulation 213, as amended, absent management action, will require Equitable Life to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Life w

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

ill be required to carry and, will materially and adversely affect the capacity of Equitable Life to distribute dividends to Holdings beyond 2020. Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Life more consistent with the NAIC reserve and capital framework, as well as changing Holdings’ underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.

•
Fiduciary Rules / “Best Interest” Standards of Conduct. In the wake of the March 2018 federal appeals court decision to vacate the DOL Fiduciary Rule, the DOL announced that it plans to issue revised fiduciary investment advice regulations. At this time, we cannot predict when those regulations will be issued, what form they may take or their potential impact on us. In addition, the NAIC as well as state regulators either have adopted or are currently considering whether to apply an impartial conduct standard similar to the DOL Fiduciary Rule to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply to a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations, and in July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey, Maryland and Massachusetts have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives to be subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents, but it does not apply to insurance product sales, including variable annuities. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

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

•
Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which will likely be applicable to us in September 2021 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the Commodity Futures Trading Commission of final margin requirements for OTC derivatives. Also, the SEC has finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps. The rules became effective on April 6, 2020. The compliance date for registration of (i) security-based swap dealers that incur a registration obligation as a result of meeting certain thresholds to be set by the SEC on August 6, 2021 will be November 1, 2021 and (ii) major security-based swap participants that incur a registration obligation as a result of

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

security-based swap activities in their quarter ending September 30, 2021 will be December 1, 2021. We continue to monitor developments and are evaluating the potential effect these rules might have on our business.
Impact of the SECURE Act
On December 20, 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”). The SECURE Act contains a number of provisions that affect the administration and operation of defined contribution plans such as 401(k) and 403(b) plans and IRAs, including provisions that encourage additional retirement savings and lifetime income options, promote the adoption of retirement plans by small employers, provide lifetime income portability, and accelerate the distribution of retirement benefits of deceased retirees. Many provisions of the SECURE Act become effective for plan years beginning after December 31, 2019. At this time, we cannot predict the impact the SECURE Act will have on our business, financial condition or results of operations.
Impact of the CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. Several tax provisions were included as part of a broad economic relief package. These include the temporary allowance of Net Operating Loss carrybacks and the acceleration of Alternative Minimum Tax (“AMT”) credit refunds. The Company is assessing the economic and financial statement impact of these provisions.
Impact of the Tax Reform Act
In December 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduced the federal corporate income tax rate to 21% and repealed the corporate AMT while keeping existing AMT credits. It also contained measures affecting the Company, including changes to the DRD, insurance reserves and tax DAC. As a result of the Tax Reform Act, our Net Income has improved.
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
The following table summarizes our consolidated statements of income (loss) (unaudited) for the three months ended March 31, 2020 and 2019:

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Consolidated Statement of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$904	$859
Premiums	236	232
Net derivative gains (losses)	9,533	(1,555)
Net investment income (loss)	591	904
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(12)	—
Other investment gains (losses), net	67	(8)
Total investment gains (losses), net	55	(8)
Investment management and service fees	252	248
Other income	17	10
Total revenues	11,588	690

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,597	819
Interest credited to policyholders’ account balances	289	269
Compensation and benefits	80	82
Commissions	161	157
Interest expense	—	4
Amortization of deferred policy acquisition costs	1,058	165
Other operating costs and expenses	213	184
Total benefits and other deductions	4,398	1,680
Income (loss) from continuing operations, before income taxes	7,190	(990)
Income tax (expense) benefit	(1,454)	162
Net income (loss)	5,736	(828)
Less: Net income (loss) attributable to the noncontrolling interest	(7)	2
Net income (loss) attributable to Equitable Life	$5,743	$(830)

The following discussion compares the results for the three months ended March 31, 2020 to the three months ended March 31, 2019.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Income (Loss) Attributable to Equitable Life
Net income (loss) attributable to Equitable Life increased by $6.6 billion, to a net income of $5.7 billion for the three months ended March 31, 2020 from a net loss of $830 million for the three months ended March 31, 2019, primarily driven by the following notable items:

•
Increase in Net derivative gains of $11.1 billion driven by gains from freestanding derivatives reflecting the decrease in both equity market and interest rates in the first quarter of 2020 compared to increases in the first quarter of 2019, as well as the positive impacts from non-performance risk and credit spreads.

•	Increase in Net investment gains of $63 million primarily due to the rebalancing of our U.S. Treasury portfolio.

•
Increase in Policy charges and fee income of $45 million mainly due to an decrease in the initial fee liability for our life products reflecting the impact of assumption updates related to COVID-19 (offset in Amortization of DAC).

•	Increase in Investment management and service fees and Other income of $11 million primarily due to higher average Separate Accounts AV in our variable annuity products.

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Partially offsetting this increase were the following notable items:

•
Increase in Policyholders’ benefits of $1.8 billion mainly due to an increase in our GMxB liabilities driven by the unfavorable impact from assumption updates related to COVID-19 as well as the adverse impact of the drop in equity market in the first quarter of 2020, offset by higher Net Derivatives gains.

•
Increase in Amortization of DAC of $893 million mainly in our life products driven by the impact of assumption updates related to COVID-19. As a result of the lower interest rate assumption, our life products experienced loss recognition resulting in an acceleration of DAC amortization.

•
Decrease in Net investment income of $313 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to higher credit spreads in 2020 compared to 2019.

•	Increase in Other operating costs and expenses of $29 million mainly due to higher allocated separation costs.

•	Increase in Interest credited to policyholders’ account balances of $20 million mainly driven by new business growth.

•	Income tax benefit decreased by $1.6 billion primarily driven by a pre-tax income in the first quarter of 2020 compared to pre-tax loss in the first quarter of 2019.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The most critical estimates include those used in determining:

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded,

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness described below, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.
As previously reported, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, have concluded that we do not maintain effective controls to timely validate that actuarial models are properly configured to capture all relevant product features and provide reasonable assurance timely reviews of assumptions and data have occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances.
This material weakness resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in:

(i)
the revision of the interim financial statements for the nine, six, and three months ended September 30, June 30, and March 31, 2018 and 2017, respectively, and the annual financial statements for the year ended December 31, 2017;

(ii)
the revision for the three and six months ended March 31, 2018 and June 30, 2018, respectively, as well as the three, six and nine months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively and for the years ended December 31, 2017 and 2016;

(iii)
the revision of the interim financial statements for the three months ended March 31, 2018, the nine months ended September 30, 2017, the six months ended June 30, 2017 and the annual financial statements for the years ended December 31, 2017 and 2016; and

(iv) the restatement of the annual financial statements for the year ended December 31, 2016, the revision to each of the quarterly interim periods for 2017 and 2016, and the revision of the annual financial statements for the year ended December 31, 2015.
These revisions and restatements were directly related to the material weakness described above and not indicative of any new material weaknesses. Until remediated, there is a reasonable possibility that this material weakness could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would not be prevented or detected.
Remediation Status of Material Weakness
For the material weakness related to Actuarial Models, Assumptions and Data, management has implemented and tested new or enhanced controls as described below but determined that further sustained operation is necessary.
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
First quarter 2020 controls have operated as designed. However, given that certain controls noted above have only operated effectively in one financial closing cycle during the year, and controls are still being redesigned, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design certain controls in connection with its remediation plan. These remediation efforts related to the material weakness described above represent changes in our internal control over financial reporting for the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements. See also “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019. Risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
The novel coronavirus (COVID-19) pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. Businesses or schools that reopen may also restrict or limit access for the foreseeable future or on a permanent basis. As a result, our ability to sell products through our regular channels and the demand for our products and services could be significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could cause us to revise financial targets or other guidance we have previously provided.
While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and affiliated advisors are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties, including certain of our administrative operations which are in India. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations or financial condition.
Economic uncertainty and unemployment resulting from the impacts of the spread of COVID-19 may have an adverse effect on product sales and also result in existing policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. COVID-19 could have an adverse effect on our insurance business due to increased mortality and, in certain cases, morbidity rates. In addition, many state insurance departments, including the NYDFS, are requiring insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
Our investment portfolio (specifically, the increased risk of defaults, downgrades and volatility in the valuations of certain investment assets we hold) has been, and may continue to be, adversely affected as a result the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our

AXA EQUITABLE LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions.  More broadly, increased unemployment, slowing economic conditions, and uncertainty about occupant requirements evolving out of the COVID-19 crisis could negatively impact underlying real estate values over the longer term. The recent market volatility has also caused significant increases in credit spreads, which may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as the vast majority of our employees are required to work from home and on-site locations remain closed, and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and could materially adversely affect our business, results of operations or financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.    Exhibits

Number		Description
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 13, 2020.

Date: May 13, 2020	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2020		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director and Chief Accounting Officer (Principal Accounting Officer)