Form 10-Q
period 2020-06-30
Equitable Financial Life Insurance Co
filed 2020-08-05
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-20501
————————————————
Equitable Financial Life Insurance Company
(Exact name of registrant as specified in its charter)

New York	13-5570651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York     10104
(Address of principal executive offices) (Zip Code)

(212) 554-1234
(Registrant’s telephone number, including area code)
AXA Equitable Life Insurance Company
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2020, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
See Notes to Consolidated Financial Statements (Unaudited).

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company (“Equitable Financial”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Equitable Financial and its consolidated subsidiaries, unless the context refers only to Equitable Financial as a corporate entity. There can be no assurance that future developments affecting Equitable Financial will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $63,615 and $59,278) (allowance for credit losses of $13 at June 30, 2020)	$71,822	$62,362
Mortgage loans on real estate (net of allowance for credit losses of $66 at June 30, 2020)	12,506	12,090
Policy loans	3,225	3,270
Other equity investments (1)	1,154	1,149
Trading securities, at fair value	6,141	6,598
Other invested assets	1,962	2,156
Total investments	96,810	87,625
Cash and cash equivalents	4,318	1,492
Deferred policy acquisition costs	3,746	4,337
Amounts due from reinsurers (allowance for credit losses of $6 at June 30, 2020)	3,032	3,001
Loans to affiliates	1,200	1,200
GMIB reinsurance contract asset, at fair value	3,433	2,466
Current and deferred income taxes	—	224
Other assets	3,071	3,050
Separate Accounts assets	116,768	124,646
Total Assets	$232,378	$228,041

LIABILITIES
Policyholders’ account balances	$55,732	$55,421
Future policy benefits and other policyholders' liabilities	41,382	33,976
Broker-dealer related payables	647	428
Amounts due to reinsurers	96	105
Current and deferred income taxes	1,020	—
Other liabilities	1,531	1,768
Separate Accounts liabilities	116,768	124,646
Total Liabilities	$217,176	$216,344
Redeemable noncontrolling interest (2)	$36	$39
Commitments and contingent liabilities (Note 13)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,821	7,809
Retained earnings	2,658	2,242
Accumulated other comprehensive income (loss)	4,676	1,592
Total equity attributable to Equitable Financial	15,157	11,645
Noncontrolling interest	9	13
Total Equity	15,166	11,658
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$232,378	$228,041
______________
(1)See Note 2 for details of balances with variable interest entities.
(2)See Note 12 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$825	$865	$1,729	$1,724
Premiums	199	232	435	464
Net derivative gains (losses)	(5,903)	(178)	3,630	(1,733)
Net investment income (loss)	934	879	1,525	1,783
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(31)	—	(43)	—
Other investment gains (losses), net	176	(12)	243	(20)
Total investment gains (losses), net	145	(12)	200	(20)
Investment management and service fees	235	255	487	503
Other income	8	30	25	40
Total revenues	(3,557)	2,071	8,031	2,761

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	700	868	3,297	1,687
Interest credited to policyholders’ account balances	279	288	568	557
Compensation and benefits	54	85	134	167
Commissions	148	152	309	309
Interest expense	—	—	—	4
Amortization of deferred policy acquisition costs	164	144	1,222	309
Other operating costs and expenses	218	216	431	400
Total benefits and other deductions	1,563	1,753	5,961	3,433
Income (loss) from continuing operations, before income taxes	(5,120)	318	2,070	(672)
Income tax (expense) benefit	1,029	(53)	(425)	109
Net income (loss)	(4,091)	265	1,645	(563)
Less: Net income (loss) attributable to the noncontrolling interest	4	1	(3)	3
Net income (loss) attributable to Equitable Financial	$(4,095)	$264	$1,648	$(566)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,091)	$265	$1,645	$(563)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	1,569	1,291	3,083	2,055
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	1	—	1	—
Other comprehensive income (loss), net of income taxes	1,570	1,291	3,084	2,055

Comprehensive income (loss)	(2,521)	1,556	4,729	1,492
Less: Comprehensive income (loss) attributable to the noncontrolling interest (2)	(3)	(2)	(3)	—
Comprehensive income (loss) attributable to Equitable Financial	$(2,518)	$1,558	$4,732	$1,492
_____________
(1)See Note 11 for details of Change in unrealized gains (losses), net of adjustments.
(2)Amounts for the three and six months ended June 30, 2019 were reclassified to conform to the current year’s presentation.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
April 1, 2020	$2	$7,811	$7,953	$3,106	$18,872	$9	$18,881
Dividend to parent company	—	—	(1,200)	—	(1,200)	—	(1,200)
Net income (loss)	—	—	(4,095)	—	(4,095)	—	(4,095)
Other comprehensive income (loss)	—	—	—	1,570	1,570	—	1,570
Other	—	10	—	—	10	—	10
June 30, 2020	$2	$7,821	$2,658	$4,676	$15,157	$9	$15,166

April 1, 2019	$2	$7,815	$4,268	$273	$12,358	$12	$12,370
Net income (loss)	—	—	264	—	264	—	264
Other comprehensive income (loss)	—	—	—	1,291	1,291	—	1,291
Other	—	7	—	—	7	—	7
June 30, 2019	$2	$7,822	$4,532	$1,564	$13,920	$12	$13,932

	Six Months Ended June 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2020	$2	$7,809	$2,242	$1,592	$11,645	$13	$11,658
Dividend to parent company	—	—	(1,200)	—	(1,200)	—	(1,200)
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	1,648	—	1,648	(2)	1,646
Other comprehensive income (loss)	—	—	—	3,084	3,084	—	3,084
Other	—	12	—	—	12	(2)	10
June 30, 2020	$2	$7,821	$2,658	$4,676	$15,157	$9	$15,166

January 1, 2019	$2	$7,807	$5,098	$(491)	$12,416	$12	$12,428
Net income (loss)	—	—	(566)	—	(566)	—	(566)
Other comprehensive income (loss)	—	—	—	2,055	2,055	—	2,055
Other	—	15	—	—	15	—	15
June 30, 2019	$2	$7,822	$4,532	$1,564	$13,920	$12	$13,932

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,645	$(563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	568	557
Policy charges and fee income	(1,729)	(1,724)
Net derivative (gains) losses	(3,630)	1,733
Credit losses on AFS debt securities and loans	43	—
Investment (gains) losses, net	(243)	20
Realized and unrealized (gains) losses on trading securities	(104)	(401)
Non-cash long-term incentive compensation expense	13	17
Amortization and depreciation	1,181	268
Equity (income) loss from limited partnerships	53	(39)
Changes in:
Reinsurance recoverable	(149)	(59)
Capitalization of deferred policy acquisition costs	(291)	(310)
Future policy benefits	1,666	91
Current and deferred income taxes	433	99
Other, net	(324)	28
Net cash provided by (used in) operating activities	$(868)	$(283)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$7,269	$4,842
Mortgage loans on real estate	383	288
Trading account securities	801	7,117
Real estate joint ventures	—	2
Short-term investments	935	1,518
Other	155	95
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(11,292)	(12,385)
Mortgage loans on real estate	(860)	(757)
Trading account securities	(236)	(663)
Short-term investments	(651)	(1,594)
Other	(232)	(108)
Cash settlements related to derivative instruments	5,084	(1,089)
Investment in capitalized software, leasehold improvements and EDP equipment	(21)	(31)
Other, net	51	(11)
Net cash provided by (used in) investing activities	$1,386	$(2,776)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,327	$4,609
Withdrawals	(2,045)	(2,291)
Transfer (to) from Separate Accounts	900	876
Change in collateralized pledged assets	58	(8)
Change in collateralized pledged liabilities	247	1,479
Shareholder dividend paid	(1,200)	—
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	1	10
Repayment of loans from affiliates	—	(572)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)
Other, net	20	—
Net cash provided by (used in) financing activities	$2,308	$3,530

Change in cash and cash equivalents	2,826	471
Cash and cash equivalents, beginning of year	1,492	2,622
Cash and cash equivalents, end of year	$4,318	$3,093

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$14	$7

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited)

1) ORGANIZATION
Equitable Financial Life Insurance Company’s (“Equitable Financial” and, collectively with its consolidated subsidiaries, the “Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Equitable Holdings, Inc. (“Holdings”). Equitable Financial is a stock life insurance company organized in 1859 under the laws of the State of New York.
The Company’s two principal subsidiaries include Equitable Distributors, LLC (“Equitable Distributors”) and Equitable Investment Management, LLC (“EIM”). Both Equitable Distributors and EIM are wholly-owned Delaware limited liability companies.
2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, with the exception of the Company’s update of its interest rate assumption and adoption of new economic scenario generator as further described below in Assumption Updates and Model Changes. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The accompanying unaudited consolidated financial statements present the consolidated results of operations, financial condition and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2020” and “second quarter 2019” refer to the three months ended June 30, 2020 and 2019, respectively. The terms “first six months of 2020” and “first six months of 2019” refer to the six months ended June 30, 2020 and 2019, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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

ASU 2018-19, ASU 2019-04 and ASU 2019-11 clarified the codification guidance and did not materially change the standard.	On January 1, 2020, the Company adopted the new standard and completed implementation of its updated current expected credit losses (“CECL”) models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded a cumulative effect adjustment to reduce the opening retained earnings balance by approximately $40 million, on a pre-tax and pre-DAC basis. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial and agricultural mortgage loan portfolios and reinsurance.

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

The Company elected to early adopt during 2019 the removal of disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company adopted the additional disclosures related to Level 3 fair value information on January 1, 2020.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2019-09: Financial Services - Insurance (Topic 944): Effective Date
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:

1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update, cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.	In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. On July 9, 2020, the FASB issued an exposure draft which proposed a one-year deferral of the effective date of the amendments in ASU 2018-12 for all insurance entities. Early adoption would still be allowed.

	For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (“AOCI”) or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.	The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
2. Measurement of market risk benefits (“MRBs”). MRBs, as defined under the ASU, will encompass certain variable annuity guaranteed benefit (“GMxB”) features associated with variable annuity products and other general account annuities with other than nominal market risk. The ASU requires MRBs to be measured at fair value with changes in value attributable to changes in instrument-specific credit risk recognized in Other comprehensive income (“OCI”).

3. Amortization of deferred acquisition costs. The ASU simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs will be required to be written off for unexpected contract terminations but will not be subject to impairment testing.

4. Expanded footnote disclosures. The ASU requires additional disclosures including disaggregated roll-forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs. Companies will also be required to disclose information about significant inputs, judgements, assumptions and methods used in measurement.	For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At June 30, 2020 and December 31, 2019, the carrying value of COLI was $947 million and $942 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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
Commercial and Agricultural Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process.
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
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:
•Loan-to-value (“LTV”) ratio - Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.
•Debt service coverage (“DSC”) ratio - Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Other - Any other factors such as maturity, borrower/tenant related issues, payment status, property condition, or current economic conditions may call into question the performance of the loan.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Within the IUS process, Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problem mortgages but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Net Investment Income (Loss), Investment Gains (Losses), Net, and Unrealized Investment Gains (Losses)
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
The analysis performed to identify variable interests held, determine whether entities are VIEs or voting interest entities (“VOEs”), and evaluate whether the Company has a controlling financial interest in such entities requires the exercise of judgment and is updated on a continuous basis as circumstances change or new entities are developed. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, including consideration of economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Consolidated VIEs
At June 30, 2020 and December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Financial and AXA France and holds an investment in a real estate venture. Included in Other invested assets in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 are total assets of $30 million and $32 million, respectively related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held for sale. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity.
Non-Consolidated VIEs
At June 30, 2020 and December 31, 2019, respectively, the Company held approximately $1.1 billion and $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $146.6 billion and $160.2 billion at June 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.1 billion and $1.1 billion and approximately $1.2 billion and $1.1 billion of unfunded commitments at June 30, 2020 and December 31, 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
In addition, at June 30, 2020 and December 31, 2019, Other invested assets includes real estate held for sale of $(5) million and $(5) million, respectively, as related to one non-consolidated real estate joint venture.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and deferred sales inducement (“DSI”) assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
In the first quarter of 2020, due to the extraordinary economic conditions driven by the COVID-19 pandemic, the Company updated its interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%. The Company determined that no assumption updates were necessary in the second quarter of 2020.
The low interest rate environment and update to the interest rate assumption caused a loss recognition event for the Company’s life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on the life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
The net impact of the economic assumption update in the first six months of 2020 increased Policyholders’ benefits by $1.3 billion, increased Amortization of DAC by $861 million, increased Policy charges and fee income by $54 million and decreased Interest credited to policyholders’ account balances by $6 million. This resulted in a decrease in Income (loss) from continuing operations, before income taxes of $2.1 billion and decreased Net income (loss) of $1.7 billion.
Also in the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income

(loss) from continuing operations, before income taxes of $165 million, and an increase to Net Income (loss) of $130 million during the first six months of 2020.
3) INVESTMENTS
Fixed Maturities Available-for-Sale
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or other-than-temporary impairment (“OTTI”) approach to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2, Significant Accounting Policies – Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within Other assets. Accrued interest receivable on AFS fixed maturities at June 30, 2020 was $480 million.
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
There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2020.
Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2020:
Fixed Maturities:
Corporate (1)	$45,706	$13	$4,091	$154	$49,630
U.S. Treasury, government and agency	13,103	—	4,090	—	17,193
States and political subdivisions	607	—	105	—	712
Foreign governments	770	—	69	6	833
Residential mortgage-backed (2)	144	—	14	—	158
Asset-backed (3)	2,057	—	23	41	2,039
Commercial mortgage-backed	855	—	24	—	879
Redeemable preferred stock	373	—	15	10	378
Total at June 30, 2020	$63,615	$13	$8,431	$211	$71,822

December 31, 2019:
Fixed Maturities:
Corporate (1)	$42,347	$—	$2,178	$61	$44,464
U.S. Treasury, government and agency	14,385	—	1,151	305	15,231
States and political subdivisions	584	—	68	3	649
Foreign governments	460	—	35	5	490
Residential mortgage-backed (2)	161	—	12	—	173
Asset-backed (3)	843	—	3	2	844
Redeemable preferred stock	498	—	18	5	511
Total at December 31, 2019	$59,278	$—	$3,465	$381	$62,362
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(4)Amounts represent the allowance for credit losses for 2020 - (see Note 2 Significant Accounting Policies - Investments).
The contractual maturities of AFS fixed maturities at June 30, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2020 (1):
Contractual maturities:
Due in one year or less	$4,393	$4,433
Due in years two through five	14,167	14,944
Due in years six through ten	16,475	18,256
Due after ten years	25,138	30,735
Subtotal	60,173	68,368
Residential mortgage-backed	144	158
Asset-backed	2,057	2,039
Commercial mortgage-backed	855	879
Redeemable preferred stock	373	378
Total at June 30, 2020	$63,602	$71,822
______________
(1)Net amortized cost is equal to amortized cost, less any allowance for credit losses to the extent applicable.
The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and six months ended June 30, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Proceeds from sales	$2,864	$1,556	$4,586	$2,917
Gross gains on sales	$205	$9	$274	$17
Gross losses on sales	$(24)	$(6)	$(27)	$(21)

Credit losses (1)	$(11)	$—	$(13)	$—
______________
(1)Commencing with the Company’s adoption of ASU 2016-13 on January 1, 2020, credit losses on AFS debt securities were recognized as an allowance for credit losses. In 2019 and prior, credit losses on AFS fixed maturities were recognized as OTTI.
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$(17)	$(18)	$(15)	$(46)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	—	28
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(8)	—	(10)	—
Additional credit losses this period on securities previously impaired	(3)	—	(3)	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$(28)	$(18)	$(28)	$(18)
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
Net unrealized investment gains (losses) on AFS fixed maturities are included in the consolidated balance sheets as a component of AOCI.
Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net income (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturities on which a credit loss has been recognized, and all other.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2020	$5,040	$(205)	$(1,003)	$(805)	$3,027
Net investment gains (losses) arising during the period	3,336	—	—	—	3,336
Reclassification adjustment:					—
Included in Net income (loss)	(167)	—	—	—	(167)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(289)	—	—	(289)
Deferred income taxes	—	—	—	(437)	(437)
Policyholders’ liabilities	—	—	(799)	—	(799)
Net unrealized investment gains (losses) excluding credit losses	8,209	(494)	(1,802)	(1,242)	4,671
Net unrealized investment gains (losses) with credit losses	(2)	—	1	—	(1)
Balance, June 30, 2020	$8,207	$(494)	$(1,801)	$(1,242)	$4,670

Balance, April 1, 2019	$1,003	$(616)	$22	$(86)	$323
Net investment gains (losses) arising during the period	1,623	—	—	—	1,623
Reclassification adjustment:					—
Included in Net income (loss)	(4)	—	—	—	(4)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	82	—	—	82
Deferred income taxes	—	—	—	(334)	(334)
Policyholders’ liabilities	—	—	(108)	—	(108)
Net unrealized investment gains (losses) excluding credit losses	2,622	(534)	(86)	(420)	1,582
Net unrealized investment gains (losses) with credit losses (1)	2	—	—	—	2
Balance, June 30, 2019	$2,624	$(534)	$(86)	$(420)	$1,584

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,084	$(831)	$(192)	$(433)	$1,628
Net investment gains (losses) arising during the period	5,362	—	—	—	5,362
Reclassification adjustment:					—
Included in Net income (loss)	(230)	—	—	—	(230)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	336	—	—	336

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Deferred income taxes	—	—	—	(810)	(810)
Policyholders’ liabilities	—	—	(1,611)	—	(1,611)
Net unrealized investment gains (losses) excluding credit losses	8,216	(495)	(1,803)	(1,243)	4,675
Net unrealized investment gains (losses) with credit losses	(9)	1	2	1	(5)
Balance, June 30, 2020	$8,207	$(494)	$(1,801)	$(1,242)	$4,670

Balance, January 1, 2019	$(577)	$39	$(55)	$125	$(468)
Net investment gains (losses) arising during the period	3,206	—	—	—	3,206
Reclassification adjustment:
Included in Net income (loss)	(7)	—	—	—	(7)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(573)	—	—	(573)
Deferred income taxes	—	—	—	(545)	(545)
Policyholders’ liabilities	—	—	(31)	—	(31)
Net unrealized investment gains (losses) excluding credit losses	2,622	(534)	(86)	(420)	1,582
Net unrealized investment gains (losses) with credit losses (1)	2	—	—	—	2
Balance, June 30, 2019	$2,624	$(534)	$(86)	$(420)	$1,584
______________
(1)Credit losses for 2019 were OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 639 issues at June 30, 2020 and the 390 issues at December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2020:
Fixed Maturities:
Corporate	$2,511	$96	$273	$51	$2,784	$147
Foreign governments	47	6	—	—	47	6
Asset-backed	1,349	37	73	4	1,422	41
Redeemable preferred stock	121	8	11	2	132	10
Total at June 30, 2020	$4,028	$147	$357	$57	$4,385	$204

December 31, 2019: (1)
Fixed Maturities:
Corporate	$2,669	$41	$366	$20	$3,035	$61

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury, government and agency	4,245	305	2	—	4,247	305
States and political subdivisions	123	3	—	—	123	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	—	201	2	520	2
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,396	$349	$665	$32	$8,061	$381
______________
(1)Amounts represents fixed maturities in an unrealized loss position that are not deemed to be other-than-temporarily impaired for 2019.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at June 30, 2020 and December 31, 2019 were $318 million and $279 million, respectively, representing 2.1% and 2.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2020 and December 31, 2019, respectively, approximately $1.9 billion and $1.4 billion, or 3.0% and 2.3%, of the $63.6 billion and $59.3 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $112 million and $21 million at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, respectively, the $57 million and $32 million of gross unrealized losses of twelve months or more were concentrated in corporate securities, as applicable. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was not warranted at either June 30, 2020 or December 31, 2019. At June 30, 2020 and December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2020, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings due to the impact of the COVID-19 pandemic on financial markets and assessments of fundamental risks.
Mortgage Loans
The Company utilizes a PD/LGD model, configured in accordance with the Company’s policies that meet the concepts in the CECL framework, to estimate expected credit losses for mortgage loans as a product of PD, LGD and the exposure at default across various economic scenarios. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of amortized cost for mortgage loans on the consolidated balance sheets excludes accrued interest amounts because the Company presents accrued interest receivables within Other assets. Accrued interest receivable on commercial and agricultural mortgage loans at June 30, 2020 was $28 million and $29 million, respectively. Accrued interest of $1 million was written off for the three and six months ended June 30, 2020 for commercial mortgage loans. There was no accrued interest written off for agricultural mortgage loans for the three and six months ended June 30, 2020.
Once mortgage loans are placed on nonaccrual status, the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in the timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
At June 30, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and six months ended June 30, 2020 was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

	(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Balance, beginning of period	$(43)	$(33)
Current-period provision for expected credit losses	(19)	(29)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(19)	(29)
Ending Balance, June 30,	$(62)	$(62)

Agricultural mortgages:
Balance, beginning of period	$(3)	$(3)
Current-period provision for expected credit losses	(1)	(1)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(1)	(1)
Ending Balance, June 30,	$(4)	$(4)

Total allowance for credit losses	$(66)	$(66)
____________
(1) See Note 2 for discussion of the transition balance.
The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure at June 30, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1)(3)

	At June 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$29	$324	$196	$748	$1,297
50% - 70%	656	613	915	759	2,501	1,714	7,158
70% - 90%	90	184	304	113	58	464	1,213
90% plus	—	—	—	5	—	156	161
Total commercial	$746	$797	$1,248	$1,201	$2,755	$3,082	$9,829

Agricultural:
0% - 50%	$106	$139	$159	$167	$254	$733	$1,558
50% - 70%	204	139	186	112	129	394	1,164
70% - 90%	—	—	3	—	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$310	$278	$348	$279	$383	$1,145	$2,743

Total mortgage loans:
0% - 50%	$106	$139	$188	$491	$450	$1,481	$2,855
50% - 70%	860	752	1,101	871	2,630	2,108	8,322
70% - 90%	90	184	307	113	58	482	1,234
90% plus	—	—	—	5	—	156	161
Total mortgage loans	$1,056	$1,075	$1,596	$1,480	$3,138	$4,227	$12,572

Debt Service Coverage Ratios (2)(3)

	At June 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$621	$373	$800	$377	$2,134	$1,315	$5,620
1.8x to 2.0x	90	187	123	409	70	484	1,363
1.5x to 1.8x	35	183	230	302	551	610	1,911
1.2x to 1.5x	—	12	12	76	—	673	773
1.0x to 1.2x	—	42	83	37	—	—	162
Less than 1.0x	—	—	—	—	—	—	—
Total commercial	$746	$797	$1,248	$1,201	$2,755	$3,082	$9,829

Agricultural
Greater than 2.0x	$43	$28	$39	$37	$76	$162	$385
1.8x to 2.0x	11	36	15	17	21	91	191
1.5x to 1.8x	75	39	46	43	52	232	487
1.2x to 1.5x	110	126	148	110	158	349	1,001
1.0x to 1.2x	67	39	92	71	58	275	602
Less than 1.0x	4	10	8	1	18	36	77
Total agricultural	$310	$278	$348	$279	$383	$1,145	$2,743

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	At June 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Total mortgage loans
Greater than 2.0x	$664	$401	$839	$414	$2,210	$1,477	$6,005
1.8x to 2.0x	101	223	138	426	91	575	1,554
1.5x to 1.8x	110	222	276	345	603	842	2,398
1.2x to 1.5x	110	138	160	186	158	1,022	1,774
1.0x to 1.2x	67	81	175	108	58	275	764
Less than 1.0x	4	10	8	1	18	36	77
Total mortgage loans	$1,056	$1,075	$1,596	$1,480	$3,138	$4,227	$12,572
_____________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Amounts presented at amortized cost basis.
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans at June 30, 2020 and December 31, 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
June 30, 2020:
Mortgage loans:
Commercial:
0% - 50%	$1,016	$20	$237	$24	$—	$—	$1,297
50% - 70%	4,208	1,080	1,353	485	32	—	7,158
70% - 90%	312	263	321	187	130	—	1,213
90% plus	84	—	—	77	—	—	161
Total commercial	$5,620	$1,363	$1,911	$773	$162	$—	$9,829

Agricultural:
0% - 50%	$292	$106	$255	$520	$333	$52	$1,558
50% - 70%	93	83	232	462	269	25	1,164
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$385	$191	$487	$1,001	$602	$77	$2,743

Total mortgage loans:
0% - 50%	$1,308	$126	$492	$544	$333	$52	$2,855
50% - 70%	4,301	1,163	1,585	947	301	25	8,322
70% - 90%	312	265	321	206	130	—	1,234
90% plus	84	—	—	77	—	—	161
Total mortgage loans	$6,005	$1,554	$2,398	$1,774	$764	$77	$12,572

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
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
______________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Amounts presented at amortized cost basis.
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans at June 30, 2020 and December 31, 2019, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans(2)
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2020:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,754	$9,754	$75	$9,829	$75	$1
Agricultural	67	9	49	125	2,618	2,743	—	2,743	—	—
Total	$67	$9	$49	$125	$12,372	$12,497	$75	$12,572	$75	$1
December 31, 2019:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans(2)
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,373	$9,373	$—	$9,373	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,966	$12,090	$—	$12,090	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
(2) Amounts for 2020 represent results for both the three and six months ended June 30, 2020.
At June 30, 2020 and December 31, 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $75 million and $0 million, respectively.
Troubled Debt Restructuring
The Company invests in commercial and agricultural mortgage loans included in the balance sheet as Mortgage loans on real estate and privately negotiated fixed maturities included in the balance sheet as Fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. At June 30, 2020, the Company did not have any commercial or agricultural mortgage loans accounted for as troubled debt restructurings. At June 30, 2020, the Company had four new privately negotiated fixed maturity troubled debt restructurings with a pre-modification cost basis of $42 million and post-modification carrying value of $37 million, these troubled debt restructurings did not have subsequent payment defaults nor additional commitments to lend. The four privately negotiated fixed maturity troubled debt restructurings are 0.04% of the Company’s total invested assets.
Trading Securities
At June 30, 2020 and December 31, 2019, respectively, the fair value of the Company’s trading securities was $6.1 billion and $6.6 billion. At June 30, 2020 and December 31, 2019, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $38 million and $58 million.
Net unrealized and realized gains (losses) on trading securities are included in Net investment income (loss) in the Consolidated Statements of Income (Loss). The table below shows a breakdown of Net investment income (loss) from trading securities during the three and six months ended June 30, 2020 and 2019:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$250	$150	$87	$424
Net investment gains (losses) recognized on securities sold during the period	14	1	17	(23)
Unrealized and realized gains (losses) on trading securities	264	151	104	401
Interest and dividend income from trading securities	45	71	94	161
Net investment income (loss) from trading securities	$309	$222	$198	$562

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company has in place an economic hedge program using interest rate swaps and U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the Structured Capital Strategies (“SCS”) variable annuity, Structured Investment Option in the EQUI-VEST variable annuity series (“SIO”), Market Stabilizer Option (“MSO”) in the variable life insurance products and Indexed Universal Life (“IUL”) insurance products. These products permit the contract owner to participate in the performance of an index, Exchange Traded Funds (“ETF”) or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
Derivatives Used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of credit default swaps (“CDS”). Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net derivative gains (losses).
The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDS in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. The Company purchased CDS to mitigate its exposure to a reference entity through cash positions. These positions do not replicate credit spreads.
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDS. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract (“SNAC”) or Standard European Corporate Contract (“STEC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
Derivative Instruments by Category

	At June 30, 2020			Six Months Ended June 30, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$3,848	$—	$—	$(126)
Swaps	17,760	77	79	963
Options	36,469	4,333	2,442	(1,387)
Interest rate contracts:
Swaps	24,771	2,089	432	3,658
Futures	23,565	—	—	2,072
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,252	10	4	(7)
Other freestanding contracts:
Foreign currency contracts	347	—	—	(3)
Margin	—	51	77	—
Collateral	—	14	3,288	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	3,433	—	1,026
GMxB derivative features liability (4)	—	—	12,382	(3,946)
SCS, SIO, MSO and IUL indexed features (5)	—	—	1,690	1,377
Total derivative instruments	$108,012	$10,007	$20,394

Net derivative gains (losses) (6)				$3,636
______________
(1)Reported in Other invested assets in the consolidated balance sheets.
(2)Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
(3)Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(4)Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(5)Reported in Policyholders’ account balances in the consolidated balance sheets.
(6)Investment fees of $6 million are reported in Net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	At December 31, 2019			Six Months Ended June 30, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$3,510	$—	$—	$(930)
Swaps	17,064	9	279	(1,260)
Options	47,766	5,080	1,749	1,276
Interest rate contracts:
Swaps	23,700	467	523	1,597
Futures	20,424	—	—	25
Swaptions	3,201	16	—	7
Credit contracts:
Credit default swaps	1,232	18	—	13
Other freestanding contracts:
Foreign currency contracts	501	3	—	(27)
Margin	—	140	—	—
Collateral	—	72	3,001	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,466	—	217
GMxB derivative features liability (4)	—	—	8,246	(1,116)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,150	(1,535)
Total derivative instruments	$117,398	$8,271	$16,948

Net derivative gains (losses)				$(1,733)
______________
(1)Reported in Other invested assets in the consolidated balance sheets.
(2)Reported in Net derivative gains (losses) in the consolidated statements of income (loss).
(3)Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(4)Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(5)Reported in Policyholders’ account balances in the consolidated balance sheets.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at June 30, 2020 and December 31, 2019 are exchange-traded and net settled daily in cash. At June 30, 2020 and December 31, 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $264 million and $58 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $404 million and $165 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $43 million and $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
ISDA Master Agreement and related CSA have been executed. At June 30, 2020 and December 31, 2019, respectively, the Company held $3.3 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $14 million and $72 million at June 30, 2020 and December 31, 2019, respectively, in the normal operation of its collateral arrangements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At June 30, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$6,573	$6,134	$439	$(118)	$321
Other financial assets	1,523	—	1,523	—	1,523
Other invested assets	$8,096	$6,134	$1,962	$(118)	$1,844

Liabilities:
Derivative liabilities	$6,203	$6,134	$69	$—	$69
Other financial liabilities	1,462	—	1,462	—	1,462
Other liabilities	$7,665	$6,134	$1,531	$—	$1,531
______________
(1) Financial instrument/s sent (held).
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
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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

Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,327	$6,478
Policyholder dividend obligation	150	2
Other liabilities	100	38
Total Closed Block liabilities	6,577	6,518

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,490 and $3,558) (allowance for credit losses of $0 at June 30, 2020)	3,838	3,754
Mortgage loans on real estate (net of allowance for credit losses of $7 at June 30, 2020)	1,774	1,759
Policy loans	668	706
Cash and other invested assets	44	82
Other assets	183	145
Total assets designated to the Closed Block	6,507	6,446

Excess of Closed Block liabilities over assets designated to the Closed Block	70	72
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $150 and $2; and net of income tax: $42 and $41	167	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$237	$236
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Premiums and other income	$40	$46	$82	$94
Net investment income (loss)	63	72	129	139
Investment gains (losses), net	(2)	—	(2)	(1)
Total revenues	101	118	209	232

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Benefits and Other Deductions:
Policyholders’ benefits and dividends	103	114	206	235
Other operating costs and expenses	1	—	1	1
Total benefits and other deductions	104	114	207	236
Net income (loss), before income taxes	(3)	4	2	(4)
Income tax (expense) benefit	(1)	(1)	(1)	(2)
Net income (loss)	$(4)	$3	$1	$(6)
6) INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:
•Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);
•Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);
•Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;
•Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include either a five year or an annual reset; or
•Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three and Six Months Ended June 30, 2020 and 2019

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at April 1, 2020	$5,047	$(105)	$6,297	$(3,305)
Paid guarantee benefits	(140)	4	(103)	17
Other changes in reserve	102	3	(43)	(145)
Balance at June 30, 2020	$5,009	$(98)	$6,151	$(3,433)

Balance at April 1, 2019	$4,665	$(103)	$3,740	$(2,009)
Paid guarantee benefits	(108)	5	(56)	14
Other changes in reserve	153	(2)	75	(201)
Balance at June 30, 2019	$4,710	$(100)	$3,759	$(2,196)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at January 1, 2020	$4,779	$(98)	$4,688	$(2,466)
Paid guarantee benefits	(251)	9	(177)	37
Other changes in reserve	481	(9)	1,640	(1,004)
Balance at June 30, 2020	$5,009	$(98)	$6,151	$(3,433)

Balance at January 1, 2019	$4,654	$(107)	$3,741	$(1,991)
Paid guarantee benefits	(226)	9	(112)	35
Other changes in reserve	282	(2)	130	(240)
Balance at June 30, 2019	$4,710	$(100)	$3,759	$(2,196)
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
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in force with GMDB and GMIB features as of June 30, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features at June 30, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$14,904	$90	$57	$174	$15,225
Separate Accounts	46,313	8,576	2,914	30,252	88,055
Total Account Values	$61,217	$8,666	$2,971	$30,426	$103,280

Net Amount at Risk, gross	$167	$207	$1,990	$20,398	$22,762
Net Amount at Risk, net of amounts reinsured	$167	$201	$1,414	$20,398	$22,180

Average attained age of policyholders (in years)	51.2	68.0	74.6	69.8	55.1
Percentage of policyholders over age 70	10.9%	47.1%	69.3%	52.4%	19.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$18	$223	$241
Separate Accounts	—	—	22,463	32,329	54,792
Total Account Values	$—	$—	$22,481	$32,552	$55,033

Net Amount at Risk, gross	$—	$—	$1,189	$15,384	$16,573
Net Amount at Risk, net of amounts reinsured	$—	$—	$376	$13,872	$14,248

Average attained age of policyholders (in years)	N/A	N/A	63.8	69.8	67.6
Weighted average years remaining until annuitization	N/A	N/A	5.9	0.7	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2020		December 31, 2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,126	$16,011	$42,489	$17,941
Fixed income	5,297	2,682	5,263	2,699
Balanced	42,696	35,835	45,871	38,445
Other	936	264	865	263
Total	$88,055	$54,792	$94,488	$59,348
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
The change in the NLG liabilities, reflected in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets, is summarized in the table below.

	2020			2019
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance at April 1,	$920	$(827)	$93	$801	$(744)	$57
Paid guarantee benefits	(13)	—	(13)	(3)	—	(3)
Other changes in reserves	35	(14)	21	21	(11)	10
Balance at June 30,	$942	$(841)	$101	$819	$(755)	$64

Balance at January 1,	$893	$(807)	$86	$787	$(733)	$54
Paid guarantee benefits	(26)	—	(26)	(10)	—	(10)
Other changes in reserves	75	(34)	41	42	(22)	20
Balance at June 30,	$942	$(841)	$101	$819	$(755)	$64
7) FAIR VALUE DISCLOSURES
U.S. GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:
Level 1 Unadjusted quoted prices for identical instruments in active markets. Level 1 fair values generally are supported by market transactions that occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. At June 30, 2020 and December 31, 2019, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements at June 30, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$47,978	$1,652	$49,630
U.S. Treasury, government and agency	—	17,193	—	17,193
States and political subdivisions	—	672	40	712
Foreign governments	—	833	—	833
Residential mortgage-backed (2)	—	158	—	158
Asset-backed (3)	—	2,039	—	2,039
Commercial mortgage-backed	—	879	—	879
Redeemable preferred stock	315	63	—	378
Total fixed maturities, AFS	315	69,815	1,692	71,822
Other equity investments	12	—	1	13
Trading securities	282	5,859	—	6,141
Other invested assets:
Short-term investments	—	227	—	227
Assets of consolidated VIEs/VOEs	—	—	15	15
Swaps	—	1,655	—	1,655
Credit default swaps	—	6	—	6
Options	—	1,891	—	1,891
Total other invested assets	—	3,779	15	3,794
Cash equivalents	3,784	—	—	3,784
GMIB reinsurance contracts asset	—	—	3,433	3,433
Separate Accounts assets (4)	113,420	2,792	—	116,212
Total Assets	$117,813	$82,245	$5,141	$205,199

Liabilities:
GMxB derivative features’ liability	$—	$—	$12,382	$12,382
SCS, SIO, MSO and IUL indexed features’ liability	—	1,690	—	1,690
Total Liabilities	$—	$1,690	$12,382	$14,072
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At June 30, 2020 the fair value of such investments was $363 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At December 31, 2019 the fair value of such investments was $356 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $302 million and $175 million at June 30, 2020 and December 31, 2019, respectively, to recognize incremental counterparty non-performance risk.
Lapse rates are adjusted at the contract level based on a comparison of the actuarial calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2020, AFS fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
measure and validate their fair values. In addition, AFS fixed maturities with fair value of $219 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 2.1% of total equity at June 30, 2020.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and six months ended June 30, 2020 and 2019, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, April 1, 2020	$1,174	$36	$40
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—
Investment gains (losses), net	(11)	—	—
Subtotal	(10)	—	—
Other comprehensive income (loss)	6	5	8
Purchases	284	—	(48)
Sales	(44)	(1)	—
Transfers into Level 3 (1)	219	—	—
Transfers out of Level 3 (1)	23	—	—
Balance, June 30, 2020	$1,652	$40	$—

Balance, April 1, 2019	$1,169	$39	$534
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Investment gains (losses), net	—	—	—
Subtotal	2	—	—
Other comprehensive income (loss)	1	1	1
Purchases	151	—	(1)
Sales	(26)	(1)	—
Transfers into Level 3 (1)	(3)	—	—
Transfers out of Level 3 (1)	(4)	—	—
Balance, June 30, 2019	$1,290	$39	$534
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2020	$1,246	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Investment gains (losses), net	(13)	—	—
Subtotal	(11)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Other comprehensive income (loss)	(54)	2	—
Purchases	345	—	—
Sales	(90)	(1)	—
Transfers into Level 3 (1)	219	—	—
Transfers out of Level 3 (1)	(3)	—	(100)
Balance, June 30, 2020	$1,652	$40	$—

Balance, January 1, 2019	$1,174	$38	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	—	—
Subtotal	3	—	—
Other comprehensive income (loss)	10	2	5
Purchases	221	—	10
Sales	(59)	(1)	—
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(73)	—	—
Balance, June 30, 2019	$1,290	$39	$534
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, April 1, 2020	$15	$3,305	$—	$(9,509)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	(139)	—	(370)
Non-performance risk (1)	—	272	—	(2,411)
Total realized and unrealized gains (losses)	—	133	—	(2,781)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	1	12	—	(107)
Sales (3)	—	(17)	—	15
Settlements	—	—	—	—
Change in estimate (4)	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, June 30, 2020	$16	$3,433	$—	$(12,382)

Balance, April 1, 2019	$18	$2,009	$23	$(5,944)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	178	—	(707)
Non-performance risk (1)	—	12	—	—
Total realized and unrealized gains (losses)	—	190	—	(707)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	11	3	(103)
Sales (3)	—	(14)	—	5
Settlements	—	—	(2)	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, June 30, 2019	$16	$2,196	$24	$(6,749)
______________
(1)The Company’s non-performance risk is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability, represents benefits paid.
(4)For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.
(5)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2020	$16	$2,466	$—	$(8,246)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	1,082	—	(4,440)
Non-performance risk (1)	—	(56)	—	494
Total realized and unrealized gains (losses)	—	1,026	—	(3,946)
Other comprehensive income (loss)	—
Purchases (2)	1	23	—	(215)
Sales (3)	—	(37)	—	25
Settlements	—	—	—	—
Change in estimate (4)	—	(45)	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, June 30, 2020	$16	$3,433	$—	$(12,382)

Balance, January 1, 2019	$48	$1,991	$21	$(5,431)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses), excluding non-performance risk	—	165	—	(656)
Non-performance risk (1)	—	52	—	(460)
Total realized and unrealized gains (losses)	—	217	—	(1,116)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	23	8	(210)
Sales (3)	—	(35)	—	8
Settlements	—	—	(3)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	(29)	—	(1)	—
Balance, June 30, 2019	$16	$2,196	$25	$(6,749)
 ______________
(1)The Company’s non-performance risk is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability, represents benefits paid.
(4)For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.
(5)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
The table below details changes in unrealized gains (losses) for the six months ended June 30, 2020 and 2019 by category for Level 3 assets and liabilities still held at June 30, 2020 and 2019, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at June 30, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$(54)
State and political subdivisions	—	2
Total fixed maturities, AFS	—	(52)
GMIB reinsurance contracts	1,026	—
GMxB derivative features liability	(3,946)	—
Total	$(2,920)	$(52)

Held at June 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$10
State and political subdivisions	—	2
Asset-backed	—	5
Total fixed maturities, AFS	—	17
GMIB reinsurance contracts	217	—
GMxB derivative features liability	(1,116)	—
Total	$(899)	$17
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at June 30, 2020 and December 31, 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$237	Matrix pricing model	Spread over Benchmark	0 - 580 bps	34 bps
	1,062	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.7x - 33.6x 6.2% - 23.4% 0.9x - 25.0x	14.0x 10.2% 11.1x
GMIB reinsurance contract asset	3,433	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	55 - 144 bps 0.8%-10% 0%-8% 0%-49% 14%-34% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	73 bps 1.55% 1.11% 6.20% 24% All ages 2.76%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Liabilities:
GMIBNLG	12,081	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	166.0 bps 0.8%-19.9% 0.3%-11% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	2.59% 1.17% 6.19% All ages 1.38%
GWBL/GMWB	167	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	166.0 bps 0.8%-10% 0%-7% 100% once starting 14%-34%	1.55% 1.11% 24.08%
GIB	124	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	166.0 bps 1.2%-19.9% 0%-8% 0%-100% 14%-34%	1.55% 1.11% 6.20% 24%
GMAB	10	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	166.0 bps 1%-10% 14%-34%	1.55% 24%
        ______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)For Lapses, Withdrawals, and Utilizations the rates were weighted by counts, for Mortality weighted average rates are shown for all ages combined and for Withdrawals the weighted averages were based on an estimated split of partial withdrawal and dollar-for-dollar withdrawals.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above at June 30, 2020 and December 31, 2019, respectively, are approximately $409 million and $325 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
•The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2020 and December 31, 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2020 and December 31, 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values at June 30, 2020 and December 31, 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2020:
Mortgage loans on real estate	$12,506	$—	$—	$12,572	$12,572
Policy loans	$3,225	$—	$—	$4,390	$4,390
Loans to affiliates	$1,200	$—	$1,245	$—	$1,245
Policyholders’ liabilities: Investment contracts	$2,047	$—	$—	$2,293	$2,293
FHLBNY funding agreements (1)	$6,700	$—	$6,793	$—	$6,793
Separate Accounts liabilities	$8,445	$—	$—	$8,445	$8,445

December 31, 2019:
Mortgage loans on real estate	$12,090	$—	$—	$12,317	$12,317
Policy loans	$3,270	$—	$—	$4,199	$4,199
Loans to affiliates	$1,200	$—	$1,224	$—	$1,224
Policyholders’ liabilities: Investment contracts	$1,922	$—	$—	$2,029	$2,029
FHLBNY funding agreements (1)	$6,909	$—	$6,957	$—	$6,957
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041
______________
(1)Federal Home Loan Bank of New York (“FHLBNY”)
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in Policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), Access Accounts and Escrow Shield Plus product reserves are held at book value.
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
8) LOANS TO AFFILIATES
Loans Issued to Holdings
In April 2018, Equitable Financial made a $800 million loan to Holdings. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018 and in December 2019, Holdings repaid $200 million and $300 million in principal, respectively. At June 30, 2020, the amount outstanding was $300 million.
In November 2019, Equitable Financial made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. At June 30, 2020, the amount outstanding was $900 million.
9) INCOME TAXES
Income tax expense for the three and six months ended June 30, 2020 and 2019 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10) RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the six months ended June 30, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
11) EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of June 30, 2020 and 2019 follow:

	June 30,
	2020	2019
	(in millions)
Unrealized gains (losses) on investments	$4,680	$1,571
Defined benefit pension plans	(4)	(7)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$4,676	$1,564

The components of OCI, net of taxes for the three and six months ended June 30, 2020 and 2019, follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$2,633	$1,283	$4,229	$2,526
(Gains) losses reclassified into net income (loss) during the period (1)	(134)	(4)	(182)	2
Net unrealized gains (losses) on investments	2,499	1,279	4,047	2,528
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(930)	12	(964)	(473)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $417, $341, $820 and $541)	1,569	1,291	3,083	2,055
Other comprehensive income (loss), attributable to Equitable Financial	$1,570	$1,291	$3,084	$2,055
        ____________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(35) million, $0 million, $(48) million and $1 million for the three and six months ended June 30, 2020 and 2019, respectively.

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
12)  REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$32	$48	$39	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	2	1	(3)	3
Purchase/change of redeemable noncontrolling interests	2	(7)	—	—
Balance, end of period	$36	$42	$36	$42

13) COMMITMENTS AND CONTINGENT LIABILITIES

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs.  In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted Equitable Financial’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Financial’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 to the Connecticut Superior Court, Judicial District of Stamford. In December 2018, Equitable Financial sought dismissal of the complaint by filing a motion to strike, which the court granted in August 2019. Plaintiff filed an Amended Class Action Complaint in September 2019. Equitable Financial filed a motion for entry of judgment in October 2019. On August 3, 2020, the court granted Equitable Financial’s motion for entry of judgment. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. Five other federal actions challenging the COI rate increase are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
Obligations under Funding Agreements
Federal Home Loan Bank of New York
As a member of the FHLBNY, Equitable Financial has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require Equitable Financial to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability, and cash management purposes. Equitable Financial issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes.
Entering into FHLBNY membership, borrowings and funding agreements requires the ownership of FHLBNY stock and the pledge of assets as collateral. Equitable Financial has purchased FHLBNY stock of $313 million and pledged collateral with a carrying value of $8.6 billion as of June 30, 2020.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLBNY.
Change in FHLBNY Funding Agreements during the Six Months Ended June 30, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Year	Outstanding Balance at June 30, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$22,950	$23,158	$490	$—	$4,890
Long-term funding agreements:
Due in years two through five	1,646	—	—	(490)	112	1,268
Due in more than five years	646	—	—	—	(112)	534
Total long-term funding agreements	2,292	—	—	(490)	—	1,802
Total funding agreements (1)	$6,900	$22,950	$23,158	$—	$—	$6,692

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
        ____________
(1)The $8 million and $9 million difference between the funding agreements carrying value shown in fair value table for June 30, 2020 and December 31, 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At June 30, 2020, these arrangements include commitments by the Company to provide equity financing of $1.2 billion (including $219 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $17 million of undrawn letters of credit related to reinsurance at June 30, 2020. The Company had $481 million of commitments under existing mortgage loan agreements at June 30, 2020.
Pursuant to certain assumption agreements (the “Assumption Agreements”), AXA Financial legally assumed primary liability from Equitable Financial for all current and future liabilities of Equitable Financial under certain employee benefit plans that provide participants with medical, life insurance and deferred compensation benefits as well as under the AXA Equitable Retirement plan, a frozen qualified pension plan. Equitable Financial remains secondarily liable for its obligations under these plans and would recognize such liabilities in the event AXA Financial does not perform under the terms of the Assumption Agreements. On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity.
14) SUBSEQUENT EVENTS
Funding Agreement-Backed Notes Program
Pursuant to a funding agreement-backed notes program, Equitable Financial may issue funding agreements to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest and maturity payment terms to the applicable Trust notes. The maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $5 billion.
Effective July 7, 2020, Equitable Financial issued a $650 million funding agreement to the Trust. The funding agreement has a fixed interest rate of 1.4% per annum and will mature on July 7, 2025. Funding agreements issued to the Trust will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
COVID-19 Impact
During the first half of 2020 and, in particular, the second quarter of 2020, the COVID-19 pandemic negatively impacted the U.S. and global economies. Capital markets continued to experience significant volatility and unemployment levels rose dramatically. In addition, many businesses and schools remained closed or were ordered to close and many states and local communities instituted or maintained social distancing and sheltering in place requirements. It remains unclear whether states and municipalities across the U.S. will be able to safely re-open schools in several weeks given the spread of the virus. The COVID-19 pandemic is rapidly evolving in the U.S. and while certain cities and/or states are beginning the process of re-opening, others are pausing re-opening plans due to dramatic surges in COVID-19 cases. It is expected that the effects from the pandemic are likely to persist for months to come. Governments around the world continued to implement economic stimulus measures that are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.
As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. During the current economic downturn, the demand for our products and services and our investment returns could be materially and adversely affected. In addition, the growing number of COVID-19 related deaths could have an adverse effect on our insurance business due to increased mortality and, in certain cases, morbidity rates.
To date, COVID-related impacts, including adverse mortality experience, have been manageable and below initial expectations. In response to the current environment, we are adapting our processes to meet client needs. For example, we have modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we have accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the company. With schools closed and an uncertain outlook on reopening, we have developed digital tools and enhanced our remote engagement with our educator clients, which is resulting in improved retention and increases in retirement plan contributions.
Action taken by state insurance departments, including the NYDFS, to require insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices may negatively affect our results of operations. Additionally, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which has declined and may continue to decline substantially depending on any of the foregoing conditions. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital-intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Our General Account was impacted both from declining interest rates, which had a positive effect on fair value, and sharply increased credit spreads, which had a negative impact on fair value. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
In light of the unprecedented decline in long-term interest rates in the first quarter of 2020, we updated our long-term GAAP interest rate assumption to grade from current rates over 10-years to the 5-year historical average (currently 2.25%). For additional information, see “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes.”
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and affiliated advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and affiliated advisor branch offices. As a result, most of our employee and affiliated advisors are currently working remotely. The remote working arrangement has detracted from the ability of our affiliated advisors to sell our products in the normal course and, as a result, the demand for our products and services has been adversely impacted and going forward could decline further as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to the uncertainty as to the severity and duration of the pandemic. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—The novel coronavirus (COVID-19) pandemic has adversely impacted our business and could materially adversely affect our business, results of operation or financial condition in the future.”
Revenues
Our revenues come from three principal sources:
•fee income derived from our products
•premiums from our traditional life insurance and annuity products; and
•investment income from our General Account investment portfolio.
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
Benefits and Other Deductions
Our primary expenses are:
•policyholders’ benefits and interest credited to policyholders’ account balances;
•sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and
•compensation and benefits provided to our employees and other operating expenses.
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

Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities not measured at fair value, are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held to maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility.
•GMIB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile.
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 to the Notes to the Company’s consolidated financial statements and “—Summary of Critical Accounting Estimates —Liability for Future Policy Benefits” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. However, we update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in our assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
In the first quarter of 2020, due to the extraordinary economic conditions driven by the COVID-19 pandemic, we updated our interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period. As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%. We determined that no assumption updates were necessary in the second quarter of 2020.
The low interest rate environment and update to the interest rate assumption caused a loss recognition event for our life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on our life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and six months ended June 30, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$—	$(1,456)
Assumption updates for other business	—	(688)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	—	(2,144)
Income tax (expense) benefit on assumption update	—	451
Net income (loss) impact of assumption update	$—	$(1,693)
2020 Assumption Update
The impact of the economic assumption update in the first six months of 2020 was a decrease of $2.1 billion to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $1.7 billion.

The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $2.1 billion consisted of an increase in Policyholders’ benefits of $1.3 billion, an increase in the Amortization of DAC of $861 million, an increase in Policy charges and fee income of $54 million and a decrease in Interest credited to policyholders’ account balances of $6 million.
Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the first six months of 2020.
The table below presents the impact of COVID-19 related impacts on Income (loss) from continuing operations, before income taxes and on Net income (loss) during the first six months of 2020:

	Six Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(2,144)	$(114)	$(2,258)
Income tax (expense) benefit	451	24	475
Net income (loss) from continuing operations, net of taxes	$(1,693)	$(90)	$(1,783)
_______________
(1) Includes amounts primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to continued loss recognition resulting from first quarter 2020 interest rate assumption update.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $165 million, and an increase to Net Income (loss) of $130 million.

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
During the second quarter, the COVID-19 pandemic continued to adversely affect capital markets. As the pandemic evolved during the quarter, equity markets experienced significant volatility, interest rates continued to drop to historical lows and many state and local governments maintained or instituted orders for non-essential businesses to close and residents to shelter in place. This resulted in an unprecedented slow-down in economic activity, a related dramatic increase in unemployment and fears of a global recession. Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates continuing to fall and/or remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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
Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:
•Certain of our variable annuity and life insurance products pay guaranteed minimum interest crediting rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates longer (lower lapse rates) in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio should positively impact earnings. Similarly, we expect policyholders would be less likely to hold policies with existing guaranteed rates (higher lapse rates) as interest rates rise.
•A prolonged low interest rate environment also may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for GMxB features, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest-sensitive products.
For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
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
•COVID-19 Impact. In March 2020, in connection with the COVID-19 pandemic, many U.S. state insurance regulators began issuing bulletins, directives and guidance encouraging, requesting or directing licensed life insurance companies to implement life insurance policy measures such as: providing grace periods to policyholders for the payment of insurance premiums and forbearing on the cancellation or non-renewal of life insurance policies due to non-payment of premium. In addition, some states’ governors have issued emergency orders and state insurance commissioners have promulgated emergency regulations requiring such actions. For example, the NYDFS promulgated emergency regulations requiring insurance company actions with respect to many lines of insurance. Among other requirements, these emergency measures temporarily required New York licensed life insurers to extend the grace period for the payment of premiums and fees to 90 days for any life policyholder or group certificate holder facing financial hardship as a result of the COVID-19 pandemic. In addition, licensed life insurers were required to provide 90 days to exercise rights or benefits for a policyholder who was unable timely to exercise such rights as a result of the COVID-19 pandemic. New York licensed insurers were prohibited from imposing any late fees or reporting such policyholder to a credit reporting agency or debt collection agency in the event of a policyholder’s failure to timely pay premium and were required to permit policyholders who did not make a premium payment due to financial hardship as a result of the COVID-19 pandemic to pay the premium over a 12-month period. These measures expired on July 6, 2020, however we cannot predict what future orders or regulations, if any, will be implemented as a result of the ongoing COVID-19 pandemic.
•Variable Annuity Capital Standards. In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Once effective, it is expected to materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. Equitable Financial adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
•On February 26, 2020 the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework. These amendments will not materially affect Equitable Financial’s GAAP financial condition, results of operations or stockholders’ equity. However,  Regulation 213, as amended, absent management action, will require Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the adoption of the amendments will materially increase the statutory basis reserves that Equitable Financial will be required to carry and, will materially and adversely affect the capacity of Equitable Financial to distribute dividends to Holdings beyond 2020. Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing Holdings’ underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
•DOL Fiduciary Rule and “Best Interest” PTEs. In the wake of the March 2018 federal appeals court decision to vacate the DOL Fiduciary Rule, the DOL announced that it planned to issue revised fiduciary investment advice regulations. In June 2020, the DOL proposed a “best interest” prohibited transaction exemption (“PTE”) for investment advice fiduciaries under ERISA. The proposal restores the five-part test for determining fiduciary status that was in effect prior to the DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, the PTE prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently assessing the proposed PTE to determine the impact it may have on our business.
•Other “Best Interest” Standards of Conduct. Following the decision to vacate the DOL Fiduciary Rule in 2018, , the NAIC adopted, and state regulators either have adopted or are currently considering whether to apply, an impartial conduct or fiduciary standard to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard to insurance producers’ annuity recommendations and require that insurers supervise such recommendations. To date, the amended regulation has been adopted in Iowa and Arizona. In July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales and is applicable to sales of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents, but it does not apply to insurance product sales, including variable annuities. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
•Regulation Best Interest. In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their retail customers (“Regulation Best Interest”); clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. The effective date for compliance with these rules was June 30, 2020. Investment advisers to retail clients as well as broker-dealers serving retail customers are now required to deliver to retail clients and customers and file with the SEC the new Form CRS, which provides disclosures about its standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law and to require both broker-dealers and investment advisers to provide enhanced disclosure regarding the nature of their services to retail clients and customers and associated conflicts of interest. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. Meanwhile, two lawsuits, one by seven states and the District of Columbia and the other by private firms, which were filed in September 2019 and sought to vacate Regulation Best Interest, were dismissed by the U.S. Second Circuit Court of Appeals in June 2020, and the plaintiffs have not yet announced whether they intend appeal to the U.S. Supreme Court.  In addition, FINRA is also currently focusing on examining compliance efforts by broker-dealers with Regulation Best Interest.
•Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which will become applicable to us in September 2021 as a result of adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the Commodity Futures Trading Commission of final margin requirements for OTC derivatives. Also, the SEC has finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps. The rules became effective on April 6, 2020. The compliance date for registration of (i) security-based swap dealers that incur a registration obligation as a result of meeting certain thresholds to be set by the SEC on August 6, 2021 will be November 1, 2021 and (ii) major security-based swap participants that incur a registration obligation as a result of security-based swap activities in their quarter ending September 30, 2021 will be December 1, 2021. We continue to monitor developments and are evaluating the potential effect these rules might have on our business.
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

Impact of the Tax Cut and Jobs Act
In December 2017, the Tax Cut and Jobs Act (“TCJA”) was signed into law. The TCJA reduced the federal corporate income tax rate to 21% and repealed the corporate AMT while keeping existing AMT credits. It also contained measures affecting the Company, including changes to the DRD, insurance reserves and tax DAC. As a result of the TCJA, our Net Income has improved.
In August 2018, the NAIC adopted changes to the RBC calculation, including the C-3 Phase II Total Asset Requirement for variable annuities, to reflect the 21% corporate income tax rate in RBC, which resulted in a reduction to our Combined RBC Ratio.
Overall, the TCJA had a net positive economic impact on us and we continue to monitor regulations related to this reform.

Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. The volatility in Net income attributable to Equitable Financial for the periods presented below results from the mismatch between: (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations; and (ii) the change in fair value of products with the GMIB feature that has a no-lapse guarantee, and our hedging and reinsurance programs.
The following table summarizes our consolidated statements of income (loss) for the six months ended June 30, 2020 and 2019:
Consolidated Statement of Income (Loss)

	Six Months Ended June 30,
	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$1,729	$1,724
Premiums	435	464
Net derivative gains (losses)	3,630	(1,733)
Net investment income (loss)	1,525	1,783
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(43)	—
Other investment gains (losses), net	243	(20)
Total investment gains (losses), net	200	(20)
Investment management and service fees	487	503
Other income	25	40
Total revenues	8,031	2,761

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,297	1,687
Interest credited to policyholders’ account balances	568	557
Compensation and benefits	134	167
Commissions	309	309
Interest expense	—	4
Amortization of deferred policy acquisition costs	1,222	309
Other operating costs and expenses	431	400
Total benefits and other deductions	5,961	3,433
Income (loss) from continuing operations, before income taxes	2,070	(672)
Income tax (expense) benefit	(425)	109
Net income (loss)	1,645	(563)
Less: Net income (loss) attributable to the noncontrolling interest	(3)	3
Net income (loss) attributable to Equitable Financial	$1,648	$(566)
The following discussion compares the results for the six months ended June 30, 2020 to the six months ended June 30, 2019.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income (Loss) Attributable to Equitable Financial

Net income (loss) attributable to Equitable Financial increased by $2.2 billion, to a net income of $1.6 billion for the six months ended June 30, 2020 from a net loss of $566 million for the six months ended June 30, 2019, primarily driven by the following notable items:
•Increase in Net derivative gains of $5.4 billion driven by gains from freestanding derivatives mainly reflecting the decrease in interest rates in the first half of 2020 compared to increases in both equity markets and interest rates in the first half of 2019, as well as the positive impacts from non-performance risk and credit spreads reflecting spread widening.
•Increase in Net investment gains of $220 million primarily due to the rebalancing of our U.S. Treasury portfolio.
Partially offsetting this increase were the following notable items:
•Increase in Policyholders’ benefits of $1.6 billion mainly due to an increase in our GMxB liabilities driven by the impact of the assumption update in first quarter 2020 related to COVID-19 and the unfavorable impact of equity markets, offset by higher Net derivatives gains.
•Increase in Amortization of DAC of $913 million mainly in our life products driven by the impact of the assumption update in the first quarter of 2020 related to COVID-19. As a result of the lower interest rate assumption, life products continued in loss recognition resulting in additional acceleration of amortization of DAC.
•Decrease in Net investment income of $258 million mainly due to a change in the market value of trading securities supporting our variable annuity products due to higher credit spreads in 2020 compared to 2019 as well as losses on our alternative investment portfolio driven by the March equity markets decline.
•Decrease in Revenue from fees and related items (“fee-type revenue”), including Policy charges and fee income, Premiums, Investment Management service fees and Other income, of $55 million primarily due to lower average Separate Accounts AV in our variable annuity products reflecting the March equity markets decline and lower premiums on traditional products (offset in Policyholders' benefits) as well as higher ceded premiums, partially offset by a decrease in the initial fee liability for our life products reflecting the impact of assumption updates related to COVID-19 (offset in Amortization of DAC).
•Increase in Interest credited to policyholders’ account balances of $11 million mainly driven by new business growth.
•Income tax expense increased by $534 million primarily driven by pre-tax income in the first half of 2020 compared to a pre-tax loss in the first half of 2019.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2019 Form 10-K. The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•accounting for reinsurance;
•capitalization and amortization of DAC and policyholder bonus interest credits;
•estimated fair values of investments in the absence of quoted market values and investment impairments;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
•measurement of income taxes and the valuation of deferred tax assets; and
•liabilities for litigation and regulatory matters.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness described below, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.
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
Remediation Activities: Material Weakness Related to Actuarial Models, Assumptions and Data
•We have designed, implemented and tested an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.

•We have designed, implemented and tested enhanced controls and governance processes for new model implementations.
•We have designed, implemented and tested enhanced controls for model changes.
•We have designed, implemented and tested enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.
•We have designed, implemented and tested new controls and are redesigning certain of these controls to validate the reliability of significant data flows feeding actuarial models and assumptions
Second quarter 2020 controls have operated as designed. However, given that certain controls noted above have only operated effectively in one financial closing cycle during the year, and controls are still being redesigned, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design certain controls in connection with its remediation plan. These remediation efforts related to the material weakness described above represent changes in our internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II  OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions could have a material adverse effect on our reputation, business, results of operations or financial condition” in our Form 10-K for the year ended December 31, 2019.

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
The novel coronavirus (COVID-19) pandemic has adversely impacted our business and could materially adversely affect our business, results of operations or financial condition in the future.
The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility in the capital markets and dramatically increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. It remains unclear whether states and municipalities across the U.S. will be able to safely re-open schools in several weeks given the spread of the virus. Businesses or schools that reopen may also restrict or limit access for the foreseeable future or on a permanent basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments that are highly uncertain, including the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could cause us to revise financial targets or other guidance we have previously provided.
While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and affiliated advisors are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties, including certain of our administrative operations which are in India. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it could adversely impact our business, results of operations or financial condition.
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
Our investment portfolio (specifically, the increased risk of defaults, downgrades and volatility in the valuations of certain investment assets we hold) has been, and may continue to be, adversely affected as a result the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions.  More broadly, increased unemployment, slowing economic conditions, and uncertainty about occupant requirements evolving out of the COVID-19 crisis could negatively impact underlying real estate values over the longer term. The recent market volatility has also caused significant increases in credit spreads, which may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as the vast majority of our employees are required to work from home and most onsite locations remain closed, and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q and could materially adversely affect our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6. Exhibits

Number		Description
3.1	#	Restated Charter of Equitable Financial Life Insurance Company, effective as of June 15, 2020.
3.2	#	By-laws of Equitable Financial Life Insurance Company, as amended June 15, 2020.
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2020	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2020		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director and Chief Accounting Officer (Principal Accounting Officer)