Form 10-Q
period 2020-09-30
Equitable Financial Life Insurance Co
filed 2020-11-05
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2020, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $66,277 and $59,278) (allowance for credit losses of $13 at September 30, 2020)	$74,814	$62,362
Mortgage loans on real estate (net of allowance for credit losses of $70 at September 30, 2020)	12,785	12,090
Policy loans	3,647	3,270
Other equity investments (1)	1,260	1,149
Trading securities, at fair value	5,787	6,598
Other invested assets	1,523	2,156
Total investments	99,816	87,625
Cash and cash equivalents	3,962	1,492
Deferred policy acquisition costs	3,735	4,222
Amounts due from reinsurers (allowance for credit losses of $0 at September 30, 2020)	3,032	3,002
Loans to affiliates	1,200	1,200
GMIB reinsurance contract asset, at fair value	3,247	2,466
Current and deferred income taxes	—	249
Other assets	3,854	3,050
Separate Accounts assets	121,099	124,646
Total Assets	$239,945	$227,952

LIABILITIES
Policyholders’ account balances	$59,099	$55,421
Future policy benefits and other policyholders' liabilities	41,117	33,979
Broker-dealer related payables	432	428
Amounts due to reinsurers	112	105
Current and deferred income taxes	1,130	—
Other liabilities	2,519	1,769
Separate Accounts liabilities	121,099	124,646
Total Liabilities	$225,508	$216,348
Redeemable noncontrolling interest (2)	$38	$39
Commitments and contingent liabilities (Note 13)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,831	7,809
Retained earnings	1,634	2,145
Accumulated other comprehensive income (loss)	4,923	1,596
Total equity attributable to Equitable Financial	14,390	11,552
Noncontrolling interest	9	13
Total Equity	14,399	11,565
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$239,945	$227,952
______________
(1)See Note 2 for details of balances with variable interest entities.
(2)See Note 12 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$853	$899	$2,582	$2,619
Premiums	178	232	613	696
Net derivative gains (losses)	(1,527)	(343)	2,097	(2,080)
Net investment income (loss)	809	744	2,334	2,527
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(4)	—	(47)	—
Other investment gains (losses), net	19	201	262	181
Total investment gains (losses), net	15	201	215	181
Investment management and service fees	257	258	744	761
Other income	18	(1)	43	39
Total revenues	603	1,990	8,628	4,743

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	950	1,642	4,267	3,356
Interest credited to policyholders’ account balances	277	296	845	859
Compensation and benefits	76	70	210	237
Commissions	153	153	462	462
Interest expense	—	—	—	4
Amortization of deferred policy acquisition costs	119	54	1,290	345
Other operating costs and expenses	221	214	653	614
Total benefits and other deductions	1,796	2,429	7,727	5,877
Income (loss) from continuing operations, before income taxes	(1,193)	(439)	901	(1,134)
Income tax (expense) benefit	249	175	(181)	289
Net income (loss)	(944)	(264)	720	(845)
Less: Net income (loss) attributable to the noncontrolling interest	2	—	(1)	3
Net income (loss) attributable to Equitable Financial	$(946)	$(264)	$721	$(848)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(944)	$(264)	$720	$(845)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	247	730	3,327	2,721
Other comprehensive income (loss), net of income taxes	247	730	3,327	2,721

Comprehensive income (loss)	(697)	466	4,047	1,876
Less: Comprehensive income (loss) attributable to the noncontrolling interest (2)	2	—	(1)	3
Comprehensive income (loss) attributable to Equitable Financial	$(699)	$466	$4,048	$1,873
_____________
(1)See Note 11 for details of Change in unrealized gains (losses), net of adjustments.
(2)Amounts for the three and nine months ended September 30, 2019 were reclassified to conform to the current year’s presentation.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
July 1, 2020	$2	$7,821	$2,580	$4,676	$15,079	$9	$15,088
Dividend to parent company	—	—	—	—	—	—	—
Net income (loss)	—	—	(946)	—	(946)	—	(946)
Other comprehensive income (loss)	—	—	—	247	247	—	247
Other	—	10	—	—	10	—	10
September 30, 2020	$2	$7,831	$1,634	$4,923	$14,390	$9	$14,399

July 1, 2019	$2	$7,822	$4,455	$1,490	$13,769	$12	$13,781
Dividend to parent company	—	—	(1,000)	—	—	—	(1,000)
Net income (loss)	—	—	(264)	—	(264)	—	(264)
Other comprehensive income (loss)	—	—	—	730	730	—	730
Other	—	7	—	—	7	—	7
September 30, 2019	$2	$7,829	$3,191	$2,220	$13,242	$12	$13,254

	Nine Months Ended September 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565
Dividend to parent company	—	—	(1,200)	—	(1,200)	—	(1,200)
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	721	—	721	(2)	719
Other comprehensive income (loss)	—	—	—	3,327	3,327	—	3,327
Other	—	22	—	—	22	(2)	20
September 30, 2020	$2	$7,831	$1,634	$4,923	$14,390	$9	$14,399

January 1, 2019	$2	$7,807	$5,039	$(501)	$12,347	$12	$12,359
Dividend to parent company	—	—	(1,000)	—	—	—	(1,000)
Net income (loss)	—	—	(848)	—	(848)	—	(848)
Other comprehensive income (loss)	—	—	—	2,721	2,721	—	2,721
Other	—	22	—	—	22	—	22
September 30, 2019	$2	$7,829	$3,191	$2,220	$13,242	$12	$13,254

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$720	$(845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	845	859
Policy charges and fee income	(2,582)	(2,619)
Net derivative (gains) losses	(2,097)	2,080
Credit losses on AFS debt securities and loans	47	—
Investment (gains) losses, net	(262)	(181)
Realized and unrealized (gains) losses on trading securities	(98)	(421)
Non-cash long-term incentive compensation expense	21	23
Amortization and depreciation	1,230	271
Equity (income) loss from limited partnerships	13	(63)
Changes in:
Reinsurance recoverable	(202)	(127)
Capitalization of deferred policy acquisition costs	(414)	(466)
Future policy benefits	1,811	1,075
Current and deferred income taxes	502	(86)
Other, net	(171)	(212)
Net cash provided by (used in) operating activities	$(637)	$(712)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$10,002	$9,394
Mortgage loans on real estate	454	708
Trading account securities	1,320	8,216
Real estate joint ventures	—	3
Short-term investments	1,431	1,916
Other	519	145
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(16,620)	(23,834)
Mortgage loans on real estate	(1,208)	(913)
Trading account securities	(403)	(923)
Short-term investments	(1,098)	(2,134)
Other	(678)	(305)
Cash settlements related to derivative instruments, net	2,560	191
Investment in capitalized software, leasehold improvements and EDP equipment	(31)	(49)
Other, net	(397)	—
Net cash provided by (used in) investing activities	$(4,149)	$(7,585)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,542	$9,464
Withdrawals	(3,144)	(3,433)
Transfer (to) from Separate Accounts	1,966	1,427
Change in collateralized pledged assets	58	3
Change in collateralized pledged liabilities	1,981	1,898
Shareholder dividend paid	(1,200)	(1,000)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	4	14
Repayment of loans from affiliates	—	(572)
Increase (decrease) in securities sold under agreement to repurchase	—	(573)
Other, net	49	—
Net cash provided by (used in) financing activities	$7,256	$7,228

Change in cash and cash equivalents	2,470	(1,069)
Cash and cash equivalents, beginning of year	1,492	2,622
Cash and cash equivalents, end of year	$3,962	$1,553

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$20	$42

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2020” and “third quarter 2019” refer to the three months ended September 30, 2020 and 2019, respectively. The terms “first nine months of 2020” and “first nine months of 2019” refer to the nine months ended September 30, 2020 and 2019, respectively.
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

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by-instrument basis upon adoption of Topic 326.

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
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2019-09: Financial Services - Insurance (Topic 944): Effective Date
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:

1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update, cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.	In November 2019, ASU 2019-09 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. On September 30, 2020, the FASB tentatively affirmed its decision to defer the effective date of the amendments in ASU 2018-12, for all insurance entities by one year. Early adoption would still be allowed.

	For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (“AOCI”) or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.	The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investments
The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative, and do not provide for mandatory redemption by the issuer.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, and the financial strength, liquidity and continued viability of the issuer.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Corporate owned life insurance (“COLI”) has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At September 30, 2020 and December 31, 2019, the carrying value of COLI was $962 million and $942 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Within the IUS process, Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem loans. Based on its monthly monitoring of mortgages, a class of potential problem loans are also identified, consisting of mortgage loans not currently classified as problem loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Consolidated VIEs
At September 30, 2020 and December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity is jointly owned by Equitable Financial and AXA France and holds an investment in a real estate venture. Included in Other invested assets in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 are total assets of $31 million and $32 million, respectively related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held for sale. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity.
Non-Consolidated VIEs
At September 30, 2020 and December 31, 2019, respectively, the Company held approximately $1.2 billion and $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including hedge funds, private equity funds and real estate-related funds. Additionally, as of September 30, 2020, Equitable Financial holds $18 million of equity interests in a newly formed Special Purpose Entity (“SPE”) established to purchase loans from the market in anticipation of a Collateralized Loan Obligation (“CLO”) transaction. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as Other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $156.6 billion and $160.2 billion at September 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.2 billion and $1.1 billion and approximately $1.2 billion and $1.1 billion of unfunded commitments at September 30, 2020 and December 31, 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
In addition, at September 30, 2020 and December 31, 2019, Other invested assets includes real estate held for production of income of $(4) million and $(5) million, respectively, as related to one non-consolidated real estate joint venture.
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
Annual Update
The net impact of assumption changes in the third quarter of 2020 decreased Policy charges and fee income by $21 million, increased Policyholders’ benefits by $175 million, increased Interest credited to policyholders’ account balances by $8 million, increased Net derivative gains by $106 million, and increased Amortization of DAC by $26 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $124 million and decreased Net income (loss) by $98 million. Third quarter 2020 assumption updates include a pre-tax gain of $421 million attributable to the removal of the credit risk adjustment from our fair value scenario calibration to better align with U.S. valuation practices, offset by updates to our mortality and policyholder behavior assumptions to reflect emerging experience.
The net impact of assumption changes in the third quarter of 2019 decreased Policy charges and fee income by $11 million, increased Policyholders’ benefits by $886 million, decreased Interest credited to policyholders’ account balances by $14 million, increased Net derivative losses by $548 million and decreased Amortization of DAC by $77 million. This resulted in a decrease in Income (loss) from operations, before income taxes of $1.4 billion and decreased Net income (loss) by $1.1 billion.
First Quarter Update
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
The net impact of the economic assumption update in the first quarter of 2020 increased Policy charges and fee income by $54 million, increased Policyholders’ benefits by $1.3 billion, decreased Interest credited to policyholders’ account balances by $6 million, and increased Amortization of DAC by $840 million. This resulted in a decrease in Income (loss) from continuing operations, before income taxes of $2.1 billion and decreased Net income (loss) of $1.7 billion.
Model Changes
In the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $165 million, and an increase to Net Income (loss) of $130 million during the first nine months of 2020.

Revision of Prior Period Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the calculation of actuarially determined insurance contract assets and liabilities. The impact of these errors to the current and the prior periods consolidated financial statements were not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the consolidated financial statements to include the revisions discussed herein. See Note 14 to the Notes to Consolidated Financial Statements for details of the revisions.
3)    INVESTMENTS
Fixed Maturities Available-for-Sale
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or other-than-temporary impairment (“OTTI”) approach to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2, Significant Accounting Policies – Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within Other assets. Accrued interest receivable on AFS fixed maturities at September 30, 2020 was $510 million.
There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2020.
Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2020:
Fixed Maturities:
Corporate (1)	$47,421	$13	$4,281	$170	$51,519
U.S. Treasury, government and agency	13,126	—	4,158	—	17,284
States and political subdivisions	706	—	109	—	815
Foreign governments	828	—	80	6	902
Residential mortgage-backed (2)	132	—	13	—	145
Asset-backed (3)	2,584	—	25	18	2,591
Commercial mortgage-backed	1,067	—	50	—	1,117
Redeemable preferred stock	413	—	31	3	441
Total at September 30, 2020	$66,277	$13	$8,747	$197	$74,814

December 31, 2019:
Fixed Maturities:
Corporate (1)	$42,347	$—	$2,178	$61	$44,464
U.S. Treasury, government and agency	14,385	—	1,151	305	15,231
States and political subdivisions	584	—	68	3	649
Foreign governments	460	—	35	5	490
Residential mortgage-backed (2)	161	—	12	—	173
Asset-backed (3)	843	—	3	2	844
Redeemable preferred stock	498	—	18	5	511
Total at December 31, 2019	$59,278	$—	$3,465	$381	$62,362
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Amounts represent the allowance for credit losses for 2020 - (see Note 2 Significant Accounting Policies - Investments).
The contractual maturities of AFS fixed maturities at September 30, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2020:
Contractual maturities:
Due in one year or less	$4,094	$4,126
Due in years two through five	14,862	15,722
Due in years six through ten	16,872	18,691
Due after ten years	26,240	31,981
Subtotal	62,068	70,520
Residential mortgage-backed	132	145
Asset-backed	2,584	2,591
Commercial mortgage-backed	1,067	1,117
Redeemable preferred stock	413	441
Total at September 30, 2020	$66,264	$74,814

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and nine months ended September 30, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Proceeds from sales	$1,399	$3,839	$5,985	$6,756
Gross gains on sales	$23	$207	$297	$224
Gross losses on sales	$(5)	$(4)	$(32)	$(25)

Credit losses (1)	$—	$—	$(13)	$—
______________
(1)Commencing with the Company’s adoption of ASU 2016-13 on January 1, 2020, credit losses on AFS debt securities were recognized as an allowance for credit losses. Prior to this, credit losses on AFS fixed maturities were recognized as OTTI.
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$28	$18	$15	$46
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	(3)	—	(31)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Credit losses recognized this period on securities for which credit losses were not previously recognized	(2)	—	7	—
Additional credit losses this period on securities previously impaired	2	—	6	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$28	$15	$28	$15
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
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2020	$8,207	$(494)	$(1,801)	$(1,242)	$4,670
Net investment gains (losses) arising during the period	345	—	—	—	345
Reclassification adjustment:					—
Included in Net income (loss)	(18)	—	—	—	(18)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	54	(6)	(79)	(31)
Net unrealized investment gains (losses) excluding credit losses	8,534	(440)	(1,807)	(1,321)	4,966
Net unrealized investment gains (losses) with credit losses	3	—	(1)	—	2
Balance, September 30, 2020	$8,537	$(440)	$(1,808)	$(1,321)	$4,968

Balance, July 1, 2019	$2,622	$(616)	$(98)	$(420)	$1,488
Net investment gains (losses) arising during the period	1,548	—	—	—	1,548
Reclassification adjustment:					—
Included in Net income (loss)	(201)	—	—	—	(201)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(324)	(122)	(156)	(602)
Net unrealized investment gains (losses) excluding credit losses	3,969	(940)	(220)	(576)	2,233
Net unrealized investment gains (losses) with credit losses (1)	1	—	—	—	1
Balance, September 30, 2019	$3,970	$(940)	$(220)	$(576)	$2,234

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	5,707	—	—	—	5,707
Reclassification adjustment:					—
Included in Net income (loss)	(248)	—	—	—	(248)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	386	(1,617)	(889)	(2,120)
Net unrealized investment gains (losses) excluding credit losses	8,543	(440)	(1,809)	(1,322)	4,972
Net unrealized investment gains (losses) with credit losses	(6)	—	1	1	(4)
Balance, September 30, 2020	$8,537	$(440)	$(1,808)	$(1,321)	$4,968

Balance, January 1, 2019	$(577)	$37	$(69)	$125	$(484)
Net investment gains (losses) arising during the period	4,754	—	—	—	4,754
Reclassification adjustment:
Included in Net income (loss)	(208)	—	—	—	(208)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(977)	(151)	(701)	(1,829)
Net unrealized investment gains (losses) excluding credit losses	3,969	(940)	(220)	(576)	2,233
Net unrealized investment gains (losses) with credit losses (1)	1	—	—	—	1
Balance, September 30, 2019	$3,970	$(940)	$(220)	$(576)	$2,234
______________
(1)Credit losses for 2019 were OTTI losses.
The following tables disclose the fair values and gross unrealized losses of the 709 issues at September 30, 2020 and the 390 issues at December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2020:
Fixed Maturities:
Corporate	$4,063	$116	$365	$49	$4,428	$165
Foreign governments	88	1	31	5	119	6
Asset-backed	1,324	16	74	2	1,398	18
Redeemable preferred stock	59	1	11	2	70	3
Total at September 30, 2020	$5,534	$134	$481	$58	$6,015	$192

December 31, 2019: (1)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed Maturities:
Corporate	$2,669	$41	$366	$20	$3,035	$61
U.S. Treasury, government and agency	4,245	305	2	—	4,247	305
States and political subdivisions	123	3	—	—	123	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	—	201	2	520	2
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,396	$349	$665	$32	$8,061	$381
______________
(1)Amounts represents fixed maturities in an unrealized loss position that are not deemed to be OTTI for 2019.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held at September 30, 2020 and December 31, 2019 were $321 million and $279 million, respectively, representing 2.2% and 2.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2020 and December 31, 2019, respectively, approximately $2.0 billion and $1.4 billion, or 3.0% and 2.3%, of the $66.3 billion and $59.3 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $81 million and $21 million at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, respectively, the $58 million and $32 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities, as applicable. In accordance with the policy described in Note 2, the Company concluded that an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was not warranted at either September 30, 2020 or December 31, 2019. At September 30, 2020 and December 31, 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2020, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings due to the impact of the COVID-19 pandemic on financial markets and assessments of fundamental risks.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans at September 30, 2020 was $29 million and $32 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three and nine months ended September 30, 2020.
At September 30, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and nine months ended September 30, 2020 was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

	(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Balance, beginning of period	$62	$33
Current-period provision for expected credit losses	4	33
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	4	33
Ending Balance, September 30,	$66	$66

Agricultural mortgages:
Balance, beginning of period	$4	$3
Current-period provision for expected credit losses	—	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	1
Ending Balance, September 30,	$4	$4

Total allowance for credit losses	$70	$70
____________
(1)    See Note 2 for discussion of the allowance of credit losses transition balance, which is included in the Balance, beginning of period.
The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure at September 30, 2020.
LTV Ratios (1)

	At September 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$324	$170	$650	$1,144
50% - 70%	935	411	885	760	2,432	1,608	7,031
70% - 90%	90	394	368	115	153	574	1,694
90% plus	—	—	12	5	—	216	233
Total commercial	$1,025	$805	$1,265	$1,204	$2,755	$3,048	$10,102

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	At September 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Agricultural:
0% - 50%	$181	$137	$168	$161	$232	$679	$1,558
50% - 70%	253	131	172	110	136	372	1,174
70% - 90%	—	—	3	—	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$434	$268	$343	$271	$368	$1,069	$2,753

Total mortgage loans:
0% - 50%	$181	$137	$168	$485	$402	$1,329	$2,702
50% - 70%	1,188	542	1,057	870	2,568	1,980	8,205
70% - 90%	90	394	371	115	153	592	1,715
90% plus	—	—	12	5	—	216	233
Total mortgage loans	$1,459	$1,073	$1,608	$1,475	$3,123	$4,117	$12,855

Debt Service Coverage Ratios (2)

	At September 30, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$749	$492	$772	$268	$2,036	$1,268	$5,585
1.8x to 2.0x	227	77	118	378	184	524	1,508
1.5x to 1.8x	49	138	186	480	437	569	1,859
1.2x to 1.5x	—	56	154	78	97	533	918
1.0x to 1.2x	—	42	35	—	1	82	160
Less than 1.0x	—	—	—	—	—	72	72
Total commercial	$1,025	$805	$1,265	$1,204	$2,755	$3,048	$10,102

Agricultural
Greater than 2.0x	$52	$27	$39	$38	$73	$158	$387
1.8x to 2.0x	33	36	14	15	21	90	209
1.5x to 1.8x	103	38	45	41	52	212	491
1.2x to 1.5x	165	118	146	105	147	327	1,008
1.0x to 1.2x	77	39	91	71	57	265	600
Less than 1.0x	4	10	8	1	18	17	58
Total agricultural	$434	$268	$343	$271	$368	$1,069	$2,753

Total mortgage loans
Greater than 2.0x	$801	$519	$811	$306	$2,109	$1,426	$5,972
1.8x to 2.0x	260	113	132	393	205	614	1,717
1.5x to 1.8x	152	176	231	521	489	781	2,350
1.2x to 1.5x	165	174	300	183	244	860	1,926
1.0x to 1.2x	77	81	126	71	58	347	760
Less than 1.0x	4	10	8	1	18	89	130
Total mortgage loans	$1,459	$1,073	$1,608	$1,475	$3,123	$4,117	$12,855
_____________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans at September 30, 2020 and December 31, 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
September 30, 2020:
Mortgage loans:
Commercial:
0% - 50%	$935	$—	$185	$24	$—	$—	$1,144
50% - 70%	3,992	1,160	1,342	511	26	—	7,031
70% - 90%	574	348	332	306	134	—	1,694
90% plus	84	—	—	77	—	72	233
Total commercial	$5,585	$1,508	$1,859	$918	$160	$72	$10,102

Agricultural:
0% - 50%	$283	$107	$271	$529	$335	$33	$1,558
50% - 70%	104	100	220	460	265	25	1,174
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$387	$209	$491	$1,008	$600	$58	$2,753

Total mortgage loans:
0% - 50%	$1,218	$107	$456	$553	$335	$33	$2,702
50% - 70%	4,096	1,260	1,562	971	291	25	8,205
70% - 90%	574	350	332	325	134	—	1,715
90% plus	84	—	—	77	—	72	233
Total mortgage loans	$5,972	$1,717	$2,350	$1,926	$760	$130	$12,855

December 31, 2019:
Mortgage loans:
Commercial:
0% - 50%	$887	$38	$214	$24	$—	$—	$1,163
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total commercial	$5,235	$1,331	$1,546	$973	$288	$—	$9,373

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
Agricultural:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$404	$191	$477	$990	$572	$83	$2,717

Total mortgage loans:
0% - 50%	$1,209	$142	$455	$569	$321	$50	$2,746
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,639	$1,522	$2,023	$1,963	$860	$83	$12,090
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans at September 30, 2020 and December 31, 2019, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans(2)
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2020:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,102	$10,102	$—	$10,102	$—	$—
Agricultural	24	6	135	165	2,588	2,753	—	2,753	—	—
Total	$24	$6	$135	$165	$12,690	$12,855	$—	$12,855	$—	$—
December 31, 2019:
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,373	$9,373	$—	$9,373	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,966	$12,090	$—	$12,090	$—	$—
_______________
(1)Amounts presented at amortized cost basis.
(2) Amounts for 2020 represent results for both the three and nine months ended September 30, 2020.
At September 30, 2020 and December 31, 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Troubled Debt Restructuring
For the nine months ended September 30, 2020, the Company had one commercial mortgage loan on real estate accounted for as a TDR with a pre-modification cost basis of $75 million and post-modification carrying value of $75 million. The one commercial mortgage loan TDR is 0.07% of the Company’s total invested assets. For the nine months ended September 30, 2020, the Company had six new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $50 million and post-modification carrying value of $44 million. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The six privately negotiated fixed maturity TDRs are 0.04% of the Company’s total invested assets. There were no mortgage loan on real estate or fixed maturities accounted for as a TDR during 2019.
Trading Securities
At September 30, 2020 and December 31, 2019, respectively, the fair value of the Company’s trading securities was $5.8 billion and $6.6 billion. At September 30, 2020 and December 31, 2019, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $37 million and $58 million.
The table below shows a breakdown of Net investment income (loss) from trading securities during the three and nine months ended September 30, 2020 and 2019:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$7	$86	$431
Net investment gains (losses) recognized on securities sold during the period	(5)	13	12	(10)
Unrealized and realized gains (losses) on trading securities	(6)	20	98	421
Interest and dividend income from trading securities	58	59	152	220
Net investment income (loss) from trading securities	$52	$79	$250	$641
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	At September 30, 2020			Nine Months Ended September 30, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$3,739	$—	$—	$(347)
Swaps	20,667	27	18	(594)
Options	31,679	5,543	2,791	(480)
Interest rate contracts:
Swaps	23,952	1,696	338	3,588
Futures	19,484	—	—	2,058
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	1,252	9	4	(4)
Other freestanding contracts:
Foreign currency contracts	347	—	—	(3)
Margin	—	40	125	—
Collateral	—	14	4,959	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	3,247	—	849
GMxB derivative features liability (4)	—	—	11,985	(3,382)
SCS, SIO, MSO and IUL indexed features (5)	—	—	2,502	410
Total derivative instruments	$101,120	$10,576	$22,722

Net derivative gains (losses) (6)				$2,104
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
(6)Investment fees of $9 million are reported in Net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	At December 31, 2019			Nine Months Ended September 30, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$3,510	$—	$—	$(967)
Swaps	17,064	9	279	(1,263)
Options	47,766	5,080	1,749	1,241
Interest rate contracts:
Swaps	23,700	467	523	2,844
Futures	20,424	—	—	183
Swaptions	3,201	16	—	146
Credit contracts:
Credit default swaps	1,232	18	—	13
Other freestanding contracts:
Foreign currency contracts	501	3	—	(13)
Margin	—	140	—	—
Collateral	—	72	3,001	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,466	—	881
GMxB derivative features liability (4)	—	—	8,316	(3,656)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,150	(1,489)
Total derivative instruments	$117,398	$8,271	$17,018

Net derivative gains (losses)				$(2,080)
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
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts at September 30, 2020 and December 31, 2019 are exchange-traded and net settled daily in cash. At September 30, 2020 and December 31, 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Russell 2000 and Emerging Market indices, having initial margin requirements of $205 million and $58 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $314 million and $165 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and European, Australasia, and Far East (“EAFE”) indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $40 million and $60 million.
Collateral Arrangements
The Company generally has executed a Credit Support Annex (“CSA”) under the International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”) it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
an ISDA Master Agreement and related CSA have been executed. At September 30, 2020 and December 31, 2019, respectively, the Company held $5.0 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in Other invested assets. The Company posted collateral of $14 million and $72 million at September 30, 2020 and December 31, 2019, respectively, in the normal operation of its collateral arrangements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At September 30, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$7,330	$7,241	$89	$(54)	$35
Other financial assets	1,434	—	1,434	—	1,434
Other invested assets	$8,764	$7,241	$1,523	$(54)	$1,469

Liabilities:
Derivative liabilities	$8,181	$7,241	$940	$—	$940
Other financial liabilities	1,579	—	1,579	—	1,579
Other liabilities	$9,760	$7,241	$2,519	$—	$2,519
______________
(1) Financial instruments sent (held).
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
At December 31, 2019

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$5,804	$5,429	$375	$(77)	$298
Other financial instruments	1,781	—	1,781	—	1,781
Other invested assets	$7,585	$5,429	$2,156	$(77)	$2,079

Liabilities:
Derivative liabilities	$5,474	$5,429	$45	$—	$45
Other financial liabilities	1,724	—	1,724	—	1,724
Other liabilities	$7,198	$5,429	$1,769	$—	$1,769
______________
(1)Financial instruments sent (held).
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited)
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

Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,260	$6,478
Policyholder dividend obligation	149	2
Other liabilities	58	38
Total Closed Block liabilities	6,467	6,518

Assets Designated to the Closed Block:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,440 and $3,558) (allowance for credit losses of $0 at September 30, 2020)	3,788	3,754
Mortgage loans on real estate (net of allowance for credit losses of $6 at September 30, 2020)	1,782	1,759
Policy loans	656	706
Cash and other invested assets	3	82
Other assets	172	145
Total assets designated to the Closed Block	6,401	6,446

Excess of Closed Block liabilities over assets designated to the Closed Block	66	72
Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $149 and $2; and net of income tax: $42 and $41	168	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$234	$236
The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Premiums and other income	$36	$42	$118	$136
Net investment income (loss)	61	69	190	208
Investment gains (losses), net	1	—	(1)	(1)
Total revenues	98	111	307	343

Benefits and Other Deductions:
Policyholders’ benefits and dividends	96	108	302	343
Other operating costs and expenses	—	—	1	1
Total benefits and other deductions	96	108	303	344
Net income (loss), before income taxes	2	3	4	(1)
Income tax (expense) benefit	(1)	—	(2)	(2)
Net income (loss)	$1	$3	$2	$(3)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without No-Lapse Guarantee Rider (“NLG”) Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in Future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in Amounts due from reinsurers. The amounts for the ceded IB are reflected in the consolidated balance sheets in GMIB reinsurance contract asset, at fair value.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
For the Three and Nine Months Ended September 30, 2020 and 2019

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at July 1, 2020	$4,998	$(99)	$6,121	$(3,433)
Paid guarantee benefits	(121)	3	(110)	21
Other changes in reserve	235	9	113	165
Balance at September 30, 2020	$5,112	$(87)	$6,124	$(3,247)

Balance at July 1, 2019	$4,709	$(100)	$3,757	$(2,197)
Paid guarantee benefits	(102)	3	(70)	20
Other changes in reserve	155	(4)	979	(676)
Balance at September 30, 2019	$4,762	$(101)	$4,666	$(2,853)

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance at January 1, 2020	$4,775	$(99)	$4,671	$(2,466)
Paid guarantee benefits	(372)	12	(287)	58
Other changes in reserve	709	—	1,740	(839)
Balance at September 30, 2020	$5,112	$(87)	$6,124	$(3,247)

Balance at January 1, 2019	$4,657	$(107)	$3,744	$(1,993)
Paid guarantee benefits	(328)	11	(182)	55
Other changes in reserve	433	(5)	1,104	(915)
Balance at September 30, 2019	$4,762	$(101)	$4,666	$(2,853)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 Fair Value Disclosures.
Account Values and Net Amount at Risk
Account Values and Net Amount at Risk (“NAR”) for direct variable annuity contracts in force with GMDB and GMIB features as of September 30, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features at September 30, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,155	$89	$57	$171	$15,472
Separate Accounts	48,407	8,812	3,021	31,083	91,323
Total Account Values	$63,562	$8,901	$3,078	$31,254	$106,795

Net Amount at Risk, gross	$125	$94	$1,864	$19,561	$21,644
Net Amount at Risk, net of amounts reinsured	$125	$91	$1,319	$19,561	$21,096

Average attained age of policyholders (in years)	51.3	68.1	74.7	70.0	55.3
Percentage of policyholders over age 70	11.0%	47.7%	69.8%	53.3%	20.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$17	$220	$237
Separate Accounts	—	—	23,124	33,217	56,341
Total Account Values	$—	$—	$23,141	$33,437	$56,578

Net Amount at Risk, gross	$—	$—	$1,100	$14,461	$15,561
Net Amount at Risk, net of amounts reinsured	$—	$—	$349	$13,066	$13,415

Average attained age of policyholders (in years)	N/A	N/A	64.0	70.0	67.8
Weighted average years remaining until annuitization	N/A	N/A	5.7	0.7	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2020		December 31, 2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$41,259	$16,739	$42,489	$17,941
Fixed income	5,371	2,679	5,263	2,699
Balanced	43,685	36,656	45,872	38,445
Other	1,008	267	865	263
Total	$91,323	$56,341	$94,489	$59,348
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

2020			2019
Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
(in millions)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	2020			2019
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
Balance at July 1,	$941	$(841)	$100	$821	$(756)	$65
Paid guarantee benefits	(6)	—	(6)	(7)	—	(7)
Other changes in reserves	61	(31)	30	54	(31)	23
Balance at September 30,	$996	$(872)	$124	$868	$(787)	$81

Balance at January 1,	$894	$(808)	$86	$788	$(734)	$54
Paid guarantee benefits	(32)	—	(32)	(16)	—	(16)
Other changes in reserves	134	(64)	70	96	(53)	43
Balance at September 30,	$996	$(872)	$124	$868	$(787)	$81
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. At September 30, 2020 and December 31, 2019, no assets were required to be measured at fair value on a non-recurring basis. Fair value measurements are required on a non-recurring basis for certain assets, including goodwill and mortgage loans on real estate, only when an impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.
Fair Value Measurements at September 30, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$50,040	$1,479	$51,519
U.S. Treasury, government and agency	—	17,284	—	17,284
States and political subdivisions	—	776	39	815
Foreign governments	—	902	—	902
Residential mortgage-backed (2)	—	145	—	145
Asset-backed (3)	—	2,578	13	2,591
Commercial mortgage-backed	—	1,117	—	1,117
Redeemable preferred stock	367	74	—	441
Total fixed maturities, AFS	367	72,916	1,531	74,814
Other equity investments	20	—	4	24
Trading securities	258	5,529	—	5,787
Other invested assets:
Short-term investments	—	106	—	106
Assets of consolidated VIEs/VOEs	—	—	12	12
Swaps	—	1,367	—	1,367
Credit default swaps	—	5	—	5
Options	—	2,752	—	2,752
Total other invested assets	—	4,230	12	4,242
Cash equivalents	2,488	1,031	—	3,519
GMIB reinsurance contracts asset	—	—	3,247	3,247
Separate Accounts assets (4)	118,085	2,424	—	120,509
Total Assets	$121,218	$86,130	$4,794	$212,142

Liabilities:
GMxB derivative features’ liability	$—	$—	$11,985	$11,985
SCS, SIO, MSO and IUL indexed features’ liability	—	2,502	—	2,502
Total Liabilities	$—	$2,502	$11,985	$14,487
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. At September 30, 2020 the fair value of such investments was $356 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$43,218	$1,246	$44,464
U.S. Treasury, government and agency	—	15,231	—	15,231
States and political subdivisions	—	610	39	649
Foreign governments	—	490	—	490
Residential mortgage-backed (2)	—	173	—	173
Asset-backed (3)	—	744	100	844
Redeemable preferred stock	237	274	—	511
Total fixed maturities, AFS	237	60,740	1,385	62,362
Other equity investments	13	—	—	13
Trading securities	321	6,277	—	6,598
Other invested assets:
Short-term investments	—	468	—	468
Assets of consolidated VIEs/VOEs	—	—	16	16
Swaps	—	(326)	—	(326)
Credit default swaps	—	18	—	18
Options	—	3,331	—	3,331
Total other invested assets	—	3,491	16	3,507
Cash equivalents	1,155	—	—	1,155
GMIB reinsurance contracts asset	—	—	2,466	2,466
Separate Accounts assets (4)	121,184	2,878	—	124,062
Total Assets	$122,910	$73,386	$3,867	$200,163

Liabilities:
GMxB derivative features’ liability	$—	$—	$8,316	$8,316
SCS, SIO, MSO and IUL indexed features’ liability	—	3,150	—	3,150
Total Liabilities	$—	$3,150	$8,316	$11,466
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $263 million and $175 million at September 30, 2020 and December 31, 2019, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2020, AFS fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $189 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 2.0% of total equity at September 30, 2020.
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
The tables below present reconciliations for all Level 3 assets and liabilities for the three and nine months ended September 30, 2020 and 2019, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, July 1, 2020	$1,652	$40	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—
Investment gains (losses), net	(1)	—	—
Subtotal	(1)	—	—
Other comprehensive income (loss)	18	(1)	—
Purchases	(138)	—	13
Sales	(22)	—	—
Transfers into Level 3 (1)	(30)	—	—
Transfers out of Level 3 (1)	—	—	—
Balance, September 30, 2020	$1,479	$39	$13

Balance, July 1, 2019	$1,290	$39	$534
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—
Investment gains (losses), net	—	—	—
Subtotal	—	—	—
Other comprehensive income (loss)	(7)	1	—
Purchases	(2)	—	71
Sales	(42)	(1)	(73)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(31)	—	—
Balance, September 30, 2019	$1,208	$39	$532
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2020	$1,246	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—
Investment gains (losses), net	(14)	—	—
Subtotal	(12)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Other comprehensive income (loss)	(36)	1	—
Purchases	207	—	13
Sales	(112)	(1)	—
Transfers into Level 3 (1)	189	—	—
Transfers out of Level 3 (1)	(3)	—	(100)
Balance, September 30, 2020	$1,479	$39	$13

Balance, January 1, 2019	$1,174	$38	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—
Investment gains (losses), net	—	—	—
Subtotal	3	—	—
Other comprehensive income (loss)	3	3	5
Purchases	219	—	81
Sales	(101)	(2)	(73)
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(104)	—	—
Balance, September 30, 2019	$1,208	$39	$532
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, July 1, 2020	$16	$3,433	$—	$(12,458)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses) (1)	—	(177)	—	570
Total realized and unrealized gains (losses)	—	(177)	—	570
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	3	11	—	(113)
Sales (3)	—	(21)	—	16
Change in estimate (4)	—	1	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, September 30, 2020	$16	$3,247	$—	$(11,985)

Balance, July 1, 2019	$16	$2,198	$25	$(6,813)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses)	—	664	—	(2,535)
Total realized and unrealized gains (losses)	—	664	—	(2,535)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	11	(5)	(100)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Sales (3)	—	(20)	(1)	12
Settlements	—	—	(1)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	(11)	—
Balance, September 30, 2019	$16	$2,853	$7	$(9,436)
______________
(1)The Company’s nonperformance risk impact of ($458) million for the GMxB derivative features liability and $6 million for the GMIB reinsurance contract asset the three months ended September 2020, respectively, is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset, represents recoveries from reinsurers and for GMxB derivative features liability, represents benefits paid.
(4)For the GMIB reinsurance contract asset, represents a transfer from amounts due from reinsurers.
(5)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2020	$16	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses) (1)	—	849	—	(3,382)
Total realized and unrealized gains (losses)	—	849	—	(3,382)
Other comprehensive income (loss)	—
Purchases (2)	4	34	—	(328)
Sales (3)	—	(58)	—	41
Settlements	—	—	—	—
Change in estimate (4)	—	(44)	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, September 30, 2020	$16	$3,247	$—	$(11,985)

Balance, January 1, 2019	$48	$1,993	$21	$(5,491)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses)	—	881	—	(3,656)
Total realized and unrealized gains (losses)	—	881	—	(3,656)
Other comprehensive income (loss)	—	—	—	—
Purchases (2)	—	34	3	(309)
Sales (3)	—	(55)	(1)	20
Settlements	—	—	(4)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	(29)	—	(12)	—
Balance, September 30, 2019	$16	$2,853	$7	$(9,436)
    ______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)The Company’s nonperformance risk impact of $35 million for the GMxB derivative features liability and ($50) million for the GMIB reinsurance contract asset the nine months ended September 2020, respectively, is recorded through Net derivative gains (losses).
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
The table below details changes in unrealized gains (losses) for the nine months ended September 30, 2020 and 2019 by category for Level 3 assets and liabilities still held at September 30, 2020 and 2019, respectively.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Investment Gains (Losses), Net	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at September 30, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$—	$(37)
State and political subdivisions	—	—	2
Total fixed maturities, AFS	—	—	(35)
GMIB reinsurance contracts	—	849	—
GMxB derivative features liability	—	(3,382)	—
Total	$—	$(2,533)	$(35)

Held at September 30, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$—	$3
State and political subdivisions	—	—	3
Asset-backed	—	—	4
Total fixed maturities, AFS	—	—	10
GMIB reinsurance contracts	—	881	—
Separate Account assets	(14)	—	—
GMxB derivative features liability	—	(3,656)	—
Total	$(14)	$(2,775)	$10
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities at September 30, 2020 and December 31, 2019, respectively.
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$25	Matrix pricing model	Spread over Benchmark	270 - 610 bps	288 bps
	1,105	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x-31.8x 5.1% - 25.4% 0.9x -25.0x	14.4x 10.0% 10.7x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Other equity investments	4	Market comparable companies	Revenue multiple	3.5x - 18.0x	9.5x
GMIB reinsurance contract asset	3,247	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	60 - 125 bps 0.6%-16% 0%-2% 0%-61% 16%-34% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	72 bps 1.56% 0.96% 6.37% 25% 2.72% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	11,682	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	141.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.06% 0.96% 5.92% 1.48% (same for all ages) (same for all ages)
GWBL/GMWB	220	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	141.0 bps 0.8%-16% 0%-8% 100% once starting 16%-34%	1.56% 0.96% 24.57%
GIB	77	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	141.0 bps 0.8%-15.6% 0%-2% 0%-100% 16%-34%	1.56% 0.96% 6.37% 25%
GMAB	6	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	141.0 bps 0.8%-16% 16%-34%	1.56% 25%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$51	Matrix pricing model	Spread over benchmark	65 - 580 bps	186 bps
	1,025	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.3x - 56.7x 3.9% - 16.5% 0.8x - 48.1x	14.3x 10.0% 10.7x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

GMIB reinsurance contract asset	2,466	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	55 - 109 bps 0.8% - 10% 0.0% - 8.0% 0.0% - 49.0% 9.0% - 30.0% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%
Liabilities:
GMIBNLG	8,135	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	124 bps 0.8% - 19.9% 0.3% - 11.0% 0.0% - 100.0% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%
GWBL/GMWB	172	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 0.8% - 10.0% 0.0% - 7.0% 100% after starting 9.0% - 30.0%
GIB	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	124 bps 1.2% - 19.9% 0.0% - 8.0% 0.0% - 100.0% 9.0% - 30.0%
GMAB	4	Discounted cash flow	Lapse rates Volatility rates - Equity	1.0% - 10.0% 9.0% - 30.0%
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
Excluded from the tables above at September 30, 2020 and December 31, 2019, respectively, are approximately $417 million and $325 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2020 and December 31, 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
above at September 30, 2020 and December 31, 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values at September 30, 2020 and December 31, 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2020:
Mortgage loans on real estate	$12,785	$—	$—	$13,032	$13,032
Policy loans	$3,647	$—	$—	$4,726	$4,726
Loans to affiliates	$1,200	$—	$1,241	$—	$1,241
Policyholders’ liabilities: Investment contracts	$2,063	$—	$—	$2,280	$2,280
FHLB funding agreements (1)	$6,848	$—	$6,940	$—	$6,940
FABN funding agreements (2)	$1,143	$—	$1,168	$—	$1,168
Separate Accounts liabilities	$9,000	$—	$—	$9,000	$9,000

December 31, 2019:
Mortgage loans on real estate	$12,090	$—	$—	$12,317	$12,317
Policy loans	$3,270	$—	$—	$4,199	$4,199
Loans to affiliates	$1,200	$—	$1,224	$—	$1,224
Policyholders’ liabilities: Investment contracts	$1,922	$—	$—	$2,029	$2,029
FHLB funding agreements (1)	$6,909	$—	$6,957	$—	$6,957
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041
_____________
(1)Federal Home Loan Bank of New York (“FHLB”)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(2)Funding Agreement Backed Notes Program (“FABN”)
(3)Excludes amounts reclassified as Held-for-Sale.

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

FHLB Funding Agreements
The fair values of the Company’s FHLB funding agreements are determined by discounted cash flow analysis based on the indicative funding agreement rates published by the FHLB.
FABN Funding Agreements
The fair values of the Company’s FABN funding agreements are determined by Bloomberg’s evaluated pricing service, which uses direct observations or observed comparables.
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
8)    LOANS TO AFFILIATES
Loans Issued to Holdings

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
In April 2018, Equitable Financial made a $800 million loan to Holdings. The loan has an interest rate of 3.69% and matures in April 2021. In December 2018 and in December 2019, Holdings repaid $200 million and $300 million in principal, respectively. At September 30, 2020, the amount outstanding was $300 million.
In November 2019, Equitable Financial made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. At September 30, 2020, the amount outstanding was $900 million.
9)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2020 and 2019 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the nine months ended September 30, 2020.
11)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in Net income (loss). The balances as of September 30, 2020 and 2019 follow:

	September 30,
	2020	2019
	(in millions)
Unrealized gains (losses) on investments	$4,927	$2,226
Defined benefit pension plans	(4)	(7)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$4,923	$2,220

The components of OCI, net of taxes for the three and nine months ended September 30, 2020 and 2019, follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$295	$1,224	$4,524	$3,750
(Gains) losses reclassified into net income (loss) during the period (1)	(23)	(159)	(205)	(157)
Net unrealized gains (losses) on investments	271	1,065	4,318	3,593
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(24)	(335)	(992)	(872)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of 66, $194, $884 and $718)	247	730	3,327	2,721
Other comprehensive income (loss), attributable to Equitable Financial	$247	$730	$3,327	$2,721
    ____________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(6) million, $(42) million, $(55) million and $(42) million for the three and nine months ended September 30, 2020 and 2019, respectively.

Investment gains and losses reclassified from AOCI to Net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of income (loss). Amounts reclassified from AOCI to Net income (loss) as related to defined benefit plans

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
primarily consist of amortization of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefits in the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
12)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$36	$42	$39	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	3	—	—	3
Purchase/change of redeemable noncontrolling interests	(1)	4	(1)	4
Balance, end of period	$38	$46	$38	$46

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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court, Judicial Division of New Haven entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs.  In November 2015, the Connecticut Federal District Court transferred this action to the United States District Court for the Southern District of New York. In March 2017, the Southern District of New York granted Equitable Financial’s motion to dismiss the complaint. In April 2017, the plaintiff filed a notice of appeal. In April 2018, the United States Court of Appeals for the Second Circuit reversed the trial court’s decision with instructions to remand the case to Connecticut state court. In September 2018, the Second Circuit issued its mandate, following Equitable Financial’s notification to the court that it would not file a petition for writ of certiorari. The case was transferred in December 2018 to the Connecticut Superior Court, Judicial District of Stamford. In December 2018, Equitable Financial sought dismissal of the complaint by filing a motion to strike, which the court granted in August 2019. Plaintiff filed an Amended Class Action Complaint in September 2019. Equitable Financial filed a motion for entry of judgment in October 2019. On August 3, 2020, the court granted Equitable Financial’s motion for entry of judgment. In August 2020, Plaintiff filed a notice of appeal. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision granting in part Brach Plaintiffs’ motion for class certification. The court certified nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class, and class notice has gone out. Equitable Financial filed a petition seeking permission to appeal the decision to certify the Section 4226 class and New York State Section 349 class. Five other federal actions challenging the COI rate increase are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
Obligations under Funding Agreements
Federal Home Loan Bank of New York

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
As a member of the FHLB, Equitable Financial has access to collateralized borrowings. It also may issue funding agreements to the FHLBNY. Both the collateralized borrowings and funding agreements would require Equitable Financial to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial issues short-term funding agreements to the FHLBNY and uses the funds for asset, liability, and cash management purposes. Equitable Financial issues long-term funding agreements to the FHLBNY and uses the funds for spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $320 million and pledged collateral with a carrying value of $8.7 billion as of September 30, 2020.
Funding agreements are reported in Policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$34,298	$34,358	$490	$—	$5,038
Long-term funding agreements:
Due in years two through five	1,646	—	—	(490)	112	1,268
Due in more than five years	646	—	—	—	(112)	534
Total long-term funding agreements	2,292	—	—	(490)	—	1,802
Total funding agreements (1)	$6,900	$34,298	$34,358	$—	$—	$6,840
    ____________
(1)The $8 million and $9 million difference between the funding agreements carrying value shown in fair value table for September 30, 2020 and December 31, 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN, Equitable Financial may issue funding agreements to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest and maturity payment terms to the applicable Trust notes. The maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $5 billion. Funding agreements issued to the Trust are reported in policyholders’ account balances in the consolidated balance sheets. The table below summarizes the Company’s activity of funding agreements under the FABN.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	—	650	—	—	—	650
Due in more than five years	—	500	—	—	—	500
Total long-term funding agreements	—	1,150	—	—	—	1,150
Total funding agreements (1)	$—	$1,150	$—	$—	$—	$1,150
_____________
(1) The $7 million difference between the funding agreements notional value shown and carrying value table at September 30,
2020, reflects the remaining amortization of the issuance cost of the funding agreements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. At September 30, 2020, these arrangements include commitments by the Company to provide equity financing of $1.2 billion (including $248 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
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
The Company had $17 million of undrawn letters of credit related to reinsurance at September 30, 2020. The Company had $469 million of commitments under existing mortgage loan agreements at September 30, 2020.
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
14)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
The Company identified certain errors primarily related to the calculations of actuarially determined insurance contract assets and liabilities that impacted previously issued consolidated financial statements. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. In order to improve the consistency and comparability of the financial statements, management revised the financial statements and related disclosures to correct these errors as shown below.
Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections. The prior period comparative financial statements that are presented herein have been revised.
The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2020			March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Other invested assets	1,962	—	1,962	1,595	12	1,607
Deferred policy acquisition costs	3,746	(70)	3,676	4,068	(85)	3,983
Total Assets	$232,378	$(70)	$232,308	$218,841	$(73)	$218,768
LIABILITIES
Future policy benefits and other policyholders’ liabilities	41,382	29	41,411	37,830	32	37,862
Current and deferred income taxes	1,020	(21)	999	1,637	(22)	1,615
Total Liabilities	$217,176	$8	$217,184	$199,928	$10	$199,938
EQUITY
Retained earnings	2,658	(78)	2,580	7,953	(83)	7,870
Total equity attributable to Equitable Financial	15,157	(78)	15,079	18,872	(83)	18,789
Total Equity	15,166	(78)	15,088	18,881	(83)	18,798
Total Liabilities, Redeemable Noncontrolling interest and Equity	232,378	(70)	232,308	$218,841	$(73)	$218,768

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2019			December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Investments:
Deferred policy acquisition costs	4,337	(115)	4,222	5,011	(52)	4,959
Amounts due from reinsurers	3,001	1	3,002	3,124	—	3,124
GMIB reinsurance contract asset, at fair value	2,466	—	2,466	1,991	1	1,992
Current and deferred income taxes	224	25	249	438	35	473
Other assets	3,050	—	3,050	2,763	22	2,785
Total Assets	$228,041	$(89)	$227,952	$199,952	$6	$199,958
LIABILITIES
Future policy benefits and other policyholders’ liabilities	33,976	3	33,979	29,808	75	29,883
Other liabilities	1,768	1	1,769	1,460	—	1,460
Total Liabilities	$216,344	$4	$216,348	$187,485	$75	$187,560
EQUITY
Retained earnings	2,242	(97)	2,145	5,098	(59)	5,039
Accumulated other comprehensive income (loss)	1,592	4	1,596	(491)	(10)	(501)
Total equity attributable to Equitable Financial	11,645	(93)	11,552	12,416	(69)	12,347
Total Equity	11,658	(93)	11,565	12,428	(69)	12,359
Total Liabilities, Redeemable Noncontrolling interest and Equity	$228,041	$(89)	$227,952	$199,952	$6	$199,958

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$825	$(1)	$824	$1,729	$—	$1,729
Net derivative gains (losses)	(5,903)	(5)	(5,908)	3,630	(6)	3,624
Net investment income (loss)	934	(13)	921	1,525	—	1,525
Other income	8	2	10	25	—	25
Total revenues	(3,557)	(17)	(3,574)	8,031	(6)	8,025

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	700	(9)	691	3,297	20	3,317
Amortization of deferred policy acquisition costs	164	(15)	149	1,222	(51)	1,171
Other operating costs and expenses	218	—	218	431	1	432
Total benefits and deductions	1,563	(24)	1,539	5,961	(30)	5,931
Income (loss) from continuing operations, before income taxes	(5,120)	7	(5,113)	2,070	24	2,094
Income tax (expense) benefit from continuing operations	1,029	(2)	1,027	(425)	(5)	(430)
Net income (loss)	(4,091)	5	(4,086)	1,645	19	1,664
Net income (loss) attributable to Equitable Financial	$(4,095)	$5	$(4,090)	$1,648	$19	$1,667

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES:
Policy charges and fee income	904	1	905
Net derivative gains (losses)	9,533	(1)	9,532
Net investment income (loss)	591	13	604
Other income	17	(2)	15
Total revenues	11,588	11	11,599

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	2,597	29	2,626
Interest credited to policyholders’ account balances	289	—	289
Amortization of deferred policy acquisition costs	1,058	(36)	1,022
Other operating costs and expenses	213	1	214
Total benefits and deductions	4,398	(6)	4,392
Income (loss) from continuing operations, before income taxes	7,190	17	7,207
Income tax (expense) benefit from continuing operations	(1,454)	(3)	(1,457)
Net income (loss)	5,736	14	5,750
Net income (loss) attributable to Equitable Financial	$5,743	$14	$5,757

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$3,450	$37	$3,487	$3,523	$(8)	$3,515
Net derivative gains (losses)	(3,820)	(11)	(3,831)	(1,010)	(24)	(1,034)
Other income	56	—	56	65	(1)	64
Total revenues	5,148	26	5,174	6,951	(33)	6,918

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	4,119	(31)	4,088	3,005	(45)	2,960
Interest credited to policyholders’ account balances	1,127	22	1,149	1,002	(23)	979
Commissions	629	—	629	620	5	625
Amortization of deferred policy acquisition costs	452	68	520	431	20	451
Other operating costs and expenses	912	—	912	2,918	1	2,919
Total benefits and deductions	7,578	59	7,637	8,432	(42)	8,390
Income (loss) from continuing operations, before income taxes	(2,430)	(33)	(2,463)	(1,481)	9	(1,472)
Income tax (expense) benefit from continuing operations	584	(5)	579	446	10	456
Net income (loss)	(1,846)	(38)	(1,884)	(921)	19	(902)
Net income (loss) attributable to Equitable Financial	$(1,851)	$(38)	$(1,889)	$(918)	$19	$(899)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$853	$46	$899	$2,577	$42	$2,619
Net derivative gains (losses)	(342)	(1)	(343)	(2,075)	(5)	(2,080)
Other income	—	(1)	(1)	40	(1)	39
Total revenues	1,946	44	1,990	4,707	36	4,743

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	1,634	8	1,642	3,321	35	3,356
Interest credited to policyholders’ account balances	280	16	296	837	22	859
Amortization of deferred policy acquisition costs	32	22	54	341	4	345
Total benefits and deductions	2,383	46	2,429	5,816	61	5,877
Income (loss) from continuing operations, before income taxes	(437)	(2)	(439)	(1,109)	(25)	(1,134)
Income tax (expense) benefit from continuing operations	175	—	175	284	5	289
Net income (loss)	(262)	(2)	(264)	(825)	(20)	(845)
Net income (loss) attributable to Equitable Financial	$(262)	$(2)	$(264)	$(828)	$(20)	$(848)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$865	$(2)	$863	$1,724	$(4)	$1,720
Net derivative gains (losses)	(178)	(1)	(179)	(1,733)	(4)	(1,737)
Total revenues	2,071	(3)	2,068	2,761	(8)	2,753

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	868	(7)	861	1,687	27	1,714
Interest credited to policyholders’ account balances	288	3	291	557	6	563
Amortization of deferred policy acquisition costs	144	(2)	142	309	(18)	291
Total benefits and deductions	1,753	(6)	1,747	3,433	15	3,448
Income (loss) from continuing operations, before income taxes	318	3	321	(672)	(23)	(695)
Income tax (expense) benefit from continuing operations	(53)	—	(53)	109	5	114
Net income (loss)	265	3	268	(563)	(18)	(581)
Net income (loss) attributable to Equitable Financial	$264	$3	$267	$(566)	$(18)	$(584)

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES:
Policy charges and fee income	859	(2)	857
Net derivative gains (losses)	(1,555)	(3)	(1,558)
Net investment income (loss)	904	—	904
Other income	10	—	10
Total revenues	690	(5)	685

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	819	34	853
Interest credited to policyholders’ account balances	269	3	272
Amortization of deferred policy acquisition costs	165	(16)	149
Other operating costs and expenses	184	—	184
Total benefits and deductions	1,680	21	1,701
Income (loss) from continuing operations, before income taxes	(990)	(26)	(1,016)
Income tax (expense) benefit from continuing operations	162	5	167
Net income (loss)	(828)	(21)	(849)
Net income (loss) attributable to Equitable Financial	$(830)	$(21)	$(851)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES:
Policy charges and fee income	3,294	(5)	3,289
Net derivative gains (losses)	894	(16)	878
Total revenues	8,456	(21)	8,435

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	3,473	8	3,481
Commissions	628	7	635
Amortization of deferred policy acquisition costs	900	25	925
Total benefits and deductions	6,907	40	6,947
Income (loss) from continuing operations, before income taxes	1,549	(61)	1,488
Income tax (expense) benefit from continuing operations	1,210	8	1,218
Net income (loss) from continuing operations	2,759	(53)	2,706
Net income (loss)	2,844	(53)	2,791
Net income (loss) attributable to Equitable Financial	$2,843	$(53)	$2,790

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(4,091)	$5	$(4,086)	$1,645	$19	$1,664
Change in unrealized gains (losses), net of reclassification adjustment	1,569	—	1,569	3,083	(4)	3,079
Other comprehensive income	1,570	—	1,570	3,084	(4)	3,080
Comprehensive income (loss)	(2,521)	5	(2,516)	4,729	15	4,744
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3)	7	4	(3)	—	(3)
Comprehensive income (loss) attributable to Equitable Financial	$(2,518)	$(2)	$(2,520)	$4,732	$15	$4,747

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$5,736	$14	$5,750
Change in unrealized gains (losses), net of reclassification adjustment	1,514	(4)	1,510
Other comprehensive income	1,514	(4)	1,510
Comprehensive income (loss)	7,250	10	7,260
Comprehensive income (loss) attributable to Equitable Financial	$7,257	$10	$7,267

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(1,846)	$(38)	$(1,884)	$(921)	$19	$(902)
Change in unrealized gains (losses), net of reclassification adjustment	2,081	14	2,095	(1,230)	9	(1,221)
Other comprehensive income	2,083	14	2,097	(1,234)	9	(1,225)
Comprehensive income (loss)	237	(24)	213	(2,155)	28	(2,127)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	5	5	—	(3)	(3)
Comprehensive income (loss) attributable to Equitable Financial	$237	$(29)	$208	$(2,155)	$31	$(2,124)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(262)	$(2)	$(264)	$(825)	$(20)	$(845)
Change in unrealized gains (losses), net of reclassification adjustment	574	156	730	2,629	92	2,721
Other comprehensive income	574	156	730	2,629	92	2,721
Comprehensive income (loss)	312	154	466	1,804	72	1,876
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	3	3
Comprehensive income (loss) attributable to Equitable Financial	$312	$154	$466	$1,804	$69	$1,873

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$265	$3	$268	$(563)	$(18)	$(581)
Change in unrealized gains (losses), net of reclassification adjustment	1,291	(65)	1,226	2,055	(64)	1,991
Other comprehensive income	1,291	(65)	1,226	2,055	(64)	1,991
Comprehensive income (loss)	1,556	(62)	1,494	1,492	(82)	1,410
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	1	1	—	3	3
Comprehensive income (loss) attributable to Equitable Financial	$1,556	$(63)	$1,493	$1,492	$(85)	$1,407

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(828)	$(21)	$(849)
Change in unrealized gains (losses), net of reclassification adjustment	764	1	765
Other comprehensive income	764	1	765
Comprehensive income (loss)	(64)	(20)	(84)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	2	2
Comprehensive income (loss) attributable to Equitable Financial	$(64)	$(22)	$(86)

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income:
Net income (loss)	$2,844	$(53)	$2,791
Change in unrealized gains (losses), net of reclassification adjustment	584	(20)	564
Other comprehensive income	602	(20)	582
Comprehensive income (loss)	3,446	(73)	3,373
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	1	1
Comprehensive income (loss) attributable to Equitable Financial	$3,446	$(74)	$3,372

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$7,953	$(83)	$7,870	$2,242	$(97)	$2,145
Net income (loss) attributable to Equitable Financial	(4,095)	5	(4,090)	1,648	19	1,667
Retained earnings, end of period	$2,658	$(78)	$2,580	$2,658	$(78)	$2,580
Accumulated other comprehensive income (loss), beginning of year	$3,106	$—	$3,106	$1,592	$4	$1,596
Other comprehensive income (loss)	1,570	—	1,570	3,084	(4)	3,080
Total Equitable Financial equity, end of period	$15,157	$(78)	$15,079	$15,157	$(78)	$15,079
Total equity, end of period	$15,166	$(78)	$15,088	$15,166	$(78)	$15,088

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$2,242	$(97)	$2,145
Net income (loss) attributable to Equitable Financial	5,743	$14	5,757
Retained earnings, end of period	$7,953	$(83)	$7,870
Accumulated other comprehensive income (loss), beginning of year	$1,592	$4	$1,596
Other comprehensive income (loss)	1,514	(4)	1,510
Total Equitable Financial equity, end of period	$18,872	$(83)	$18,789
Total equity, end of period	$18,881	$(83)	$18,798

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$5,098	$(59)	$5,039	$8,938	$(78)	$8,860
Net income (loss) attributable to Equitable Financial	(1,851)	(38)	(1,889)	(918)	19	(899)
Retained earnings, end of year	$2,242	$(97)	$2,145	$5,098	$(59)	$5,039
Accumulated other comprehensive income (loss), beginning of year	$(491)	$(10)	$(501)	$598	$(19)	$579
Other comprehensive income (loss)	2,083	14	2,097	(1,234)	9	(1,225)
Accumulated other comprehensive income (loss), end of year	$1,592	$4	$1,596	$(491)	$(10)	$(501)
Total Equitable Financial equity, end of year	$11,645	$(93)	$11,552	$12,416	$(69)	$12,347
Total equity, end of year	$11,658	$(93)	$11,565	$12,428	$(69)	$12,359

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$4,532	$(77)	$4,455	$5,098	$(59)	$5,039
Net income (loss) attributable to Equitable Financial	(262)	(2)	(264)	(828)	(20)	(848)
Retained earnings, end of period	$3,270	$(79)	$3,191	$3,270	$(79)	$3,191
Accumulated other comprehensive income (loss), beginning of year	$1,564	$(74)	$1,490	$(491)	$(10)	$(501)
Other comprehensive income (loss)	574	156	730	2,629	92	2,721
Accumulated other comprehensive income (loss), end of period	$2,138	$82	$2,220	$2,138	$82	$2,220
Total Equitable Financial equity, end of period	$13,239	$3	$13,242	$13,239	$3	$13,242
Total equity, end of period	$13,251	$3	$13,254	$13,251	$3	$13,254

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$4,268	$(80)	$4,188	$5,098	$(59)	$5,039
Net income (loss) attributable to Equitable Financial	264	3	267	(566)	(18)	(584)
Retained earnings, end of period	$4,532	$(77)	$4,455	$4,532	$(77)	$4,455
Accumulated other comprehensive income (loss), beginning of year	$273	$(9)	$264	$(491)	$(10)	$(501)
Other comprehensive income (loss)	1,291	(65)	1,226	2,055	(64)	1,991
Accumulated other comprehensive income (loss), end of period	$1,564	$(74)	$1,490	$1,564	$(74)	$1,490
Total Equitable Financial equity, end of period	$13,920	$(151)	$13,769	$13,920	$(151)	$13,769
Total equity, end of period	$13,932	$(151)	$13,781	$13,932	$(151)	$13,781

	Three Months Ended March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$5,098	$(59)	$5,039
Net income (loss) attributable to Equitable Financial	(830)	$(21)	(851)
Retained earnings, end of period	$4,268	$(80)	$4,188
Accumulated other comprehensive income (loss), beginning of year	$(491)	$(10)	$(501)
Other comprehensive income (loss)	764	1	765
Accumulated other comprehensive income (loss), end of period	$273	$(9)	$264
Total Equitable Financial equity, end of period	$12,358	$(89)	$12,269
Total equity, end of period	$12,370	$(89)	$12,281

	Year Ended December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$6,095	$(25)	$6,070
Net income (loss) attributable to Equitable Financial	2,843	$(53)	2,790
Retained earnings, end of period	$8,938	$(78)	$8,860
Accumulated other comprehensive income (loss), beginning of year	$(4)	$1	$(3)
Other comprehensive income (loss)	602	(20)	582
Accumulated other comprehensive income (loss), end of period	$598	$(19)	$579
Total Equitable Financial equity, end of period	$16,397	$(97)	$16,300
Total equity, end of period	$19,492	$(97)	$19,395

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2020			March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$1,645	$19	$1,664	$5,736	$14	$5,750
Policy charges and fee income	(1,729)	—	(1,729)	(904)	(1)	(905)
Net derivative (gains) losses	(3,630)	6	(3,624)	(9,533)	1	(9,532)
Amortization and depreciation	1,181	(51)	1,130	1,025	(35)	990
Future policy benefits	1,666	20	1,686	1,817	29	1,846
Reinsurance recoverable	(149)	—	(149)	(97)	1	(96)
Current and deferred income taxes	433	6	439	1,462	3	1,465
Net cash provided by (used in) operating activities	$(868)	$—	$(868)	$(621)	$12	$(609)
Change in collateralized pledged assets	58	—	58	45	(1)	44
Change in collateralized pledged liabilities	247	—	247	667	(11)	656
Net cash provided by (used in) financing activities	$2,308	$—	$2,308	$2,504	$(12)	$2,492
Cash and cash equivalents, end of period	$4,318	$—	$4,318	$7,492	$—	$7,492

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2019			December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss) (1)	$(1,846)	$(38)	$(1,884)	$(358)	$19	$(339)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(3,450)	(37)	(3,487)	(3,523)	8	(3,515)
Interest credited to policyholders' account balances	1,127	22	1,149	1,002	(23)	979
Net derivative (gains) losses	3,820	11	3,831	1,010	24	1,034
Amortization and depreciation	323	68	391	340	20	360
Capitalization of DAC	(648)	—	(648)	(597)	5	(592)
Future policy benefits	1,115	(31)	1,084	(284)	(46)	(330)
Current and deferred income taxes	(334)	5	(329)	(556)	(7)	(563)
Net cash provided by (used in) operating activities	$(606)	$—	$(606)	$1,418	$—	$1,418
Cash and cash equivalents, end of period	$1,492	$—	$1,492	$2,622	$—	$2,622
_____________
(1) December 31, 2018 Net Income (Loss) includes $563 million of discontinued operations that are not included in Net Income (Loss) in the Consolidated Statement of Income (Loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2019			June 30, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(825)	$(20)	$(845)	$(563)	$(18)	$(581)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(2,577)	(42)	(2,619)	(1,724)	4	(1,720)
Interest credited to policyholders' account balances	837	22	859	557	6	563
Net derivative (gains) losses	2,075	5	2,080	1,733	4	1,737
Amortization and depreciation	267	4	271	268	(18)	250
Future policy benefits	1,035	40	1,075	91	27	118
Reinsurance recoverable	(123)	(4)	(127)	(59)	—	(59)
Current and deferred income taxes	(81)	(5)	(86)	99	(5)	94
Net cash provided by (used in) operating activities	$(712)	$—	$(712)	$(283)	$—	$(283)
Cash and cash equivalents, end of period	$1,553	$—	$1,553	$3,093	$—	$3,093

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(828)	$(21)	$(849)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(859)	2	(857)
Interest credited to policyholders' account balances	269	3	272
Net derivative (gains) losses	1,555	3	1,558
Amortization and depreciation	143	(16)	127
Future policy benefits	41	34	75
Current and deferred income taxes	54	(5)	49
Net cash provided by (used in) operating activities	$(148)	$—	$(148)
Cash and cash equivalents, end of period	2,922	—	2,922

	December 31, 2017
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss) (1)	$3,377	$(54)	$3,323
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(3,294)	5	(3,289)
Net derivative (gains) losses	(870)	16	(854)
Amortization and depreciation	825	25	850
Future policy benefits	1,189	8	1,197
Net cash provided by (used in) operating activities	$(381)	$—	$(381)
Cash and cash equivalents, end of period	3,409	—	3,409
_____________
(1) Net Income (Loss) includes $533 million of discontinued operations that are not included in Net Income (Loss) in the Consolidated Statement of Income (Loss).
15)    SUBSEQUENT EVENTS
On October 27, 2020, Holdings entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company (“VIAC”), and Venerable Holdings, Inc., a Delaware corporation. VIAC will acquire all of the shares of the capital stock of Corporate Solutions Life Reinsurance Company (“CSLRC”), and, immediately following such sale, Equitable Financial will enter into a coinsurance and modified coinsurance agreement, pursuant to which Equitable Financial will cede to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 supported by general account assets of approximately $12 billion (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. Equitable Financial will also acquire a surplus note in aggregate principal amount of $50 million issued by VIAC in the transaction.

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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On October 27, 2020, Holdings announced that it had entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), and Venerable Holdings, Inc., a Delaware corporation, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of Corporate Solutions Life Reinsurance Company, an insurance company domiciled in Delaware and wholly owned subsidiary of Holdings (“CSLRC”), and, immediately following such sale, Equitable Financial will enter into a coinsurance and modified coinsurance agreement, pursuant to which Equitable Financial will cede to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 supported by general account assets of approximately $12 billion (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. Equitable Financial will also acquire a surplus note in aggregate principal amount of $50 million issued by VIAC in the transaction.
COVID-19 Impact
The COVID-19 pandemic has negatively impacted the U.S. and global economies. In the third quarter, financial markets continued to experience significant volatility and unemployment levels remained high. The pandemic continues to evolve in the U.S., and while certain states and municipalities have re-opened, others are pausing re-opening plans or reinstating lockdowns due to surges in COVID-19 cases. States and municipalities have instituted varying plans for in-person instruction at schools, but surging national infection rates and the possibility of a localized outbreak create uncertainty and threaten continued in-person instruction. The effects from the pandemic are likely to persist for months to come. Governments around the world continued to implement economic stimulus measures that are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.
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
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Our General Account was impacted both from declining interest rates, which had a positive effect on fair value, and sharply increased credit spreads, which had a negative impact on fair value. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
In light of the unprecedented decline in long-term interest rates in the first quarter of 2020, we updated our long-term GAAP interest rate assumption to grade from current rates over 10-years to the 5-year historical average (currently 2.25%). For additional information, see “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes.”
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and affiliated advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and affiliated advisor branch offices. As a result, most of our employee and affiliated advisors are currently working remotely. The remote working arrangement has detracted from the ability of our affiliated advisors to sell our products in the normal course and, as a result, the demand for our products and services has been adversely impacted and could decline further as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to the uncertainty as to the severity and duration of the pandemic. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—The novel coronavirus (COVID-19) pandemic has adversely impacted our business and could materially adversely affect our business, results of operation or financial condition in the future.” in our Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held-to-maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program in addition to our dynamic hedge program has increased the size of our derivative positions, resulting in an increase in net income volatility.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 to the Notes to the Company’s consolidated financial statements and “—Summary of Critical Accounting Estimates —Liability for Future Policy Benefits” included in the 2019 Form 10-K.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and nine months ended September 30, 2020 and 2019 to our Income (loss) from continuing operations, before income taxes and Net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30, (1)
	2020	2019	2020	2019
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(41)	$(1,438)	$(1,496)	$(1,438)
Assumption updates for other business	(83)	84	(750)	84
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(124)	(1,354)	(2,246)	(1,354)
Income tax (expense) benefit on assumption update	26	284	472	284
Net income (loss) impact of assumption update	$(98)	$(1,070)	$(1,774)	$(1,070)
(1) During the first quarter of 2020, we updated interest rate assumption and the impact was a decrease to Net income (loss) of $1.7 billion. See Note 2 for further details on the assumption update.
2020 Assumption Updates
Annual Update
The impact of the economic assumption update in the third quarter of 2020 was a decrease of $124 million to Income (loss) from continuing operations, before income taxes and a decrease to Net income (loss) of $98 million.
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $124 million consisted of a decrease in Policy charges and fee income of $21 million, an increase in Policyholders’ benefits of $175 million, an increase in Interest credited to policyholders’ account balances of $8 million, an increase in Net derivative gains of $106 million and an increase in the Amortization of DAC of $26 million. Third quarter 2020 assumption updates include a pre-tax gain of $421 million attributable to the removal of the credit risk adjustment from our fair value scenario calibration to better align with US valuation practices, offset by updates to our mortality and policyholder behavior assumptions to reflect emerging experience,
First Quarter Update
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
The net impact of this assumption update on Income (loss) from continuing operations, before income taxes of $2.1 billion consisted of an increase in Policy charges and fee income of $54 million, an increase in Policyholders’ benefits of $1.3 billion, a decrease in Interest credited to policyholders’ account balances of $6 million and an increase in the Amortization of DAC of $840 million.
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

The net impact of these assumption updates on Income (loss) from continuing operations, before income taxes of $1.4 billion consisted of a decrease in Policy charges and fee income of $11 million, an increase in Policyholders’ benefits of $886 million, a decrease in Interest credited to policyholders’ account balances of $14 million, an increase in Net derivative losses of $548 million and a decrease in Amortization of DAC of $77 million.
Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the first nine months of 2020.
The table below presents the impact of COVID-19 related impacts on Income (loss) from continuing operations, before income taxes and on Net income (loss) which all occurred during the first six months of 2020:

	Nine Months Ended September 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(2,122)	$(105)	$(2,227)
Income tax (expense) benefit	446	22	468
Net income (loss) from continuing operations, net of taxes	$(1,676)	$(83)	$(1,759)
_______________
(1) Includes amounts primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to loss recognition in the first half of 2020 resulting from first quarter 2020 interest rate assumption update.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in Income (loss) from continuing operations, before income taxes of $165 million, and an increase to Net Income (loss) of $130 million for the nine months ended September 30, 2020
2019 Model Changes
There was no material impact from model changes during the first nine months of 2019 to our Income (loss) from continuing operations, before income taxes or Net income (loss).
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
In the face of the ongoing pandemic, financial markets continued to experience significant volatility and unemployment levels remained high during the third quarter. Although the financial market recovered most of the first quarter losses in the months since, the prospect of continued volatility remains, especially given the uncertainty surrounding continued civil unrest across the U.S. centered around racial inequality, the presidential and congressional election and the continued economic effects of the virus. Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.

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
Variable Annuity Capital Standards. In 2015, the NAIC Financial Condition (E) Committee established a working group to study and address, as appropriate, regulatory issues resulting from variable annuity captive reinsurance transactions, including reforms that would improve the current statutory reserve and RBC framework for insurance companies that sell variable annuity products. In August 2018, the NAIC adopted the new framework developed and proposed by this working group. Following its referral to various NAIC committees to develop the full implementation details, the new framework became operational in January 2020. Among other changes, the new framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. The new framework will materially change the level of variable annuity reserves and RBC requirements as well as their sensitivity to capital markets including interest rate, equity markets, volatility and credit spreads. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework and is consistent with how we manage our business. Equitable Financial adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
On February 26, 2020, the NYDFS adopted amendments to Regulation 213 that differ from the NAIC variable annuity reserve and capital framework. These amendments will not materially affect Equitable Financial’s GAAP financial condition, results of operations or stockholders’ equity. However,  Regulation 213, as amended, absent management action, will require Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date, a new standard that we believe is more conservative than the NAIC standard.  Absent management action, we believe that the amendments will materially increase the statutory basis reserves that Equitable Financial will be required to carry and, will materially and adversely affect the capacity of Equitable Financial to distribute dividends to Holdings beyond 2020. Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing Holdings’ underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards different from the NAIC framework.
DOL Fiduciary Rule and “Best Interest” PTEs. In the wake of the March 2018 Fifth Circuit federal appeals court decision to vacate the DOL Fiduciary Rule, the DOL announced that it planned to issue revised fiduciary investment advice regulations. In June 2020, the DOL proposed a “best interest” prohibited transaction exemption (“PTE”) for investment advice fiduciaries under ERISA. The proposal restores the five-part test for determining fiduciary status that was in effect prior to the DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, the PTE prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently assessing the proposed PTE to determine the impact it may have on our business.
Other “Best Interest” Standards of Conduct. Following the decision to vacate the DOL Fiduciary Rule in 2018, , the NAIC adopted, and state regulators either have adopted or are currently considering whether to apply, an impartial conduct or fiduciary standard to recommendations made in connection with certain annuities and, in one case, to life insurance policies. For example, the NAIC has amended its Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard to insurance producers’ annuity recommendations and require that insurers supervise such recommendations. To date, the amended regulation has been adopted in Iowa and Arizona. In July 2018, the NYDFS issued a final version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187 took effect on August 1, 2019 with respect to annuity sales and took effect on February 1, 2020 for life insurance sales. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. In addition, state regulators and legislatures in Nevada, New Jersey and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents, but it does not apply to insurance product sales, including variable annuities. Beyond the New York regulation, the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Regulation Best Interest. In June 2019, the SEC released a set of rules that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their retail customers (“Regulation Best Interest”); clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor” unless they act in an investment advisory capacity. These rules became effective on June 30, 2020. Investment advisers to retail clients as well as broker-dealers serving retail customers are now required to deliver to retail clients and customers and file with the SEC the new Form CRS, which provides disclosures about its standard of conduct and conflicts of interest. Broker-dealers must also provide more detailed disclosures to retail clients in connection with securities transactions. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their natural person customers similar to that which applies to investment advisers under existing law and to require both broker-dealers and investment advisers to provide enhanced disclosure regarding the nature of their services to retail clients and customers and associated conflicts of interest. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. Meanwhile, the SEC’s examination staff and FINRA are focusing on examining compliance efforts by broker-dealers with Regulation Best Interest.
Derivatives Regulation. The amount of collateral we are required to pledge and the expenses we incur under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for non-centrally cleared derivative transactions (“OTC” derivatives) entered into after the phase-in period, which is expected to become applicable to us in September 2021 as a result of adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency and the Commodity Futures Trading Commission of final margin requirements for OTC derivatives, absent further delays. Also, the SEC has finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping and reporting and business conduct for security-based swaps. The rules became effective on April 6, 2020. The compliance date for registration of (i) security-based swap dealers that incur a registration obligation as a result of meeting certain thresholds to be set by the SEC on August 6, 2021 will be November 1, 2021 and (ii) major security-based swap participants that incur a registration obligation as a result of security-based swap activities in their quarter ending September 30, 2021 will be December 1, 2021. We continue to monitor developments and are evaluating the potential effect these rules might have on our business.
Impact of the SECURE Act
On December 20, 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”). The SECURE Act contains a number of provisions that affect the administration and operation of defined contribution plans such as 401(k) and 403(b) plans and IRAs, including provisions that encourage additional retirement savings and lifetime income options, promote the adoption of retirement plans by small employers, provide lifetime income portability, and accelerate the distribution of retirement benefits of deceased retirees. Many provisions of the SECURE Act become effective for plan years beginning after December 31, 2019. At this time, we do not expect material impacts to our business from the SECURE Act.
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
The following table summarizes our consolidated statements of income (loss) for the nine months ended September 30, 2020 and 2019:
Consolidated Statement of Income (Loss)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$2,582	$2,619
Premiums	613	696
Net derivative gains (losses)	2,097	(2,080)
Net investment income (loss)	2,334	2,527
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(47)	—
Other investment gains (losses), net	262	181
Total investment gains (losses), net	215	181
Investment management and service fees	744	761
Other income	43	39
Total revenues	8,628	4,743

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,267	3,356
Interest credited to policyholders’ account balances	845	859
Compensation and benefits	210	237
Commissions	462	462
Interest expense	—	4
Amortization of deferred policy acquisition costs	1,290	345
Other operating costs and expenses	653	614
Total benefits and other deductions	7,727	5,877
Income (loss) from continuing operations, before income taxes	901	(1,134)
Income tax (expense) benefit	(181)	289
Net income (loss)	720	(845)
Less: Net income (loss) attributable to the noncontrolling interest	(1)	3
Net income (loss) attributable to Equitable Financial	$721	$(848)
The following discussion compares the results for the nine months ended September 30, 2020 to the nine months ended September 30, 2019.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Income (Loss) Attributable to Equitable Financial
Net income (loss) attributable to Equitable Financial increased by $1.6 billion, to a net income of $721 million for the nine months ended September 30, 2020 from a net loss of $848 million for the nine months ended September 30, 2019, primarily driven by the following notable items:
•Increase in Net derivative gains of $4.2 billion mainly reflecting the gains from the first quarter 2020 decrease in interest rates and a lower improvement in equity markets in 2020 when compared to 2019.
•Increase in Net investment gains of $34 million primarily due to the rebalancing of our U.S. Treasury portfolio.

•Decrease in Interest credited to policyholders’ account balances of $14 million mainly driven by lower FHLB funding agreements costs due to lower interest rates partially offset by higher interest credited in SCS product due to new business growth.
Partially offsetting this increase were the following notable items:
•Increase in Amortization of DAC of $945 million mainly due to the impact of the assumption updates including the first quarter of 2020 assumption update related to COVID-19.
•Increase in Policyholders’ benefits of $911 million mainly due to the higher unfavorable impact of assumption updates in 2020 including the first quarter assumption update due to COVID-19, the unfavorable impact of equity markets in our GMxB liabilities, the re-establishment of profits followed by loss (“PFBL”) reserve and an increase in term and employee benefits product reserves, partially offset by favorable net mortality.
•Decrease in Net investment income of $193 million mainly driven by changes in the market value of trading securities supporting our variable annuity products and lower income from alternative investments partially offset by higher investment income from fixed maturities available-for-sale due to higher asset balances and the General Account investment portfolio optimization.
•Decrease in Revenue from fees and related items (“fee-type revenue”), including Policy charges and fee income, Premiums, Investment Management service fees and Other income, of $133 million primarily due to lower average Separate Accounts AV in our variable annuity products reflecting outflows in our older fixed-rate GMxB block and lower premiums on traditional products (offset in Policyholders' benefits) as well as higher ceded premiums, partially offset by the favorable impact of assumption updates for our life products.
•Increase in Compensation, benefits and other operating expenses of $12 million mainly driven by higher software and consulting costs partially offset by productivity initiatives and COVID 19 related expense saves.
•Income tax expense increased by $470 million primarily driven by pre-tax income in 2020 compared to a pre-tax loss in 2019.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness described below, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020.
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
•We have designed, implemented and tested new controls and are redesigning certain of these controls to validate the reliability of significant data flows feeding actuarial models and assumptions

Third quarter 2020 controls have operated as designed. However, given that certain controls noted above have only operated effectively in one financial closing cycle during the year, and controls are still being redesigned, we have determined that further work and sustained operation is appropriate before concluding the controls are operationally effective.
Changes in Internal Control Over Financial Reporting
As described above, the Company continues to design certain controls in connection with its remediation plan. These remediation efforts related to the material weakness described above represent changes in our internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory” actions could have a material adverse effect on our reputation, business, results of operations or financial condition” in our Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.    Exhibits

Number		Description
3.1	#	By-laws of Equitable Financial Life Insurance Company, as amended September 23, 2020.
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Anders Malmström
		Name:	Anders Malmström
		Title:	Senior Executive Director and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2020		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director and Chief Accounting Officer (Principal Accounting Officer)