Form 10-K
period 2020-12-31
Equitable Financial Life Insurance Co
filed 2021-03-01
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 1, 2021, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, and catastrophic events, such as outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (viii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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
Throughout this Annual Report on Form 10-K we use certain defined terms and abbreviations, which are summarized in the “Glossary” and “Acronyms” sections.

Part I, Item 1.
BUSINESS
GENERAL
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations.
We are an indirect, wholly-owned subsidiary of Holdings. In May 2018, Holdings completed the initial public offering (“Holdings IPO”) in which AXA sold shares of Holdings common stock to the public. Following the Holdings IPO, AXA has continued to divest its ownership in Holdings and currently holds less than 10% of the shares of common stock of Holdings.
Venerable Transaction
On October 27, 2020, Holdings entered into a Master Transaction Agreement (the “MTA”) with Venerable Insurance and Annuity Company (“VIAC”), pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of

CS Life. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE, and sell 100% of the common stock of CS Life RE to an affiliate.
Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 supported by general account assets (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. CS Life will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis.
The transaction is expected to close in the second quarter of 2021.
For additional information regarding the Venerable transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity”.
OUR BRAND
In 2020, we removed “AXA” from our legal entity name and rebranded as “Equitable”.
PRODUCTS
We offer a variety of variable annuity products, term, variable and UL insurance products, employee benefit products, and investment products including mutual funds, principally to individuals, small and medium-sized businesses and professional and trade associations. Our product approach is to ensure that design characteristics are attractive to both our customers and our company’s capital approach. We currently focus on products across our business that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products.
Individual Variable Annuities
We are a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through the more than 4,530 licensed financial professionals at Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners, reaching more than 100,000 financial professionals.
    Current Variable Annuities Offered
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering includes:
Structured Capital Strategies. Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices, or ETF, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we have introduced on some versions.
Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
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
We work with EIM to identify and include appropriate underlying investment options in our products, as well as to control the costs of these options and increase profitability of the products. For a discussion of EIM, see below “—EIM.”
    Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMDB and/or GMLB, (collectively, GMxB features) in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations.
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
GMLBs principally include GMIB and GIB. Variable annuities may also offer a GMAB or a GWBL rider. A GMIB is an optional benefit where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV. A GMDB is an optional benefit that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant. A GIB is an optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero. A GWBL is an optional benefit where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.
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
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. As of December 31, 2020, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 13.4% of our NAR resulting from the GMIB feature and approximately 2.6% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2020.
In October 2020, Holdings entered into the Venerable Transaction, whereby on closing, we will cede to CS Life on a combined coinsurance and modified coinsurance basis, legacy variable annuity products sold by us between 2006-2008. For additional information regarding the Venerable Transaction, see “—General—Venerable Transaction.”
Captive Reinsurance. In addition to non-affiliated reinsurance, we ceded to our affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use a captive reinsurer as part of our capital management strategy. For more information on our use of a captive reinsurer, see “—Regulation—Insurance Regulation—Captive Reinsurance and Variable Annuity Capital Standards” and “Risk Factors—Legal and Regulatory Risks.”
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
Employer-Sponsored Products and Services
We also offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 401(k) and 457(b) markets where we sell variable annuity and mutual fund-based products. RBG is the primary distributor of our products and related solutions to individuals in the K-12 education market with more than 1,100 advisors dedicated to helping educators prepare for retirement as of December 31, 2020.
Our products offer educators, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities. Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIM. EIM provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across our products. In addition, our variable annuity products offer the following features:
•GIO—Provides a fixed interest rate and guaranteed AV.
•SIO—Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three- or five year investment horizon. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of guarantee in the defined contribution markets today.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
Open Architecture Mutual Fund Platform. In 2017, we launched a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities from the same award-winning service team. The program allows plan sponsors to select from thousands of mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform. In January 2021 we launched the successor product to our existing mutual fund-based product.
Services. Both our variable annuity and open architecture mutual fund products offer a suite of tools and services to enable plan participants to obtain education and guidance on their contributions and investment decisions and plan fiduciary services. Education and guidance are available online or in person from a team of plan relationship and enrollment specialists and/or the advisor that sold the product. Our clients’ retirement contributions come through payroll deductions, which contribute significantly to stable and recurring sources of renewals.
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
    Risk Management
We design our employer-sponsored products with the goal of providing attractive features to clients that also minimize risks to us. To mitigate risks to our General Account from fluctuations in interest rates, we apply a variety of techniques that align well with a given product type. We designed our GIO to comply with the NAIC minimum rate (1.00% for new issues), and our 403(b) products that we currently sell include a contractual provision that enables us to limit transfers into the GIO. As most defined contribution plans allow participants to borrow against their accounts, we have made changes to our loan repayment processes to minimize participant loan defaults and to facilitate loan repayments to the participant’s current investment allocation as opposed to requiring repayments only to the GIO. In the 401(k) and 457(b) markets, we may charge a market value adjustment on the assets of the GIO when a plan sponsor terminates its agreement with us. We also prohibit direct transfers to fixed income products that compete with the GIO, which protects the principal in the General Account in a rising interest rate environment.
In the Tax-Exempt market, the benefits include a minimum guaranteed interest rate on our GIO, return of premium death benefits and limited optional GMxB features. The utilization of GMxB features is low. In the Corporate market, the products that we sell today do not offer death benefits in excess of the AV.
We use a committee of subject matter experts and business leaders that meet periodically to set crediting rates for our guaranteed interest options. The committee evaluates macroeconomic and business factors to determine prudent interest rates in excess of the contract minimum when appropriate.
We also monitor the behavior of our clients who have the ability to transfer assets between the GIO and various Separate Accounts investment options. We have not historically observed a material shift of assets moving into guarantees during times of higher market volatility.
Hedging
We hedge crediting rates to mitigate certain risks associated with the SIO. In order to support the returns associated with the SIO, we enter into derivatives contracts whose payouts, in combination with fixed income investments, emulate those of the S&P 500, Russell 2000 or MSCI EAFE index, subject to caps and buffers.
Life Insurance Products
We have a long history of providing life insurance products to help affluent and high net worth individuals and small and medium-sized business owners protect and transfer their wealth. We are currently focused on the relatively less capital-intensive asset accumulation segments of the market, with leading offerings in the VUL market. We offer a targeted range of life insurance products aimed at serving the financial needs of our clients throughout their lives.
Our product offerings include VUL, IUL and term life products. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors. Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer, as well as corporate planning solutions. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. As part of a strategic shift over the past several years, we evolved our product design to be less capital-intensive and more accumulation-focused. For example, in January 2021, we discontinued offering our most interest sensitive IUL product (IUL Protect).
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
We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and COLI targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our UL insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns protect the policyholder in the event of a market movement down to a certain buffer. As noted above, the performance of any UL insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest premiums in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the MSO, which provides downside protection from losses in the index up to a specified percentage. We also offer COLI, which is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with EIM to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
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
As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of Holdings, most sales of IUL insurance products to policyholders located outside of New York are being issued through Equitable America, another life insurance subsidiary of Holdings, instead of Equitable Financial. We expect that Holdings will continue to issue newly developed life insurance products to policyholders located outside of New York through Equitable America instead of Equitable Financial. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through Equitable America or another subsidiary of Holdings instead of or in addition to Equitable Financial, or what the impact to Equitable Financial will be.
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
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective. For example, in 2020, due to effects of the COVID-19 pandemic, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need.
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
Captive Reinsurance. EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 (collectively, the “Life Business”).
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

    Reinsurance
Group Reinsurance Plus provides reinsurance on our short and long-term disability products. Our current arrangement provides quota share reinsurance at 50% for disability products. Also, we ensure that we obtain collateral to mitigate our risk of loss.
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
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,530 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services. RBG has a group of more than 1,100 advisors that specialize in the 403(b) and 457(b) markets.
Third-Party Distribution. For our annuity products, we have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels. We also distribute life insurance products through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today. We distribute our employee benefits products through a growing network of third-party firms, including private exchanges, health plans and professional employer organizations.

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
EIM
EIM is the investment manager and administrator for our proprietary variable funds and supports our business. EIM helps add value and marketing appeal to our products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIM brings investment acumen, financial controls and economies of scale to the construction of high-quality, economical underlying investment options for our products. Finally, EIM is able to leverage its scale in negotiating for investment services, operations, trading and administrative functions for the Portfolios.
EIM provides investment management and administrative services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIM is registered as an investment adviser under the Investment Advisers Act. EIM serves as the investment adviser to three investment companies that are registered under the Investment Company Act of 1940, as amended—EQAT, EQ Premier VIP Trust, and 1290 Funds (each, a “Trust” and collectively, the “Trusts”)—and to two private investment trusts established in the Cayman Islands. Each of the investment companies and private investment trusts is a “series” type of trust with multiple Portfolios. EIM provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting investment sub-advisers and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIM also provides administrative services to the Portfolios. EIM is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIM has a variety of responsibilities for the general management and administration of its investment company clients. One of EIM’s primary responsibilities is to provide clients with portfolio management and investment advisory evaluation services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIM has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of EIM is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients. The administrative services that EIM provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; and oversight of proxy voting procedures and anti-money laundering program.

REGULATION
Insurance Regulation
We are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. We are domiciled in New York and are primarily regulated by the NYDFS. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur.
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
We are required to file detailed annual financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, the insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP.
Holding Company and Shareholder Dividend Regulation
All states regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the state’s insurance regulator.
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
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated under one of two standards. The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given prior notice of such dividend and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus (the “Alternative Standard”). Dividends exceeding these prescribed limits (“extraordinary dividends”) require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends.
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
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Manual. However, a state may have or in the future may adopt statutory accounting principles that may differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact our statutory capital and surplus.
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
In connection with amendments to the NAIC Standard Valuation Law requiring the application of a principle-based approach to reserving for life and annuity contracts, amendments have been made to the NAIC Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. The principle-based reserving approach became effective for new business on January 1, 2017 in the states where the Standard Valuation Law and Valuation Manual had been adopted, with a three-year phase-in period ending on January 1, 2020. In New York, principle-based reserving became effective on January 1, 2020 with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which the NAIC proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. The purpose of this initiative is to enhance risk identification efforts by building on the state-based regulation system. On December 9, 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool. These amendments now have to be adopted by state legislatures to become effective. We cannot predict whether state legislatures will adopt the amendments or what impact they would have on the Company.
The NAIC has developed a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The group capital calculation will provide U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions as well as amendments to the Model Holding Company Act and Regulation. These amendments implement the annual filing requirement for the group capital calculation that now have to be adopted by state legislatures, as noted above.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
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
In New York, Regulation 213, adopted in May of 2019 and as amended on February 26, 2020, differs from the NAIC variable annuity reserve and capital framework described above. The February 2020 amendments will not materially affect Equitable Financial’s U.S. GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, as amended, absent management action, will require Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, we believe that Regulation 213 could (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, particularly following the equity market appreciation in the second half of 2020, and will be exacerbated upon closing of the Venerable Transaction. Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing the Company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213.
Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework.
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
New York Insurance Regulation 210
In recent years, state regulators have considered whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, in March 2018, Insurance Regulation 210 went into effect in New York. That regulation establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS as well as to affected policyholders. We have developed policies and procedures designed to comply with Regulation 210 and to date, have not seen adverse effects on our business. It is possible, however, that Regulation 210 could adversely impact management’s ability to determine and/or readjust NGEs in the future. Beyond the New York regulation and similar rules enacted in California (that took effect on July 1, 2019) and Texas (that took effect on January 1, 2021), the likelihood of enactment of any such state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Broker-Dealer and Securities Regulation and Commodities Regulation
We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the SEC, self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.
Certain of our subsidiaries and affiliates, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Accounts interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, EQ Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.
Certain subsidiaries and affiliates including EIM, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

EIM is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the NFA. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the CEA. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, EIM is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. EIM is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation. fee break points, and the use of fund assets for distribution.
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
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, commodity pool operator, or other type of regulated entity, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. On December 4, 2019, the Secretary of the Treasury announced FSOC’s issuance of final guidance prioritizing an activities-based approach for identifying and addressing potential risks to financial stability instead of individual designations, and enhancing the analytical process, engagement and transparency of the designation process.
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
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the OTC derivatives markets, which gives authority to the CFTC to regulate “swaps” and the SEC to regulate “security-based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the compliance date for many of the rules, including registration of dealers in security-based swaps is October 6, 2021.
As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO.
Under the CFTC regulations, swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for certain entities, initial margin, as mandated by the CFTC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for certain entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements will take effect either in September 2021 (which is the applicable date for us) and for smaller counterparties beginning September 2022. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators.
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
Broker-Dealer Regulation

The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In June 2019, the SEC released a set of rules (“Regulation Best Interest”) that, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor”. These rules became effective on June 30, 2020. Regulation Best Interest also requires registered broker dealers and investment advisers to retail clients to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail clients. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. We are monitoring these developments and evaluating the potential effect they may have on our business. In addition, FINRA and the SEC are currently focusing on examining compliance efforts with Regulation Best Interest by broker-dealers.
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans that are subject to ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the IRS and the Pension Benefit Guaranty Corporation.
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In June 2020, the DOL proposed a “best interest” prohibited transaction exemption (“PTE”) for investment advice fiduciaries under ERISA. The proposal restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, the PTE prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. The DOL released the final version of the PTE as PTE 2020-02 in December 2020, which became effective on February 16, 2021. We are currently assessing PTE 2020-02 to determine the impact it may have on our business.
In addition, in January 2020 the NAIC finalized a revised Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised NAIC regulation while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, in July 2018, the NYDFS issued a final version of amended Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187, as amended, took effect on August 1, 2019 with respect to annuity sales and on February 1, 2020 for life insurance sales in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. Meanwhile, state regulators and legislatures in Nevada, New Jersey, and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
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

Transition from LIBOR
Global regulators have indicated that publication of LIBOR may cease after 2021. On November 30, 2020, the administrator for LIBOR announced that it planned to cease publication of one week and two-month USD LIBOR settings at the end of December 2021 but to extend publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) until the end of June 2023. The administrator indicated that it would commence a consultation on the extension through January 2021. U.S. bank regulators acknowledged the announcement and encouraged banks to stop writing new USD LIBOR contracts by the end of 2021.
We have exposure to USD LIBOR through derivatives, structured investments or financing operations, and we may reference the benchmark in some of the products that we underwrite, structure and sell. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us and our subsidiaries and affiliates. Discontinuation of LIBOR could have a materially adverse impact on us depending upon how the transition evolves. We continue to monitor both market and regulatory changes in order to prepare for any discontinuation of the LIBOR benchmark.
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
The CARES Act was signed into law on March 27, 2020. The CARES Act provides $2 trillion in economic stimulus to taxpayers, small businesses and corporations through various grant and loan programs, tax provisions and regulatory relief. Several tax provisions were included as part of a broad economic relief package. These include the temporary allowance of Net Operating Loss carrybacks and the acceleration of alternative minimum tax credit refunds. Although we do not expect the CARES Act to significantly affect the Company, we continue to assess the potential economic or financial statement impacts.
The Consolidated Appropriations Act, 2021, was signed into law on December 27, 2020. Among the provisions of the Act were changes to IRC Section 7702. Previously, the interest rates that determined whether a contract qualifies as life insurance for federal tax purposes were hard-coded in Section 7702. The Act removes the hard-coded interest rate and indexes the rate to a floating reference rate. We are assessing the impact of this change.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security and confidentiality of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.

The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective cybersecurity programs may result in significant fines and remediation costs. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
We are subject to the rules and regulations of the NYDFS, which in February 2017 announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The regulation was implemented in stages over a two year period and became fully effective on March 1, 2019. This regulation requires these entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect such systems and consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017, establishing standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law is not an NAIC accreditation standard. Certain states have adopted the model law, including Delaware, and we expect that additional states will also adopt the model law, although it cannot be predicted whether or not, or in what form or when, they will do so. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be compliant with the model law.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to limit certain uses. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. Other states are likely to enact similar laws or regulations in the near future.
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
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. In 2020, we removed “AXA” from our legal entity name and rebranded as “Equitable”. We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.

EMPLOYEES
As of December 31, 2020, the Company had approximately 4,000 full time employees.

Part I, Item 1A.
RISK FACTORS
You should read and consider all of the risks described below, as well as other information set forth in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition or liquidity.
Risks Relating to Our Business
Risks Relating to Conditions in the Financial Markets and Economy
The coronavirus (COVID-19) pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility in the capital markets and dramatically increased unemployment levels. The pandemic has also resulted in temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. Businesses or schools that have reopened have restricted or limited access for the foreseeable future and may do so on a permanent basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19.
While we have implemented risk management and contingency plans with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and advisors are continuing to work remotely. Extended periods of remote work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties whose business continuity strategies are largely outside our control.
Economic uncertainty and unemployment resulting from the COVID-19 pandemic may have an adverse effect on product sales and result in existing policyholders withdrawing at greater rates. COVID-19 could have an adverse effect on our insurance business due to increased mortality and morbidity rates. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves.
Our investment portfolio has been, and may continue to be, adversely affected by the COVID-19 pandemic. Declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these investments. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions. Market volatility in 2020 also caused significant increases in credit spreads, and any continued volatility may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices.
Conditions in the global capital markets and the economy.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors affect economic conditions and consumer confidence, including the COVID-19 pandemic and government reactions thereto, the pace of economic growth in the U.S., equity market performance, low interest rates and the uncertainty created by the transition to the Biden administration and related actions that Congress may pursue. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.

In an economic downturn, the demand for our products and our investment returns could be materially and adversely affected. The profitability of many of our products depends in part on the value of the assets supporting them, which may fluctuate substantially depending on various market conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency and adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may adversely affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments.
With the change of administration in the U.S., changes in regulations may adversely affect our business and our ability to distribute our products. Such changes may also impact our expenses and, as a result, adversely impact our profitability.
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations or prolonged periods of low interest rates.
Some of our products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates and interest rate benchmarks may adversely affect our investment returns and results of operations, including in the following respects:
•changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our General Account investments supporting the contracts;
•when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, which could reduce our net income;
•a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;
•changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;
•changes in interest rates could result in changes to the fair value of our GMIB reinsurance contracts asset, which could increase the volatility of our earnings;
•changes in interest rates could result in changes to the fair value liability of our variable annuity GMxB business;
•changes in interest rates may adversely impact our liquidity and increase our costs of financing and hedges;
•we may not be able to effectively mitigate and we may sometimes choose not to fully mitigate or to increase, the interest rate risk of our assets relative to our liabilities; and
•the delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect such changes in assumptions in products available for sale may negatively impact the long-term profitability of certain products sold during the intervening period.

A prolonged period during which interest rates remain low may result in greater costs associated with our variable annuity products with GMxB features; higher costs for some derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition, an extended period of declining or low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. Furthermore, such an environment may cause certain policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates.
Adverse capital and credit market conditions.
Volatility and disruption in the capital and credit markets may exert downward pressure on the availability of liquidity and credit capacity. We need liquidity to pay our operating expenses (including potential hedging losses), interest expenses and any dividends. Without sufficient liquidity, we could be required to curtail our operations and our business would suffer. While we expect that our future liquidity needs will be satisfied primarily through cash generated by our operations, borrowings from third parties and dividends and distributions from our subsidiaries, it is possible that we will not be able to meet our anticipated short-term and long-term benefit and expense payment obligations. If current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt or the capital markets. These services may not be available during times of stress or may only be available on unfavorable terms. If we are unable to access capital markets to issue new debt, refinance existing debt or sell additional shares as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted. Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short term, hedging losses will reduce available liquidity.
Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. Ratings agencies may change our credit ratings, and any downgrade is likely to increase our borrowing costs and limit our access to the capital markets and could be detrimental to our business relationships with distribution partners. Our business, results of operations, financial condition, liquidity, statutory capital or rating agency capital position could be materially and adversely affected by disruptions in the capital and credit markets.
Risks Relating to Our Operations
Failure to protect the confidentiality of customer information or proprietary business information.
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy of this information may be compromised, including as a result of an information security breach. Failure to implement and maintain effective cybersecurity programs, or any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in unauthorized access, use, disclosure or destruction of personally identifiable information or customer information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition.
Our operational failures or those of service providers on which we rely.
Weaknesses or failures in our internal processes or systems or those of our vendors could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
The occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases, terrorist attacks, accidents, floods, severe storms or hurricanes or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. Our workforce may be unable to be physically located at one of our facilities, which could result in lengthy interruptions in our service. A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics.
Our ability to recruit, motivate and retain key employees and experienced and productive financial professionals.
Our business depends on our ability to recruit, motivate and retain highly skilled, technical, investment, managerial and executive personnel, and there is no assurance that we will be able to do so. Our financial professionals and our key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We cannot provide assurances that we will be successful in our respective efforts to recruit, motivate and retain key employees and top financial professionals and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
Misconduct by our employees or financial professionals.
Misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
Potential strategic transactions.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
On October 27, 2020, Holdings entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company and Venerable Holdings, Inc. Holdings may not be able to complete the transaction due to, among other things, the inability to satisfy the various closing conditions, including the receipt of required regulatory approvals. A delay in the closing of the transaction may negatively impact the expected results from the transaction. In addition, if the transaction is completed, the actual financial results of the transaction could differ materially from our expectations and may be impacted by items not taken into account in our forecasts and calculations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity.”
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition.
Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.
As part of our variable annuity products, EIM enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements are terminable without penalty at any time or upon relatively short notice by either party. In addition, the investment management agreements pursuant to which EIM manages an SEC-registered investment company (a “RIC”) must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
Similarly, we enter into selling and distribution agreements with various financial intermediaries that are terminable by either party upon notice (generally 60 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products.
Replicating and replacing functions, systems and infrastructure and benefits provided by AXA or certain of its affiliates.
Historically, we have received services from AXA and have provided services to AXA, including through shared services contracts with various third-party service providers. AXA and its affiliates continue to provide or procure certain services to us pursuant to the Transitional Services Agreement. The Transitional Services Agreement will not continue indefinitely. We are working to replicate or replace the services that are currently provided under the Transitional Services Agreement by AXA or its affiliates through shared service contracts they have with various third-party providers. We cannot assure you that we will be able to obtain the services at the same or better levels or at the same or lower costs directly from third-party providers. As a result, when AXA or its affiliates cease providing these services to us, our costs of procuring these services or comparable replacement services may increase, and the cessation of such services may result in service interruptions and divert management attention from other aspects of our operations. We may fail to replicate the services we currently receive from AXA on a timely basis or at all.
The potential replacement of LIBOR may affect our cost of capital and net investment income.
It is anticipated that LIBOR will be discontinued no later than June 2023 and that one or more alternative rates will be used for derivatives contracts, debt investments, intercompany and third-party loans and other types of commercial contracts. We anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts.
Risks Relating to Credit, Counterparties and Investments
Our counterparties’ requirements to pledge collateral related to declines in estimated fair value of derivative contracts.
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
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. Such failures could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a financial institution may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations or financial condition. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.
Losses due to defaults by third parties and affiliates, including outsourcing relationships.
We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. Defaults by one or more of these parties could have a material adverse effect on our business, results of operations or financial condition. Moreover, as a result of contractual provisions certain swap dealers require us to add to derivatives documentation and to agreements, we may not be able to exercise default rights or enforce transfer restrictions against certain counterparties which may limit our ability to recover amounts due to us upon a counterparty’s default. We rely on various counterparties and other vendors to augment our existing investment, operational, financial and technological capabilities, but the use of a vendor does not diminish our responsibility to ensure that client and regulatory obligations are met. Disruptions in the financial markets and other economic challenges may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs and impair our ability to conduct business. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to use those securities or obligations for liquidity purposes.
Economic downturns, defaults and other events may adversely affect our investments.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. We may have to hold more capital to support our securities to maintain our insurance companies’ RBC levels, should securities we hold suffer a ratings downgrade. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our business, results of operations, liquidity or financial condition in, or at the end of, any quarterly or annual period.
Some of our investments are relatively illiquid and may be difficult to sell.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities and alternative investments. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were required to liquidate these investments on short notice or were required to post or return collateral, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices, which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Defaults on our mortgage loans and volatility in performance.
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

Risks Relating to Reinsurance and Hedging
Our reinsurance and hedging programs.
We seek to mitigate some risks associated with the GMxB features or minimum crediting rate contained in certain of our products through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks.
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. If a reinsurer raises the rates that it charges on a block of in-force business, we may not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks.
Hedging Programs—We use a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the GMxB features of our variable annuity products and minimum crediting rates on our variable annuity and life products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to effectively apply these techniques because the derivatives markets in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly, but not only, during periods of high market volatility, which could adversely impact our business, results of operations or financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the GMxB features offered in certain of our products. If these circumstances were to re-occur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our business, results of operations or financial condition. Additionally, our strategies may result in under or over-hedging our liability exposure, which could result in an increase in our hedging losses and greater volatility in our earnings and have a material adverse effect on our business, results of operations or financial condition. For further discussion, see “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures.”
Risks Relating to the Our Products, Our Structure and Product Distribution
GMxB features within certain of our products.
Certain of the variable annuity products we offer and certain in-force variable annuity products we offered historically, and certain variable annuity risks we assumed historically through reinsurance, include GMxB features. We also offer index-linked variable annuities with guarantees against a defined floor on losses. GMxB features are designed to offer protection to policyholders against changes in equity markets and interest rates. Any such periods of significant and sustained negative or low Separate Accounts returns, increased equity volatility or reduced interest rates will result in an increase in the valuation of our liabilities associated with those products. In addition, if the Separate Account assets consisting of fixed income securities, which support the guaranteed index-linked return feature, are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such Separate Accounts with assets from our General Account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.

Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. If we update our assumptions based on our actuarial assumption review, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future.
In addition, hedging instruments may not effectively offset the costs of GMxB features or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by our risk management techniques. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, including net income, capitalization, financial condition or liquidity.
The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit our ability to make dividends or distributions, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
A downgrade in our financial strength and claims-paying ratings.
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to capital.
Holdings could sell insurance, annuity or investment products through another one of its subsidiaries which would result in reduced sales of our products and total revenues.
We are an indirect, wholly-owned subsidiary of Holdings, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, Holdings could sell insurance, annuity, investment and/or employee benefit products through another one of its subsidiaries. For example, most sales of indexed universal life insurance to policyholders located outside of New York and sales of employee benefit products to businesses located outside of

New York are issued through Equitable America, another life insurance subsidiary of Holdings, instead of Equitable Financial. It is expected that Holdings will continue to issue newly-developed life insurance products to policyholders located outside of New York through Equitable America instead of Equitable Financial. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through Equitable America or another subsidiary instead of or in addition to Equitable Financial, or the impact to Equitable Financial.
A loss of, or significant change in, key product distribution relationships.
We distribute certain products under agreements with third-party distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operation or financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors, which could reduce sales.
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
Risks Relating to Estimates, Assumptions and Valuations
Our risk management policies and procedures.
Our policies and procedures, including hedging programs, to identify, monitor and manage risks may not be adequate or fully effective. Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.
Our reserves could be inadequate and product profitability could decrease due to differences between our actual experience and management’s estimates and assumptions.
Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, persistency, interest rates, future equity performance, reinvestment rates, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions at least annually and, if necessary, update our assumptions as additional information becomes available. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly, and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition. Future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.
Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our variable annuity and life insurance products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our variable annuity and life insurance products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if we are permitted under the contract to increase premiums or adjust other charges and credits, we may not be able to do so due to litigation, point of sale disclosures, regulatory reputation and market risk or due to actions by our competitors. In addition, the development of a secondary market for life insurance could adversely affect the profitability of existing business and our pricing assumptions for new business.
We may be required to accelerate the amortization of DAC.
DAC represents policy acquisition costs that have been capitalized. Capitalized costs associated with DAC are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC recorded on our balance sheets to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to Separate Accounts fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur or persist, we could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our business, results of operations or financial condition.
Our financial models rely on estimates, assumptions and projections.
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
Subjectivity of the determination of the amount of allowances and impairments taken on our investments.
The determination of the amount of allowances and impairments varies by investment type and is based upon our evaluation of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual diminution in realized value. Historical trends may not be indicative of future impairments or allowances. Additional impairments may need to be taken or allowances provided for in the future that could have a material adverse effect on our business, results of operations or financial condition. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our business, results of operations or financial condition.
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act and regulation by the NAIC, see “Business—Regulation”.
Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS. Failure to administer our products in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations.
We are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period or failure to accurately report our financial condition or results of operations could require us to curtail or cease sales of certain of our products or delay the launch of new products or new features, which could cause a significant disruption in our business. If our affiliated and third-party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales.
We currently use a captive reinsurer as part of our capital management strategy. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive variable annuity reinsurance entities, could have a material adverse effect on our financial condition or results of operations.
Changes in U.S. tax laws and regulations or interpretations thereof.
Changes in tax laws and regulations or interpretations of such laws, including U.S. tax reform, could increase our corporate taxes and reduce our earnings. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes and authorities who have not imposed taxes in the past, may impose additional taxes. Any such changes may harm our business, results of operations or financial condition.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements.
General Risks
Competition from other insurance companies, banks, asset managers and other financial institutions.
We face strong competition from others offering the types of products and services we provide. It is difficult to provide unique products because, once such products are made available to the public, they often are reproduced and offered by our competitors. If competitors charge lower fees for similar products or services, we may decide to reduce the fees on our own products or services in order to retain or attract customers.
Competition may adversely impact our market share and profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, have higher claims-paying or credit ratings, have better brand recognition or have more established relationships with clients than we do. We also face competition from new market entrants or non-traditional or online competitors, many of whom are leveraging digital technology that may challenge the position of traditional financial service companies. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not materially and adversely impact our business, results of operations or financial condition.
Our information systems may fail or their security may be compromised.
Our business is highly dependent upon the effective operation of our information systems and those of our vendors. Our information systems and those of our vendors and service providers may be vulnerable to physical or cyber-attacks, computer viruses and malicious code, or other computer related attacks, programming errors and similar disruptive problems which may not be immediately detected. The failure of these systems could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition or reputational harm. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities.
Protecting our intellectual property.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Equitable Financial’s principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. We have entered into a 15-year lease agreement in New York, New York at 1345 Avenue of the Americas that is expected to commence in 2023. Equitable Financial also has the following significant office space leases in: Syracuse, NY, under a lease that expires in 2023; Jersey City, NJ, under a lease that expires in 2023, and Charlotte, NC, under a lease that expires in 2028.

Part I, Item 3.
LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2020, all of Equitable Financial common equity was owned by EFS. Consequently, there is no established public market for Equitable Financial’s common stock.
Dividends
In 2020, 2019 and 2018, Equitable Financial paid $2.1 billion, $1.0 billion and $1.1 billion, respectively, in shareholder dividends. For information on Equitable Financial’s present and future ability to pay dividends, see Note 15 of the Notes to the Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”

Part II, Item 6.
SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Part II, Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A for the Company should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” and the consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Form 10-K. The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Holdings.

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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On October 27, 2020, Holdings entered into an MTA with VIAC, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE and sell 100% of the common stock of CS Life RE to an affialiate. Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. CS Life will deposit assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. At closing, VIAC will contribute additional assets to the trust such that trust assets will exceed the liabilities they secure. Venerable will provide a holding company guarantee of CS Life’s obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and certain capital adequacy related triggers will strengthen the requirements of the trust. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
The transaction is expected to close in the second quarter of 2021, subject to the satisfaction or waiver of customary closing conditions.
COVID-19 Impact
The COVID-19 pandemic has negatively impacted the U.S. and global economies. Financial markets continue to experience significant volatility and unemployment levels remain high. The pandemic continues to evolve in the U.S., and while certain states and municipalities have re-opened, others are pausing re-opening plans or reinstating lockdowns due to surges in COVID-19 cases. States and municipalities have instituted varying plans for in-person instruction at schools, but surging national infection rates and the possibility of a localized outbreak create uncertainty and threaten continued in-person instruction. The effects from the pandemic are likely to persist for months to come. Governments around the world continue to implement economic stimulus measures that are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains highly uncertain.
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
In response to the current environment, we are adapting our processes to meet client needs. For example, we have modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we have accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. With full-time return to schools across the country uncertain, we have developed digital tools and enhanced our remote engagement with our educator clients, which is resulting in improved retention and increases in retirement plan contributions.
Action taken by state insurance departments, including the NYDFS, to require insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices may negatively affect our results of operations. Additionally, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on any of the foregoing conditions. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
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
Operationally, we acted quickly and implemented our risk management and contingency plans as the COVID-19 pandemic evolved. For example, among other things, we implemented travel restrictions, imposed self-quarantine requirements for employees and affiliated advisors who were exposed to someone who tested positive or had traveled to certain countries with active COVID-19 outbreaks and, finally, we temporarily closed our corporate locations and affiliated advisor branch offices. As a result, most of our employees and affiliated advisors are currently working remotely. The remote working arrangement has detracted from the ability of our affiliated advisors to sell our products in the normal course and, as a result, the demand for our products and services has been adversely impacted and could decline further as the pandemic persists. We are also mindful that an extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including cybersecurity and privacy risks, and impair our ability to effectively manage our business.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to developments that are highly uncertain, including the severity and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”
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

An additional source of net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results— Assumption Updates and Model Changes”, for further detail of the impact of assumption updates on net income (loss) in first quarter of 2020.
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

For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “Summary of Critical Accounting Estimates —Liability for Future Policy Benefits”.

Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. We also update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption updates during 2020 and 2019 to our income (loss) from continuing operations, before income taxes and net income (loss). Amounts for 2020 reflect the impact of both the annual review and the first quarter update, which is described following the table.

	Year Ended December 31,
	2020	2019
	(in millions)
Impact of assumption updates on net income (loss):
Variable annuity product features related assumption update	$(1,496)	$(1,438)
All other assumption updates	(750)	84
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(2,246)	(1,354)
Income tax (expense) benefit on assumption updates	472	284
Net income (loss) impact of assumption updates	$(1,774)	$(1,070)
2020 Assumption Updates
Our annual review in 2020 resulted in the removal of the credit risk adjustment from our fair value scenario calibration to reflect our revised view of market participant practices, offset by updates to our mortality and policyholder behavior assumptions to reflect emerging experience.
In 2020, in addition to the annual review, we updated our assumptions in the first quarter due to the extraordinary economic conditions driven by the COVID-19 pandemic. The first quarter update included an update to the interest rate assumption to grade from the current interest rate environment at that time to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rate environment and update to the interest rate assumption caused a loss recognition event to our life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on the life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
The net impact of assumption changes during 2020 was a decrease in policy charges and fee income of $33 million, increased policyholders’ benefits by $1.5 billion, increased interest credited to policyholders’ account balances by $2 million, increased net derivative gains (losses) by $106 million, and increased amortization of DAC by $866 million. This resulted in a decrease in income (loss) from operations, before income taxes of $2.2 billion and decreased net income (loss) by $1.8 billion. The 2020 impacts related to assumption updates were primarily driven by the first quarter updates.
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

The net impact of these assumption updates on income (loss) from continuing operations, before income taxes of $1.4 billion consisted of an increase in policy charges and fee income of $11 million, an increase in policyholders’ benefits of $886 million, a decrease in interest credited to policyholders’ account balances of $14 million, an increase in net derivative gains (losses) of $548 million, and a decrease in the amortization of DAC of $77 million.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $165 million, and an increase to net income (loss) of $130 million for the year ended December 31, 2020. There were no other model changes that made a material impact to our income (loss) from continuing operations, before income taxes or net income (loss).from model changes in 2020.
2019 Model Changes
There was no material impact to our income (loss) from continuing operations, before income taxes or net income (loss) from model changes during 2019.
Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the year ended December 31, 2020.
The table below presents COVID-19 pandemic related impacts on income (loss) from continuing operations, before income taxes and on net income (loss) during the year ended December 31, 2020:

	Year Ended December 31, 2020
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
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA Group for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $165 million, and an increase to net Income (loss) of $130 million for the year ended December 31, 2020.
2019 Model Changes
There was no material impact from model changes during the year ended December 31, 2019 to our income (loss) from continuing operations, before income taxes or net income (loss).

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, concerns over economic growth in the United States, continued low interest rates, including following the sharp decline in the first quarter of 2020, and significant volatility in financial markets and continued high unemployment levels as a result of the COVID-19 pandemic.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk”.
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
For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-K.
Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks.”

Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risk of movements in the equity markets and interest rates. The volatility in net income attributable to Equitable Financial for the periods presented below results from the mismatch between: (i) the change in carrying value of the reserves for GMDB and certain GMIB features that do not fully and immediately reflect the impact of equity and interest market fluctuations; (ii) the change in fair value of products with the GMIB feature that have a no-lapse guarantee; and (iii) our hedging and reinsurance programs.
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2020 and 2019:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$3,464	$3,487
Premiums	806	936
Net derivative gains (losses)	(1,541)	(3,831)
Net investment income (loss)	3,208	3,298
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(58)	—
Other investment gains (losses), net	845	206
Total investment gains (losses), net	787	206
Investment management and service fees	1,010	1,022
Other income	57	56
Total revenues	7,791	5,174

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,951	4,088
Interest credited to policyholders’ account balances	1,118	1,149
Compensation and benefits	309	335
Commissions	636	629
Interest expense	—	4
Amortization of deferred policy acquisition costs	1,333	520
Other operating costs and expenses	830	912
Total benefits and other deductions	9,177	7,637
Income (loss) from continuing operations, before income taxes	(1,386)	(2,463)
Income tax (expense) benefit	627	579
Net income (loss)	(759)	(1,884)
Less: Net income (loss) attributable to the noncontrolling interest	—	5
Net income (loss) attributable to Equitable Financial	$(759)	$(1,889)
The following discussion compares the results for the year ended December 31, 2020 to the year ended December 31, 2019.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income (Loss) Attributable to Equitable Financial
Net income (loss) attributable to Equitable Financial improved by $1.1 billion, to a net loss of $759 million for the year ended December 31, 2020 from a net loss of $1.9 billion for the year ended December 31, 2019, primarily driven by the following notable items:
Favorable items included:
•Net derivative losses decreased by $2.3 billion mainly reflecting fewer losses during the year primarily driven by a decline in interest rates and to a lesser extent due to lower equity market appreciation in 2020 when compared to 2019.
•Net investment gains increased by $581 million primarily due to rebalancing the General Account investment portfolio during 2020.
•Other operating costs and expenses decreased by $82 million primarily driven by productivity initiatives and COVID-19 related expense savings.
•The income tax benefit increased by $48 million primarily driven by a financial statement benefit from the close of an IRS audit in 2020, partially offset by a lower pre-tax net loss.

These were partially offset by the following unfavorable items:
•Policyholders’ benefits increased by $863 million mainly due to the higher unfavorable impact of assumption updates in 2020, the re-establishment and growth of a PFBL reserve upon exiting loss recognition, an increase in term and employee benefits product reserves due to increased sales of employee benefits products, and unfavorable morality driven by COVID-19 claims.
•Amortization of DAC increased by $813 million mainly due to the impact of the assumption updates, primarily from the first quarter of 2020 interest rate assumption update as a result of the extraordinary economic conditions driven by COVID-19.
•Fee-type revenue decreased by $164 million primarily due to lower average Separate Accounts AV in our variable annuity products reflecting outflows in our older fixed-rate GMxB block and lower premiums on traditional products (offset in Policyholders' benefits) as well as higher ceded premiums, partially offset by the favorable impact of assumption updates for our life products.
•Net investment income decreased by $90 million mainly driven by net unfavorable changes in the market value of trading securities supporting our variable annuity products, partially offset by higher investment income from fixed maturities AFS due to higher asset balances and the General Account investment portfolio optimization.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update.
Contractual Obligations
The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2020. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2021	2022-2023	2024-2025	2026 and thereafter
	(in millions)
Contractual obligations:
Policyholders’ liabilities (1)	$102,387	$1,530	$4,933	$7,054	$88,870
FHLB funding agreements	6,890	5,634	475	247	534
Interest on FHLB funding agreements	123	40	42	34	7
FABN funding agreements	1,950	—	500	650	800
Interest on FABN funding agreements	155	24	48	43	40
Operating leases	477	79	148	55	195
Employee benefits	3,725	223	461	397	2644
Total contractual obligations	$115,707	$7,530	$6,607	$8,480	$93,090
_______________
(1)Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates, see “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.” Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $281 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
Off-Balance Sheet Arrangements
As of December 31, 2020, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 10 and Note 16 of the Notes to the Consolidated Financial Statements.

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
•accounting for reinsurance;
•capitalization and amortization of DAC;
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
The reserving methodologies used include the following:
•UL and investment-type contract policyholder account balances are equal to the policy AV. The policy AV represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.
•Participating traditional life insurance future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates.
•Non-participating traditional life insurance future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest.
For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or DSI), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.
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

The GMDB/GMIB reserve balance before reinsurance ceded was $11.1 billion as of December 31, 2020. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2020

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,568
1% increase in future rate of return	(1,779)
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
As of December 31, 2020, the average investment yields assumed (excluding policy loans) were 4.6% grading to 4.3% in 2025. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of our dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
During each accounting period, the DAC balances are evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in the assumptions regarding estimated future gross profits. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.
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
In 2020 and 2019, we determined that we had a loss recognition in certain of our variable interest sensitive life insurance products due to low interest rates. During the years ended December 31, 2020 and 2019, we wrote off $801 million and $93 million, respectively, of the DAC balance through accelerated amortization.
Additionally, in certain policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition; however the pattern of earnings may be such that profits are expected to be recognized in earlier years and then followed by losses in later years. In these situations, an additional profits followed by loss liability should be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years.
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our AFS investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on AFS investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment gains (losses) may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment gains (losses), these adjustments may reverse from period to period.
Sensitivity of DAC to Changes in Future Mortality Assumptions
The sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1.0% is not applicable as we wrote off the DAC for our variable and interest-sensitive life insurance products in 2020.
Sensitivity of DAC to Changes in Future Rate of Return Assumptions
A significant assumption in the amortization of DAC on variable annuity products and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Accounts performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a RTM approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2020, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% (2.3%

net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. As of December 31, 2020, current projections of future average gross market returns assume a 0% annualized return for five quarters, followed by 3.6% annualized return for one quarter, followed by 7.0% thereafter.
Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
The following table provides an example of the sensitivity of the DAC balance of variable annuity products relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1.0%. This information considers only the effect of changes in the future Separate Accounts rate of return and not changes in any other assumptions used in the measurement of the DAC balance.
DAC Sensitivity - Rate of Return (1)
December 31, 2020

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(64)
Increase in future rate of return by 1%	75
(1) Excludes the DAC for our variable and interest-sensitive life insurance products which were written off in 2020.
Estimated Fair Value of Investments
Our investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities and derivative financial instruments, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options used to manage various risks relating to its business operations.
Fair Value Measurements
Investments reported at fair value in our consolidated balance sheets include fixed maturity and equity securities classified as AFS, trading securities, and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the liabilities in the SCS variable annuity products, SIO in the EQUI-VEST® variable annuity product series, MSO in the variable life insurance products, IUL insurance products and the GMAB, GIB, GMWB and GWBL feature in certain variable annuity products issued by us are considered embedded derivatives and reported at fair value.
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
With the assistance of our investment advisors, we evaluate AFS debt securities that experience a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by our IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
We recognize an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. We do not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as was permitted to do prior to January 1, 2020.
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
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. We elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where we collect cash that has previously been written off, the recovery will be recognized through earnings or as a reduction of the amortized cost basis for interest and principal, respectively.
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
For commercial and agricultural mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:
•LTV ratio—Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the LTV ratio is in excess of 100%. In the case where the LTV is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•DSC ratio—Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy—Criteria vary by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Maturity—Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.
•Borrower/tenant related issues—Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.
•Payment status–current vs. delinquent—A history of delinquent payments may be a cause for concern.
•Property condition—Significant deferred maintenance observed during the lenders annual site inspections.
•Other—Any other factors such as current economic conditions may call into question the performance of the loan.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.

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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization, utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. For direct liabilities, risk margins are applied to non-capital market risk assumptions, while for reinsurance asset risk margins are based on the cost of capital a theoretical market participant would require to assume the risks. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Equitable Financial’s financial strength rating.
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

Policyholders’ Account Balances
(in billions)
100% increase in Equitable Financial’s credit spread	$9.3
As reported	$10.9
50% decrease in Equitable Financial’s credit spread	$11.9

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
See Note 16 of the Notes to the Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
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

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our businesses are subject to financial, market, political and economic risks, as well as to risks inherent in our business operations. The discussion that follows provides additional information on market risks arising from ours insurance asset/liability management and investment management activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to the Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 91.2% and 91.0% of the fair value of the General Account investment portfolio as of December 31, 2020 and 2019, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2020 and 2019 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2020			December 31, 2019
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$71,165	$(6,878)	$8,282	$60,171	$(5,754)	$6,984
Floating rate	5,173	(58)	87	2,176	(44)	48
Trading securities:
Fixed rate	4,852	(99)	102	5,765	(149)	153
Floating rate	117	—	—	408	(1)	1
Mortgage loans	13,474	(520)	376	12,317	(470)	407
A one percent increase/decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2020 and 2019:
Equity Price Risk Exposure

	December 31, 2020			December 31, 2019
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)
Equity Investments
AFS securities	$15	$1	$(1)	$13	$1	$(1)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2020 and 2019, the aggregate carrying values of insurance contracts with interest rate risk were $10.9 billion and $8.8 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2020 and 2019 were $11.2 billion and $9.0 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $272 million and $214 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
Asset/liability management is integrated into many aspects of our operations, including investment decisions, product development and determination of crediting rates. As part of our risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 to the notes to our annual financial statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.

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
As of December 31, 2020 and 2019, the net fair values of our derivatives were $980 million and $375 million, respectively.
The table below shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(In millions, except for Weighted Average Term)
December 31, 2020
Swaps	23,773	3	4,622	(102)	(3,857)
Futures	$18,161	—	$1,479	$—	$(1,267)
Swaptions	—	—	—	—	—
Total	$41,934		$6,101	$(102)	$(5,124)
December 31, 2019
Swaps	$23,700	5	$3,406	$(57)	$(2,837)
Futures	20,424	—	30	—	2
Swaptions	3,201	—	560	16	(3)
Total	$47,325		$3,996	$(41)	$(2,838)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2020
Futures	$4,267	—	$—	$146
Swaps	22,404	—	6	2,100
Options	35,786	2	4,668	3,504
Total	$62,457		$4,674	$5,750
December 31, 2019
Futures	$3,510	—	$—	$241
Swaps	17,064	—	(270)	1,463
Options	47,766	2	3,331	2,415
Total	$68,340		$3,061	$4,119

In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $2.9 billion and $2.5 billion as of December 31, 2020 and 2019, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2020 and 2019, respectively, would increase the balances of the reinsurance contract asset to $203 million and $200 million.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $10.9 billion and $8.3 billion as of December 31, 2020 and 2019, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2020 and 2019, respectively, would be to increase the liability balance by $1.0 billion and $1.0 billion.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Financial Life Insurance Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) related to Variable Annuity Products with Guaranteed Minimum Benefits
As described in Note 2 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $3.8 billion DAC as of December 31, 2020 is associated with the variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, Universal Life and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.

The principal considerations for our determination that performing procedures relating to the amortization and valuation of DAC related to variable annuity products with guaranteed minimum benefits is a critical audit matter are (i) the significant judgment by management when determining the amortization and valuation estimates, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the amortization and valuation of DAC; (ii) the significant audit effort in evaluating the audit evidence relating to the models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization and valuation of DAC related to variable annuity products with guaranteed minimum benefits, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the amortization and valuation estimates of DAC, which included (i) testing the completeness and accuracy of the historical data provided by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread. Evaluating these significant assumptions involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Benefit Features related to Certain Life and Annuity Contracts
As described in Notes 2 and 7 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $40.2 billion as of December 31, 2020 included reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, some of which are related to embedded derivatives liabilities, and reserves related to participating traditional life products, non-participating traditional life products, and individual health benefit liabilities. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as embedded derivatives, at fair value using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates.
The principal considerations for our determination that performing procedures relating to the valuation of guaranteed minimum benefit features related to certain life and annuity contracts is a critical audit matter are (i) the significant judgment by management when determining these estimates, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the valuation of guaranteed minimum benefit features; (ii) the significant audit effort in evaluating the audit evidence relating to benefits accounted for as reserves, specifically, the significant assumptions of expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates, and for benefits accounted for as embedded derivatives, the unobservable inputs of non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of guaranteed minimum benefit features related to certain life and annuity contracts, including controls over the relevant models and development of the significant assumptions and unobservable inputs. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed minimum benefit features, which included (i) testing the completeness and accuracy of the historical data provided by management to develop and update the significant assumptions and unobservable inputs, (ii) testing that significant assumptions and unobservable inputs are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant methods used for the valuation of guaranteed minimum benefit features and the reasonableness of the significant assumptions related to expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates, and unobservable inputs of non-performance risk, lapse rates, withdrawal rates, annuitization, and mortality rates. Evaluating these significant assumptions and unobservable inputs involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Income Benefit (“GMIB”) Reinsurance Contract Asset
As described in Notes 2 and 7 to the consolidated financial statements, the fair value of the GMIB reinsurance contract asset was $2.9 billion as of December 31, 2020. A portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market consistent economic scenarios. Management determined the fair value of the GMIB reinsurance contract asset using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates.
The principal considerations for our determination that performing procedures relating to the valuation of GMIB reinsurance contract asset is a critical audit matter are (i) the significant judgment by management when determining the fair value of the GMIB reinsurance contract asset, which in turn led to a high degree of auditor judgment and subjectivity in performing audit procedures relating to the fair value measurement; (ii) the significant audit effort in evaluating the audit evidence relating to the valuation technique and significant unobservable inputs related to non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of the GMIB reinsurance contract asset, including controls over the valuation technique and determination of significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the fair value of the GMIB reinsurance contract asset, which included (i) testing the completeness and accuracy of the historical data provided by management to develop and update the significant unobservable inputs, (ii) testing that significant unobservable inputs are accurately reflected in the relevant valuation technique, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation technique and the reasonableness of significant unobservable inputs related to non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates. Evaluating these significant unobservable inputs involved consideration of the Company’s experience, industry trends, and market conditions, as applicable.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2021
We have served as the Company’s auditor since 1993.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $68,136 and $59,278) (allowance for credit losses of $13 at December 31, 2020)	$76,353	$62,362
Mortgage loans on real estate (net of allowance for credit losses of $81 at December 31, 2020)	13,142	12,090
Policy loans	3,635	3,270
Other equity investments (1)	1,342	1,149
Trading securities, at fair value	5,340	6,598
Other invested assets	2,383	2,156
Total investments	102,195	87,625
Cash and cash equivalents	2,043	1,492
Deferred policy acquisition costs	3,816	4,222
Amounts due from reinsurers (allowance for credit losses of $5 at December 31, 2020)	3,053	3,002
Loans to affiliates	900	1,200
GMIB reinsurance contract asset, at fair value	2,859	2,466
Current and deferred income taxes	—	249
Other assets	3,078	3,050
Separate Accounts assets	133,350	124,646
Total Assets	$251,294	$227,952

LIABILITIES
Policyholders’ account balances	$63,109	$55,421
Future policy benefits and other policyholders' liabilities	40,151	33,979
Broker-dealer related payables	1,064	428
Amounts due to reinsurers	122	105
Current and deferred income taxes	234	—
Other liabilities	1,580	1,769
Separate Accounts liabilities	133,350	124,646
Total Liabilities	$239,610	$216,348
Redeemable noncontrolling interest (2)	$41	$39
Commitments and contingent liabilities (Note 16)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,841	7,809
Retained earnings	(795)	2,145
Accumulated other comprehensive income (loss)	4,595	1,596
Total equity attributable to Equitable Financial	11,643	11,552
Noncontrolling interest	—	13
Total Equity	11,643	11,565
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$251,294	$227,952
______________
(1)See Note 2 for details of balances with variable interest entities.
(2)See Note 19 for details of Redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)
REVENUES
Policy charges and fee income	$3,464	$3,487	$3,515
Premiums	806	936	862
Net derivative gains (losses)	(1,541)	(3,831)	(1,034)
Net investment income (loss)	3,208	3,298	2,478
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(58)	—	(37)
Other investment gains (losses), net	845	206	41
Total investment gains (losses), net	787	206	4
Investment management and service fees	1,010	1,022	1,029
Other income	57	56	64
Total revenues	7,791	5,174	6,918

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,951	4,088	2,960
Interest credited to policyholders’ account balances	1,118	1,149	979
Compensation and benefits	309	335	422
Commissions	636	629	625
Interest expense	—	4	34
Amortization of deferred policy acquisition costs	1,333	520	451
Other operating costs and expenses	830	912	2,919
Total benefits and other deductions	9,177	7,637	8,390
Income (loss) from continuing operations, before income taxes	(1,386)	(2,463)	(1,472)
Income tax (expense) benefit	627	579	456
Net income (loss)	(759)	(1,884)	(1,016)
Less: net income (loss) from discontinued operations, net of taxes and noncontrolling interest	—	—	(114)
Net income (loss)	(759)	(1,884)	(902)
Less: Net income (loss) attributable to the noncontrolling interest	—	5	(3)
Net income (loss) attributable to Equitable Financial	$(759)	$(1,889)	$(899)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(759)	$(1,884)	$(902)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	2,999	2,095	(1,221)
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	2	(4)
Other comprehensive income (loss), net of income taxes	2,999	2,097	(1,225)
Comprehensive income (loss)	2,240	213	(2,127)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (2)	—	5	(3)
Comprehensive income (loss) attributable to Equitable Financial	$2,240	$208	$(2,124)
_____________
(1)See Note 15 for details of change in unrealized gains (losses), net of adjustments.
(2)Amounts for the years ended December 31, 2019 and 2018 were reclassified to conform to the current year’s presentation.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
	Equitable Equity					Noncontrolling Interest			Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total
	(in millions)
January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$—	$13	$11,565
Dividend to parent company	—	—	(2,149)	—	(2,149)	—	—	—	(2,149)
Cumulative effect of adoption of ASU 2016-03, Current Expected Credit Loss	—	—	(32)	—	(32)	—	—	—	(32)
Net income (loss)	—	—	(759)	—	(759)	(1)	—	(1)	(760)
Other comprehensive income (loss)	—	—	—	2,999	2,999	—	—	—	2,999
Other	—	32	—	—	32	(12)	—	(12)	20
December 31, 2020	$2	$7,841	$(795)	$4,595	$11,643	$—	$—	$—	$11,643

January 1, 2019	$2	$7,807	$5,039	$(501)	$12,347	$12	$—	$12	$12,359
Dividend to parent company	—	—	(1,005)	—	(1,005)	—	—	—	(1,005)
Transfer of AB Holding Units	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	(1,889)	—	(1,889)	—	—	—	(1,889)
Other comprehensive income (loss)	—	—	—	2,097	2,097	—	—	—	2,097
Other	—	2	—	—	2	1	—	1	3
December 31, 2019	$2	$7,809	$2,145	$1,596	$11,552	$13	$—	$13	$11,565

January 1, 2018	$2	$6,859	$8,860	$579	$16,300	$19	$3,076	$3,095	$19,395
Cumulative effect of adoption of revenue recognition standard ASC 606	—	—	8	—	8	—	—	—	8
Cumulative effect of adoption of ASU 2018-12, Reclassification of Certain Tax Effects Attributable to Disposed Subsidiary	—	—	(83)	$83	—	—	—	—	—
Transfer for Deferred tax asset in GMxB Unwind	—	1,209	—	—	1,209	—	—	—	1,209
Settlement of intercompany payables in GMxB Unwind	—	(297)	—	—	(297)	—	—	—	(297)
Dividend to parent company	—	—	(1,672)	—	(1,672)	—	—	—	(1,672)
Distribution of discontinued subsidiary	—	—	(1,175)	—	(1,175)	—	—	—	(1,175)
Transfer of accumulated other comprehensive income to discontinued operations	—	—	—	62	62	—	—	—	62
Reclassification of net earnings (loss) attributable to redeemable noncontrolling interests	—	—	—	—	—	(2)	—	(2)	(2)
De-consolidation of real estate joint ventures	—	—	—	—	—	(8)	—	(8)	(8)
Transfer of AB Holding Units	—	—	—	—	—	—	(3,076)	(3,076)	(3,076)
Net income (loss)	—	—	(899)	—	(899)	3	—	3	(896)
Other comprehensive income (loss)	—	—	—	(1,225)	(1,225)	—	—	—	(1,225)
Other	—	36	—	—	36	—	—	—	36
December 31, 2018	$2	$7,807	$5,039	$(501)	$12,347	$12	$—	$12	$12,359

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(759)	$(1,884)	$(339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,118	1,149	979
Policy charges and fee income	(3,464)	(3,487)	(3,515)
Net derivative (gains) losses	1,541	3,831	1,034
Credit losses on AFS debt securities and loans	58	—	37
Investment (gains) losses, net	(845)	(206)	(40)
Realized and unrealized (gains) losses on trading securities	(106)	(429)	221
Non-cash long-term incentive compensation expense	29	3	218
Amortization of deferred cost of reinsurance asset	—	(7)	1,882
Amortization and depreciation	1,249	391	360
Cash received on the recapture of captive reinsurance	—	—	1,273
Equity (income) loss from limited partnerships	(74)	(73)	(120)
Changes in:
Net broker-dealer and customer related receivables/payables	—	4	838
Reinsurance recoverable	(283)	(183)	(390)
Segregated cash and securities, net	—	—	(345)
Capitalization of deferred policy acquisition costs	(565)	(648)	(592)
Future policy benefits	1,857	1,084	(330)
Current and deferred income taxes	(306)	(329)	(563)
Other, net	(218)	178	810
Net cash provided by (used in) operating activities	$(768)	$(606)	$1,418

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$18,453	$12,450	$8,935
Mortgage loans on real estate	630	952	768
Trading account securities	1,913	10,209	9,298
Real estate joint ventures	55	5	139
Short-term investments	1,494	2,548	2,315
Other	973	253	190
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(26,402)	(28,537)	(11,110)
Mortgage loans on real estate	(1,747)	(1,240)	(1,642)
Trading account securities	(534)	(1,067)	(11,404)
Short-term investments	(1,098)	(2,762)	(1,852)
Other	(1,174)	(408)	(170)
Cash settlements related to derivative instruments, net	1,204	(961)	805
Issuance of loans to affiliates	—	(900)	(1,100)
Repayments of loans to affiliates	300	300	900
Cash disposed due to distribution of disposed subsidiary	—	—	(672)
Investment in capitalized software, leasehold improvements and EDP equipment	(66)	(65)	(115)
Other, net	(406)	(55)	(91)
Net cash provided by (used in) investing activities	$(6,405)	$(9,278)	$(4,806)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
	2020	2019	2018
	(in millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$10,928	$12,283	$9,365
Withdrawals	(4,370)	(4,641)	(4,496)
Transfer (to) from Separate Accounts	2,517	1,869	1,809
Change in short-term financings	—	—	(26)
Change in collateralized pledged assets	(140)	(69)	1
Change in collateralized pledged liabilities	859	1,359	(291)
(Decrease) increase in overdrafts payable	—	—	3
Shareholder dividend paid	(2,149)	(1,005)	(1,672)
Repurchase of AB Holding Units	—	—	(267)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	9	19	(472)
Distribution to noncontrolling interest of consolidated subsidiaries	—	—	(610)
Proceeds from loans from affiliates	—	—	572
Repayment of loans from affiliates	—	(572)	—
Increase (decrease) in securities sold under agreement to repurchase	—	(573)	(1,314)
Other, net	70	84	11
Net cash provided by (used in) financing activities	$7,724	$8,754	$2,613

Effect of exchange rate changes on cash and cash equivalents	—	—	(12)

Change in cash and cash equivalents	551	(1,130)	(787)
Cash and cash equivalents, beginning of year	1,492	2,622	3,409
Cash and cash equivalents, end of year	$2,043	$1,492	$2,622

Cash and cash equivalents of disposed subsidiary:
Beginning of year	$—	$—	$1,009
End of year	$—	$—	$—

Supplemental cash flow information:
Interest paid	$—	$(4)	$—
Income taxes (refunded) paid	$(323)	$(252)	$(8)

Cash flows of disposed subsidiary:
Net cash provided by (used in) operating activities	$—	$—	$1,137
Net cash provided by (used in) investing activities	—	—	(102)
Net cash provided by (used in) financing activities	—	—	(1,360)
Effect of exchange rate changes on cash and cash equivalents	—	—	-12

Non-cash transactions:
Continuing operations
(Settlement) issuance of long-term debt	$—	$—	$(202)
Transfer of assets to reinsurer	$—	$—	$(604)
Repayments of loans from affiliates	$—	$—	$300

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements

1)    ORGANIZATION
Equitable Financial’s (collectively with its consolidated subsidiaries, the “Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Holdings. Equitable Financial is a stock life insurance company organized in 1859 under the laws of the State of New York.
The Company’s two principal subsidiaries include Equitable Distributors and EIM. Both Equitable Distributors and EIM are wholly-owned Delaware limited liability companies.
Discontinued Operations
In the fourth quarter of 2018, the Company transferred its economic interest in the business of AB Holding, ABLP, AllianceBernstein Corporation and their subsidiaries (collectively, “AB”) to a newly created wholly-owned subsidiary of Holdings (the “AB Business Transfer”). The results of AB are reflected in the Company’s consolidated financial statements as a discontinued operation and, therefore, are presented as net income (loss) from discontinued operations, net of taxes, on the consolidated statements of income (loss). Intercompany transactions between the Company and AB prior to the AB Business Transfer have been eliminated. Ongoing service transactions will be reported as related party transactions going forward. See Note 18 for information on discontinued operations and transactions with AB.
As a result of the AB Business Transfer, the Company reassessed it's segment structure and concluded that the Company operates as a single reportable segment as information on a more segmented basis is not evaluated by the Chief Operating Decision Maker and as such there is only a single reporting segment.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2020”, “2019” and “2018” refer to the years ended December 31, 2020, 2019 and 2018, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments-Credit Losses

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by-instrument basis upon adoption of Topic 326.

ASU 2018-19, ASU 2019-04 and ASU 2019-11 clarified the codification guidance and did not materially change the standard.
On January 1, 2020, the Company adopted the new standard and completed implementation of its updated CECL models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded a cumulative effect adjustment to reduce the opening retained earnings balance by approximately $40 million, on a pre-tax and pre-DAC basis. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial and agricultural mortgage loan portfolios and reinsurance.

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
Notes to Consolidated Financial Statements, Continued
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2020-11: Financial Services - Insurance (Topic 944): Effective Date and Early Application
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:

1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update, cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. Interest rates used to discount the liability will need to be updated quarterly using an upper medium grade (low credit risk) fixed-income instrument yield.	In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of the amendments in ASU 2018-12 for all insurance entities. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is allowed.
	For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (“AOCI”) or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.	The Company is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements, however the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial condition, results of operations, cash flows and required disclosures, as well as processes and controls.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

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
The Company will implement the new income tax accounting guidance as of the date of adoption, January 1, 2021. Management currently anticipates that the standard will not have a material impact on retained earnings as of the date of adoption.

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
This ASU is effective as of March 12, 2020 through December 31, 2022.
The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Prior to January 1, 2020, the amortized cost of fixed maturities was adjusted for impairments in value deemed to be other than temporary which were recognized in Investment gains (losses), net. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REITs, perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. The Company elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where the Company collects cash that it has previously written off, the recovery will be recognized through earnings.
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2020 and 2019, the carrying value of COLI was $989 million and $942 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include equity, currency, and interest rate futures, total return and/or other equity swaps, interest rate swaps and floors, swaptions, variance swaps and equity options, all of which may be exchange-traded or contracted in the OTC market. All derivative positions are carried in the consolidated balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Securities Repurchase and Reverse Repurchase Agreements
Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities repurchase and reverse repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase or resell are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases with related forward repurchase or resale commitments. All of the Company’s securities repurchase transactions are accounted for as collateralized borrowings with the related obligations distinctly captioned in the consolidated balance sheets. Earnings from investing activities related to the cash received under the Company’s securities repurchase arrangements are reported in the consolidated statements of income (loss) as “net investment income (loss)” and the associated borrowing cost is reported as interest expense. There were no outstanding balances under securities repurchase agreements as of December 31, 2020 and 2019. The Company has not actively engaged in securities reverse repurchase transactions.
Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process. Prior to the adoption of CECL on January 1, 2020, mortgage loans were stated at unpaid principal balances, net of unamortized discounts, premiums and valuation allowances. Valuation allowances were based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan was collateral dependent. For commercial and agricultural mortgage loans, an allowance for credit loss was typically recommended when management believed it was probable that principal and interest would not be collected according to the contractual terms.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD/LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
For individually evaluated mortgages, the Company continues to recognize a valuation allowance on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value.
The quantitative cumulative-effect of this change in the Company’s accounting policy on its loans portfolio for CECL is a $36 million pre-tax adjustment to the opening balance of retained earnings as of January 1, 2020.
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
•LTV ratio - Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.
•DSC ratio - Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
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
Individually assessed loans may include, but are not limited to, mortgages that have deteriorated in credit quality such as a TDR and reasonably expected TDRs, mortgages for which foreclosure is probable, and mortgages which have been classified as “potential problem” or “problem” loans within the Company’s IUS Committee processes as described below.
Within the IUS process, commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgage loans. Based on its monthly monitoring of mortgages, a class of potential problem mortgage loans are also identified, consisting of mortgage loans not currently classified as problem mortgage loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Troubled Debt Restructuring
The Company invests in commercial and agricultural mortgage loans included in the balance sheet as mortgage loans on real estate and privately negotiated fixed maturities included in the balance sheet as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the TDR. A credit allowance may have been recorded prior to the period when the loan is modified in a TDR. Accordingly, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future separate account performance. Management sets estimated future gross profit or assessment assumptions related to separate account performance using a long-term view of expected average market returns by applying a RTM approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2020, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees) and 0.0% (2.3% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. As of December 31, 2020, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.6%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
grading to 4.3% in 2025. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in policyholders’ benefits for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives as they are net settled. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in net derivative gains (losses).
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other income or other operating costs and expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 6.3% (weighted average of 5.0%) for approximately 99.2% of life insurance liabilities and from 1.6% to 5.5% (weighted average of 4.8%) for annuity liabilities.
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
Obligations arising from funding agreements are also reported in policyholders’ account balances in the consolidated balance sheets. As a member of the FHLB, the Company has access to collateralized borrowings. The Company may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral.
The Company has issued and continues to offer certain variable annuity products with GMDB and/or contain a GMLB (collectively, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. The Company previously issued certain variable annuity products with GIB, GWBL, GMWB and GMAB features. The Company has also assumed reinsurance for products with GMxB features.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
other policyholders’ liabilities. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
Products that have a GMIBNLG rider, GIB, GWBL, GMWB and GMAB features and the assumed products with GMIB features (collectively “GMxB derivative features”) are considered either freestanding or embedded derivatives and discussed below under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves are recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income and major medical. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
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
Additionally, the Company cedes and assumes reinsurance of products with GMxB features, which are considered either an embedded or freestanding derivative and measured at fair value. The GMxB reinsurance contract asset and liabilities’ fair values reflect the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market-consistent economic scenarios.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Separate Accounts
Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss). For 2020, 2019 and 2018, investment results of such Separate Accounts were gains (losses) of $16.6 billion, $22.9 billion, and $(7.2) billion, respectively.
Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in the consolidated statements of income (loss). Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as trading securities, at fair value in the consolidated balance sheets.
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
Capitalized Computer Software and Hosting Arrangements
Capitalized computer software and hosting arrangements include certain internal and external costs used to implement internal-use software and cloud computing hosting arrangements. These capitalized computer costs are included in other assets in the consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the software or term of the hosting arrangement that ranges between three and five years. Capitalized amounts are periodically tested for impairment in accordance with the guidance on impairment of long-lived assets. An immediate charge to earnings is recognized if capitalized computer costs no longer are deemed to be recoverable. In addition, service potential is periodically reassessed to determine whether facts and circumstances have compressed the software’s useful life or a significant change in the term of the hosting arrangement such that acceleration of amortization over a shorter period than initially determined would be required.
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $130 million and $126 million as of December 31, 2020 and 2019, respectively. Amortization of capitalized computer software and hosting arrangements in 2020, 2019 and 2018 was $47 million, $36 million and $35 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Reported as investment management and service fees in the Company’s consolidated statements of income (loss) are investment management and administrative service fees earned by EIM as well as certain asset-based fees associated with insurance contracts.
EIM provides investment management and administrative services, such as fund accounting and compliance services, to EQ Premier VIP Trust, EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Sub-advisory and sub-administrative expenses associated with these services are calculated and recorded as the related services are performed in other operating costs and expense in the consolidated statements of income (loss) as the Company is acting in a principal capacity in these transactions and, as such, reflects these revenues and expenses on a gross basis.
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain mutual funds and the 1290 Funds and for the distribution primarily of EQAT and EQ Premier VIP Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT and EQ Premier VIP Trusts and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
The Company records 12b-1 fees monthly based upon a percentage of the NAV of the funds. At month-end, the variable consideration of the transaction price is no longer constrained as the NAV can be calculated and the value of consideration is determined. These services are separate and distinct from other asset management services as the customer can benefit from these services independently of other services. The Company accrues the corresponding 12b-1 fees paid to sub-distributors monthly as the expenses are incurred. The Company is acting in a principal capacity in these transactions; as such, these revenues and expenses are recorded on a gross basis in the consolidated statements of income (loss).
Other revenues
Also reported as investment management and service fees in the Company’s consolidated statements of income (loss) are other revenues from contracts with customers, primarily consisting of mutual fund reimbursements and other brokerage income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Other income
Revenues from contracts with customers reported as other income in the Company’s consolidated statements of income (loss) primarily consist of advisory account fees and brokerage commissions from the Company’s broker-dealer operations and sales commissions from the Company’s general agents for the distribution of non-affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as AUM and product mix, are resolved and the transaction pricing no longer is variable such that the value of consideration can be determined.
Discontinued Operations
The results of operations of a component of the Company that has been disposed of are reported in discontinued operations if certain criteria are met; such as if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. The results of AB for the year ended December 31, 2018, are reported in the Company’s consolidated statements of income (loss) as net income (loss) from discontinued operations, net of taxes and noncontrolling interest. Intercompany transactions between the Company and AB prior to the disposal have been eliminated. See Note 18 for information on discontinued operations and transactions with AB.
Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company, the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity has been determined to be a VIE, the Company then determines whether it is the primary beneficiary of the VIE based on its beneficial interests. If the Company is deemed to be the primary beneficiary of the VIE, then the Company consolidates the entity.
Management of the Company reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the entities that the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.
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
Consolidated VIEs
As of December 31, 2019, the Company consolidated one real estate joint venture for which it was identified as the primary beneficiary under the VIE model. The consolidated entity was jointly owned by Equitable Financial and AXA France and holds an investment in a real estate venture. Included in other invested assets in the Company’s consolidated balance sheets as of December 31, 2019 were total assets of $32 million related to this VIE, primarily resulting from the consolidated presentation of this real estate joint venture as real estate held-for-sale. This real estate joint venture investment was disposed as of December 31, 2020. Redeemable noncontrolling interests are presented in mezzanine equity and non-redeemable noncontrolling interests are presented within permanent equity.
Non-Consolidated VIEs
As of December 31, 2020 and 2019, respectively, the Company held approximately $1.3 billion and $1.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $165.8 billion and $160.2 billion as of December 31, 2020 and 2019,

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.3 billion and $1.1 billion and approximately $1.2 billion and $1.1 billion of unfunded commitments as of December 31, 2020 and 2019, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
The Company’s annual review in 2020 resulted in the removal of the credit risk adjustment from the fair value scenario calibration to reflect our revised view of market participant practices, offset by updates to the mortality and policyholder behavior assumptions to reflect emerging experience.
In 2020, in addition to the annual review, the Company updated its assumptions in the first quarter due to the extraordinary economic conditions driven by the COVID-19 pandemic. The first quarter update included an update to the interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
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
Impact of Assumption Updates
The net impact of assumption changes during 2020 was a decrease in policy charges and fee income by $33 million, an increase in policyholders’ benefits of $1.5 billion, an increase of $2 million in interest credited to policyholders’ account balances, increased net derivative gains (losses) of $106 million, and increased amortization of DAC of $866 million. This resulted in a decrease in income (loss) from operations, before income taxes of $2.2 billion and decreased net income (loss) by $1.8 billion. The 2020 impacts related to assumption updates were primarily driven by the first quarter updates.
The net impact of assumption changes during 2019 was a decrease in policy charges and fee income by $11 million, increased policyholders’ benefits by $886 million, decreased interest credited to policyholders’ account balances by $14 million, increased net derivative losses by $548 million and decreased amortization of DAC by $77 million. This resulted in a decrease in income (loss) from operations, before income taxes of $1.4 billion and decreased net income (loss) by $1.1 billion.
The net impact of assumption changes during 2018 was a decrease in policy charges and fee income by $12 million, increased policyholders’ benefits by $684 million, increased net derivative losses by $1.1 billion and decreased amortization of DAC by $165 million. This resulted in a decrease in income (loss) from operations, before income taxes of $228 million and decreased net income (loss) by $187 million.
Model Changes
In the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $165 million, and an increase to net income (loss) of $130 million during 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Revision of Prior Period Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the calculation of actuarially determined insurance contract assets and liabilities. The impact of these errors to the current and the prior periods consolidated financial statements was not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the consolidated financial statements to include the revisions discussed herein. See Note 21 to the Notes to Consolidated Financial Statements for details of the revisions.
3)    INVESTMENTS
Fixed Maturities AFS
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or OTTI approach to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2, Significant Accounting Policies – Investments).
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2020 was $499 million. There was no accrued interest written off for AFS fixed maturities for the year ended December 31, 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS. Comparative tables as of December 31, 2019 include OTTI, reported net of tax in OCI and in AOCI until realized.

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses (4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2020:
Fixed Maturities:
Corporate (1)	$48,501	$13	$4,703	$89	$53,102
U.S. Treasury, government and agency	12,644	—	3,304	5	15,943
States and political subdivisions	482	—	92	—	574
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	119	—	12	—	131
Asset-backed (3)	3,633	—	28	5	3,656
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	598	—	46	3	641
Total at December 31, 2020	$68,136	$13	$8,338	$108	$76,353

December 31, 2019:
Fixed Maturities:
Corporate (1)	$42,347	$—	$2,178	$61	$44,464
U.S. Treasury, government and agency	14,385	—	1,151	305	15,231
States and political subdivisions	584	—	68	3	649
Foreign governments	460	—	35	5	490
Residential mortgage-backed (2)	161	—	12	—	173
Asset-backed (3)	843	—	3	2	844
Redeemable preferred stock	498	—	18	5	511
Total at December 31, 2019	$59,278	$—	$3,465	$381	$62,362
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
(4)Amounts represent the allowance for credit losses for 2020 - (see Note 2 Significant Accounting Policies - Investments).
The contractual maturities of AFS fixed maturities as of December 31, 2020 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2020:
Contractual maturities:
Due in one year or less	$3,342	$3,362
Due in years two through five	15,037	16,026
Due in years six through ten	17,786	19,607
Due after ten years	26,460	31,727
Subtotal	62,625	70,722
Residential mortgage-backed	119	131
Asset-backed	3,633	3,656
Commercial mortgage-backed	1,148	1,203
Redeemable preferred stock	598	641
Total at December 31, 2020	$68,123	$76,353

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the years ended December 31, 2020, 2019 and 2018:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Proceeds from sales	$12,670	$8,702	$7,136
Gross gains on sales	$854	$229	$145
Gross losses on sales	$(34)	$(28)	$(103)

Credit losses (1)	$(13)	$—	$(37)
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
AFS Fixed Maturities - Credit Loss Impairments

	Year Ended December 31,
	2020	2019
	(in millions)
Balance, beginning of period	$15	$46
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	(31)
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	—
Additional credit losses this period on securities previously impaired	7	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance, end of period	$28	$15
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	5,953	—	—	—	5,953
Reclassification adjustment:					—
Included in net income (loss)	(802)	—	—	—	(802)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	360	(1,623)	(818)	(2,081)
Net unrealized investment gains (losses) excluding credit losses	8,235	(466)	(1,815)	(1,251)	4,703
Net unrealized investment gains (losses) with credit losses	(5)	—	1	1	(3)
Balance, December 31, 2020	$8,230	$(466)	$(1,814)	$(1,250)	$4,700

Balance, January 1, 2019	$(577)	$37	$(69)	$125	$(484)
Net investment gains (losses) arising during the period	3,872	—	—	—	3,872
Reclassification adjustment:
Included in net income (loss)	(211)	—	—	—	(211)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(863)	(123)	(558)	(1,544)
Net unrealized investment gains (losses) excluding credit losses	3,084	(826)	(192)	(433)	1,633
Net unrealized investment gains (losses) with credit losses (1)	—	—	—	—	—
Balance, December 31, 2019	$3,084	$(826)	$(192)	$(433)	$1,633
______________
(1)Credit losses for 2019 were OTTI losses.

The following tables disclose the fair values and gross unrealized losses of the 537 issues as of December 31, 2020 and the 390 issues as of December 31, 2019 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2020:
Fixed Maturities:
Corporate	$2,773	$52	$332	$32	$3,105	$84
U.S. Treasury, government and agency	881	5	—	—	881	5
Foreign governments	153	2	20	4	173	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,669	$64	$439	$39	$5,108	$103

December 31, 2019: (1)
Fixed Maturities:
Corporate	$2,669	$41	$366	$20	$3,035	$61
U.S. Treasury, government and agency	4,245	305	2	—	4,247	305
States and political subdivisions	123	3	—	—	123	3
Foreign governments	11	—	47	5	58	5
Asset-backed	319	—	201	2	520	2
Redeemable preferred stock	29	—	49	5	78	5
Total at December 31, 2019	$7,396	$349	$665	$32	$8,061	$381
______________
(1)Amounts represents fixed maturities in an unrealized loss position that are not deemed to be OTTI for 2019.
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2020 and 2019 were $338 million and $279 million, respectively, representing 2.9% and 2.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2020 and 2019, respectively, approximately $2.4 billion and $1.4 billion, or 3.6% and 2.3%, of the $68.1 billion and $59.3 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $48 million and $21 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, respectively, the $39 million and $32 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that neither an adjustment to income for OTTI (prior to January 1, 2020) nor an allowance for credit losses (after January 1, 2020) for these securities was warranted at either December 31, 2020 or 2019. As of December 31, 2020 and 2019, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2020, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of December 31, 2020 was $30 million and $28 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the year ended December 31, 2020.
As of December 31, 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the year ended December 31, 2020 was as follows:

Year Ended December 31, 2020
(in millions)
Allowance for credit losses on mortgage loans (1):
Commercial mortgages:
Balance, beginning of period	$33
Current-period provision for expected credit losses	44
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Net change in allowance	44
Balance, end of period	$77

Agricultural mortgages:
Balance, beginning of period	$3
Current-period provision for expected credit losses	1
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Net change in allowance	1
Balance, end of period	$4

Total allowance for credit losses	$81
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
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
LTV Ratios (1)

	December 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$324	$170	$505	$999
50% - 70%	1,294	357	803	656	2,190	1,697	6,997
70% - 90%	321	457	452	219	203	538	2,190
90% plus	—	—	12	5	—	288	305
Total commercial	$1,615	$814	$1,267	$1,204	$2,563	$3,028	$10,491

Agricultural:
0% - 50%	$218	$135	$169	$157	$236	$652	$1,567
50% - 70%	277	129	161	102	124	351	1,144
70% - 90%	—	—	3	—	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$495	$264	$333	$259	$360	$1,021	$2,732

Total mortgage loans:
0% - 50%	$218	$135	$169	$481	$406	$1,157	$2,566
50% - 70%	1,571	486	964	758	2,314	2,048	8,141
70% - 90%	321	457	455	219	203	556	2,211
90% plus	—	—	12	5	—	288	305
Total mortgage loans	$2,110	$1,078	$1,600	$1,463	$2,923	$4,049	$13,223

Debt Service Coverage Ratios (2)

	December 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$1,230	$492	$772	$268	$1,942	$1,230	$5,934
1.8x to 2.0x	227	83	118	378	184	329	1,319
1.5x to 1.8x	98	138	187	479	437	616	1,955
1.2x to 1.5x	60	57	154	79	—	658	1,008
1.0x to 1.2x	—	44	—	—	—	123	167
Less than 1.0x	—	—	36	—	—	72	108
Total commercial	$1,615	$814	$1,267	$1,204	$2,563	$3,028	$10,491

Agricultural
Greater than 2.0x	$67	$26	$36	$38	$71	$167	$405
1.8x to 2.0x	38	35	14	15	20	82	204
1.5x to 1.8x	117	38	41	45	52	209	502
1.2x to 1.5x	183	120	141	90	142	313	989
1.0x to 1.2x	86	35	93	70	57	233	574

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Less than 1.0x	4	10	8	1	18	17	58
Total agricultural	$495	$264	$333	$259	$360	$1,021	$2,732

Total mortgage loans
Greater than 2.0x	$1,297	$518	$808	$306	$2,013	$1,397	$6,339
1.8x to 2.0x	265	118	132	393	204	411	1,523
1.5x to 1.8x	215	176	228	524	489	825	2,457
1.2x to 1.5x	243	177	295	169	142	971	1,997
1.0x to 1.2x	86	79	93	70	57	356	741
Less than 1.0x	4	10	44	1	18	89	166
Total mortgage loans	$2,110	$1,078	$1,600	$1,463	$2,923	$4,049	$13,223

_____________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of December 31, 2020 and 2019. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.
Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$839	$—	$160	$—	$—	$—	$999
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,934	$1,319	$1,955	$1,008	$167	$108	$10,491

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

Total mortgage loans:
0% - 50%	$1,136	$108	$451	$520	$317	$34	$2,566
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
Total mortgage loans	$6,339	$1,523	$2,457	$1,997	$741	$166	$13,223

December 31, 2019:
Mortgage loans:
Commercial:
0% - 50%	$887	$38	$214	$24	$—	$—	$1,163
50% - 70%	4,097	1,195	1,118	795	242	—	7,447
70% - 90%	251	98	214	154	46	—	763
90% plus	—	—	—	—	—	—	—
Total commercial	$5,235	$1,331	$1,546	$973	$288	$—	$9,373

Agricultural:
0% - 50%	$322	$104	$241	$545	$321	$50	$1,583
50% - 70%	82	87	236	426	251	33	1,115
70% - 90%	—	—	—	19	—	—	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$404	$191	$477	$990	$572	$83	$2,717

Total mortgage loans:
0% - 50%	$1,209	$142	$455	$569	$321	$50	$2,746
50% - 70%	4,179	1,282	1,354	1,221	493	33	8,562
70% - 90%	251	98	214	173	46	—	782
90% plus	—	—	—	—	—	—	—
Total mortgage loans	$5,639	$1,522	$2,023	$1,963	$860	$83	$12,090
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of December 31, 2020 and 2019, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,329	$10,491	$—	$10,491	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,949	$13,223	$—	$13,223	$—	$—
December 31, 2019:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
Mortgage loans:
Commercial	$—	$—	$—	$—	$9,373	$9,373	$—	$9,373	$—	$—
Agricultural	57	1	66	124	2,593	2,717	—	2,717	—	—
Total	$57	$1	$66	$124	$11,966	$12,090	$—	$12,090	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of December 31, 2020 and 2019, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
For the year ended December 31, 2020, the Company had one commercial mortgage loan on real estate accounted for as a TDR with a pre-modification cost basis of $75 million and post-modification carrying value of $75 million. The one commercial mortgage loan TDR is 0.07% of the Company’s total invested assets. For the year ended December 31, 2020, the Company had seven new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $54 million and post-modification carrying value of $48 million. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The seven privately negotiated fixed maturity TDRs are 0.05% of the Company’s total invested assets. There were no mortgage loan on real estate or fixed maturities accounted for as a TDR during 2019.
Trading Securities
As of December 31, 2020 and 2019, respectively, the fair value of the Company’s trading securities was $5.3 billion and $6.6 billion. As of December 31, 2020 and 2019, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $43 million and $58 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the years ended December 31, 2020, 2019 and 2018:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$96	$422	$(174)
Net investment gains (losses) recognized on securities sold during the period	10	7	(24)
Unrealized and realized gains (losses) on trading securities	106	429	(198)
Interest and dividend income from trading securities	206	283	326
Net investment income (loss) from trading securities	$312	$712	$128

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities	$2,193	$1,902	$1,540
Mortgage loans on real estate	516	540	494
Other equity investments	79	72	117
Policy loans	198	198	201
Trading securities	312	712	128
Other investment income	49	18	69
Gross investment income (loss)	3,347	3,442	2,549
Investment expenses	(139)	(144)	(71)
Net investment income (loss)	$3,208	$3,298	$2,478
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities	$801	$203	$6
Mortgage loans on real estate	(45)	(1)	—
Other equity investments	30	3	—
Other	1	1	(2)
Investment gains (losses), net	$787	$206	$4

For the years ended December 31, 2020, 2019 and 2018, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $2 million and $3 million.
4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS, which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative.
The Company has in place an economic hedge program using interest rate swaps and U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the SCS variable annuity, SIO in the EQUI-VEST variable annuity series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
Derivatives Used to Hedge ULSG Policy
The Company implemented a hedge program using fixed income total return swaps to mitigate the interest rate exposure in the ULSG policy statutory liability.
Derivatives Used for General Account Investment Portfolio
The Company maintains a strategy in its General Account investment portfolio to replicate the credit exposure of fixed maturity securities otherwise permissible for investment under its investment guidelines through the sale of CDS. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s bonds of similar maturity. These credit derivatives generally have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in net derivative gains (losses).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these CDS. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The standard North American CDS contract or standard European corporate contract under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Derivative Instruments by Category

	December 31, 2020			Year Ended December 31, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,267	$—	$—	$(955)
Swaps	22,404	6	—	(3,353)
Options	35,786	8,383	3,715	1,663
Interest rate contracts:
Swaps	23,773	551	653	2,823
Futures	18,161	—	—	1,745
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	919	8	1	—
Other freestanding contracts:
Foreign currency contracts	347	—	—	(2)
Margin	—	26	66	—
Collateral	—	212	3,835	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,859	—	472
GMxB derivative features liability (4)	—	—	10,936	(2,238)
SCS, SIO, MSO and IUL indexed features (5)	—	—	4,378	(1,693)
Total derivative instruments	$105,657	$12,045	$23,584

Net derivative gains (losses) (6)				$(1,529)
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
(6)Investment fees of $12 million are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Derivative Instruments by Category

	December 31, 2019			Year Ended December 31, 2019
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$3,510	$—	$—	$(1,294)
Swaps	17,064	9	279	(2,405)
Options	47,766	5,080	1,749	2,211
Interest rate contracts:
Swaps	23,700	467	523	2,037
Futures	20,424	—	—	139
Swaptions	3,201	16	—	(35)
Credit contracts:
Credit default swaps	1,232	18	—	16
Other freestanding contracts:
Foreign currency contracts	501	3	—	(9)
Margin	—	140	—	—
Collateral	—	72	3,001	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,466	—	500
GMxB derivative features liability (4)	—	—	8,316	(2,439)
SCS, SIO, MSO and IUL indexed features (5)	—	—	3,150	(2,552)
Total derivative instruments	$117,398	$8,271	$17,018

Net derivative gains (losses)				$(3,831)
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
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2020 and 2019 are exchange-traded and net settled daily in cash. As of December 31, 2020 and 2019, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $135 million and $58 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $263 million and $165 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $35 million and $60 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2020 and 2019, respectively,

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
the Company held $3.8 billion and $3.0 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $212 million and $72 million as of December 31, 2020 and 2019, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2020 and 2019:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$9,186	$8,206	$980	$(53)	$927
Other financial assets	1,403	—	1,403	—	1,403
Other invested assets	$10,589	$8,206	$2,383	$(53)	$2,330

Liabilities:
Derivative liabilities	$8,218	$8,206	$12	$—	$12
Other financial liabilities	1,568	—	1,568	—	1,568
Other liabilities	$9,786	$8,206	$1,580	$—	$1,580
______________
(1) Financial instruments sent (held).
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2019.
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2019

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the NYDFS. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.
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

Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2020	2019
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,201	$6,478
Policyholder dividend obligation	160	2
Other liabilities	39	38
Total Closed Block liabilities	6,400	6,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,359 and $3,558) (allowance for credit losses of $0 at December 31, 2020)	3,718	3,754
Mortgage loans on real estate (net of allowance for credit losses of $6 at December 31, 2020)	1,773	1,759
Policy loans	648	706
Cash and other invested assets	28	82
Other assets	169	145
Total assets designated to the Closed Block	6,336	6,446

Excess of Closed Block liabilities over assets designated to the Closed Block	64	72
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $160 and $2; and net of income tax: $(42) and $(41)	167	164
Maximum future earnings to be recognized from Closed Block assets and liabilities	$231	$236

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Premiums and other income	$157	$182	$194
Net investment income (loss)	251	278	291
Investment gains (losses), net	—	(1)	(3)
Total revenues	408	459	482

Benefits and Other Deductions:
Policyholders’ benefits and dividends	399	439	471
Other operating costs and expenses	1	2	3
Total benefits and other deductions	400	441	474
Net income (loss), before income taxes	8	18	8
Income tax (expense) benefit	(2)	(2)	(3)
Net income (loss)	$6	$16	$5

A reconciliation of the Company’s policyholder dividend obligation follows:

	December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year	$2	$—	$19
Unrealized investment gains (losses)	158	2	(19)
Balance, end of year	$160	$2	$—
6)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the DAC asset for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year (1)	$4,225	$4,959	$4,443
Capitalization of commissions, sales and issue expenses	564	646	591
Amortization:
Impact of assumptions updates and model changes	(866)	77	165
All other	(467)	(597)	(616)
Total amortization	(1,333)	(520)	(451)
Change in unrealized investment gains and losses	360	(863)	376
Balance, end of year	$3,816	$4,222	$4,959
_______________
(1) December 31, 2020 DAC beginning balance is $3 million more than December 31, 2019 ending balance due to impact of CECL.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The deferred asset for policyholder bonus interest credits is reported in other assets in the consolidated balance sheets and changes in the deferred asset for policyholder bonus Interest credits are reported in interest credited to policyholders’ account balances. For the years ended December 31, 2020, 2019 and 2018 changes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year	$431	$448	$472
Amortization charged to income	(26)	(17)	(24)
Balance, end of year	$405	$431	$448
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2020 and 2019, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements as of December 31, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$51,415	$1,687	$53,102
U.S. Treasury, government and agency	—	15,943	—	15,943
States and political subdivisions	—	535	39	574
Foreign governments	—	1,103	—	1,103
Residential mortgage-backed (2)	—	131	—	131
Asset-backed (3)	—	3,636	20	3,656
Commercial mortgage-backed	—	1,203	—	1,203
Redeemable preferred stock	402	239	—	641
Total fixed maturities, AFS	402	74,205	1,746	76,353
Other equity investments	13	—	2	15
Trading securities	285	5,055	—	5,340
Other invested assets:
Short-term investments	—	82	1	83
Assets of consolidated VIEs/VOEs	—	—	12	12
Swaps	—	(96)	—	(96)
Credit default swaps	—	7	—	7
Options	—	4,668	—	4,668
Total other invested assets	—	4,661	13	4,674
Cash equivalents	1,183	287	—	1,470
GMIB reinsurance contracts asset	—	—	2,859	2,859
Separate Accounts assets (4)	130,106	2,668	1	132,775
Total Assets	$131,989	$86,876	$4,621	$223,486

Liabilities:
GMxB derivative features’ liability	$—	$—	$10,936	$10,936
SCS, SIO, MSO and IUL indexed features’ liability	—	4,378	—	4,378
Total Liabilities	$—	$4,378	$10,936	$15,314
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2020 the fair value of such investments was $356 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Fair Value Measurements as of December 31, 2019

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
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate and commercial mortgages. As of December 31, 2019 the fair value of such investments was $356 million.
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
Notes to Consolidated Financial Statements, Continued
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
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
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
Notes to Consolidated Financial Statements, Continued
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
Level 3 also includes the GMIB reinsurance contract assets which are accounted for as derivative contracts. The GMIB reinsurance contract asset and liabilities’ fair value reflects the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market consistent economic scenarios while GMxB derivative features liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to GMxB derivative features’ liability over a range of market-consistent economic scenarios.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $160 million and $175 million as of December 31, 2020 and 2019, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2020, AFS fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
measure and validate their fair values. In addition, AFS fixed maturities with fair value of $184 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 2.5% of total equity as of December 31, 2020.
During the year ended December 31, 2019, AFS fixed maturities with fair values of $540 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 4.8% of total equity as of December 31, 2019.
The tables below present reconciliations for all Level 3 assets and liabilities for the years ended December 31, 2020, 2019 and 2018, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)
Balance, January 1, 2020	$1,246	$39	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—
Investment gains (losses), net	(16)	—	—
Subtotal	(12)	—	—
Other comprehensive income (loss)	(17)	2	—
Purchases	513	—	20
Sales	(224)	(2)	—
Transfers into Level 3 (1)	184	—	—
Transfers out of Level 3 (1)	(3)	—	(100)
Balance, December 31, 2020	$1,687	$39	$20

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Corporate	State and Political Subdivisions	Asset-backed
	(in millions)

Balance, January 1, 2019	$1,174	$38	$519
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—
Investment gains (losses), net	—	—	—
Subtotal	4	—	—
Other comprehensive income (loss)	5	3	1
Purchases	273	—	100
Sales	(120)	(2)	(84)
Transfers into Level 3 (1)	14	—	—
Transfers out of Level 3 (1)	(104)	—	(436)
Balance, December 31, 2019	$1,246	$39	$100

Balance, January 1, 2018	$1,139	$40	$8
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	7	—	(2)
Investment gains (losses), net	(8)	—	—
Subtotal	(1)	—	(2)
Other comprehensive income (loss)	(20)	(1)	(7)
Purchases	322	—	550
Sales	(321)	(1)	(30)
Transfers into Level 3 (1)	83	—	—
Transfers out of Level 3 (1)	(28)	—	—
Balance, December 31, 2018	$1,174	$38	$519
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2020	$16	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses) (1)	—	472	—	(2,238)
Total realized and unrealized gains (losses)	—	472	—	(2,238)
Purchases (2)	3	45	1	(441)
Sales (3)	—	(79)	—	59
Settlements	—	—	—	—
Change in estimate (4)	—	(45)	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, December 31, 2020	$15	$2,859	$1	$(10,936)

Balance, January 1, 2019	$48	$1,993	$21	$(5,491)
Realized and unrealized gains (losses), included in net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses)	—	500	—	(2,439)
Total realized and unrealized gains (losses)	—	500	—	(2,439)
Purchases (2)	—	45		(417)
Sales (3)	—	(72)	(1)	31
Settlements	—	—	(2)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	(29)	—	(18)	—
Balance, December 31, 2019	$16	$2,466	$—	$(8,316)

Balance, January 1, 2018	$25	$10,495	$22	$(4,297)
Realized and unrealized gains (losses), included in net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses)	—	(8,536)	—	(805)
Total realized and unrealized gains (losses)	—	(8,536)	—	(805)
Purchases (2)	29	96	5	(402)
Sales (3)	—	(61)	(1)	14
Settlements	—	—	(5)	—
Activity related to consolidated VIEs/VOEs	(6)	—	—	—
Transfers into Level 3 (4)	5	—	—	—
Transfers out of Level 3 (4)	(5)	—	—	—
Balance, December 31, 2018	$48	$1,993	$21	$(5,491)
______________
(1)The Company’s non-performance risk impact of $(758) million for GMxB Derivative Features Liability and $14 million for the GMIB Reinsurance Contract Asset the twelve months ended December 2020, respectively, is recorded through Net derivative gains (losses).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The table below details changes in unrealized gains (losses) for the years ended December 31, 2020, 2019 and 2018 by category for Level 3 assets and liabilities still held as of December 31, 2020, 2019, and 2018, respectively.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at December 31, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$(18)
State and political subdivisions	—	2
Total fixed maturities, AFS	—	(16)
GMIB reinsurance contracts	472	—
GMxB derivative features liability	(2,238)	—
Total	$(1,766)	$(16)

Held at December 31, 2019:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$3
State and political subdivisions	—	3
Asset-backed	—	—
Total fixed maturities, AFS	—	6
GMIB reinsurance contracts	500	—
Separate Account assets	—	—
GMxB derivative features liability	(2,439)	—
Total	$(1,939)	$6

Held at December 31, 2018:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$(18)
State and political subdivisions	—	(1)
Commercial mortgage-backed	—	—
Asset-backed	—	(7)
Subtotal	—	(26)
GMIB reinsurance contracts	(8,536)	—
GMxB derivative features liability	(805)	—
Total	$(9,341)	$(26)
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2020 and 2019, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$28	Matrix pricing model	Spread over Benchmark	45 - 195 bps	152 bps
	1,148	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x - 33.1x 5.6% - 28.4% 1.9x -25.0x	10.8x 8.6% 6.8x
Other equity investments	2	Market comparable companies	Revenue multiple	9.7x - 26.4x	18.5x
GMIB reinsurance contract asset	2,859	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	43 - 85 bps 0.6%-16% 0%-2% 0%-61% 7%-32% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	50 bps 1.69% 0.91% 5.82% 24% 2.80% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	10,713	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	96.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.19% 0.93% 5.51% 1.56% (same for all ages) (same for all ages)
GWBL/GMWB	190	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-16% 0%-8% 100% once starting 7%-32%	1.69% 0.91% 24%
GIB	31	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-15.6% 0%-2% 0%-100% 7%-32%	1.69% 0.91% 5.82% 24%
GMAB	2	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	96.0 bps 0.8%-16% 7%-32%	1.69% 24%
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2019

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
Excluded from the tables above as of December 31, 2020 and 2019, respectively, are approximately $586 million and $325 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2020 and 2019, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2020 and 2019, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of December 31, 2020 and 2019 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2020:
Mortgage loans on real estate	$13,142	$—	$—	$13,474	$13,474
Policy loans	$3,635	$—	$—	$4,794	$4,794
Loans to affiliates	$900	$—	$938	$—	$938
Policyholders’ liabilities: Investment contracts	$2,069	$—	$—	$2,275	$2,275
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081

December 31, 2019:
Mortgage loans on real estate	$12,090	$—	$—	$12,317	$12,317
Policy loans	$3,270	$—	$—	$4,199	$4,199
Loans to affiliates	$1,200	$—	$1,224	$—	$1,224
Policyholders’ liabilities: Investment contracts	$1,922	$—	$—	$2,029	$2,029
FHLB funding agreements	$6,909	$—	$6,957	$—	$6,957
Separate Accounts liabilities	$9,041	$—	$—	$9,041	$9,041

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
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies, Access Accounts and Escrow Shield Plus product reserves are held at book value.
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2. for further description of the Company’s accounting policy related to its investment in COLI policies.
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
Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without NLG Rider Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in amounts due from reinsurers. The amounts for the ceded IB are reflected in the consolidated balance sheets in GMIB reinsurance contract asset, at fair value.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Year Ended December 31, 2020, 2019 and 2018

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2018	$4,056	$(102)	$4,765	$(10,495)
Paid guarantee benefits	(394)	70	(153)	61
Other changes in reserve	995	(75)	(868)	8,441
Balance, December 31, 2018	4,657	(107)	3,744	(1,993)
Paid guarantee benefits	(438)	14	(256)	72
Other changes in reserve	556	(6)	1,183	(545)
Balance, December 31, 2019	4,775	(99)	4,671	(2,466)
Paid guarantee benefits	(495)	15	(293)	79
Other changes in reserve	813	—	1,647	(472)
Balance, December 31, 2020	$5,093	$(84)	$6,025	$(2,859)
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2020 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2020

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,434	$88	$54	$167	$15,743
Separate Accounts	53,877	9,550	3,299	33,794	100,520
Total Account Values	$69,311	$9,638	$3,353	$33,961	$116,263

NAR, gross	$97	$33	$1,604	$17,047	$18,781
NAR, net of amounts reinsured	$97	$31	$1,125	$17,047	$18,300

Average attained age of policyholders (in years)	51.3	68.3	74.9	70.2	55.3
Percentage of policyholders over age 70	11.2%	48.4%	70.3%	54.2%	20.2%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$217	$233
Separate Accounts	—	—	24,956	36,230	61,186
Total Account Values	$—	$—	$24,972	$36,447	$61,419

NAR, gross	$—	$—	$877	$11,219	$12,096
NAR, net of amounts reinsured	$—	$—	$281	$10,189	$10,470

Average attained age of policyholders (in years)	N/A	N/A	64.2	70.2	68.0
Weighted average years remaining until annuitization	N/A	N/A	5.6	0.6	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2020		2019
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$46,850	$18,771	$42,489	$17,941
Fixed income	5,506	2,701	5,263	2,699
Balanced	47,053	39,439	45,871	38,445
Other	1,111	275	865	263
Total	$100,520	$61,186	$94,488	$59,348

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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2018	$678	$(664)	$14
Paid guarantee benefits	(23)	—	(23)
Other changes in reserves	133	(70)	63
Balance, December 31, 2018	788	(734)	54
Paid guarantee benefits	(20)	—	(20)
Other changes in reserves	126	(74)	52
Balance, December 31, 2019	894	(808)	86
Paid guarantee benefits	(40)	—	(40)
Other changes in reserves	162	(75)	87
Balance, December 31, 2020	$1,016	$(883)	$133

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
9)    LEASES
On January 1, 2019, the Company adopted the new leases standard using the simplified modified retrospective transition method, as of the adoption date. The Company does not record leases with an initial term of 12 months or less in its consolidated balance sheets, but instead recognizes lease expense for these leases on a straight-line basis over the lease term. For leases with a term greater than one year, the Company records in its consolidated balance sheets at the time of lease commencement or modification a RoU operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the consolidated statements of income (loss) over the lease term on a straight-line basis. RoU operating lease assets represent the Company’s right to use an underlying asset for the lease term and RoU operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
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
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2020	2019
		(in millions)
Assets
Operating lease assets	Other assets	$272	$324
Liabilities
Operating lease liabilities	Other liabilities	$350	$415
The table below summarizes the components of lease costs for the years ended December 31, 2020 and 2019.
Lease Costs

	Year Ended December 31,
	2020	2019
	(in millions)
Operating lease cost	$77	$77
Variable operating lease cost	11	10
Sublease income	(18)	(16)
Short-term lease expense	—	2
Net lease cost	$70	$72

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Maturities of lease liabilities as of December 31, 2020 are as follows:
Maturities of Lease Liabilities

December 31, 2020
(in millions)
Operating Leases:
2021	$96
2022	95
2023	85
2024	26
2025	29
Thereafter	195
Total lease payments	526
Less: Interest	(176)
Present value of lease liabilities	$350

During December 2020, Equitable Financial signed a lease which is expected to commence in 2023 once certain conditions of the lease are met, relating to approximately 130,000 square feet of space in New York City. Equitable Financial currently has an option to decrease the square footage by up to approximately 41,000 square feet, with such option expiring in October 2021, subject to acceleration to June 2021 pursuant to the terms of the lease.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2020	2019
Weighted-average remaining operating lease term	5 years	6 years
Weighted-average discount rate for operating leases	3.00%	3.10%

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$87
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$20	$50

10)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table summarizes the effect of reinsurance:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Direct premiums	$764	$868	$836
Reinsurance assumed	195	194	186
Reinsurance ceded	(153)	(126)	(160)
Premiums	$806	$936	$862

Direct charges and fee income	$2,684	$2,721	$3,981
Reinsurance ceded	780	766	(466)
Policy charges and fee income	$3,464	$3,487	$3,515

Direct policyholders’ benefits	$5,233	$4,298	$2,804
Reinsurance assumed	218	217	219
Reinsurance ceded	(500)	(427)	(63)
Policyholders’ benefits	$4,951	$4,088	$2,960

Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
Effective February 1, 2018, Equitable Financial entered into a coinsurance reinsurance agreement (the “Coinsurance Agreement”) to cede 90% of its single premium deferred annuities products issued between 1978-2001 and its guaranteed growth annuity single premium deferred annuity products issued between 2001-2014. As a result of this agreement, Equitable Financial transferred securities with a market value of $604 million and cash of $31 million to equal the statutory reserves of approximately $635 million. As the risks transferred by Equitable Financial to the reinsurer under the Coinsurance Agreement are not considered insurance risks and therefore do not qualify for reinsurance accounting, Equitable Financial applied deposit accounting. Accordingly, Equitable Financial recorded the transferred assets of $635 million as a deposit asset recorded in other assets, net of the ceding commissions paid to the reinsurer.
As of December 31, 2020 and 2019, the Company had reinsured with non-affiliates in the aggregate approximately 2.6% and 2.8%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 13.4% and 14.2% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 8.
Based on management’s estimates of future contract cash flows and experience, the estimated net fair values of the ceded GMIB reinsurance contracts, considered derivatives were $2.9 billion and $2.5 billion as of December 31, 2020 and 2019, respectively. The estimated fair values increased $393 million and $475 million during 2020 and 2019, respectively, and decreased $8.5 billion during 2018.
As of December 31, 2020 and 2019, third-party reinsurance recoverables related to insurance contracts amounted to $2.2 billion and $2.2 billion. Additionally, $1.6 billion and $1.6 billion of the amounts due from reinsurers related to two specific reinsurers, Zurich Insurance Company Ltd. (AA- rating by S&P), and Paul Revere Life Insurance Company (A rating by S&P).
Third-party reinsurance payables related to insurance contracts were $113 million and $90 million, as of December 31, 2020 and 2019, respectively.
The Company cedes substantially all of its group health business to a third-party insurer. Insurance liabilities ceded totaled $48 million and $56 million as of December 31, 2020 and 2019, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The Company also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves were $721 million and $735 million as of December 31, 2020 and 2019, respectively.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 11.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
11)    RELATED PARTY TRANSACTIONS
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
Cost Sharing and General Service Agreements
In the second quarter of 2018, Equitable Financial entered into a general services agreement with Holdings whereby Equitable Financial will benefit from the services received by Holdings from AXA Affiliates for a limited period following the Holdings IPO under a transition services agreement. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various AXA Affiliates. Equitable Financial continues to provide services to Holdings and various AXA Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $41 million, $73 million and $138 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are allocated based on cost center tracking of expenses. The cost centers are approved annually and are updated based on business area needs throughout the year.
Investment Management and Service Fees and Expenses
EIM, a subsidiary of Equitable Financial, provides investment management and administrative services to EQAT, EQ Premier VIP Trust, 1290 Funds and Other AXA Trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
AXA Investment Managers Inc. (“AXA IM”) and AXA Rosenberg Investment Management LLC (“AXA Rosenberg”) provide sub-advisory services with respect to certain portfolios of EQAT, EQ Premier VIP Trust and the Other AXA Trusts. Also, AXA IM and AXA Real Estate Investment Managers (“AXA REIM”) manage certain General Account investments. Fees paid to these affiliates are based on investment advisory service agreements with each affiliate.
Effective December 31, 2018, Equitable Financial transferred its interest in ABLP, AB Holdings and the General Partner to a newly formed subsidiary and distributed the shares of the subsidiary to its direct parent which subsequently distributed the shares to Holdings (the “AB Business Transfer”). Accordingly, AB’s related party transactions with AXA Affiliates and mutual funds sponsored by AB are reflected as a discontinued operation in the Company’s consolidated financial statements for the year ended December 31, 2018. Investment management and other services provided by AB prior to the AB Business Transfer will continue based upon the Company’s business needs. The Company recorded investment management fee expense from AllianceBernstein of $97 million and $102 million for the years ended December 31, 2020 and 2019, respectively. See Note 18 for further details of the AB Business Transfer and the discontinued operation.
As of December 31, 2020 and 2019, respectively, the Company held approximately $64 million and $30 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2. These legal entities are related parties of Equitable Financial. The Company reflects these equity interest in the consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $623 million and $974 million as of December 31, 2020 and 2019, respectively. The Company also has approximately $90 million and $20 million of unfunded commitments as of December 31, 2020 and 2019, respectively with these legal entities.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Distribution Revenue and Expenses with Affiliates
Equitable Distributors receives commissions and fee revenue from Equitable America for sales of its insurance products. The commissions and fees earned from Equitable America are based on the various selling agreements.
Equitable Financial pays commissions and fees to Equitable Distribution Holding Corporation and its subsidiaries (“Equitable Distribution”) for sales of insurance products. The commissions and fees paid to Equitable Distribution are based on various selling agreements.
Insurance-Related Transactions with Affiliates
GMxB Unwind
Prior to April 2018, Equitable Financial ceded the following to AXA RE Arizona, an indirect, wholly-owned subsidiary of Holdings: (i) a 100% quota share of all liabilities for variable annuities with GMxB riders issued on or after January 1, 2006 and in-force on September 30, 2008 (the “GMxB Business”); (ii) a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims; and (iii) a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and lapse protection riders under certain series of universal life insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007.
On April 12, 2018, Equitable Financial completed the unwind of the reinsurance previously provided to Equitable Financial by AXA RE Arizona for certain variable annuities with GMxB features (the “GMxB Unwind”). Accordingly, all of the business previously ceded to AXA RE Arizona, with the exception of the GMxB Business, was novated to EQ AZ Life Re Company (“EQ AZ Life Re”), a newly formed captive insurance company organized under the laws of Arizona, which is an indirect wholly-owned subsidiary of Holdings. Following the novation of business to EQ AZ Life Re, AXA RE Arizona was merged with and into Equitable Financial. Following AXA RE Arizona’s merger with and into Equitable Financial, the GMxB Business is not subject to any new internal or third-party reinsurance arrangements, though in the future Equitable Financial may reinsure the GMxB Business with third parties.
AXA RE Arizona novated the Life Business from AXA RE Arizona to EQ AZ Life Re as part of the GMxB Unwind. As a result, EQ AZ Life Re reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 and the Excess Risks.
The GMxB Unwind was considered a pre-existing relationship required to be effectively settled at fair value. The loss relating to this relationship resulted from the settlement of the reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities related to this relationship recorded in the Company’s historical accounts. The pre-tax loss recognized in the second quarter of 2018 was $2.6 billion ($2.1 billion net of tax). The Company wrote-off a $1.8 billion deferred cost of reinsurance asset which was previously reported in other assets. Additionally, the remaining portion of the loss was determined by calculating the difference between the fair value of the assets received compared to the fair value of the assets and liabilities already recorded within the Company’s consolidated financial statements. The Company’s primary assets previously recorded were reinsurance recoverables, including the reinsurance recoverable associated with GMDB business. There was an approximate $400 million difference between the fair value of the GMDB recoverable compared to its carrying value which is accounted for under ASC 944.
The assets received and the assets removed were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

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

Significant non-cash transactions involved in the GMxB Unwind included: (a) the increase in total investments includes non-cash activities of $7.6 billion for assets received related to the recapture transaction; (b) cancellation of the $300 million surplus note between the Company and AXA RE Arizona; and (c) settlement of the intercompany receivables/payables to AXA RE Arizona of $270 million. In addition, upon merging the remaining assets of AXA Re Arizona into Equitable Financial, $1.2 billion of deferred tax assets were recorded on the balance sheet through an adjustment to Capital in excess of par value.
The reinsurance arrangements with EQ AZ Life Re provide important capital management benefits to Equitable Financial. As of December 31, 2020, the Company’s GMIB reinsurance contract asset with EQ AZ Life Re had carrying values of $327 million and is reported in GMIB contract reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2020, 2019 and 2018 totaled approximately $51 million, $62 million and $100 million, respectively. Ceded claims paid in 2020, 2019 and 2018 were $72 million, $52 million and $78 million, respectively.
Reinsurance Assumed from AXA Affiliates
Prior to 2019, AGL retroceded a quota share portion of certain life and health risks of various AXA Affiliates to Equitable Financial and Equitable America on a one-year term basis. The agreement was closed effective December 31, 2018. Also, AXA Life Insurance Company Ltd. cedes a portion of its variable deferred annuity business to Equitable Financial.
Premiums earned in 2019 and 2018 were $19 million and $20 million, respectively. Claims and expenses paid in 2019 and 2018 were $6 million and $8 million, respectively.
Reinsurance Ceded to AXA Affiliates
Equitable Financial entered into a stop loss reinsurance agreement with AGL to protect Equitable Financial with respect to a deterioration in its claims experience following the occurrence of an extreme mortality event.
Equitable Financial also accepts certain retrocession policies through reinsurance agreements with various reinsurers and retrocedes to AGL the excess of its first retention layer.
The Company’s subsidiaries entered into a Life Catastrophe Excess of Loss Reinsurance Agreement (the “Excess of Loss Agreement”) with a number of subscribing reinsurers, which included AGL. AGL participated as a subscribing reinsurer with 5% of the pool, pro rata, across the upper and lower layers through the contract period ending March 31, 2018.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Premiums and expenses paid for the above agreements in 2019 and 2018 were $3 million and $4 million, respectively.
On September 12, 2018, AXA Group acquired XL Catlin. Prior to the acquisition, Equitable Financial had ceded part of its disability income business to XL Catlin and as of December 31, 2019, the reserves ceded were $104 million.
Investments in Unconsolidated Equity Interests in AXA Affiliates
As of December 31, 2020 and 2019, respectively, the Company held approximately $218 million and $229 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2. These legal entities are related parties of Equitable Financial. The Company reflects these equity interest in the consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $13 billion and $10 billion as of December 31, 2020 and 2019, respectively. The Company also has approximately $163 million and $205 million of unfunded commitments as of December 31, 2020 and 2019, respectively with these legal entities.
Loans Issued to Holdings
In April 2018, Equitable Financial made a $800 million loan to Holdings. The loan has an interest rate of 3.69% and matures in April 2021. During the years ended December 2020, 2019 and 2018 Holdings repaid $300 million, $200 million, and $300 million in principal, respectively. As of December 31, 2020, the loan was repaid in full with no amount outstanding.
In November 2019, Equitable Financial made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. As of December 31, 2020, the amount outstanding was $900 million.
Assumption by Holdings of Obligations of AXA Financial to Equitable Financial
On October 1, 2018, AXA Financial merged with and into its direct parent, Holdings, with Holdings continuing as the surviving entity. As a result, Holdings assumed AXA Financial’s obligations with respect to the Company, including obligations related to certain benefit plans.
In March 2018, Equitable Financial sold its interest in two consolidated real estate joint ventures to AXA France for a total purchase price of approximately $143 million, which resulted in a pre-tax loss of $0.2 million for the year ended December 31, 2018.
Revenues and Expenses Transactions with AXA Affiliates
The table below summarizes the expenses reimbursed to/from the Company and the fees received/paid by the Company in connection with certain services described above for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in millions)
Revenue received or accrued for:
General services provided to affiliates (1)	460	463
Total	$460	$463

Expenses paid or accrued for:
General services provided by affiliates (1)	76	109
Investment management services provided by AXA IM, AXA REIM and AXA Rosenberg	5	2
Total	$81	$111
____________
(1) Includes AXA Affiliates and affiliates of Holdings.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Revenues and Expenses Transactions with Equitable Affiliates
The table below summarizes the fees received/paid by the Company and the expenses reimbursed to/from the Company in connection with certain services described above for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, EQ Premier VIP Trust, 1290 Funds and Other AXA Trusts	$724	$669	$727
Amounts received or accrued for commissions and fees earned for sale of Equitable America’s insurance products	38	39	44
Total	$762	$708	$771

Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by Equitable Network	$625	$573	$613
Total	$625	$573	$613
Contribution to the Equitable Foundation
The company made no funding contribution the years ended 2020. For the year 2019, Equitable Financial made a funding contribution to the of $25 million. The Equitable Foundation is the philanthropic arm of Equitable Financial.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
12)    EMPLOYEE BENEFIT PLANS
Equitable Financial sponsors the following employee benefit plans:
401(k) Plan
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $19 million, $22 million and $19 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Pension Plan
Equitable Financial sponsors the Equitable Retirement Plan (the “ Equitable Financial QP”), a frozen qualified defined benefit pension plan covering its eligible employees and financial professionals. This pension plan is non-contributory, and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. Effective December 31, 2015, primary liability for the obligations of Equitable Financial under the Equitable Financial QP was transferred from Equitable Financial to AXA Financial, and upon the merger of AXA Financial into Holdings, Holdings assumes primary liability under terms of an Assumption Agreement. Equitable Financial remains secondarily liable for its obligations under the Equitable Financial QP and would recognize such liability in the event Holdings does not perform.
The Equitable Financial QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2020, 2019 and 2018, expenses related to the plan were $9 million, $21 million and $60 million, respectively.
The following table presents the funded status of the plan:

	December 31,
	2020	2019
	(in millions)
Equitable Retirement Plan
Total plan assets	$2,341	$2,159
Accumulated benefit obligation	$2,239	$2,160

Funded status	104.5%	99.9%
Other Benefit Plans
Equitable Financial also sponsors a non-qualified retirement plan, a medical and life retiree plan, a post-employment plan and deferred compensation plan. The expenses related to these plans were $32 million, $47 million and $70 million for the years ended December 31, 2020, 2019 and 2018, respectively.
13)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for years ended December 31, 2020, 2019 and 2018 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Performance Shares	$13	$10	$12
Stock Options	5	3	2
Restricted Stock Unit Awards	18	15	16
Total Compensation Expenses	$36	$28	$30
Income Tax Benefit	7	10	8

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2020, the common stock reserved and available for issuance under the Omnibus Plans was 23.4 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Equitable Financial’s Participation in Holdings’ Equity Award Plans
Equitable Financial’s employees, financial professionals and directors in 2019 and 2018 were granted equity awards under the Omnibus Plans with the exception of the Holdings restricted stock units (“Holdings RSUs”) granted to financial professionals in 2018. All grants discussed in this section will be settled in shares of Holdings’ common stock except for the RSUs granted to financial professionals in 2019 and 2018 which will be settled in cash.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, Holdings applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2020, 2019 and 2018 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2020, 2019 and 2018 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
Holdings RSUs
Holdings RSUs granted to Equitable Financial employees vest ratably in equal annual installments over a three-year period. The fair value of the awards was measured using the closing price of the Holdings share on the grant date, and the resulting compensation expense will be recognized over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Under the 2020 equity program, eligible Equitable Financial financial professionals were granted stock-settled Holdings RSUs which vest ratably in equal annual installments over a three-year period and are equity-classified. The fair value of these awards was measured using the closing price of the Holdings share on the grant date, and the resulting compensation expense will be recognized over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Under the 2019 and 2018 equity programs, Equitable Financial financial professionals were granted cash-settled Holdings RSUs which vest ratably in equal installments over a three-year period. The cash payment for each RSU will equal the average closing price for a Holdings share on the NYSE over the 20 trading days immediately preceding the vesting date. These awards are liability-classified and require fair value remeasurement based upon the price of a Holdings share at the close of each reporting period.
Holdings Stock Options
Holdings stock options granted to Equitable Financial employees have a three-year graded vesting schedule, with one-third vesting on each of the three anniversaries. The total grant date fair value of Holdings stock options will be charged to expense over the shorter of the vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
Holdings Performance Shares
Holdings performance shares granted to Equity Financial employees are subject to performance conditions and a three-year cliff-vesting. The performance shares consist of two distinct tranches; one based on Holding’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares is

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
established once all of Holdings’ applicable Non-GAAP ROE targets are determined and approved.The fair value of the awards was measured using the closing price of the Holdings share on the grant date.
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
Director Awards
Holdings makes annual grants of unrestricted Holdings shares to non-employee directors of Holdings and Equitable Financial. The fair value of these awards was measured using the closing price of Holdings shares on the grant date. These awards immediately vest and all compensation expense is recognized at the grant date.
Employee Stock Purchase Plans
Under the Equitable Holdings, Inc. Stock Purchase Program participants are able to contribute up to 100% of their eligible compensation and receive a matching contribution in cash equal to 15% of their payroll contribution up to a maximum amount of $3,750, which is used to purchase Holdings shares. Purchases are made at the end of each month at the prevailing market rate.
One-Time Awards Granted in 2018
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain other R&P employees in the form of 722 thousand Holdings RSUs. Fifty percent of the Holdings RSUs vested based on service over the two-year period from the IPO date (the “Service Units”), and fifty percent vest based on service and a market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. If the market condition is not achieved, 50% of the Performance Units may still vest based on five years of continued service and the remaining Performance Units will be forfeited.
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
Special IPO Grant
Also, on May 9, 2018, Holdings made a grant of 357 thousand Holdings RSUs to Equitable Financial employees and financial professionals, or 50 restricted stock units to each eligible individual, that cliff vested on November 9, 2018. The grant-date fair value of the award was measured using the $20 IPO price for a Holdings share and all compensation expense was recognized as of November 9, 2018.
Prior Equity Award Grants
In 2017 and prior years, equity awards for employees, financial professional and directors in our R&P businesses were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
R&P employees were granted AXA ordinary share options under the Stock Option Plan, AXA performance shares under the Performance Share Plan and R&P financial professionals were granted performance units under the AXA Advisors Performance Unit Plan.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Remeasurements of fair value for subsequent price changes until settlement are made only for performance unit awards that are settled in cash. The fair value of performance units earned and reported in Other liabilities in the consolidated balance sheets as of December 31, 2020 and 2019 was $21 million and $43 million, respectively.
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2020 follows:

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2020	1,931	$19.73	1,725	€20.09
Options granted	1,235	$23.18	3	€12.22
Options exercised	(80)	$19.76	(282)	€14.59
Options forfeited, net	(267)	$20.98	(29)	€18.78
Options expired	—	$—	—	€—
Options Outstanding at December 31, 2020	2,819	$21.12	1,417	€21.20
Aggregate intrinsic value (1)		$10,316		€(2,153)
Weighted average remaining contractual term (in years)	8.37		4.9
Options Exercisable at December 31, 2020	748	$—	1,254	€21.02
Aggregate intrinsic value (1)		$3,432		€(1,677)
Weighted average remaining contractual term (in years)	7.73		4.74
____________
(1)Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2020 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.

	EQH Shares (1)
	2020	2019	2018
Dividend yield	2.59%	2.77%	2.44%
Expected volatility	26.00%	25.70%	25.40%
Risk-free interest rates	1.19%	2.49%	2.83%
Expected life in years	6.0	5.8	9.7
Weighted average fair value per option at grant date	$4.37	$3.82	$4.61
____________
(1)The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.

As of December 31, 2020, approximately $163 thousand of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Equitable Financial over a weighted-average period of 0.2 years. Approximately $4 million of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Equitable Financial over a weighted average period of 1.4 years.
Summary of Restricted Stock Unit Award Activity
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of December 31, 2020, approximately 2.1 million Holdings RSUs and AXA ordinary share unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $26 million and is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes Holdings restricted share units and AXA ordinary share unit activity for 2020.

	Shares of Holdings Restricted Stock	Weighted Average Grant Date Fair Value	Shares of AXA Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	1,805,301	$19.35	19,280	$19.20
Granted	994,290	$22.85	—	$—
Forfeited	(117,353)	$20.36	—	$—
Vested	(629,202)	$19.81	(19,280)	$19.20
Unvested as of December 31, 2020	2,053,036	$21.15	—	$—
Summary of Performance Award Activity
As of December 31, 2020, approximately 1.6 million Holdings and AXA performance awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $3 million and is expected to be recognized over a weighted-average period of 0.55 years.
The following table summarizes Holdings and AXA performance awards activity for 2020.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2020	383,641	$21.05	2,154,059	$20.08
Granted	225,674	$23.92	—	$—
Forfeited	(51,860)	$21.97	(62,493)	$20.74
Vested	—		(1,074,313)	$18.91
Unvested as of December 31, 2020	557,455	$22.12	1,017,254	$21.28

14)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(112)	$295	$234
Deferred (expense) benefit	739	284	222
Total	$627	$579	$456

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21% . The sources of the difference and their tax effects are as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Expected income tax (expense) benefit	$291	$517	$309
Non-taxable investment income	91	73	104
Tax audit interest	(8)	(14)	(11)
Tax settlements/uncertain tax position release	231	—	12
Tax credits	21	—	—
Change in tax law	—	—	46
Other	1	3	(4)
Income tax (expense) benefit	$627	$579	$456

During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $231 million.
In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional estimates for the income tax effects of the TCJA in 2017 and refined those estimates in 2018. The impact of the TCJA primarily related to the revaluation of deferred tax assets and liabilities.
The components of the net deferred income taxes are as follows:

	December 31,
	2020		2019
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$58	$—	$51	$—
Net operating loss and credits	—	—	44	—
Reserves and reinsurance	1,483	—	945	—
DAC	—	606	—	692
Unrealized investment gains (losses)	—	1,668	—	639
Investments	1,071	—	640	—
Other	—	111	—	73
Total	$2,612	$2,385	$1,680	$1,404

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance at January 1,	$297	$273	$205
Additions for tax positions of prior years	229	24	98
Reductions for tax positions of prior years	(250)	—	(30)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	5	—	—
Balance at December 31,	$281	$297	$273

Unrecognized tax benefits that, if recognized, would impact the effective rate	$47	$222	$202

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2020 and 2019 were $34 million and $55 million, respectively. For 2020, 2019 and 2018, respectively, there were $(21) million, $14 million and $18 million in interest expense (benefit) related to unrecognized tax benefits.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2020, tax years 2014 and subsequent remain subject to examination by the IRS.
15)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2020, 2019, and 2018 follow:

	December 31,
	2020	2019	2018
	(in millions)
Unrealized gains (losses) on investments (1)	$4,600	$1,601	$(494)
Defined benefit pension plans (2)	(5)	(5)	(7)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$4,595	$1,596	$(501)
_____________
(1)2018 includes a $86 million decrease to AOCI from the impact of adoption of ASU 2018-02.
(2)2018 includes a $3 million increase to AOCI from the impact of adoption of ASU 2018-02.

The components of OCI, net of taxes for the years ended December 31, 2020, 2019 and 2018, follow:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$4,698	$3,052	$(1,663)
(Gains) losses reclassified into net income (loss) during the period (1)	(633)	(160)	(4)
Net unrealized gains (losses) on investments	4,065	2,892	(1,667)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(1,066)	(797)	446
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of, $798, $547, and $310)	2,999	2,095	(1,221)
Change in defined benefit plans:
Reclassification to net income (loss) of amortization of net prior service credit included in net periodic cost	—	2	(4)
Change in defined benefit plans, (net of deferred income tax expense (benefit) of $0, $0 and $0 (2))	—	2	(4)
Other comprehensive income (loss), attributable to Equitable Financial	$2,999	$2,097	$(1,225)
____________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $(168) million, $(42) million, and $(1) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)These AOCI components are included in the computation of net periodic costs (see “Employee Benefit Plans” in Note 13).
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
16)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of universal life (“UL”) policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek; (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision granting in part Brach Plaintiffs’ motion for class certification. The court certified nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Equitable Financial petitioned for discretionary appellate review of that decision, which petition was denied. Five other federal actions challenging the COI rate increase are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Three actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
Obligations under Funding Agreements
Federal Home Loan Bank
As a member of the FHLB, Equitable Financial has access to collateralized borrowings. It also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require Equitable Financial to pledge qualified mortgage-backed assets and/or government securities as collateral. Equitable Financial issues short-term funding agreements to the FHLB and uses the funds for asset, liability, and cash management purposes. Equitable Financial issues long-term funding agreements to the FHLB and uses the funds for spread lending purposes.
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $322 million and pledged collateral with a carrying value of $8.7 billion as of December 31, 2020.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Year Ended December 31, 2020

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$4,608	$46,798	$46,808	$1,036	$—	$5,634
Long-term funding agreements:
Due in years two through five	1,646	—	—	(1,036)	112	722
Due in more than five years	646	—	—	—	(112)	534
Total long-term funding agreements	2,292	—	—	(1,036)	—	1,256
Total funding agreements (1)	$6,900	$46,798	$46,808	$—	$—	$6,890
____________
(1)The $7 million and $9 million difference between the funding agreements carrying value shown in the fair value table for December 31, 2020 and 2019, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
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
Change in FABN Funding Agreements during the Year Ended December 31, 2020

	Outstanding Balance at December 31, 2019	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2020
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	—	1,150	—	—	—	1,150
Due in more than five years	—	800	—	—	—	800
Total long-term funding agreements	—	1,950	—	—	—	1,950
Total funding agreements (1)	$—	$1,950	$—	$—	$—	$1,950
_____________
(1) The $11 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2020 reflects the remaining amortization of the issuance cost of the funding agreements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2020, these arrangements include commitments by the Company to provide equity financing of $1.2 billion (including $253 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2020. The Company had $389 million of commitments under existing mortgage loan agreements as of December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
17)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2020, 2019 and 2018, respectively, Equitable Financial’s statutory net income (loss) totaled $413 million, $3.9 billion and $3.1 billion. Statutory surplus, Capital stock and AVR totaled $6.8 billion and $8.7 billion as of December 31, 2020 and 2019, respectively. As of December 31, 2020, Equitable Financial, in accordance with various government and state regulations, had $58 million of securities on deposit with such government or state agencies.
In 2020, 2019 and 2018, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $2.1 billion, $1.0 billion and $1.1 billion. Also, in 2018, Equitable Financial transferred its interests in ABLP, AB Holding and the General Partner to Alpha Units Holdings, Inc., a newly formed subsidiary, and distributed the shares of that subsidiary to its direct parent which subsequently distributed such shares to Holdings (the “AB Ownership Transfer”). The AB Ownership transfer was considered an extraordinary dividend of $1.7 billion representing the equity value of Alpha Units Holdings, Inc. In connection with the AB Ownership Transfer, Equitable Financial paid an extraordinary cash dividend of $572 million and issued a surplus note to Holdings in the same amount. Equitable Financial repaid the outstanding principal balance of the surplus note in March 2019.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of New York State, Equitable Financial is subject to restrictions as to the amounts the Company may pay as dividends and amounts the Company may repay of surplus notes to Holdings.
New York State insurance law provides that a stock life insurer may not, without prior approval of the NYDFS, pay a dividend to its stockholders exceeding an amount calculated under one of two standards (the “Standards”). The first standard allows payment of an ordinary dividend out of the insurer’s earned surplus (as reported on the insurer’s most recent annual statement) up to a limit calculated pursuant to a statutory formula, provided that the NYDFS is given notice and opportunity to disapprove the dividend if certain qualitative tests are not met (the “Earned Surplus Standard”). The second standard allows payment of an ordinary dividend up to a limit calculated pursuant to a different statutory formula without regard to the insurer’s earned surplus. Dividends exceeding these prescribed limits require the insurer to file a notice of its intent to declare the dividends with the NYDFS and prior approval or non-disapproval from the NYDFS.
In applying the Standards, Equitable Financial cannot pay ordinary dividends during 2021 due to operating losses.
Intercompany Reinsurance
The company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2020, EQ AZ Life Re holds $2.1 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.2 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Prescribed and Permitted Accounting Practices
As of December 31, 2020 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYDFS and those prescribed by NAIC Accounting Practices and Procedures effective as of December 31, 2020.
The Company cedes a portion of their statutory reserves to EQ AZ Life Re, a captive reinsurer, as part of the Company’s capital management strategy. EQ AZ Life Re prepares financial statements in a special purpose framework for statutory reporting.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (g) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (h) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; and (i) cost of reinsurance which is recognized as expense under SAP and amortized over the life of the underlying reinsured policies under U.S. GAAP.
18)    DISCONTINUED OPERATIONS
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
The table below presents AB’s revenues recognized in 2018, disaggregated by category:

Year Ended December 31, 2018
(in millions)
Investment management, advisory and service fees:
Base fees	$2,156
Performance-based fees	118
Research services	439
Distribution services	419
Other revenues:
Shareholder services	76
Other	35
Total investment management and service fees	$3,243
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
Discontinued Operations
The following table presents the amounts related to the net income (loss) of AB that has been reflected in discontinued operations:

Year Ended December 31, 2018
(in millions)
REVENUES
Net derivative gains (losses)	$12
Net investment income (loss)	24
Investment management and service fees	3,243
Other income	—
Total revenues	$3,279

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	$1,370
Commissions and distribution related payments	427
Interest expense	8
Other operating costs and expenses	727
Total benefits and other deductions	2,532
Income (loss) from discontinued operations, before income taxes	747
Income tax (expense) benefit	(69)
Net income (loss) from discontinued operations, net of taxes	678
Less: Net (income) loss attributable to the noncontrolling interest	(564)
Net income (loss) from discontinued operations, net of taxes and noncontrolling interest	$114

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

19)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of period	$39	$39	$25
Net earnings (loss) attributable to redeemable noncontrolling interests	1	5	(2)
Purchase/change of redeemable noncontrolling interests	1	(5)	16
Balance, end of period	$41	$39	$39

20)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Individual Variable Annuity Products
Premiums	$165	$179	$171
Fees (1)	2,555	2,615	2,631
Others	8	16	19
Total	$2,728	$2,810	$2,821

Employer- Sponsored
Premiums	$—	$—	$—
Fees	500	477	459
Others	4	4	5
Total	$504	$481	$464

Life Insurance Products
Premiums	$587	$702	$657
Fees	1,421	1,440	1,458
Others	23	21	32
Total	$2,031	$2,163	$2,147

Employee Benefit Products
Premiums	$36	$35	$12
Fees	—	—	—
Others	15	13	6
Total	$51	$48	$18

Other
Premiums	$18	$20	$22
Fees	13	12	15
Others	7	2	2
Total	$38	$34	$39
______________
(1) Excludes the amortization/capitalization of unearned revenue liability of $(14) million, $(35) million and $(19) million for the years ended December 31, 2020, 2019 and 2018, respectively.
21)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
The Company identified certain errors primarily related to the calculation of actuarially determined insurance contract assets and liabilities that impacted previously issued consolidated financial statements. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. In order to improve the consistency and comparability of the financial statements, management revised the financial statements and related disclosures to correct these errors as shown below.
Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in ASC 250, Accounting Changes and Error Corrections. The prior period comparative financial statements that are presented herein have been revised.
The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2019
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
ASSETS
Investments:
Deferred policy acquisition costs	$4,337	$(115)	$4,222
Amounts due from reinsurers	3,001	1	3,002
GMIB reinsurance contract asset, at fair value	2,466	—	2,466
Current and deferred income taxes	224	25	249
Other assets	3,050	—	3,050
Total Assets	$228,041	$(89)	$227,952
LIABILITIES
Future policy benefits and other policyholders’ liabilities	33,976	3	33,979
Other liabilities	1,768	1	1,769
Total Liabilities	$216,344	$4	$216,348
EQUITY
Retained earnings	2,242	(97)	2,145
Accumulated other comprehensive income (loss)	1,592	4	1,596
Total equity attributable to Equitable Financial	11,645	(93)	11,552
Total Equity	11,658	(93)	11,565
Total Liabilities, Redeemable Noncontrolling interest and Equity	$228,041	$(89)	$227,952

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$3,450	$37	$3,487	$3,523	$(8)	$3,515
Net derivative gains (losses)	(3,820)	(11)	(3,831)	(1,010)	(24)	(1,034)
Other income	56	—	56	65	(1)	64
Total revenues	5,148	26	5,174	6,951	(33)	6,918

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	4,119	(31)	4,088	3,005	(45)	2,960
Interest credited to policyholders’ account balances	1,127	22	1,149	1,002	(23)	979
Commissions	629	—	629	620	5	625
Amortization of deferred policy acquisition costs	452	68	520	431	20	451
Other operating costs and expenses	912	—	912	2,918	1	2,919
Total benefits and deductions	7,578	59	7,637	8,432	(42)	8,390
Income (loss) from continuing operations, before income taxes	(2,430)	(33)	(2,463)	(1,481)	9	(1,472)
Income tax (expense) benefit from continuing operations	584	(5)	579	446	10	456
Net income (loss)	(1,846)	(38)	(1,884)	(921)	19	(902)
Net income (loss) attributable to Equitable Financial	$(1,851)	$(38)	$(1,889)	$(918)	$19	$(899)

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(1,846)	$(38)	$(1,884)	$(921)	$19	$(902)
Change in unrealized gains (losses), net of reclassification adjustment	2,081	14	2,095	(1,230)	9	(1,221)
Other comprehensive income	2,083	14	2,097	(1,234)	9	(1,225)
Comprehensive income (loss)	237	(24)	213	(2,155)	28	(2,127)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	5	5	—	(3)	(3)
Comprehensive income (loss) attributable to Equitable Financial	$237	$(29)	$208	$(2,155)	$31	$(2,124)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$5,098	$(59)	$5,039	$8,938	$(78)	$8,860
Net income (loss) attributable to Equitable Financial	(1,851)	(38)	(1,889)	(918)	19	(899)
Retained earnings, end of year	$2,242	$(97)	$2,145	$5,098	$(59)	$5,039
Accumulated other comprehensive income (loss), beginning of year	$(491)	$(10)	$(501)	$598	$(19)	$579
Other comprehensive income (loss)	2,083	14	2,097	(1,234)	9	(1,225)
Accumulated other comprehensive income (loss), end of year	$1,592	$4	$1,596	$(491)	$(10)	$(501)
Total Equitable Financial equity, end of year	$11,645	$(93)	$11,552	$12,416	$(69)	$12,347
Total equity, end of year	$11,658	$(93)	$11,565	$12,428	$(69)	$12,359

	December 31, 2019			December 31, 2018
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss) (1)	$(1,846)	$(38)	$(1,884)	$(358)	$19	$(339)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(3,450)	(37)	(3,487)	(3,523)	8	(3,515)
Interest credited to policyholders' account balances	1,127	22	1,149	1,002	(23)	979
Net derivative (gains) losses	3,820	11	3,831	1,010	24	1,034
Amortization and depreciation	323	68	391	340	20	360
Capitalization of DAC	(648)	—	(648)	(597)	5	(592)
Future policy benefits	1,115	(31)	1,084	(284)	(46)	(330)
Current and deferred income taxes	(334)	5	(329)	(556)	(7)	(563)
Net cash provided by (used in) operating activities	$(606)	$—	$(606)	$1,418	$—	$1,418
Cash and cash equivalents, end of period	$1,492	$—	$1,492	$2,622	$—	$2,622
_____________
(1) December 31, 2018 net income (loss) includes $563 million of discontinued operations that are not included in net income (loss) in the Consolidated Statement of Income (Loss).
22)    SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
Pursuant to the FABN discussed in Note 16, in January 2021, Equitable Financial issued a $450 million funding agreement to the Trust. The funding agreement has a fixed interest rate of 1% per annum and will mature on January 9, 2026. Funding agreements issued to the Trust will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2020

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$12,644	$15,943	$15,943
State, municipalities and political subdivisions	482	574	574
Foreign governments	1,011	1,103	1,103
Public utilities	5,894	6,527	6,527
All other corporate bonds	42,607	46,575	46,575
Residential mortgage-backed	119	131	131
Asset-backed	3,633	3,656	3,656
Commercial mortgage-backed	1,148	1,203	1,203
Redeemable preferred stocks	598	641	641
Total fixed maturities, AFS	68,136	76,353	76,353
Mortgage loans on real estate (2)	13,223	13,474	13,142
Policy loans	3,635	4,794	3,635
Other equity investments	1,342	1,342	1,342
Trading securities	5,031	5,340	5,340
Other invested assets	2,383	2,383	2,383
Total Investments	$93,750	$103,686	$102,195
______________
(1)Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.
(2)Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by credit loss allowance.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2020
Life insurance in-force	$389,576	$72,110	$32,289	$349,755	9.2%

Premiums:
Life insurance and annuities	$712	$127	$186	$771	24.1%
Accident and health	52	26	9	35	24.8%
Total premiums	$764	$153	$195	$806	24.1%

2019
Life insurance in-force	$392,420	$66,770	$31,699	$357,349	8.9%

Premiums:
Life insurance and annuities	$825	$99	$185	$911	20.3%
Accident and health	43	27	9	25	36.0%
Total premiums	$868	$126	$194	$936	20.7%

2018
Life insurance in-force	$390,374	$69,768	$30,322	$350,928	8.6%

Premiums:
Life insurance and annuities	$787	$128	$177	$836	21.2%
Accident and health	49	32	9	26	34.6%
Total premiums	$836	$160	$186	$862	21.6%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
Remediation of Previously Reported Material Weakness
As previously reported, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including the Company’s CEO and CFO, had concluded that we did not maintain effective controls to timely validate that actuarial models were properly configured to capture all relevant product features and provide reasonable assurance that timely reviews of assumptions and data had occurred, and, as a result, errors were identified in future policyholders’ benefits and deferred policy acquisition costs balances.
This material weakness resulted in misstatements in the Company’s previously issued annual and interim financial statements and resulted in:

(i) the revision of the interim financial statements for the nine, six, and three months ended September 30, June 30, and March 31,2018 and 2017, respectively, and the annual financial statements for the year ended December 31, 2017;

(ii) the amended restatement of the interim financial statements for the nine months ended September 30, 2017 and the six months ended June 30, 2017, and the year ended December 31, 2016 and revisions for the six and three months ended June 30, 2018 and March 31, 2018, respectively, and the three months ended March 31, 2017 and the years ended December 31, 2017, 2015, 2014, and 2013, respectively;

(iii) the revision of the annual financial statements for the year ended December 31, 2017 and amended the restated annual financial statements for the year ended December 31, 2016, and amended the restated interim financial statements for the nine and six months ended September 30, 2017, and June 30, 2017, respectively;

(iv) the restatements of the interim financial statements for the nine and six months ended September 30, 2017 and June 30, 2017, respectively, the restatement of the annual financial statements for the year ended December 31, 2016, the revision of the interim financial statements for the nine and six months ended September 30, 2016 and June 30, 2016, respectively, and the revision of the annual financial statements for the year ended December 31, 2015; and

(v) the restatement of the interim financial statements for the six months ended June 30, 2017 and the revision of the annual financial statements for the years ended December 31, 2016, 2015 and 2014, respectively, and the interim financial statements for the six months ended June 30, 2016.

As of December 31, 2020, management has completed the remediation activities summarized below and has performed testing to evaluate the design and operating effectiveness of the controls. As a result, the Company concluded that it had remediated the material weakness as of that date.
Remediation Activities
▪We designed and implemented an enhanced model validation control framework, including a rotational schedule to periodically re-validate all U.S. GAAP models.
▪We designed and implemented enhanced controls and governance processes for new model implementations.
▪We designed and implemented enhanced controls for model changes.
▪We designed and implemented enhanced controls over the annual assumption setting process, including a comprehensive master assumption inventory and risk framework.
▪We designed and implemented new controls to validate the completeness and accuracy of significant data inputs to actuarial models and assumptions.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2020, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") serves as the principal external auditing firm for our parent company. Subsidiaries, including Equitable Financial, are allocated PwC fees attributable to services rendered by PwC to each subsidiary. PwC fees allocated to Equitable Financial along with a description of the services rendered by PwC to Equitable Financial are detailed below for the periods indicated.

	Year Ended December 31,
	2020	2019
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$5	$5
Audit-related fees	2	2
Tax fees	—	—
All other fees	—	—
Total (1)	$7	$7

Audit related fees in both years principally consist of fees for audits of financial statements of certain employee benefit plans, internal control related reviews and services and accounting consultation.
Tax fees consist of fees for tax preparation, consultation and compliance services.
All other fees consist of miscellaneous non-audit services.
Equitable Financial audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $200,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.
All services provided by PwC in 2020 were pre-approved in accordance with the procedures described above.

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Part IV, Item 16.
FORM 10-K SUMMARY
None.
GLOSSARY
Selected Financial Terms

Account Value (“AV”)	Generally equals the aggregate policy account value of our retirement and protection products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets.

Alternative investments	Investments in real estate and real estate joint ventures and other limited partnerships.

Annualized Premium	100% of first year recurring premiums (up to target) and 10% of excess first year premiums or first year premiums from single premium products.

Assets under management (“AUM”)	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our retirement and protection businesses. Total AUM reflects exclusions between segments to avoid double counting.

Combined RBC Ratio	Calculated as the overall aggregate RBC ratio for the Company’s insurance subsidiaries including capital held for its life insurance and variable annuity liabilities and non-variable annuity insurance liabilities.

Conditional tail expectation (“CTE”)
Calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst x% of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the worst five percent of scenarios.

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Gross Premiums	First year premium and deposits and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Value of business acquired (“VOBA”)	Present value of estimated future gross profits from in-force policies of acquired businesses.
Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

Policyholder account balances
Annuities. Policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums.

Life Insurance Policies. Policyholder account balances are held for retained asset accounts, universal life policies and the fixed account of universal variable life insurance policies. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums.

Return of premium (“ROP”) death benefit	This death benefit pays the greater of the account value at the time of a claim following the owner’s death or the total contributions to the contract (subject to adjustment for withdrawals). The charge for this benefit is usually included in the M&E fee that is deducted daily from the net assets in each variable investment option. We also refer to this death benefit as the Return of Principal death benefit.

Rider	An optional feature or benefit that a policyholder can purchase at an additional cost.

Roll-up rate	The guaranteed percentage that the benefit base increases by each year.

Separate Account	Refers to the separate account investment assets of our insurance subsidiaries excluding the assets held in those separate accounts on which we bear the investment risk.

Surrender charge	A fee paid by a contract owner for the early withdrawal of an amount that exceeds a specific percentage or for cancellation of the contract within a specified amount of time after purchase.

Surrender rate	Represents annualized surrenders and withdrawals as a percentage of average AV.

Universal life (“UL”) products	Life insurance products that provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be placed into the AV of the policy and credited with a stated interest rate on a monthly basis.

Variable annuity	A type of annuity that offers guaranteed periodic payments for a defined period of time or for life and gives purchasers the ability to invest in various markets though the underlying investment options, which may result in potentially higher, but variable, returns.

Variable Universal Life (“VUL”)	Universal life products where the excess amount paid over policy charges can be directed by the policyholder into a variety of Separate Account investment options. In the Separate Account investment options, the policyholder bears the entire risk and returns of the investment results.

Whole Life (“WL”)	A life insurance policy that is guaranteed to remain in-force for the policyholder’s lifetime, provided the required premiums are paid.

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
•“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership.
•“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding.
•“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business.
•“AFS” means available-for-sale
•“AGL” means AXA Global Life

•“AOCI” means accumulated other comprehensive income
•“ASC” means Accounting Standards Codification
•“ASU” means Accounting Standards Update
•“AUM” means assets under management
•“AV” means Account Value
•“AVR” means asset valuation reserve
•“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder.
•“AXA Financial” means AXA Financial, Inc., a Delaware corporation and a former wholly-owned direct subsidiary of Holdings. On October 1, 2018, AXA Financial merged with and into Holdings, with Holdings assuming the obligations of AXA Financial.
•“AXA RSUs” means AXA restricted stock units
•“BPs” means basis points
•“CARES Act” means Coronavirus Aid, Relief, and Economic Security Act
•“CDS” means credit default swaps
•“CDSC” means contingent deferred sales commissions
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CFTC” means U.S. Commodity Futures Trading Commission
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“CSA” means credit support annex
•“CTE” means conditional tail expectation
•“DAC” means deferred policy acquisition costs
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“DSI” means deferred sales inducement
•“EAFE” means European, Australasia, and Far East
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“EIM” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Distributors” means Equitable Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Financial QP” means Equitable Retirement Plan
•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS.
•“Equitable Network” means Equitable Network, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Holdings and its subsidiary, Equitable Network of Puerto Rico, Inc.
•“EQ Premier VIP Trust” means EQ Premier VIP Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as an open-end management investment company.
•“EQAT” means EQ Advisors Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act as an open-end management investment company.
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ETF” means exchange traded funds
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABN” means Funding Agreement Backed Notes Program
•“FASB” means Financial Accounting Standards Board
•“FDIC” means Federal Deposit Insurance Corporation
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GIO” means guaranteed interest option

•“Holdings” means Equitable Holdings, Inc.
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IPO” means initial public offering
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance
•“K-12 education market” means individuals in the kindergarten, primary and secondary education market
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“MRBs” means market risk benefits
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NLG” means no-lapse guarantee
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“PD” means probability of default
•“Performance Share Plan” means AXA International Performance Shares Plan
•“PFBL” means profits followed by losses
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“REIT” means real estate investment trusts
•“RoU” means right of use
•“RSUs” means restricted stock units
•“RTM” means reversion to the mean
•“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SIO” means structured investment option
•“SPE” means special purpose entity
•“Stock Option Plan” means AXA Stock Option Plan for AXA Financial Employees and Associates
•“TCJA” or “Tax Reform Act” means the Tax Cuts and Jobs Act, enacted on December 22, 2017
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“ULSG” means universal life products with secondary guarantee
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity
•“VUL” means variable universal life

INDEX TO EXHIBITS

Number		Description
3.1		Restated Charter of Equitable Financial Life Insurance Company, effective as of June 15, 2020 (Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).
3.2		By-laws of Equitable Financial Life Insurance Company, as amended September 23, 2020 (Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).
23.1	#	Consent of PricewaterhouseCoopers LLP
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 1, 2021.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Anders B. Malmström	Senior Executive Director and Chief Financial Officer (Principal Financial Officer)
Anders B. Malmström

/s/ William Eckert	Managing Director and Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Director
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Ramon de Oliveira	Chairman of the Board
Ramon de Oliveira

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill