Form 10-Q
period 2021-03-31
Equitable Financial Life Insurance Co
filed 2021-05-06
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2021, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and, access to and cost of capital; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, operational failures, our service providers, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and gross unrealized losses on fixed maturity and equity securities; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, complex regulation and administration of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves, actual mortality, longevity, morbidity and lapse experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Form 10-Q are qualified by these cautionary statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors”, in our Annual Report on Form 10-K could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” in our Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Throughout this Quarterly Report on Form 10-Q we use certain defined terms and abbreviations, which are summarized in the “Glossary” and “Acronyms” sections.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $68,927 and $68,136) (allowance for credit losses of $19 and $13)	$72,032	$76,353
Mortgage loans on real estate (net of allowance for credit losses of $74 and $81)	13,263	13,142
Policy loans	3,603	3,635
Other equity investments (1)	2,280	1,342
Trading securities, at fair value	4,662	5,340
Other invested assets	2,548	2,383
Total investments	98,388	102,195
Cash and cash equivalents	3,217	2,043
Deferred policy acquisition costs	4,076	3,816
Amounts due from reinsurers (allowance for credit losses of $5 and $5 )	3,057	3,053
Loans to affiliates	900	900
GMIB reinsurance contract asset, at fair value	2,133	2,859
Current and deferred income taxes	1,184	—
Other assets	3,159	3,078
Separate Accounts assets	137,070	133,350
Total Assets	$253,184	$251,294

LIABILITIES
Policyholders’ account balances	$69,550	$63,109
Future policy benefits and other policyholders' liabilities	35,934	40,151
Broker-dealer related payables	1,704	1,064
Amounts due to reinsurers	77	122
Current and deferred income taxes	—	234
Other liabilities	1,894	1,580
Separate Accounts liabilities	137,070	133,350
Total Liabilities	$246,229	$239,610
Redeemable noncontrolling interest (2)	$48	$41
Commitments and contingent liabilities (Note 12)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,827	7,841
Retained earnings	(2,403)	(795)
Accumulated other comprehensive income (loss)	1,481	4,595
Total Equity	6,907	11,643
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$253,184	$251,294
______________
(1)See Note 2 for details of balances with VIEs.
(2)See Note 11 for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$880	$905
Premiums	205	236
Net derivative gains (losses)	(2,778)	9,532
Net investment income (loss)	836	604
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	1	(12)
Other investment gains (losses), net	182	67
Total investment gains (losses), net	183	55
Investment management and service fees	283	252
Other income	14	15
Total revenues	(377)	11,599

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	823	2,626
Interest credited to policyholders’ account balances	270	289
Compensation and benefits	81	80
Commissions	182	161
Interest expense	1	—
Amortization of deferred policy acquisition costs	62	1,022
Other operating costs and expenses	399	214
Total benefits and other deductions	1,818	4,392
Income (loss) from continuing operations, before income taxes	(2,195)	7,207
Income tax (expense) benefit	587	(1,457)
Net income (loss)	(1,608)	5,750
Less: Net income (loss) attributable to the noncontrolling interest	—	(7)
Net income (loss) attributable to Equitable Financial	$(1,608)	$5,757

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,608)	$5,750

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(3,114)	1,510
Other comprehensive income (loss), net of income taxes	(3,114)	1,510
Comprehensive income (loss)	(4,722)	7,260
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	(7)
Comprehensive income (loss) attributable to Equitable Financial	$(4,722)	$7,267
_____________
(1)See Note 10 for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	—	—	—	—	—
Net income (loss)	—	—	(1,608)	—	(1,608)	—	(1,608)
Other comprehensive income (loss)	—	—	—	(3,114)	(3,114)	—	(3,114)
Other	—	(14)	—	—	(14)	—	(14)
March 31, 2021	$2	$7,827	$(2,403)	$1,481	$6,907	$—	$6,907

January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565
Dividend to parent company	—	—	—	—	—	—	—
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	5,757	—	5,757	(2)	5,755
Other comprehensive income (loss)	—	—	—	1,510	1,510	—	1,510
Other	—	2	—	—	2	(2)	—
March 31, 2020	$2	$7,811	$7,870	$3,106	$18,789	$9	$18,798

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,608)	$5,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	270	289
Policy charges and fee income	(880)	(905)
Net derivative (gains) losses	2,778	(9,532)
Credit losses on AFS debt securities and loans	(1)	12
Investment (gains) losses, net	(182)	(67)
Realized and unrealized (gains) losses on trading securities	27	148
Non-cash long-term incentive compensation expense	15	4
Amortization and depreciation	68	990
Equity (income) loss from limited partnerships	(107)	(25)
Changes in:
Reinsurance recoverable	(130)	(96)
Capitalization of deferred policy acquisition costs	(157)	(159)
Future policy benefits	19	1,846
Current and deferred income taxes	(590)	1,465
Other, net	281	(329)
Net cash provided by (used in) operating activities	$(197)	$(609)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$9,151	$2,576
Mortgage loans on real estate	245	120
Trading account securities	709	476
Short-term investments	18	715
Other	775	132
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(9,939)	(4,772)
Mortgage loans on real estate	(353)	(181)
Trading account securities	(61)	(110)
Short-term investments	(5)	(359)
Other	(1,225)	(183)
Cash settlements related to derivative instruments, net	(2,980)	5,630
Investment in capitalized software, leasehold improvements and EDP equipment	(8)	(11)
Other, net	198	84
Net cash provided by (used in) investing activities	$(3,475)	$4,117

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$7,101	$2,362
Withdrawals	(1,478)	(1,117)
Transfer (to) from Separate Accounts	526	529
Change in collateralized pledged assets	(1,393)	44
Change in collateralized pledged liabilities	93	656
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	7	—
Other, net	(10)	18
Net cash provided by (used in) financing activities	$4,846	$2,492

Change in cash and cash equivalents	1,174	6,000
Cash and cash equivalents, beginning of year	2,043	1,492
Cash and cash equivalents, end of year	$3,217	$7,492

Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$—	$13

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, with the exception of the Company’s update of its interest rate assumption and adoption of new economic scenario generator as further described below in Assumption Updates and Model Changes. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2021” and “first quarter 2020” refer to the three months ended March 31, 2021 and 2020, respectively. The terms “first three months of 2021” and “first three months of 2020” refer to the three months ended March 31, 2021 and 2020, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	On January 1, 2021, the Company adopted the new accounting standards update. The new guidance is applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as of the adoption date.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
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
	This ASU is effective as of March 12, 2020 through December 31, 2022.	The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REIT, perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer. Effective January 1, 2021, the Company began classifying certain preferred stock as equity securities to better reflect the economics and nature of these securities. These preferred stock securities are reported in other equity investments.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of March 31, 2021 and December 31, 2020, the carrying value of COLI was $990 million and $989 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
Consolidated VIEs
As of March 31, 2021 and December 31, 2020, the Company consolidated one private equity limited partnership for which it was identified as the primary beneficiary under the VIE model. Included in other invested assets in the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 are total assets of $10 million and $12 million, respectively related to this VIE.
Non-Consolidated VIEs
As of March 31, 2021 and December 31, 2020, respectively, the Company held approximately $1.5 billion and $1.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $173.1 billion and $165.8 billion as of March 31, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.5 billion and $1.3 billion and approximately $1.2 billion and $1.2 billion of unfunded commitments as of March 31, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.

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
Impact of Assumption Updates
There were no assumption changes in the first quarter of 2021.
The net impact of the assumption update in the first quarter of 2020 was an increase in policy charges and fee income of $54 million, an increase in policyholders’ benefits of $1.3 billion, a decrease in interest credited to policyholders’ account balances of $6 million, and an increase in amortization of DAC of $840 million. This resulted in a decrease in income (loss) from operations, before income taxes of $2.1 billion and a decrease in net income (loss) of $1.7 billion.
Model Changes
There were no model changes in the first quarter of 2021.
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
Revision of Prior Period Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the calculation of actuarially determined insurance contract assets and liabilities. The impact of these errors to the current and the prior periods consolidated financial statements was not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the consolidated financial statements to include the revisions discussed herein. See Note 13 to the Notes to Consolidated Financial Statements for details of the revisions.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2021 was $503 million. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2021:
Fixed Maturities:
Corporate (1)	$46,231	$19	$2,547	$608	$48,151
U.S. Treasury, government and agency	14,786	—	1,227	174	15,839
States and political subdivisions	515	—	75	7	583
Foreign governments	1,064	—	47	38	1,073
Residential mortgage-backed (2)	109	—	11	—	120
Asset-backed (3)	4,699	—	27	2	4,724
Commercial mortgage-backed	1,482	—	26	18	1,490
Redeemable preferred stock (4)	41	—	11	—	52
Total at March 31, 2021	$68,927	$19	$3,971	$847	$72,032

December 31, 2020:
Fixed Maturities:
Corporate (1)	$48,501	$13	$4,703	$89	$53,102
U.S. Treasury, government and agency	12,644	—	3,304	5	15,943
States and political subdivisions	482	—	92	—	574
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	119	—	12	—	131
Asset-backed (3)	3,633	—	28	5	3,656
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	598	—	46	3	641
Total at December 31, 2020	$68,136	$13	$8,338	$108	$76,353
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
(4) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).

The contractual maturities of AFS fixed maturities as of March 31, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2021:
Contractual maturities:
Due in one year or less	$2,462	$2,480
Due in years two through five	14,540	15,300
Due in years six through ten	17,488	18,443
Due after ten years	28,087	29,423
Subtotal	62,577	65,646
Residential mortgage-backed	109	120
Asset-backed	4,699	4,724
Commercial mortgage-backed	1,482	1,490
Redeemable preferred stock	41	52
Total at March 31, 2021	$68,908	$72,032

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Proceeds from sales	$7,188	$1,722
Gross gains on sales	$291	$69
Gross losses on sales	$(116)	$(3)

Credit losses	$(6)	$(2)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$28	$15
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	2	2
Additional credit losses this period on securities previously impaired	4	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$34	$17
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(4,891)	—	—	—	(4,891)
Reclassification adjustment:					—
Included in Net income (loss)	(176)	—	—	—	(176)
Excluded from Net income (loss)	—	—	—	—	—
Other (1)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	164	1,001	826	1,991
Net unrealized investment gains (losses) excluding credit losses	3,132	(302)	(813)	(424)	1,593
Net unrealized investment gains (losses) with credit losses	(8)	1	2	1	(4)
Balance, March 31, 2021	$3,124	$(301)	$(811)	$(423)	$1,589

Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	2,026	—	—	—	2,026
Reclassification adjustment:					—
Included in Net income (loss)	(63)	—	—	—	(63)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	621	(812)	(373)	(564)
Net unrealized investment gains (losses) excluding credit losses	5,047	(205)	(1,004)	(806)	3,032
Net unrealized investment gains (losses) with credit losses	(7)	—	1	1	(5)
Balance, March 31, 2020	$5,040	$(205)	$(1,003)	$(805)	$3,027

_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The following tables disclose the fair values and gross unrealized losses of the 1,510 issues as of March 31, 2021 and the 537 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2021:
Fixed Maturities:
Corporate	$11,338	$568	$466	$29	$11,804	$597
U.S. Treasury, government and agency	4,970	174	—	—	4,970	174
States and political subdivisions	108	7	—	—	108	7
Foreign governments	424	34	29	4	453	38
Residential mortgage-backed	4	—	3	—	7	—
Asset-backed	649	2	17	—	666	2
Commercial mortgage-backed	778	18	—	—	778	18
Redeemable preferred stock (1)	—	—	—	—	—	—
Total at March 31, 2021	$18,271	$803	$515	$33	$18,786	$836

December 31, 2020:
Fixed Maturities:
Corporate	$2,773	$52	$332	$32	$3,105	$84
U.S. Treasury, government and agency	881	5	—	—	881	5
Foreign governments	153	2	20	4	173	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,669	$64	$439	$39	$5,108	$103
______________
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2021 and December 31, 2020 were $328 million and $338 million, respectively, representing 4.7% and 2.9% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2021 and December 31, 2020, respectively, approximately $2.6 billion and $2.4 billion, or 3.8% and 3.6%, of the $68.9 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $48 million and $48 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, respectively, the $33 million and $39 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either March 31, 2021 or December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of March 31, 2021 was $30 million and $29 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three months ended March 31, 2021.
As of March 31, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$77	$33
Current-period provision for expected credit losses	(7)	11
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	(1)
Net change in allowance	(7)	10
Balance, end of period	$70	$43

Agricultural mortgages:
Balance, beginning of period	$4	$3
Current-period provision for expected credit losses	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	—
Balance, end of period	$4	$3

Total allowance for credit losses	$74	$46

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of March 31, 2021 and December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

LTV Ratios (1)

	March 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$—	$324	$772	$1,096
50% - 70%	313	1,294	364	803	657	3,681	7,112
70% - 90%	—	321	456	452	220	668	2,117
90% plus	—	—	—	12	5	290	307
Total commercial	$313	$1,615	$820	$1,267	$1,206	$5,411	$10,632

Agricultural:
0% - 50%	$51	$218	$131	$152	$140	$853	$1,545
50% - 70%	41	275	120	158	101	444	1,139
70% - 90%	—	—	—	3	—	18	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$92	$493	$251	$313	$241	$1,315	$2,705
Total mortgage loans:
0% - 50%	$51	$218	$131	$152	$464	$1,625	$2,641
50% - 70%	354	1,569	484	961	758	4,125	8,251
70% - 90%	—	321	456	455	220	686	2,138
90% plus	—	—	—	12	5	290	307
Total mortgage loans	$405	$2,108	$1,071	$1,580	$1,447	$6,726	$13,337

Debt Service Coverage Ratios (2)

	March 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$226	$1,230	$492	$772	$268	$3,319	$6,307
1.8x to 2.0x	—	227	90	118	378	438	1,251
1.5x to 1.8x	—	98	138	187	424	758	1,605
1.2x to 1.5x	—	60	56	154	81	699	1,050
1.0x to 1.2x	87	—	44	—	—	124	255
Less than 1.0x	—	—	—	36	55	73	164
Total commercial	$313	$1,615	$820	$1,267	$1,206	$5,411	$10,632

Agricultural:
Greater than 2.0x	$11	$67	$26	$24	$34	$233	$395
1.8x to 2.0x	19	37	31	24	15	94	220
1.5x to 1.8x	25	117	33	39	43	249	506
1.2x to 1.5x	22	182	118	124	82	428	956
1.0x to 1.2x	15	86	34	91	66	267	559
Less than 1.0x	—	4	9	11	1	44	69
Total agricultural	$92	$493	$251	$313	$241	$1,315	$2,705

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Total mortgage loans:
Greater than 2.0x	$237	$1,297	$518	$796	$302	$3,552	$6,702
1.8x to 2.0x	19	264	121	142	393	532	1,471
1.5x to 1.8x	25	215	171	226	467	1,007	2,111
1.2x to 1.5x	22	242	174	278	163	1,127	2,006
1.0x to 1.2x	102	86	78	91	66	391	814
Less than 1.0x	—	4	9	47	56	117	233
Total mortgage loans	$405	$2,108	$1,071	$1,580	$1,447	$6,726	$13,337

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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

Agricultural:
Greater than 2.0x	$67	$26	$36	$38	$71	$167	$405
1.8x to 2.0x	38	35	14	15	20	82	204
1.5x to 1.8x	117	38	41	45	52	209	502
1.2x to 1.5x	183	120	141	90	142	313	989
1.0x to 1.2x	86	35	93	70	57	233	574
Less than 1.0x	4	10	8	1	18	17	58
Total agricultural	$495	$264	$333	$259	$360	$1,021	$2,732
Total mortgage loans:
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
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of March 31, 2021 and December 31, 2020. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
March 31, 2021:
Mortgage loans:
Commercial:
0% - 50%	$936	$—	$160	$—	$—	$—	$1,096
50% - 70%	4,370	877	1,156	597	112	—	7,112
70% - 90%	844	374	289	376	143	91	2,117
90% plus	157	—	—	77	—	73	307
Total commercial	$6,307	$1,251	$1,605	$1,050	$255	$164	$10,632

Agricultural:
0% - 50%	$297	$99	$301	$510	$300	$38	$1,545
50% - 70%	98	119	205	446	259	12	1,139
70% - 90%	—	2	—	—	—	19	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$395	$220	$506	$956	$559	$69	$2,705

Total mortgage loans:
0% - 50%	$1,233	$99	$461	$510	$300	$38	$2,641
50% - 70%	4,468	996	1,361	1,043	371	12	8,251
70% - 90%	844	376	289	376	143	110	2,138
90% plus	157	—	—	77	—	73	307
Total mortgage loans	$6,702	$1,471	$2,111	$2,006	$814	$233	$13,337

December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$839	$—	$160	$—	$—	$—	$999
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,934	$1,319	$1,955	$1,008	$167	$108	$10,491

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
Total mortgage loans:
0% - 50%	$1,136	$108	$451	$520	$317	$34	$2,566
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305
Total mortgage loans	$6,339	$1,523	$2,457	$1,997	$741	$166	$13,223
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of March 31, 2021 and December 31, 2020, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,632	$10,632	$—	$10,632	$—	$—
Agricultural	10	4	80	94	2,611	2,705	—	2,705	—	—
Total	$10	$4	$80	$94	$13,243	$13,337	$—	$13,337	$—	$—
December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,329	$10,491	$—	$10,491	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,949	$13,223	$—	$13,223	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of March 31, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
There were no mortgage loan on real estate or fixed maturities accounted for as a TDR during the three months ended March 31, 2021 and 2020.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Unrealized and Realized Gains (Losses) from Equity Securities (1)

Three Months Ended March 31,
2021
(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$17
Net investment gains (losses) recognized on securities sold during the period	(6)
Unrealized and realized gains (losses) on equity securities	11
______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
Trading Securities
As of March 31, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $4.7 billion and $5.3 billion. As of March 31, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $41 million and $43 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2021 and 2020:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(49)	$(163)
Net investment gains (losses) recognized on securities sold during the period	22	3
Unrealized and realized gains (losses) on trading securities	(27)	(160)
Interest and dividend income from trading securities	36	49
Net investment income (loss) from trading securities	$9	$(111)

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in a manner consistent with its selection of fixed maturities. In addition, the Company generally transacts the sale of CDS in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the reference entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at its option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the reference entity for recovery by sale at the contract settlement auction. The Company purchased CDS to mitigate its exposure to a reference entity through cash positions. These positions do not replicate credit spreads.
To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under the CDS that it sold. The maximum potential amount of future payments the Company could be required to make under the credit derivatives sold is limited to the par value of the referenced securities which is the dollar or euro-equivalent of the derivative’s notional amount. The Standard North American CDS Contract or Standard European Corporate Contract under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	March 31, 2021			Three Months Ended March 31, 2021
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,802	$—	$—	$(293)
Swaps	19,254	5	2	(1,270)
Options	43,102	9,755	4,240	1,143
Interest rate contracts:
Swaps	13,919	2	2,141	(2,916)
Futures	14,759	—	—	(947)
Swaptions	—	—	—	—
Credit contracts:
Credit default swaps	951	6	3	1
Other freestanding contracts:
Foreign currency contracts	524	—	1	—
Margin	—	40	—	—
Collateral	—	1,605	3,876	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,133	—	(724)
GMxB derivative features liability (4)	—	—	7,681	3,357
SCS, SIO, MSO and IUL indexed features (5)	—	—	5,169	(1,126)
Total derivative instruments	$97,311	$13,546	$23,113

Net derivative gains (losses) (6)				$(2,775)
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
(6)Investment fees of $3 million are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	December 31, 2020			Three Months Ended March 31, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,267	$—	$—	$258
Swaps	22,404	6	—	3,763
Options	35,786	8,383	3,715	(3,843)
Interest rate contracts:
Swaps	23,773	551	653	3,578
Futures	18,161	—	—	1,993
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	919	8	1	(13)
Other freestanding contracts:
Foreign currency contracts	347	—	—	(3)
Margin	—	26	66	—
Collateral	—	212	3,835	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,859	—	892
GMxB derivative features liability (4)	—	—	10,936	(1,166)
SCS, SIO, MSO and IUL indexed features (5)	—	—	4,378	4,067
Total derivative instruments	$105,657	$12,045	$23,584

Net derivative gains (losses)				$9,535
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
(6)Investment fees of $3 million are reported in net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of March 31, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $219 million and $135 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $123 million and $263 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $29 million and $35 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
an ISDA Master Agreement and related CSA have been executed. As of March 31, 2021 and December 31, 2020, respectively, the Company held $3.9 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $1.6 billion and $212 million as of March 31, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2021 and December 31, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$11,413	$10,238	$1,175	$—	$1,175
Other financial assets	1,373	—	1,373	—	1,373
Other invested assets	$12,786	$10,238	$2,548	$—	$2,548

Liabilities:
Derivative liabilities	$10,262	$10,238	$24	$—	$24
Other financial liabilities	1,870	—	1,870	—	1,870
Other liabilities	$12,132	$10,238	$1,894	$—	$1,894
______________
(1) Financial instruments sent (held).
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$9,186	$8,206	$980	$(53)	$927
Other financial instruments	1,403	—	1,403	—	1,403
Other invested assets	$10,589	$8,206	$2,383	$(53)	$2,330

Liabilities:
Derivative liabilities	$8,218	$8,206	$12	$—	$12
Other financial liabilities	1,568	—	1,568	—	1,568
Other liabilities	$9,786	$8,206	$1,580	$—	$1,580
______________
(1)Financial instruments sent (held).

5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020

Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,133	$6,201
Policyholder dividend obligation	28	160
Other liabilities	63	39
Total Closed Block liabilities	6,224	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,381 and $3,359) (allowance for credit losses of $0)	3,623	3,718
Mortgage loans on real estate (net of allowance for credit losses of $6 and $6)	1,761	1,773
Policy loans	636	648
Cash and other invested assets	19	28
Other assets	128	169
Total assets designated to the Closed Block	6,167	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	57	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $28 and $160; and net of income tax: $(45) and $(42)	179	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$236	$231

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues:
Premiums and other income	$39	$42
Net investment income (loss)	60	66
Investment gains (losses), net	—	—
Total revenues	99	108

Benefits and Other Deductions:
Policyholders’ benefits and dividends	106	103
Other operating costs and expenses	1	—
Total benefits and other deductions	107	103
Net income (loss), before income taxes	(8)	5
Income tax (expense) benefit	(1)	—
Net income (loss)	$(9)	$5

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of year	$160	$2
Unrealized investment gains (losses)	(132)	—
Balance, end of year	$28	$2

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three Months Ended March 31, 2021 and 2020

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2021	$5,093	$(84)	$6,025	$(2,859)
Paid guarantee benefits	(133)	4	(91)	13
Other changes in reserve	123	(1)	32	713
Balance, March 31, 2021	$5,083	$(81)	$5,966	$(2,133)

Balance, January 1, 2020	$4,775	$(99)	$4,671	$(2,466)
Paid guarantee benefits	(111)	5	(74)	20
Other changes in reserve	377	(11)	1,675	(859)
Balance, March 31, 2020	$5,041	$(105)	$6,272	$(3,305)
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts are considered embedded or freestanding insurance derivatives and

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 Fair Value Disclosures.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of March 31, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of March 31, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,647	$86	$53	$164	$15,950
Separate Accounts	55,734	9,712	3,349	34,329	103,124
Total Account Values	$71,381	$9,798	$3,402	$34,493	$119,074

NAR, gross	$96	$35	$1,509	$16,402	$18,042
NAR, net of amounts reinsured	$96	$33	$1,057	$16,402	$17,588

Average attained age of policyholders (in years)	51.4	68.5	75.0	70.4	55.3
Percentage of policyholders over age 70	11.4%	49.1%	70.8%	55.0%	20.4%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$212	$228
Separate Accounts	—	—	25,451	36,802	62,253
Total Account Values	$—	$—	$25,467	$37,014	$62,481

NAR, gross	$—	$—	$680	$8,598	$9,278
NAR, net of amounts reinsured	$—	$—	$219	$7,835	$8,054

Average attained age of policyholders (in years)	N/A	N/A	64.4	70.3	68.1
Weighted average years remaining until annuitization	N/A	N/A	5.6	0.6	2.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 10 of the 2020 Form 10-K.
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
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2021		December 31, 2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$48,656	$19,245	$46,850	$18,771
Fixed income	5,362	2,584	5,506	2,701
Balanced	48,011	40,152	47,053	39,439
Other	1,095	272	1,111	275
Total	$103,124	$62,253	$100,520	$61,186

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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2021	$1,016	$(883)	$133
Paid guarantee benefits	(15)	—	(15)
Other changes in reserves	44	(18)	26
Balance, March 31, 2021	$1,045	$(901)	$144

Balance, January 1, 2020	$894	$(808)	$86
Paid guarantee benefits	(13)	—	(13)
Other changes in reserves	39	(19)	20
Balance, March 31, 2020	$920	$(827)	$93

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2021 and December 31, 2020, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of March 31, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$46,909	$1,242	$48,151
U.S. Treasury, government and agency	—	15,839	—	15,839
States and political subdivisions	—	545	38	583
Foreign governments	—	1,073	—	1,073
Residential mortgage-backed (2)	—	120	—	120
Asset-backed (3)	—	4,659	65	4,724
Commercial mortgage-backed	—	1,486	4	1,490
Redeemable preferred stock	—	52	—	52
Total fixed maturities, AFS	—	70,683	1,349	72,032
Other equity investments	400	372	2	774
Trading securities	198	4,464	—	4,662
Other invested assets:
Short-term investments	—	69	—	69
Assets of consolidated VIEs/VOEs	—	—	10	10
Swaps	—	(2,136)	—	(2,136)
Credit default swaps	—	3	—	3
Options	—	5,515	—	5,515
Total other invested assets	—	3,451	10	3,461
Cash equivalents	1,545	1,045	—	2,590
GMIB reinsurance contracts asset	—	—	2,133	2,133
Separate Accounts assets (4)	134,115	2,390	—	136,505
Total Assets	$136,258	$82,405	$3,494	$222,157

Liabilities:
GMxB derivative features’ liability	$—	$—	$7,681	$7,681
SCS, SIO, MSO and IUL indexed features’ liability	—	5,169	—	5,169
Total Liabilities	$—	$5,169	$7,681	$12,850
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2021 the fair value of such investments was $365 million.

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
Certain Company products, such as the SCS, EQUI-VEST variable annuity products, IUL and the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are classified as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $131 million and $160 million as of March 31, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2021, AFS fixed maturities with fair values of $549 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
measure and validate their fair values. In addition, AFS fixed maturities with fair value of $2 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.0% of total equity as of March 31, 2021.
During the three months ended March 31, 2020, AFS fixed maturities with fair values of $126 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity as of March 31, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities for the three months ended March 31, 2021 and 2020, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	Commercial Mortgage- backed	Asset-backed
	(in millions)
Balance, January 1, 2021	$1,687	$39	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(6)	—	—	—
Subtotal	(5)	—	—	—
Other comprehensive income (loss)	9	(1)	—	—
Purchases	165	—	4	50
Sales	(67)	—	—	(5)
Transfers into Level 3 (1)	2	—	—	—
Transfers out of Level 3 (1)	(549)	—	—	—
Balance, March 31, 2021	$1,242	$38	$4	$65

Balance, January 1, 2020	$1,246	$39	$—	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(2)	—	—	—
Subtotal	(1)	—	—	—
Other comprehensive income (loss)	(60)	(3)	—	(8)
Purchases	61	—	—	48
Sales	(46)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(26)	—	—	(100)
Balance, March 31, 2020	$1,174	$36	$—	$40
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2021	$15	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses) (1)	—	(724)	—	3,357
Total realized and unrealized gains (losses)	—	(724)	—	3,357
Purchases (2)	—	12	—	(117)
Sales (3)	(1)	(14)	—	15
Settlements	—	—	—	—
Change in estimate (4)	—	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	(1)	—
Balance, March 31, 2021	$12	$2,133	$—	$(7,681)

Balance, January 1, 2020	$16	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—
Net derivative gains (losses)	—	892	—	(1,166)
Total realized and unrealized gains (losses)	—	892	—	(1,166)
Purchases (2)	—	11	—	(108)
Sales (3)	—	(19)	—	10
Settlements	—	—	—	—
Change in estimate (4)	—	(45)	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (5)	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—
Balance, March 31, 2020	$15	$3,305	$—	$(9,580)
______________
(1)The Company’s non-performance risk impact of $84 million for GMxB Derivative Features Liability and $(16) million for the GMIB Reinsurance Contract Asset during the three months ended March 31, 2021, respectively, is recorded through Net derivative gains (losses).
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
The table below details changes in unrealized gains (losses) for the three months ended March 31, 2021 and 2020 by category for Level 3 assets and liabilities still held as of March 31, 2021 and 2020, respectively.
Change in Unrealized Gains (Losses) for Level 3 Instruments

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Held at March 31, 2021:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$9

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
State and political subdivisions	—	(1)
Total fixed maturities, AFS	—	8
GMIB reinsurance contracts	(724)	—
GMxB derivative features liability	3,357	—
Total	$2,633	$8

Held at March 31, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$(60)
State and political subdivisions	—	(3)
Asset-backed	—	(8)
Total fixed maturities, AFS	—	(71)
GMIB reinsurance contracts	892	—
Separate Account assets	—	—
GMxB derivative features liability	(1,166)	—
Total	$(274)	$(71)
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2021 and December 31, 2020, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$34	Matrix pricing model	Spread over Benchmark	20 - 245 bps	155 bps
	771	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	4.0x - 32.3x 6.0% - 16.7% 1.6x -25.0x	11.4x 8.5% 6.7x
Other equity investments	2	Market comparable companies	Revenue multiple	9.6x - 17.2x	16.0x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
GMIB reinsurance contract asset	2,133	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.6%-16% 0%-2% 0%-61% 52 - 88 bps 11%-28% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	1.93% 0.89% 5.27% 56 bps 23.8% 2.94% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	7,625	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality: Ages 0-40 Ages 41-60 Ages 61-115	102.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.44% 0.95% 5.18% 1.66% (same for all ages) (same for all ages)
GWBL/GMWB	134	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.8%-16% 0%-8% 100% once starting 11%-28% 102.0 bps	1.93% 0.89% 24%
GIB	(76)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.8%-15.6% 0%-2% 0%-100% 11%-28% 102.0 bps	1.93% 0.89% 5.27% 24%
GMAB	(2)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.8%-16% 11%-28% 102.0 bps	1.93% 24%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$28	Matrix pricing model	Spread over benchmark	45 - 195 bps	152 bps
	1,148	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples	3.5x - 33.1x 5.6% - 28.4% 1.9x -25.0x	10.8x 8.6% 6.8x
Other equity investments	2	Market comparable companies	Revenue multiple	9.7x - 26.4x	18.5x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

GMIB reinsurance contract asset	2,859	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	43 - 85 bps 0.6%-16% 0%-2% 0%-61% 7%-32% 0.01%-0.18% 0.07%-0.54% 0.42%-42.20%	50 bps 1.69% 0.91% 5.82% 24% 2.80% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	10,713	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 60 - 115	96.0 bps 1.1%-25.7% 0.4%-2% 0%-100% 0.01%-0.19% 0.06%-0.53% 0.41%-41.39%	3.19% 0.93% 5.51% 1.56% (same for all ages) (same for all ages)
GWBL/GMWB	190	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-16% 0%-8% 100% once starting 7%-32%	1.69% 0.91% 24%
GIB	31	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	96.0 bps 0.8%-15.6% 0%-2% 0%-100% 7%-32%	1.69% 0.91% 5.82% 24%
GMAB	2	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	96.0 bps 0.8%-16% 7%-32%	1.69% 24%
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
Excluded from the tables above as of March 31, 2021 and December 31, 2020, respectively, are approximately $556 million and $586 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of March 31, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2021:
Mortgage loans on real estate	$13,263	$—	$—	$13,514	$13,514
Policy loans	$3,603	$—	$—	$4,575	$4,575
Loans to affiliates	$900	$—	$927	$—	$927
Policyholders’ liabilities: Investment contracts	$2,030	$—	$—	$2,143	$2,143
FHLB funding agreements	$10,223	$—	$10,284	$—	$10,284
FABN funding agreements	$3,132	$—	$3,087	$—	$3,087
Separate Accounts liabilities	$10,658	$—	$—	$10,658	$10,658

December 31, 2020:
Mortgage loans on real estate	$13,142	$—	$—	$13,474	$13,474
Policy loans	$3,635	$—	$—	$4,794	$4,794
Loans to affiliates	$900	$—	$938	$—	$938
Policyholders’ liabilities: Investment contracts	$2,069	$—	$—	$2,275	$2,275
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 to Notes to Consolidated Financial Statements for details of investments in COLI policies.
8)    INCOME TAXES
Income tax expense for the three months ended March 31, 2021 and 2020 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
9)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended March 31, 2021.
10)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2021 and December 31, 2020 follow:

	March 31,	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$1,486	$4,600
Defined benefit pension plans	(5)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$1,481	$4,595

The components of OCI, net of taxes for the three months ended March 31, 2021 and 2020, follow:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(3,868)	$1,596
(Gains) losses reclassified into net income (loss) during the period (1)	(164)	(48)
Net unrealized gains (losses) on investments	(4,032)	1,548
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	918	(38)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of, $(828) and $403)	(3,114)	1,510
Other comprehensive income (loss), attributable to Equitable Financial	$(3,114)	$1,510
____________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $44 million and $13 million,for the three months ended March 31, 2021 and 2020, respectively.

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
11)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$41	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	—	(5)
Purchase/change of redeemable noncontrolling interests	7	(2)
Balance, end of period	$48	$32
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2021, the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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
In February 2016, a lawsuit was filed in the United States District Court for the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2007, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The current consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations by Equitable Financial in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision granting in part Brach Plaintiffs’ motion for class certification. The court certified nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs through a non-binding mediation process. No assurances can be given about the outcome of that mediation process. Separately, a substantial number of policy owners have opted out of the Brach class action and are not participating in that mediation process. Most have not yet filed suit. Others filed suit previously. They include five other federal actions challenging the COI rate increase that are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $472 million and pledged collateral with a carrying value of $6.7 billion as of March 31, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$16,050	$12,724	$173	$—	$9,133
Long-term funding agreements:
Due in years two through five	722	—	—	(173)	—	549
Due in more than five years	534	—	—	—	—	534
Total long-term funding agreements	1,256	—	—	(173)	—	1,083
Total funding agreements (1)	$6,890	$16,050	$12,724	$—	$—	$10,216
____________
(1)The $6 million and $7 million difference between the funding agreements carrying value shown in fair value table for March 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FABN Funding Agreements during the Three Months Ended March 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	450	—	—	—	1,600
Due in more than five years	800	750	—	—	—	1,550
Total long-term funding agreements	1,950	1,200	—	—	—	3,150
Total funding agreements (1)	$1,950	$1,200	$—	$—	$—	$3,150
_____________
(1) The $18 million and $11 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2021, these arrangements include commitments by the Company to provide equity financing of $1.2 billion (including $283 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2021. The Company had $456 million of commitments under existing mortgage loan agreements as of March 31, 2021.
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
13)     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
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
	(in millions)
Consolidated Balance Sheets:
Assets:
Investments:
Other invested assets	1,595	12	1,607
Total investments	90,613	12	90,625
Deferred policy acquisition costs	4,068	(85)	3,983
Total Assets	$218,841	$(73)	$218,768
Liabilities:
Future policy benefits and other policyholders’ liabilities	37,830	32	37,862
Current and deferred income taxes	1,637	(22)	1,615
Total Liabilities	$199,928	$10	$199,938
EQUITY
Retained earnings	7,953	(83)	7,870
Total equity attributable to Equitable Financial	18,872	(83)	18,789
Total Equity	18,881	(83)	18,798
Total Liabilities, Redeemable Noncontrolling interest and Equity	$218,841	$(73)	$218,768

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES:
Policy charges and fee income	904	1	905
Net derivative gains (losses)	9,533	(1)	9,532
Net investment income (loss)	591	13	604
Other income	17	(2)	15
Total revenues	11,588	11	11,599

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	2,597	29	2,626
Amortization of deferred policy acquisition costs	1,058	(36)	1,022
Other operating costs and expenses	213	1	214
Total benefits and deductions	4,398	(6)	4,392
Income (loss) from continuing operations, before income taxes	7,190	17	7,207
Income tax (expense) benefit from continuing operations	(1,454)	(3)	(1,457)
Net income (loss)	5,736	14	5,750
Net income (loss) attributable to Equitable Financial	$5,743	$14	$5,757

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$5,736	$14	$5,750
Foreign currency translation adjustment	—	—	—
Change in unrealized gains (losses), net of reclassification adjustment	1,514	(4)	1,510
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	—	—
Other comprehensive (income) loss from discontinued operations	—	—	—
Other comprehensive income	1,514	(4)	1,510
Comprehensive income (loss)	7,250	10	7,260
Less: Comprehensive income (loss) attributable to noncontrolling interest	(7)	—	(7)
Comprehensive income (loss) attributable to Equitable Financial	$7,257	$10	$7,267

	Three Months Ended March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$2,242	$(97)	$2,145
Net income (loss) attributable to Equitable Financial	5,743	14	5,757
Retained earnings, end of period	$7,953	$(83)	$7,870
Accumulated other comprehensive income (loss), beginning of year	$1,592	$4	$1,596
Other comprehensive income (loss)	1,514	(4)	1,510
Accumulated other comprehensive income (loss), end of period	$3,106	$—	$3,106
Total Equitable Financial equity, end of period	$18,872	$(83)	$18,789
Total equity, end of period	$18,881	$(83)	$18,798

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	March 31, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$5,736	$14	$5,750
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Policy charges and fee income	(904)	(1)	(905)
Net derivative (gains) losses	(9,533)	1	(9,532)
Amortization and depreciation	1,025	(35)	990
Future policy benefits	1,817	29	1,846
Reinsurance recoverable	(97)	1	(96)
Current and deferred income taxes	1,462	3	1,465
Net cash provided by (used in) operating activities	$(621)	$12	$(609)
Cash flows from financing activities:
Change in collateralized pledged assets	45	(1)	44
Change in collateralized pledged liabilities	667	(11)	656
Net cash provided by (used in) financing activities	$2,504	$(12)	$2,492
Cash and cash equivalents, end of period	7,492	—	7,492

14)    SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
Pursuant to the FABN program discussed in Note 12, in April 2021, Equitable Financial issued a $350 million funding agreement to the Trust with a fixed interest rate of 0.50% per annum and a maturity date of April 6, 2023. In addition, on the same date Equitable Financial issued a $650 million funding agreement to the Trust with a floating interest rate equal to the compounded Secured Overnight Financing Rate (“SOFR”) plus 39 basis points per annum which matures on April 6, 2023. Funding agreements issued to the Trust will be reported in Policyholders' account balances in the consolidated balance sheets in subsequent periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On October 27, 2020, Holdings entered into an MTA with VIAC, pursuant to which, among other things, VIAC will acquire all of the shares of the capital stock of CS Life. Prior to the closing, CS Life will affect the recapture of all of the business that is currently ceded to CS Life RE and sell 100% of the common stock of CS Life RE to an affiliate. Immediately following the sale of CS Life, CS Life and Equitable Financial will enter into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial will cede to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial in 2006-2008 (the “Block”). The Block is comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. CS Life will deposit assets supporting the General Account liabilities relating to the Block into a trust account for the benefit of Equitable Financial to secure its obligations to Equitable Financial under the Reinsurance Agreement. Equitable Financial will reinsure the separate accounts relating to the Block on a modified coinsurance basis. At closing, VIAC will contribute additional assets to the trust such that trust assets will exceed the liabilities they secure. Venerable Holdings Inc (“VHI”)will provide a parental guarantee of CS Life’s obligation to Equitable Financial under the Reinsurance Agreement. In addition, the investment of assets in the trust account will be subject to investment guidelines and the requirements of the trust will be strengthened upon certain triggers related to capital adequacy. The Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions.
The transaction is expected to close in the second quarter of 2021, subject to the satisfaction or waiver of customary closing conditions.
COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 including against variant strains of the virus. It is not possible to predict or estimate the longer-term effects of the pandemic, or any additional actions taken to contain or address the pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenues
Our revenues come from three principal sources:
•fee income derived from our products;
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
An additional source of net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes”, for further detail of the impact of assumption updates on net income (loss) in first quarter 2020.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “Summary of Critical Accounting Estimates —Liability for Future Policy Benefits” included in the 2020 Form 10-K.
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

Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three months ended March 31, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss). There was no assumption update for the three months ended March 31, 2021.

Three Months Ended March 31,
2020
(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(1,456)
All other assumption updates	(666)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(2,122)
Income tax (expense) benefit on assumption update	446
Net income (loss) impact of assumption update	$(1,676)
2020 Assumption Update
Due to the extraordinary economic conditions driven by the COVID-19 pandemic in the first quarter of 2020, we updated our interest rate assumption to grade from the current spot interest rate curve to an ultimate five-year historical average over a 10-year period. As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The low interest rate environment and subsequent update to the interest rate assumption caused a loss recognition event for our life interest-sensitive products, as well as to certain run-off business. This loss recognition event caused an acceleration of DAC amortization on our life interest-sensitive products and an increase in the premium deficiency reserve on the run-off business in the first quarter of 2020.
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
Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the COVID-19 pandemic related impacts on income (loss) from continuing operations, before income taxes and on net income (loss) during the Three Months Ended March 31, 2020:

	Three Months Ended March 31, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(2,122)	$(67)	$(2,189)
Income tax (expense) benefit	446	14	460
Net income (loss) from continuing operations, net of taxes	$(1,676)	$(53)	$(1,729)

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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions. These factors include, among others, significant volatility in financial markets and continued high unemployment levels as a result of the COVID-19 pandemic, concerns over economic growth in the United States and continued low interest rates.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value AV from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates falling and/or remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
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
Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2020 Form 10-K, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—Regulatory Developments.”
Regulation 213. In New York, Regulation 213, adopted in May of 2019 and as amended on February 26, 2020 and March 31, 2021, differs from the NAIC variable annuity reserve and capital framework. The February 2020 and the March 2021 amendments will not materially affect Holdings’ U.S. GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, as amended, absent management action, will require Holdings’ principal insurance subsidiary, Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, we believe that Regulation 213 could (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, particularly following the equity market appreciation in the second half of 2020 and the first quarter of 2021, and will be exacerbated upon closing of the Venerable Transaction. Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing the Company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework.
Fiduciary Rules / “Best Interest” Standards of Conduct
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, with an enforcement date of December 20, 2021. The new rule restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of the PTE now extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently devoting significant time and resources towards coming into compliance with PTE 2020-02 but do not expect the new rules to have a material impact on our business. However, in April 2021, the DOL published a set of Frequently Asked Questions document in which they indicated they are likely to further amend their fiduciary regulations, including PTE 2020-02, and we are closely monitoring for any such developments.
On April 29, 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned NY Department of Financial Services Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) for being unconstitutionally vague. The NYDFS has thirty days to file their appeal. It is anticipated that the state will file for and the court will automatically grant a stay, which means that Regulation 187 will stay in effect until the high court determines a final resolution.
Climate Risks. In September 2020, the NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, such as Equitable Financial, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects its exposure to climate risks. For example, an insurer should integrate the evaluation of climate risks into its governance structure and use scenario analysis to guide risk assessment. We are reviewing the NYDFS’ proposed guidance.
NYDFS Guidance on Diversity and Corporate Governance. On March 16, 2021, the NYDFS issued a circular letter which states that the NYDFS expects the insurers that it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS intends to collect data regarding the diversity of corporate boards and management, and it will include diversity-related questions in its examination process starting in 2022. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion.

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
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$880	$905
Premiums	205	236
Net derivative gains (losses)	(2,778)	9,532
Net investment income (loss)	836	604
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	1	(12)
Other investment gains (losses), net	182	67
Total investment gains (losses), net	183	55
Investment management and service fees	283	252
Other income	14	15
Total revenues	(377)	11,599

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	823	2,626
Interest credited to policyholders’ account balances	270	289
Compensation and benefits	81	80
Commissions	182	161
Interest expense	1	—
Amortization of deferred policy acquisition costs	62	1,022
Other operating costs and expenses	399	214
Total benefits and other deductions	1,818	4,392
Income (loss) from continuing operations, before income taxes	(2,195)	7,207
Income tax (expense) benefit	587	(1,457)
Net income (loss)	(1,608)	5,750
Less: Net income (loss) attributable to the noncontrolling interest	—	(7)
Net income (loss) attributable to Equitable Financial	$(1,608)	$5,757

The following discussion compares the results for the three months ended March 31, 2021 to the three months ended March 31, 2020.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Income (Loss) Attributable to Equitable Financial

Net income (loss) attributable to Equitable Financial decreased by $7.4 billion, to a net loss of $1.6 billion for the three months ended March 31, 2021 from a net income of $5.8 billion for the three months ended March 31, 2020, primarily driven by the following notable items:
Unfavorable items included:
•Net derivative gains decreased by $12.3 billion mainly due to an increase in interest rates and equity market appreciation in the first quarter of 2021 compared to decreases in interest rates and equity market depreciation in the first quarter of 2020, as well as the positive impacts from non-performance risk and credit spreads widening in the first quarter of 2020.
•Other operating costs and expenses increased by $185 million primarily driven by legal accruals related to the COI litigation.
•Fee-type revenue decreased by $26 million mainly due to lower amortization of the initial fee liability from the non-recurrence of the first quarter of 2020 interest rate assumption update and higher ceded premiums due to a new Term reinsurance treaty entered into in April 2020. This decrease was partially offset by higher fees as a result of higher average Separate Accounts AV.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $1.8 billion mainly due to the non-recurrence of the interest rate assumption update in the first quarter of 2020 and equity markets appreciation in the first quarter of 2021 compared to equity market depreciation in the first quarter of 2020.
•Amortization of DAC decreased by $960 million mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, our life products experienced loss recognition resulting in an acceleration of DAC amortization in the first quarter of 2020.
•Net investment income increased by $232 million mainly driven by higher income from alternative and seed capital investments.
•Net investment gains increased by $128 million primarily due to the rebalancing in the General Account associated with the Venerable transaction.
•Interest credited to policyholders’ account balances decreased by $19 million mainly due to a shift in portfolio mix and lower funding agreements costs due to lower interest rates.
•Income tax expense decreased by $2.0 billion primarily driven by a pre-tax loss in the first quarter of 2021 compared to pre-tax income in the first quarter of 2020.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the assumption update.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2020 Form 10-K. The most critical estimates include those used in determining:
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2020 in "Quantitative and Qualitative Disclosures About Market Risk".

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. See “Risk Factors—Legal and Regulatory Risks—Legal and regulatory” actions could have a material adverse effect on our reputation, business, results of operations or financial condition” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2020.. Risks to which we are subject include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.

Potential strategic transactions

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
On October 27, 2020, Holdings entered into a Master Transaction Agreement with Venerable Insurance and Annuity Company and Venerable Holdings, Inc.The closing of the transaction is subject to conditions, including the receipt of required regulatory approvals. No assurance can be given as to whether and when such conditions will be satisfied. A delay in the closing of the transaction may negatively impact the expected results from the transaction. In addition, if the transaction is completed, the actual financial results of the transaction could differ materially from our expectations and may be impacted by items not taken into account in our forecasts and calculations. For example, with the continued rise in interest rates and equity markets and reserve reduction following the Venerable transaction, Equitable Financial’s statutory reserve post-transaction could be floored at the aggregate cash surrender value of its variable annuity contracts. This would require Equitable Financial to hold statutory reserves in excess of what would otherwise be required. Equitable Financial hedges to its economic liabilities which are valued on a fair-value basis. Due to the statutory accounting treatment, the changes in the value of the derivatives are recognized in the period in which they occur while the offsetting changes in the reserves are recognized over time. As a result of this uneconomic statutory accounting asymmetry, our statutory RBC ratio and dividend capacity could be adversely impacted. The Company is considering management actions including corporate transactions to mitigate this impact. For more information on the Venerable transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

INDEX TO EXHIBITS

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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Product Terms

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
•“AFS” means available-for-sale
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
•“BPs” means basis points
•“CDS” means credit default swaps
•“CECL” means current expected credit losses
•“COI” means cost of insurance
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
•“FHLB” means Federal Home Loan Bank
•“Holdings” means Equitable Holdings, Inc.
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance
•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan-to-value
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
•“REIT” means real estate investment trusts
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SIO” means structured investment option
•“SPE” means special purpose entity
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“ULSG” means universal life products with secondary guarantee
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VOE” means voting interest entity

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Senior Executive Director and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director and Chief Accounting Officer (Principal Accounting Officer)