Form 10-Q
period 2021-06-30
Equitable Financial Life Insurance Co
filed 2021-08-05
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2021, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $65,545 and $68,136) (allowance for credit losses of $26 and $13)	$70,451	$76,353
Mortgage loans on real estate (net of allowance for credit losses of $63 and $81)	13,367	13,142
Policy loans	3,562	3,635
Other equity investments (1)	2,418	1,342
Trading securities, at fair value	855	5,340
Other invested assets	2,507	2,383
Total investments	93,160	102,195
Cash and cash equivalents	1,816	2,043
Deferred policy acquisition costs	3,985	3,816
Amounts due from reinsurers (allowance for credit losses of $5 and $5 )	13,011	3,053
Loans to affiliates	1,900	900
GMIB reinsurance contract asset, at fair value	2,290	2,859
Current and deferred income taxes	890	—
Other assets	3,379	3,078
Separate Accounts assets	142,580	133,350
Total Assets	$263,011	$251,294

LIABILITIES
Policyholders’ account balances	$71,360	$63,109
Future policy benefits and other policyholders' liabilities	37,042	40,151
Broker-dealer related payables	1,172	1,064
Amounts due to reinsurers	120	122
Current and deferred income taxes	—	234
Other liabilities	2,124	1,580
Separate Accounts liabilities	142,580	133,350
Total Liabilities	$254,398	$239,610
Redeemable noncontrolling interest (2)	$24	$41
Commitments and contingent liabilities (Note 12)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,531	7,841
Retained earnings	(2,584)	(795)
Accumulated other comprehensive income (loss)	2,640	4,595
Total Equity	8,589	11,643
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$263,011	$251,294
______________
(1)See Note 2 for details of balances with VIEs.
(2)See Note 11 for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$890	$824	$1,770	$1,729
Premiums	188	199	393	435
Net derivative gains (losses)	(1,138)	(5,908)	(3,916)	3,624
Net investment income (loss)	934	921	1,770	1,525
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	5	(31)	6	(43)
Other investment gains (losses), net	405	176	587	243
Total investment gains (losses), net	410	145	593	200
Investment management and service fees	280	235	563	487
Other income	27	10	41	25
Total revenues	1,591	(3,574)	1,214	8,025

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	852	691	1,675	3,317
Interest credited to policyholders’ account balances	286	279	556	568
Compensation and benefits	54	54	135	134
Commissions	172	148	354	309
Interest expense	—	—	1	—
Amortization of deferred policy acquisition costs	187	149	249	1,171
Other operating costs and expenses	225	218	624	432
Total benefits and other deductions	1,776	1,539	3,594	5,931
Income (loss) from continuing operations, before income taxes	(185)	(5,113)	(2,380)	2,094
Income tax (expense) benefit	12	1,027	599	(430)
Net income (loss)	(173)	(4,086)	(1,781)	1,664
Less: Net income (loss) attributable to the noncontrolling interest	1	4	1	(3)
Net income (loss) attributable to Equitable Financial	$(174)	$(4,090)	$(1,782)	$1,667

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(173)	$(4,086)	$(1,781)	$1,664

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	1,159	1,570	(1,955)	3,080
Other comprehensive income (loss), net of income taxes	1,159	1,570	(1,955)	3,080
Comprehensive income (loss)	986	(2,516)	(3,736)	4,744
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1	4	1	(3)
Comprehensive income (loss) attributable to Equitable Financial	$985	$(2,520)	$(3,737)	$4,747
_____________
(1)See Note 10 for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
Apri1 1, 2021	$2	$7,827	$(2,403)	$1,481	$6,907	$—	$6,907
Dividend to parent company	—	—	(7)	—	(7)	—	(7)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(174)	—	(174)	—	(174)
Other comprehensive income (loss)	—	—	—	1,159	1,159	—	1,159
Other	—	(46)	—	—	(46)	—	(46)
June 30, 2021	$2	$8,531	$(2,584)	$2,640	$8,589	$—	$8,589

Apri1 1, 2020	$2	$7,811	$7,870	$3,106	$18,789	$9	$18,798
Dividend to parent company	—	—	(1,200)	—	(1,200)	—	(1,200)
Net income (loss)	—	—	(4,090)	—	(4,090)	—	(4,090)
Other comprehensive income (loss)	—	—	—	1,570	1,570	—	1,570
Other	—	10	—	—	10	—	10
June 30, 2020	$2	$7,821	$2,580	$4,676	$15,079	$9	$15,088

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	(7)	—	(7)	—	(7)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(1,782)	—	(1,782)	—	(1,782)
Other comprehensive income (loss)	—	—	—	(1,955)	(1,955)	—	(1,955)
Other	—	(60)	—	—	(60)	—	(60)
June 30, 2021	$2	$8,531	$(2,584)	$2,640	$8,589	$—	$8,589

January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565
Dividend to parent company	—	—	(1,200)	—	(1,200)	—	(1,200)
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	1,667	—	1,667	(2)	1,665
Other comprehensive income (loss)	—	—	—	3,080	3,080	—	3,080
Other	—	12	—	—	12	(2)	10
June 30, 2020	$2	$7,821	$2,580	$4,676	$15,079	$9	$15,088

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,781)	$1,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	556	568
Policy charges and fee income	(1,770)	(1,729)
Net derivative (gains) losses	3,916	(3,624)
Credit losses on AFS debt securities and loans	(6)	43
Investment (gains) losses, net	(587)	(243)
Realized and unrealized (gains) losses on trading securities	42	(104)
Non-cash long-term incentive compensation expense	(31)	13
Amortization and depreciation	188	1,130
Equity (income) loss from limited partnerships	(219)	53
Changes in:
Reinsurance recoverable (1)	(755)	(149)
Capitalization of deferred policy acquisition costs	(341)	(291)
Future policy benefits	126	1,686
Current and deferred income taxes	(605)	439
Other, net	379	(324)
Net cash provided by (used in) operating activities	$(888)	$(868)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$20,494	$7,269
Mortgage loans on real estate	543	383
Trading account securities	4,529	801
Short-term investments	81	935
Other	1,096	155
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(26,007)	(11,292)
Mortgage loans on real estate	(741)	(860)
Trading account securities	(98)	(236)
Short-term investments	(5)	(651)
Other	(1,783)	(232)
Cash settlements related to derivative instruments, net	(6,119)	5,084
Issuance of loans to affiliates	(1,000)	—
Investment in capitalized software, leasehold improvements and EDP equipment	(26)	(21)
Other, net	(15)	51
Net cash provided by (used in) investing activities	$(9,051)	$1,386

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,718	$4,327
Withdrawals	(3,143)	(2,045)
Transfer (to) from Separate Accounts	1,025	900
Change in collateralized pledged assets	67	58
Change in collateralized pledged liabilities	1,266	247
Capital contribution from parent company	750	—
Shareholder dividend paid	(7)	(1,200)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	8	1
Other, net	28	20
Net cash provided by (used in) financing activities	$9,712	$2,308

Change in cash and cash equivalents	(227)	2,826
Cash and cash equivalents, beginning of year	2,043	1,492
Cash and cash equivalents, end of year	$1,816	$4,318

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$1	$14
Transfer of assets to reinsurer	$(9,023)	$—
_____________
(1) Amount includes cash paid for Venerable transaction of $494 million (see Note 1 Organization).

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
On June 1, 2021, Holdings completed its previously announced sale (the “Transaction”) of Corporate Solutions Life Reinsurance Company, an insurance company domiciled in Delaware and wholly owned subsidiary of Holdings (“CSLRC”), to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”). VIAC issued a surplus note in aggregate principal amount of $50 million to Equitable Financial for cash consideration.
Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. At the closing of the Transaction, CSLRC deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. The Company transferred assets of $9.5 billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, the Company recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC, a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, Equitable Investment Management Group, LLC will have the right to designate a member of the Board of Managers of VA Capital Company LLC.
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

All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2021” and “second quarter 2020” refer to the three months ended June 30, 2021 and 2020, respectively. The terms “first six months of 2021” and “first six months of 2020” refer to the six months ended June 30, 2021 and 2020, respectively.
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of June 30, 2021 and December 31, 2020, the carrying value of COLI was $999 million and $989 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
The Company has designated certain derivatives it uses to economically manage asset/liability risk in relationships which qualify for hedge accounting. To qualify for hedge accounting, we formally document our designation at inception of the hedge relationship as a cash flow, fair value or net investment hedge. This documentation includes our risk management objective and strategy for undertaking the hedging transaction. The Company identifies how the hedging instrument is expected to offset the designated risks related to the hedged item and the method that will be used to retrospectively and prospectively assess the hedge effectiveness. To qualify for hedge accounting, a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed and documented at inception and periodically throughout the life of the hedge accounting relationship.
The Company does not exclude any components of the hedging instrument from the effectiveness assessments and therefor does not separately measure or account for any excluded components of the hedging instrument.
While in cash flow hedge relationships, any periodic net receipts and payments from the hedging instrument are included in the income or expense line that the hedged item’s periodic income or expense is recognized. Other changes in the fair value of the hedging instrument while in a cash flow hedging relationship are reported within OCI. These amounts are deferred in AOCI until they are reclassified to Net income (loss). The reclassified amount offsets the effect of the cash flows on Net income (loss) in the same period when the hedged item affects earnings and on the same line as the hedged item.
We discontinue cash flow hedge accounting prospectively when the Company determines: (1) the hedging instrument is no longer highly effective in offsetting changes in the cash flow from the hedged risk, (2) the hedged item is no longer probable of occurring within two months of their forecast, or (3) the hedging instrument is otherwise redesignated from the hedging relationship. Changes in the fair value of the derivative after discontinuation of cash flow hedge accounting are accounted for as freestanding derivative positions not designated to hedge accounting relationships unless and until the derivative is redesignated to a hedge accounting relationship. When cash flow hedge accounting is discontinued the amounts deferred in AOCI during the hedge relationship continue to be deferred in

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AOCI, as long as the hedged items continue to be probable of occurring within two months of their forecast, until the hedged item affects Net income (loss). Any amount deferred in AOCI for hedged items which are no longer probable of occurring within two months of their forecast will be reclassified to “net derivative gains (losses)” at that time.
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. Once those criteria are assessed, if necessary, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment and recognized as a component of other expenses on a basis consistent with the expected life of the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as premiums ceded (assumed); and amounts due from reinsurers (amounts due to reinsurers) are established.
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
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives as they are net settled. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in net derivative gains (losses). Separate Account liabilities that have been ceded on a Modified coinsurance (Modco) basis, receivable and payable have been recognized on a net basis as right of setoff exists.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Consolidated VIEs
As of June 30, 2021 and December 31, 2020, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020 are total assets of $134 million and $12 million, respectively related to these VIE.
Non-Consolidated VIEs
As of June 30, 2021 and December 31, 2020, respectively, the Company held approximately $1.9 billion and $1.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $197.3 billion and $165.8 billion as of June 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $1.9 billion and $1.3 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of June 30, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Impact of Assumption Updates
There were no assumption changes in the first and second quarters of 2021.
The net impact of the assumption update in the first six months of 2020 was an increase in policy charges and fee income of $54 million, an increase in policyholders’ benefits of $1.3 billion, a decrease in interest credited to policyholders’ account balances of $6 million, and an increase in amortization of DAC of $840 million. This resulted in a decrease in income (loss) from operations, before income taxes of $2.1 billion and a decrease in net income (loss) of $1.7 billion.
Model Changes
There were no material model changes in the first and second quarters of 2021.
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
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2021 was $445 million. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2021: (5)
Fixed Maturities:
Corporate (1)	$43,004	$26	$3,071	$114	$45,935
U.S. Treasury, government and agency	14,528	—	1,774	4	16,298
States and political subdivisions	496	—	80	2	574
Foreign governments	907	—	54	9	952
Residential mortgage-backed (2)	99	—	10	—	109
Asset-backed (3)	4,876	—	30	2	4,904
Commercial mortgage-backed	1,564	—	36	5	1,595
Redeemable preferred stock (4)	71	—	13	—	84
Total at June 30, 2021	$65,545	$26	$5,068	$136	$70,451

December 31, 2020:
Fixed Maturities:
Corporate (1)	$48,501	$13	$4,703	$89	$53,102
U.S. Treasury, government and agency	12,644	—	3,304	5	15,943
States and political subdivisions	482	—	92	—	574
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	119	—	12	—	131
Asset-backed (3)	3,633	—	28	5	3,656
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	598	—	46	3	641
Total at December 31, 2020	$68,136	$13	$8,338	$108	$76,353
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
(5)Decrease in AFS Fixed Maturities as of June 30, 2021 is primarily due to transferred assets related to the Venerable transaction. For additional information on the Venerable transaction, see Note 1-Organization of the Notes to Consolidated Financial Statements.

The contractual maturities of AFS fixed maturities as of June 30, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2021:
Contractual maturities:
Due in one year or less	$1,963	$1,980
Due in years two through five	15,171	15,977
Due in years six through ten	15,771	16,976
Due after ten years	26,004	28,826
Subtotal	58,909	63,759
Residential mortgage-backed	99	109
Asset-backed	4,876	4,904
Commercial mortgage-backed	1,564	1,595
Redeemable preferred stock	71	84
Total at June 30, 2021	$65,519	$70,451

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and six months ended June 30, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Proceeds from sales	$9,531	$2,864	$16,719	$4,586
Gross gains on sales	$554	$205	$845	$274
Gross losses on sales	$(38)	$(24)	$(154)	$(27)

Credit losses	$(6)	$(11)	$(12)	$(13)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$34	$17	$28	$15
Previously recognized impairments on securities that matured, paid, prepaid or sold	(1)	—	(1)	—
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	8	8	10
Additional credit losses this period on securities previously impaired	1	3	5	3
Increases due to passage of time on previously recorded credit losses	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$40	$28	$40	$28
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2021	$3,124	$(301)	$(811)	$(423)	$1,589
Net investment gains (losses) arising during the period	2,196	—	—	—	2,196
Reclassification adjustment:					—
Included in Net income (loss)	(398)	—	—	—	(398)
Excluded from Net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(87)	(224)	(312)	(623)
Net unrealized investment gains (losses) excluding credit losses	4,922	(388)	(1,035)	(735)	2,764
Net unrealized investment gains (losses) with credit losses	9	(1)	(2)	(1)	5
Balance, June 30, 2021	$4,931	$(389)	$(1,037)	$(736)	$2,769

Balance, April 1, 2020	$5,040	$(205)	$(1,003)	$(805)	$3,027
Net investment gains (losses) arising during the period	3,336	—	—	—	3,336
Reclassification adjustment:					—
Included in Net income (loss)	(167)	—	—	—	(167)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(289)	(799)	(437)	(1,525)
Net unrealized investment gains (losses) excluding credit losses	8,209	(494)	(1,802)	(1,242)	4,671
Net unrealized investment gains (losses) with credit losses	(2)	—	1	—	(1)
Balance, June 30, 2020	$8,207	$(494)	$(1,801)	$(1,242)	$4,670

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(2,695)	—	—	—	(2,695)
Reclassification adjustment:					—
Included in net income (loss)	(574)	—	—	—	(574)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	77	777	514	1,368
Net unrealized investment gains (losses) excluding credit losses	4,930	(389)	(1,037)	(736)	2,768
Net unrealized investment gains (losses) with credit losses	1	—	—	—	1
Balance, June 30, 2021	$4,931	$(389)	$(1,037)	$(736)	$2,769

Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	5,362	—	—	—	5,362
Reclassification adjustment:
Included in net income (loss)	(230)	—	—	—	(230)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	331	(1,611)	(810)	(2,090)
Net unrealized investment gains (losses) excluding credit losses	8,216	(495)	(1,803)	(1,243)	4,675
Net unrealized investment gains (losses) with credit losses	(9)	1	2	1	(5)
Balance, June 30, 2020	$8,207	$(494)	$(1,801)	$(1,242)	$4,670
_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
The following tables disclose the fair values and gross unrealized losses of the 959 issues as of June 30, 2021 and the 537 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2021
Fixed Maturities:
Corporate	$4,777	$96	$297	$14	$5,074	$110
U.S. Treasury, government and agency	642	5	—	—	642	5
States and political subdivisions	84	2	—	—	84	2
Foreign governments	222	5	21	4	243	9
Asset-backed	902	2	20	—	922	2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Commercial mortgage-backed	402	5	—	—	402	5
Total at June 30, 2021	$7,029	$115	$338	$18	$7,367	$133

December 31, 2020:
Fixed Maturities:
Corporate	$2,773	$52	$332	$32	$3,105	$84
U.S. Treasury, government and agency	881	5	—	—	881	5
Foreign governments	153	2	20	4	173	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,669	$64	$439	$39	$5,108	$103
.

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2021 and December 31, 2020 were $313 million and $338 million, respectively, representing 3.6% and 2.9% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2021 and December 31, 2020, respectively, approximately $2.7 billion and $2.4 billion, or 4.1% and 3.6%, of the $65.5 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $21 million and $48 million as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, respectively, the $18 million and $39 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either June 30, 2021 or December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of June 30, 2021 was $31 million and $27 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three and six months ended June 30, 2021.
As of June 30, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$70	$43	$77	$33
Current-period provision for expected credit losses	(11)	19	(18)	29
Write-offs charged against the allowance	—	—	—	0
Recoveries of amounts previously written off	—	—	—	0
Net change in allowance	(11)	19	(18)	29
Balance, end of period	$59	$62	$59	$62

Agricultural mortgages:
Balance, beginning of period	$4	$3	$4	$3
Current-period provision for expected credit losses	—	1	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	1	—	1
Balance, end of period	$4	$4	$4	$4

Total allowance for credit losses	$63	$66	$63	$66

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of June 30, 2021 and December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1)

	June 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$184	$324	$768	$1,276
50% - 70%	616	1,242	377	619	701	3,536	7,091
70% - 90%	—	320	457	451	176	752	2,156
90% plus	—	—	—	12	5	207	224
Total commercial	$616	$1,562	$834	$1,266	$1,206	$5,263	$10,747

Agricultural:
0% - 50%	$92	$219	$130	$137	$131	$814	$1,523
50% - 70%	151	271	109	145	91	376	1,143
70% - 90%	—	—	—	—	—	17	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$243	$490	$239	$282	$222	$1,207	$2,683
Total mortgage loans:
0% - 50%	$92	$219	$130	$321	$455	$1,582	$2,799
50% - 70%	767	1,513	486	764	792	3,912	8,234
70% - 90%	—	320	457	451	176	769	2,173
90% plus	—	—	—	12	5	207	224
Total mortgage loans	$859	$2,052	$1,073	$1,548	$1,428	$6,470	$13,430

Debt Service Coverage Ratios (2)

	June 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$345	$1,170	$410	$772	$343	$3,070	$6,110
1.8x to 2.0x	131	227	174	117	423	389	1,461
1.5x to 1.8x	—	105	75	187	177	660	1,204
1.2x to 1.5x	—	60	75	102	148	571	956
1.0x to 1.2x	140	—	44	40	—	156	380
Less than 1.0x	—	—	56	48	115	417	636
Total commercial	$616	$1,562	$834	$1,266	$1,206	$5,263	$10,747

Agricultural:
Greater than 2.0x	$31	$67	$25	$22	$33	$232	$410
1.8x to 2.0x	35	38	26	23	14	78	214
1.5x to 1.8x	42	114	30	29	40	206	461
1.2x to 1.5x	95	182	117	124	78	397	993
1.0x to 1.2x	40	85	32	79	56	256	548
Less than 1.0x	—	4	9	5	1	38	57
Total agricultural	$243	$490	$239	$282	$222	$1,207	$2,683
Total mortgage loans:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Greater than 2.0x	$376	$1,237	$435	$794	$376	$3,302	$6,520
1.8x to 2.0x	166	265	200	140	437	467	1,675
1.5x to 1.8x	42	219	105	216	217	866	1,665
1.2x to 1.5x	95	242	192	226	226	968	1,949
1.0x to 1.2x	180	85	76	119	56	412	928
Less than 1.0x	—	4	65	53	116	455	693
Total mortgage loans	$859	$2,052	$1,073	$1,548	$1,428	$6,470	$13,430
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
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of June 30, 2021 and December 31, 2020. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
June 30, 2021:
Mortgage loans:
Commercial:
0% - 50%	$959	$—	$277	$—	$40	$—	$1,276
50% - 70%	4,356	1,026	726	585	197	201	7,091
70% - 90%	795	435	201	311	143	271	2,156
90% plus	—	—	—	60	—	164	224
Total commercial	$6,110	$1,461	$1,204	$956	$380	$636	$10,747

Agricultural:
0% - 50%	$300	$98	$289	$505	$303	$28	$1,523
50% - 70%	110	114	172	488	245	14	1,143
70% - 90%	—	2	—	—	—	15	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$410	$214	$461	$993	$548	$57	$2,683

Total mortgage loans:
0% - 50%	$1,259	$98	$566	$505	$343	$28	$2,799
50% - 70%	4,466	1,140	898	1,073	442	215	8,234
70% - 90%	795	437	201	311	143	286	2,173
90% plus	—	—	—	60	—	164	224
Total mortgage loans	$6,520	$1,675	$1,665	$1,949	$928	$693	$13,430

December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$839	$—	$160	$—	$—	$—	$999
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,934	$1,319	$1,955	$1,008	$167	$108	$10,491

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
Total mortgage loans:
0% - 50%	$1,136	$108	$451	$520	$317	$34	$2,566
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305
Total mortgage loans	$6,339	$1,523	$2,457	$1,997	$741	$166	$13,223
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of June 30, 2021 and December 31, 2020, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,747	$10,747	$—	$10,747	$—	$—
Agricultural	6	—	74	80	2,603	2,683	—	2,683	—	—
Total	$6	$—	$74	$80	$13,350	$13,430	$—	$13,430	$—	$—
December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,329	$10,491	$—	$10,491	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,949	$13,223	$—	$13,223	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of June 30, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
During the three and six months ended June 30, 2021, the Company had one new privately negotiated fixed maturity TDR with a pre-modification cost basis of $9 million and post-modification carrying value of $5 million. This TDR did not have subsequent payment defaults nor additional commitments to lend. The one privately negotiated fixed maturity TDR is 0.01% of the Company’s total invested assets. There were no mortgage loan on real estate accounted for as a TDR during three and six months ended June 30, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
During the three and six months ended June 30, 2020, the Company had four new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $42 million and post-modification carrying value of $37 million. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The four privately negotiated fixed maturity TDRs were 0.04% of the Company’s total invested assets. There were no mortgage loan on real estate accounted for as a TDR during three and six months ended June 30, 2020.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2021.
Unrealized and Realized Gains (Losses) from Equity Securities (1)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$3	$20
Net investment gains (losses) recognized on securities sold during the period	10	4
Unrealized and realized gains (losses) on equity securities	$13	$24
______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
Trading Securities
As of June 30, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $855 million and $5.3 billion. As of June 30, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $44 million and $43 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and six months ended June 30, 2021 and 2020:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(168)	$250	$(217)	$87
Net investment gains (losses) recognized on securities sold during the period	153	14	175	17
Unrealized and realized gains (losses) on trading securities	(15)	264	(42)	104
Interest and dividend income from trading securities	40	45	76	94
Net investment income (loss) from trading securities	$25	$309	$34	$198

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by the Company between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
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
Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows

The Company purchases private placement debt securities and issues funding agreements in the FABN program in currencies other than its functional US dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed US dollar amounts with improved net investment yields or net product costs over equivalent US dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting. The first cross currency swap hedges were designated and applied hedge accounting during the quarter ended June 30, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

These cross currency swaps are for the period the foreign currency denominated private placement debt securities and funding agreement are outstanding, with the longest cross currency swap expiring in 2033. Since designation and qualification as cash flow hedges, cross currency swap interest accruals are recognized in Net investment income and in Interest credited to policyholders’ account balances. Other changes in fair value of $18 million losses were deferred in OCI, $17 million loss were released from AOCI to increase Interest credited to policyholders’ account balances offsetting the foreign currency gain recognized on the foreign currency denominated funding agreements. The Company does not have an estimate of the amount of the deferred losses of $2 million in AOCI at June 30, 2021 for the cross currency swaps which will be released and reclassified into Net income (loss) over the next 12 months.
The tables below present quantitative disclosures about the Company’s derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
Derivative Instruments by Category

	June 30, 2021			Six Months Ended June 30, 2021
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$2,927	$—	$—	$(459)
Swaps	13,308	4	—	(2,606)
Options	54,224	11,007	4,604	2,344
Interest rate contracts:
Swaps (8)	6,292	75	575	(2,470)
Futures	9,550	—	—	(796)
Swaptions	—	—	—	—
Credit contracts:
Credit default swaps	766	5	2	2
Other freestanding contracts:
Foreign currency contracts	1,305	2	19	—
Margin	—	46	—	—
Collateral	—	145	5,872	—

Embedded derivatives:
Amounts due from reinsurers (9)	—	5,510	—	242
GMIB reinsurance contracts (3)	—	2,290	—	(566)
GMxB derivative features liability (4)	—	—	8,455	2,686
SCS, SIO, MSO and IUL indexed features (5)	—	—	5,955	(2,286)
Total derivative instruments	$88,372	$19,084	$25,482

Net derivative gains (losses) (6)				$(3,909)
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
(6)Investment fees of $7 million are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(7)Decrease in futures and swaps notional as of June 30, 2021 primarily due to the Venerable transaction (see Note 1 Organization).
(8)Includes the balance and results of the swaps used to hedge TIPS bonds except for the amount currently deferred in OCI.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(9)Represents GMIB NLG ceded related to the Venerable transaction.

Derivative Instruments by Category

	December 31, 2020			Six Months Ended June 30, 2020
		Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivative Gains (Losses) (2)
	(in millions)
Derivative instruments:
Freestanding derivatives (1):
Equity contracts:
Futures	$4,267	$—	$—	$(126)
Swaps	22,404	6	—	963
Options	35,786	8,383	3,715	(1,387)
Interest rate contracts:
Swaps (7)	23,773	551	653	3,658
Futures	18,161	—	—	2,072
Swaptions	—	—	—	9
Credit contracts:
Credit default swaps	919	8	1	(7)
Other freestanding contracts:
Foreign currency contracts	347	—	—	(3)
Margin	—	26	66	—
Collateral	—	212	3,835	—

Embedded derivatives:
GMIB reinsurance contracts (3)	—	2,859	—	1,026
GMxB derivative features liability (4)	—	—	10,936	(3,952)
SCS, SIO, MSO and IUL indexed features (5)	—	—	4,378	1,377
Total derivative instruments	$105,657	$12,045	$23,584

Net derivative gains (losses)				$3,630
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
(7)Includes the balance and results of the swaps used to hedge TIPS bonds except for the amount currently deferred in OCI.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of June 30, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $138 million and $135 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $53 million and $263 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $35 million.
Collateral Arrangements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2021 and December 31, 2020, respectively, the Company held $5.9 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0.1 billion and $212 million as of June 30, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2021 and December 31, 2020:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$11,283	$10,199	$1,084	$(823)	$261
Other financial assets	1,423	—	1,423	—	1,423
Other invested assets	$12,706	$10,199	$2,507	$(823)	$1,684

Liabilities:
Derivative liabilities	$10,250	$10,199	$51	$—	$51
Other financial liabilities	2,073	—	2,073	—	2,073
Other liabilities	$12,323	$10,199	$2,124	$—	$2,124
______________
(1)Financial instruments sent (held).
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$9,186	$8,206	$980	$(53)	$927
Other financial instruments	1,403	—	1,403	—	1,403
Other invested assets	$10,589	$8,206	$2,383	$(53)	$2,330

Liabilities:
Derivative liabilities	$8,218	$8,206	$12	$—	$12
Other financial liabilities	1,568	—	1,568	—	1,568
Other liabilities	$9,786	$8,206	$1,580	$—	$1,580
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

Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,059	$6,201
Policyholder dividend obligation	72	160
Other liabilities	76	39
Total Closed Block liabilities	6,207	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,350 and $3,359) (allowance for credit losses of $0)	3,629	3,718
Mortgage loans on real estate (net of allowance for credit losses of $5 and $6)	1,767	1,773
Policy loans	630	648
Cash and other invested assets	8	28
Other assets	117	169
Total assets designated to the Closed Block	6,151	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	56	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $72 and $160; and net of income tax: $(44) and $(42)	174	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$230	$231

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Premiums and other income	$37	$40	$76	$82
Net investment income (loss)	60	63	120	129
Investment gains (losses), net	2	(2)	2	(2)
Total revenues	99	101	198	209

Benefits and Other Deductions:
Policyholders’ benefits and dividends	90	103	196	206
Other operating costs and expenses	—	1	1	1
Total benefits and other deductions	90	104	197	207
Net income (loss), before income taxes	9	(3)	1	2
Income tax (expense) benefit	—	(1)	(1)	(1)
Net income (loss)	$9	$(4)	$—	$1

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$28	$2	$160	$2
Unrealized investment gains (losses)	44	—	(88)	—
Ending balance	$72	$2	$72	$2

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Six Months Ended June 30, 2021 and 2020

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, April 1, 2021	$5,083	$(81)	$5,966	$(2,133)
Paid guarantee benefits	(114)	19	(93)	13
Other changes in reserve	171	(43)	72	(183)
Impact of the Venerable transaction (1)	—	(2,176)	—	(2,141)
Balance, June 30, 2021	$5,140	$(2,281)	$5,945	$(4,444)

Balance, April 1, 2020	$5,041	$(105)	$6,272	$(3,305)
Paid guarantee benefits	(140)	4	(103)	17
Other changes in reserve	97	3	(48)	(145)
Balance, June 30, 2020	$4,998	$(98)	$6,121	$(3,433)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2021	$5,093	$(84)	$6,025	$(2,859)
Paid guarantee benefits	(247)	23	(184)	26
Other changes in reserve	294	(44)	104	530
Impact of the Venerable transaction (1)	—	(2,176)	—	(2,141)
Balance, June 30, 2021	$5,140	$(2,281)	$5,945	$(4,444)

Balance, January 1, 2020	$4,775	$(99)	$4,671	$(2,466)
Paid guarantee benefits	(251)	9	(177)	37
Other changes in reserve	474	(8)	1,627	(1,004)
Balance, June 30, 2020	$4,998	$(98)	$6,121	$(3,433)
____________
(1)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1- Organization, for details on the Venerable transaction.
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts and amounts due from reinsurers related to GMIB NLG product features (GMIB NLG Reinsurance) are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 Fair Value Disclosures.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of June 30, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of June 30, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$15,874	$85	$53	$161	$16,173
Separate Accounts	58,239	9,937	3,450	35,088	106,714
Total Account Values	$74,113	$10,022	$3,503	$35,249	$122,887

NAR, gross	$91	$28	$1,406	$15,645	$17,170
NAR, net of amounts reinsured	$88	$24	$983	$7,918	$9,013

Average attained age of policyholders (in years)	51.4	68.7	75.2	70.6	55.3
Percentage of policyholders over age 70	11.5%	50.0%	71.4%	55.9%	20.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$211	$227
Separate Accounts	—	—	26,142	37,582	63,724
Total Account Values	$—	$—	$26,158	$37,793	$63,951

NAR, gross	$—	$—	$669	$8,793	$9,462
NAR, net of amounts reinsured	$—	$—	$215	$3,605	$3,820

Average attained age of policyholders (in years)	N/A	N/A	64.6	70.5	68.3
Weighted average years remaining until annuitization	N/A	N/A	5.7	0.6	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2021		December 31, 2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$51,366	$20,039	$46,850	$18,771
Fixed income	5,451	2,607	5,506	2,701
Balanced	48,804	40,811	47,053	39,439
Other	1,093	267	1,111	275
Total	$106,714	$63,724	$100,520	$61,186

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

	2021			2020
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)

Balance, April 1,	$1,045	$(901)	$144	$920	$(827)	$93
Paid guarantee benefits	(13)	—	(13)	(13)	—	(13)
Other changes in reserves	32	(8)	24	34	(14)	20
Balance, June 30,	$1,064	$(909)	$155	$941	$(841)	$100

Balance, January 1,	$1,016	$(883)	$133	$894	$(808)	$86
Paid guarantee benefits	(28)	—	(28)	(26)	—	(26)
Other changes in reserves	76	(26)	50	73	(33)	40
Balance, June 30,	$1,064	$(909)	$155	$941	$(841)	$100
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended June 30, 2021 and December 31, 2020, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of June 30, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$44,686	$1,249	$45,935
U.S. Treasury, government and agency	—	16,298	—	16,298
States and political subdivisions	—	537	37	574
Foreign governments	—	952	—	952
Residential mortgage-backed (2)	—	109	—	109
Asset-backed (3)	—	4,777	127	4,904
Commercial mortgage-backed	—	1,584	11	1,595
Redeemable preferred stock	—	84	—	84
Total fixed maturities, AFS	—	69,027	1,424	70,451
Other equity investments	302	247	3	552
Trading securities	223	632	—	855
Other invested assets:
Short-term investments	—	5	1	6
Assets of consolidated VIEs/VOEs	—	—	10	10
Swaps	—	(513)	—	(513)
Credit default swaps	—	3	—	3
Options	—	6,403	—	6,403
Total other invested assets	—	5,898	11	5,909
Cash equivalents	895	308	—	1,203
Amounts due from reinsurer (5)	—	—	5,510	5,510
GMIB reinsurance contracts asset	—	—	2,290	2,290
Separate Accounts assets (4)	139,412	2,585	1	141,998
Total Assets	$140,832	$78,697	$9,239	$228,768

Liabilities:
GMxB derivative features’ liability	$—	$—	$8,455	$8,455
SCS, SIO, MSO and IUL indexed features’ liability	—	5,955	—	5,955
Total Liabilities	$—	$5,955	$8,455	$14,410
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2021 the fair value of such investments was $379 million.
(5)This represents GMIB NLG ceded reserves related to Venerable transaction. See Note 1- Organization for details of the Venerable transaction.

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
Also included are the Amounts due from Reinsurers related to the GMIB NLG product features (GMIB NLG Reinsurance). The fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios.
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature and GMIB NLG Reinsurance , adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $128 million and $160 million as of June 30, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $169 million at June 30, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2021, fixed maturities with fair values of $713 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $2 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.3% of total equity as of June 30, 2021.
During the six months ended June 30, 2020, fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $219 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 2.1% of total equity as of June 30, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities for the three and six months ended June 30, 2021 and 2020, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, April 1, 2021	$1,242	$38	$4	$65
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(7)	—	—	—
Subtotal	(5)	—	—	—
Other comprehensive income (loss)	17	—	—	—
Purchases	294	—	7	73
Sales	(135)	(1)	—	(11)
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(164)	—	—	—
Balance, Balance, June 30, 2021	$1,249	$37	$11	$127

Balance, April 1, 2020	$1,174	$36	$—	$40
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(11)	—	—	—
Subtotal	(10)	—	—	—
Other comprehensive income (loss)	6	5	—	8
Purchases	284	—	—	(48)
Sales	(44)	(1)	—	—
Transfers into Level 3 (1)	219	—	—	—
Transfers out of Level 3 (1)	23	—	—	—
Balance, June 30, 2020	$1,652	$40	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2021	$1,687	$39	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(13)	—	—	—
Subtotal	(10)	—	—	—
Other comprehensive income (loss)	26	(1)	—	—
Purchases	459	—	11	123
Sales	(202)	(1)	—	(16)
Transfers into Level 3 (1)	2	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—
Balance, June 30, 2021	$1,249	$37	$11	$127

Balance, January 1, 2020	$1,246	$39	$—	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(13)	—	—	—
Subtotal	(11)	—	—	—
Other comprehensive income (loss)	(54)	2	—	—
Purchases	345	—	—	—
Sales	(90)	(1)	—	—
Transfers into Level 3 (1)	219	—	—	—
Transfers out of Level 3 (1)	(3)	—	—	(100)
Balance, June 30, 2020	$1,652	$40	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Other Equity Investments	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, April 1, 2021	$12	$—	$2,133	$—	$(7,681)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	2	242	—	—	—
Net derivative gains (losses) (1)	—		158	—	(671)
Total realized and unrealized gains (losses)	2	242	158	—	(671)
Other comprehensive income (loss)	(1)	—	—	—	—
Purchases (2)	—	10	10	1	(118)
Sales (3)	—	(1)	(11)	—	15

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Other (5)	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, Balance, June 30, 2021	$13	$5,510	$2,290	$1	$(8,455)

Balance, April 1, 2020	$15	$—	$3,305	$—	$(9,580)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses)	—	—	133	—	(2,786)
Total realized and unrealized gains (losses)	—	—	133	—	(2,786)
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	1	—	12	—	(107)
Sales (3)	—	—	(17)	—	15
Settlements	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, June 30, 2020	$16	$—	$3,433	$—	$(12,458)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	1	242	—	—	—
Net derivative gains (losses) (1)	—	—	(566)	—	2,686
Total realized and unrealized gains (losses)	1	242	(566)	—	2,686
Purchases (2)	—	10	22	1	(235)
Sales (3)	—	(1)	(25)	—	30
Settlements	—	—	—	—	—
Other (5)	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	—	—	(1)	—
Balance, June 30, 2021	$13	$5,510	$2,290	$1	$(8,455)

Balance, January 1, 2020	$16	$—	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses)	—	—	1,026	—	(3,952)
Total realized and unrealized gains (losses)	—	—	1,026	—	(3,952)
Purchases (2)	1	—	23	—	(215)
Sales (3)	—	—	(37)	—	25
Settlements	—	—	—	—	—
Change in estimate	—	—	(45)	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, June 30, 2020	$16	$—	$3,433	$—	$(12,458)
______________
(1)For the three and six months ended June 30, 2021, the Company’s non-performance risk impact of $(60) million and $24 million for the GMxB Derivative Features Liability, $17 million and $1 million for the GMIB Reinsurance Contract Asset, and $12 million and $12 million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, Amounts Due from Reinsurers and GMxB derivative features liability, represents attributed fee.
(3)For the GMIB reinsurance contract asset and Amounts Due from Reinsurers, represents recoveries from reinsurers and for GMxB derivative features liability represents benefits paid.
(4)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(5)Represents the opening ceded balance from the Venerable transaction of the GMxB with no lapse guarantee riders.

The table below details changes in unrealized gains (losses) for the six months ended June 30, 2021 and 2020 by category for Level 3 assets and liabilities still held as of June 30, 2021 and 2020, respectively.
Change in Unrealized Gains (Losses) for Level 3 Instruments

Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
(in millions)
Held at June 30, 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Income (Loss)
	Net Derivative Gains (Losses)	OCI
	(in millions)
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$27
State and political subdivisions	—	(1)
Total fixed maturities, AFS	—	26
Amounts Due from Reinsurers	242	—
GMIB reinsurance contracts	(566)	—
GMxB derivative features liability	2,686	—
Total	$2,362	$26

Held at June 30, 2020:
Change in unrealized gains (losses):
Fixed maturities, AFS:
Corporate	$—	$(54)
State and political subdivisions	—	2
Asset-backed	—	—
Total fixed maturities, AFS	—	(52)
GMIB reinsurance contracts	1,026	—
Separate Account assets	—	—
GMxB derivative features liability	(3,952)	—
Total	$(2,926)	$(52)

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2021 and December 31, 2020, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$146	Matrix pricing model	Spread over Benchmark	20 - 320 bps	95 bps
	799	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples	4.5x - 26.5x 5.88% - 14.58% 0.4x - 16.9x	11.2x 9.0% 6.3x
Other equity investments	3	Market comparable companies	Revenue multiple	8.5x - 11.0x	10.5x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	2,290	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.56% - 15.62% 0.36% - 2.03% 0.04% - 60.91% 43 bps - 85 bps 9% - 28% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%	1.89% 0.88% 5.25% 48 bps 24% 2.94% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,510	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.56% - 15.62% 0.36% - 2.03% 0.04% - 60.91% 34 bps - 34 bps 9% - 28% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 42.20%	1.79% 1.09% 7.14% 34 bps 24% 2.21% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	8,378	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	98 bps - 98 bps 1.10% - 25.67% 0.36% - 2.03% 0.03% - 100.00% 0.01% - 0.19% 0.06% - 0.53% 0.41% - 41.39%	98 bps 3.37% 0.93% 5.16% 1.66% (same for all ages) (same for all ages)
GWBL/GMWB	139	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.80% - 15.62% 0.00% - 8.00% 100% once starting 9% - 28% 98 bps - 98 bps	1.89% 0.88% 24%
GIB	(60)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.80% - 15.62% 0.18% - 2.03% 0.04% - 100.00% 9% - 28% 98 bps - 98 bps	1.89% 0.88% 5.25% 24%
GMAB	(2)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.80% - 15.62% 9% - 28% 98 bps - 98 bps	1.89% 24%
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Excluded from the tables above as of June 30, 2021 and December 31, 2020, respectively, are approximately $494 million and $586 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
GMIB Reinsurance Contract Asset, Amounts Due from Reinsurers and GMxB Derivative Features
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using Company data.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates, and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
Fair value measurement of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and liabilities includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset and liabilities.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIBNLG liability and GMIB NLG Reinsurance are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIBNLG liability and GMIB NLG Reinsurance, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIBNLG liability and GMIB NLG Reinsurance.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of June 30, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2021:
Mortgage loans on real estate	$13,367	$—	$—	$13,683	$13,683
Policy loans	$3,562	$—	$—	$4,586	$4,586
Loans to affiliates	$1,900	$—	$1,923	$—	$1,923
Policyholders’ liabilities: Investment contracts	$1,989	$—	$—	$2,133	$2,133
FHLB funding agreements	$8,213	$—	$8,279	$—	$8,279
FABN funding agreements	$4,736	$—	$4,738	$—	$4,738
Separate Accounts liabilities	$11,424	$—	$—	$11,424	$11,424

December 31, 2020:
Mortgage loans on real estate	$13,142	$—	$—	$13,474	$13,474
Policy loans	$3,635	$—	$—	$4,794	$4,794
Loans to affiliates	$900	$—	$938	$—	$938
Policyholders’ liabilities: Investment contracts	$2,069	$—	$—	$2,275	$2,275
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081

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
8)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2021 and 2020 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
9)    RELATED PARTY TRANSACTIONS
In June 2021, Equitable Life made a $1.0 billion 10-year term loan to Holdings. The loan has an interest rate of 3.23% and matures in June 2031.
10)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2021 and December 31, 2020 follow:

	June 30,	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$2,645	$4,600
Defined benefit pension plans	(5)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$2,640	$4,595

The components of OCI, net of taxes for the three and six months ended June 30, 2021 and 2020, follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,744	$2,633	$(2,124)	$4,229
(Gains) losses reclassified into net income (loss) during the period (1)	(314)	(134)	(478)	(182)
Net unrealized gains (losses) on investments	1,430	2,499	(2,602)	4,047
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(271)	(929)	647	(967)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $308, $416, $(520) and $819)	1,159	1,570	(1,955)	3,080
Other comprehensive income (loss), attributable to Equitable Financial	$1,159	$1,570	$(1,955)	$3,080

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

____________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $83 million, $35 million , $127 million and $48 million for the three and six months ended June 30, 2021 and 2020, respectively.
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
Permitted Statutory Accounting Practices
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.5 billion in statutory surplus as of June 30, 2021, which will be amortized over 5 years. The permitted practice also resets Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
11)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$48	$32	$41	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	1	2	1	(3)
Purchase/change of redeemable noncontrolling interests	(25)	2	(18)	—
Balance, end of period	$24	$36	$24	$36
12)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in Arizona in 2017 and consolidated with the Brach matter. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs through a non-binding mediation process. No assurances can be given about the outcome of that mediation process. Separately, a substantial number of policy owners have opted out of the Brach class action and are not participating in that mediation process. Most have not yet filed suit. Others filed suit previously. They include five other federal actions challenging the COI rate increase that are also pending against Equitable Financial and have been coordinated with the Brach action for the purposes of pre-trial activities. They contain allegations similar to those in the Brach action as well as additional allegations for violations of various states’ consumer protection statutes and common law fraud. Two actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. For example, among other matters, the Company has been cooperating with the U.S. Securities and Exchange Commission (the “SEC”) concerning the SEC’s investigation into the Company’s non-ERISA K-12 403(b) and 457 sales and disclosure practices.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $382 million and pledged collateral with a carrying value of $10.8 billion as of June 30, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$32,276	$30,948	$227	$—	$7,189
Long-term funding agreements:
Due in years two through five	722	—	—	(227)	409	904
Due in more than five years	534	—	—	—	(409)	125
Total long-term funding agreements	1,256	—	—	(227)	—	1,029
Total funding agreements (1)	$6,890	$32,276	$30,948	$—	$—	$8,218
____________
(1)The $6 million and $7 million difference between the funding agreements carrying value shown in fair value table for June 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4. As of May 2021, the maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. The table below summarizes the Company’s activity of funding agreements under the FABN. Foreign currency

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	1,000	—	—	—	—	2,150
Due in more than five years	800	1,809	—	—	—	(17)	2,592
Total long-term funding agreements	1,950	2,809	—	—	—	(17)	4,742
Total funding agreements (1)	$1,950	$2,809	$—	$—	$—	$(17)	$4,742
_____________
(1)The $23 million and $11 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2021, these arrangements include commitments by the Company to provide equity financing of $1.3 billion (including $312 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2021. The Company had $543 million of commitments under existing mortgage loan agreements as of June 30, 2021.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Balance Sheets:
Assets:
Deferred policy acquisition costs	3,746	(70)	3,676
Total Assets	$232,378	$(70)	$232,308
Liabilities:
Future policy benefits and other policyholders’ liabilities	41,382	29	41,411
Current and deferred income taxes	1,020	(21)	999
Total Liabilities	$217,176	$8	$217,184
EQUITY
Retained earnings	2,658	(78)	2,580
Total equity attributable to Equitable Financial	15,157	(78)	15,079
Total Equity	15,166	(78)	15,088
Total Liabilities, Redeemable Noncontrolling interest and Equity	$232,378	$(70)	$232,308

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Income (Loss)
REVENUES
Policy charges and fee income	$825	$(1)	$824	$1,729	$—	$1,729
Net derivative gains (losses)	(5,903)	(5)	(5,908)	3,630	(6)	3,624
Net investment income (loss)	934	(13)	921	1,525	—	1,525
Other income	8	2	10	25	—	25
Total revenues	(3,557)	(17)	(3,574)	8,031	(6)	8,025

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	700	(9)	691	3,297	20	3,317
Amortization of deferred policy acquisition costs	164	(15)	149	1,222	(51)	1,171
Other operating costs and expenses	218	—	218	431	1	432
Total benefits and deductions	1,563	(24)	1,539	5,961	(30)	5,931
Income (loss) from continuing operations, before income taxes	(5,120)	7	(5,113)	2,070	24	2,094
Income tax (expense) benefit from continuing operations	1,029	(2)	1,027	(425)	(5)	(430)
Net income (loss)	(4,091)	5	(4,086)	1,645	19	1,664
Net income (loss) attributable to Equitable Financial	$(4,095)	$5	$(4,090)	$1,648	$19	$1,667

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$(4,091)	$5	$(4,086)	$1,645	$19	$1,664
Change in unrealized gains (losses), net of reclassification adjustment	1,569	—	1,569	3,083	(4)	3,079
Other comprehensive income	1,570	—	1,570	3,084	(4)	3,080
Comprehensive income (loss)	(2,521)	5	(2,516)	4,729	15	4,744
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3)	7	4	(3)	—	(3)
Comprehensive income (loss) attributable to Equitable Financial	$(2,518)	$(2)	$(2,520)	$4,732	$15	$4,747

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Equity:
Retained earnings, beginning of year	$7,953	$(83)	$7,870	$2,242	$(97)	$2,145
Net income (loss) attributable to Equitable Financial	(4,095)	5	(4,090)	1,648	19	1,667
Retained earnings, end of period	$2,658	$(78)	$2,580	$2,658	$(78)	$2,580
Accumulated other comprehensive income (loss), beginning of year	$3,106	$—	$3,106	$1,592	$4	$1,596
Other comprehensive income (loss)	1,570	—	1,570	3,084	(4)	3,080
Total Equitable Financial equity, end of period	$15,157	$(78)	$15,079	$15,157	$(78)	$15,079
Total equity, end of period	$15,166	$(78)	$15,088	$15,166	$(78)	$15,088

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2020
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Consolidated Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$1,645	$19	$1,664
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Net derivative (gains) losses	(3,630)	6	(3,624)
Amortization and depreciation	1,181	(51)	1,130
Future policy benefits	1,666	20	1,686
Current and deferred income taxes	433	6	439
Net cash provided by (used in) operating activities	(868)	—	(868)
Cash and cash equivalents, end of period	$4,318	$—	$4,318

14)    SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
On July 12, 2021, Equitable Financial completed its inaugural $500 million sustainable financing issuance. Pursuant to the FABN program discussed in Note 12, the issuance was offered in the form of funding agreement backed notes through Equitable Financial Life Global Funding, having a fixed interest rate of 1.30% per annum and maturing in July 2026.

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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On June 1, 2021, Holdings completed its previously announced sale (the “Transaction”) of Corporate Solutions Life Reinsurance Company, an insurance company domiciled in Delaware and wholly owned subsidiary of Holdings (“CSLRC”), to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”). VIAC issued a surplus note in aggregate principal amount of $50 million to Equitable Financial for cash consideration.
Immediately following the closing of the Transaction, CSLRC and Equitable Financial Life, entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. At the closing of the Transaction, CSLRC deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. The Company transferred assets of $9.5 billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, the Company recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC, a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, Equitable Investment Management Group, LLC will have the right to designate a member of the Board of Managers of VA Capital Company LLC.
COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. Vaccine distribution continues to progress in the United States, and many government-imposed restrictions have been reduced or removed. Despite this progress, the extent of the pandemic’s impact on us will depend on future developments that remain highly uncertain, including slowing COVID-19 vaccination rates and the efficacy of vaccines against COVID-19 variant strains. It is not possible to predict or estimate the longer-term effects of the pandemic, or any additional actions taken to contain or address the pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” in the 2020 Form 10-K.
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
Impact of Hedging and GMxB Reinsurance on Results
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. These programs include:
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
•GMxB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by EFLIC between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves.
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

For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “Summary of Critical Accounting Estimates—Liability for Future Policy Benefits” included in the 2020 Form 10-K.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and six months ended June 30, 2020 to our Income (loss) from continuing operations, before income taxes and Net income (loss). There were no assumption update for the three and six months ended June 30, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$—	$(1,456)
All other assumption updates	—	(666)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	—	(2,122)
Income tax (expense) benefit on assumption update	—	446
Net income (loss) impact of assumption update	$—	$(1,676)

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
Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the COVID-19 pandemic related impacts on income (loss) from continuing operations, before income taxes and on net income (loss) during the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(2,122)	$(67)	$(2,189)
Income tax (expense) benefit	446	14	460
Net income (loss) from continuing operations, net of taxes	$(1,676)	$(53)	$(1,729)

2020 Model Changes
There were no material model changes in the first and second quarters of 2021.
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
Regulation 213. In New York, Regulation 213, adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Regulation 213, as amended, will not materially affect Holdings’ U.S. GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, absent management action, requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard. Absent management action, Regulation 213 will (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, as was the case following the equity market appreciation in the second half of 2020 and the first quarter of 2021. Such impacts were exacerbated upon closing of the Venerable transaction. Holdings is considering management actions to mitigate the impact of Regulation 213. These actions could include seeking further amendment of Regulation 213 or exemptive relief therefrom in addition to a permitted practice recently granted by the NYDFS which partially mitigates the Regulation 213 impact of the Venerable transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework, as well as changing the Company’s underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and other corporate transactions intended to reduce the impact of the regulation. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 10 of the Notes to the Consolidated Financial Statements for further detail on the permitted practice recently granted by the NYDFS.
Fiduciary Rules / “Best Interest” Standards of Conduct
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, with an enforcement date of December 20, 2021. The new rule restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently devoting significant time and resources towards coming into compliance with PTE 2020-02 but do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of a proposed rulemaking by year-end 2021 that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions.
In April 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned NY Department of Financial Services Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) for being unconstitutionally vague. In June 2021, the NYDFS appealed this ruling to the New York State Court of Appeals, which automatically granted a stay, meaning that Regulation 187 remains in effect pending a decision by the Court of Appeals.
Climate Risks. In September 2020, the NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. In March 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, such as Equitable Financial, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects its exposure to climate risks. For example, an insurer should integrate the evaluation of climate risks into its governance structure and use scenario analysis to guide risk assessment. We provided comments after reviewing the NYDFS’ proposed guidance designed to ensure that such guidance is consistent with our existing risk management framework. The NYDFS intends to formally adopt the guidance, as modified by the comment process, in the third quarter of 2021.
On July 14, 2021, the NYDFS published notice of the adoption of amendments to the regulation governing enterprise risk management, effective August 13, 2021. The amendments require that certain additional risks, including climate change, be included in an insurance group’s enterprise risk management function, among other requirements.

NYDFS Guidance on Diversity and Corporate Governance. In March 2021, the NYDFS issued a circular letter which states that the NYDFS expects the insurers that it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS is collecting data from New York domestic and authorized foreign insurers that meet certain premium thresholds, including Equitable Financial, regarding the diversity of corporate boards and management, and it will include diversity-related questions in its examination process starting in 2022. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion.

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
The following table summarizes our consolidated statements of income (loss) for the six months ended June 30, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Six Months Ended June 30,
	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$1,770	$1,729
Premiums	393	435
Net derivative gains (losses)	(3,916)	3,624
Net investment income (loss)	1,770	1,525
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	6	(43)
Other investment gains (losses), net	587	243
Total investment gains (losses), net	593	200
Investment management and service fees	563	487
Other income	41	25
Total revenues	1,214	8,025

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,675	3,317
Interest credited to policyholders’ account balances	556	568
Compensation and benefits	135	134
Commissions	354	309
Interest expense	1	—
Amortization of deferred policy acquisition costs	249	1,171
Other operating costs and expenses	624	432
Total benefits and other deductions	3,594	5,931
Income (loss) from continuing operations, before income taxes	(2,380)	2,094
Income tax (expense) benefit	599	(430)
Net income (loss)	(1,781)	1,664
Less: Net income (loss) attributable to the noncontrolling interest	1	(3)
Net income (loss) attributable to Equitable Financial	$(1,782)	$1,667

The following discussion compares the results for the six months ended June 30, 2021 to the six months ended June 30, 2020.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Income (Loss) Attributable to Equitable Financial

Net income (loss) attributable to Equitable Financial decreased by $3.4 billion, to a net loss of $1.8 billion for the six months ended June 30, 2021 from a net income of $1.7 billion for the six months ended June 30, 2020, primarily driven by the following notable items:
Unfavorable items included:
•Net derivative gains decreased by $7.5 billion mainly due to an increase in interest rates and equity market appreciation in the first half of 2021 compared to decreases in interest rates and equity market depreciation in the first half of 2020, as well as the positive impacts from non-performance risk and credit spreads widening in the first half of 2020.
•Other operating costs and expenses increased by $192 million primarily driven by legal accruals related to the COI litigation.
•Commissions increased by $45 million mainly due to higher asset balance.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $1.6 billion mainly due to reflecting the non-recurrence of the interest rate assumption update in the first half of 2020 and equity markets appreciation in the first half of 2021 compared to equity market depreciation in the first half of 2020.
•Amortization of DAC decreased by $922 million mainly due to the interest rate assumption update in the first half of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, our life products experienced loss recognition resulting in an acceleration of DAC amortization in the first half of 2020.
•Net investment gains increased by $393 million primarily due to the rebalancing in the General Account associated with the Venerable transaction.
•Net investment income increased by $245 million mainly driven by higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
•Fee-type revenue increased by $91 million mainly due to higher base fees, performance fees and distribution revenues as a result of higher average AUM revenues and higher fees as a result of higher average Separate Accounts AV.
•Income tax expense decreased by $1.0 billion primarily driven by a pre-tax loss in the first half of 2021 compared to pre-tax income in the first half of 2020.
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

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

INDEX TO EXHIBITS

Number		Description
10.1		Coinsurance and Modified Coinsurance Agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021).
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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
•“COLI” means corporate owned life insurance
•“Holdings” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
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

Date: August 5, 2021	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Senior Executive Director and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021		/s/ William Eckert
		Name:	William Eckert
		Title:	Managing Director and Chief Accounting Officer (Principal Accounting Officer)