Form 10-Q
period 2021-09-30
Equitable Financial Life Insurance Co
filed 2021-11-04
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2021, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and, access to and cost of capital; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, operational failures, our service providers, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $67,332 and $68,136) (allowance for credit losses of $27 and $13)	$71,708	$76,353
Mortgage loans on real estate (net of allowance for credit losses of $64 and $81)	13,431	13,142
Policy loans	3,541	3,635
Other equity investments (1)	2,733	1,342
Trading securities, at fair value	409	5,340
Other invested assets	2,339	2,383
Total investments	94,161	102,195
Cash and cash equivalents	1,307	2,043
Deferred policy acquisition costs	4,099	3,816
Amounts due from reinsurers (allowance for credit losses of $— and $5 ) (fair value of $5,869 and $—) (3)	13,388	3,053
Loans to affiliates	1,900	900
GMIB reinsurance contract asset, at fair value	2,156	2,859
Current and deferred income taxes	886	—
Other assets	3,601	3,078
Separate Accounts assets	138,942	133,350
Total Assets	$260,440	$251,294

LIABILITIES
Policyholders’ account balances	$72,055	$63,109
Future policy benefits and other policyholders' liabilities	37,416	40,151
Broker-dealer related payables	641	1,064
Amounts due to reinsurers	211	122
Current and deferred income taxes	—	234
Other liabilities	2,510	1,580
Separate Accounts liabilities	138,942	133,350
Total Liabilities	$251,775	$239,610
Redeemable noncontrolling interest (2)	$25	$41
Commitments and contingent liabilities (Note 13)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,539	7,841
Retained earnings	(2,187)	(795)
Accumulated other comprehensive income (loss)	2,286	4,595
Total Equity	8,640	11,643
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$260,440	$251,294
______________
(1)See Note 2 for details of balances with VIEs.
(2)See Note 12 for details of redeemable noncontrolling interest.
(3)Represents the fair value of the ceded reserves to Venerable. See Note 1- Organization for details of the Venerable transaction and Note 8- Fair Value Disclosures.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$811	$853	$2,581	$2,582
Premiums	181	178	574	613
Net derivative gains (losses)	(236)	(1,527)	(4,152)	2,097
Net investment income (loss)	885	809	2,655	2,334
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(2)	(4)	4	(47)
Other investment gains (losses), net	166	19	753	262
Total investment gains (losses), net	164	15	757	215
Investment management and service fees	228	257	791	744
Other income	24	18	65	43
Total revenues	2,057	603	3,271	8,628

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	708	950	2,383	4,267
Interest credited to policyholders’ account balances	285	277	841	845
Compensation and benefits	111	76	246	210
Commissions	140	153	494	462
Interest expense	—	—	1	—
Amortization of deferred policy acquisition costs	93	119	342	1,290
Other operating costs and expenses	223	221	847	653
Total benefits and other deductions	1,560	1,796	5,154	7,727
Income (loss) from continuing operations, before income taxes	497	(1,193)	(1,883)	901
Income tax (expense) benefit	(99)	249	500	(181)
Net income (loss)	398	(944)	(1,383)	720
Less: Net income (loss) attributable to the noncontrolling interest	—	2	1	(1)
Net income (loss) attributable to Equitable Financial	$398	$(946)	$(1,384)	$721

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$398	$(944)	$(1,383)	$720

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(354)	247	(2,309)	3,327
Other comprehensive income (loss), net of income taxes	(354)	247	(2,309)	3,327
Comprehensive income (loss)	44	(697)	(3,692)	4,047
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	2	1	(1)
Comprehensive income (loss) attributable to Equitable Financial	$44	$(699)	$(3,693)	$4,048
_____________
(1)See Note 11 for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
July 1, 2021	$2	$8,531	$(2,584)	$2,640	$8,589	$—	$8,589
Dividend to parent company	—	—	—	—	—	—	—
Capital contribution from parent company	—	—	—	—	—	—	—
Net income (loss)	—	—	398	—	398	—	398
Other comprehensive income (loss)	—	—	—	(354)	(354)	—	(354)
Other	—	8	(1)	—	7	—	7
September 30, 2021	$2	$8,539	$(2,187)	$2,286	$8,640	$—	$8,640

July 1, 2020	$2	$7,821	$2,580	$4,676	$15,079	$9	$15,088
Dividend to parent company	—	—	—	—	—	—	—
Net income (loss)	—	—	(946)	—	(946)	—	(946)
Other comprehensive income (loss)	—	—	—	247	247	—	247
Other	—	10	—	—	10	—	10
September 30, 2020	$2	$7,831	$1,634	$4,923	$14,390	$9	$14,399

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	(7)	—	(7)	—	(7)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(1,384)	—	(1,384)	—	(1,384)
Other comprehensive income (loss)	—	—	—	(2,309)	(2,309)	—	(2,309)
Other	—	(52)	(1)	—	(53)	—	(53)
September 30, 2021	$2	$8,539	$(2,187)	$2,286	$8,640	$—	$8,640

January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565
Dividend to parent company	—	—	(1,200)	—	(1,200)	—	(1,200)
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	721	—	721	(2)	719
Other comprehensive income (loss)	—	—	—	3,327	3,327	—	3,327
Other	—	22	—	—	22	(2)	20
September 30, 2020	$2	$7,831	$1,634	$4,923	$14,390	$9	$14,399

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,383)	$720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	841	845
Policy charges and fee income	(2,581)	(2,582)
Net derivative (gains) losses	4,152	(2,097)
Credit losses on AFS debt securities and loans	(4)	47
Investment (gains) losses, net	(753)	(262)
Realized and unrealized (gains) losses on trading securities	49	(98)
Non-cash long-term incentive compensation expense	(23)	21
Amortization and depreciation	242	1,230
Equity (income) loss from limited partnerships	(371)	13
Changes in:
Reinsurance recoverable (1)	(824)	(202)
Capitalization of deferred policy acquisition costs	(519)	(414)
Future policy benefits	33	1,811
Current and deferred income taxes	(507)	502
Other, net	229	(171)
Net cash provided by (used in) operating activities	$(1,419)	$(637)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$25,629	$10,002
Mortgage loans on real estate	1,417	454
Trading account securities	5,010	1,320
Short-term investments	84	1,431
Other	1,509	519
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(32,790)	(16,620)
Mortgage loans on real estate	(1,680)	(1,208)
Trading account securities	(142)	(403)
Short-term investments	(5)	(1,098)
Other	(2,377)	(678)
Cash settlements related to derivative instruments, net	(6,522)	2,560
Issuance of loans to affiliates	(1,000)	—
Investment in capitalized software, leasehold improvements and EDP equipment	(41)	(31)
Other, net	(15)	(397)
Net cash provided by (used in) investing activities	$(10,923)	$(4,149)

Cash flows from financing activities:

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Policyholders’ account balances:
Deposits	$12,336	$7,542
Withdrawals	(4,647)	(3,144)
Transfer (to) from Separate Accounts	1,569	1,966
Change in collateralized pledged assets	55	58
Change in collateralized pledged liabilities	1,492	1,981
Capital contribution from parent company	750	—
Shareholder dividend paid	(7)	(1,200)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	10	4
Other, net	48	49
Net cash provided by (used in) financing activities	$11,606	$7,256

Change in cash and cash equivalents	(736)	2,470
Cash and cash equivalents, beginning of year	2,043	1,492
Cash and cash equivalents, end of year	$1,307	$3,962

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$3	$20
Transfer of assets to reinsurer	$(9,023)	$—
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
The Company’s two principal subsidiaries include Equitable Distributors, LLC (“Equitable Distributors”) and Equitable Investment Management Group, LLC (“EIMG”), which both are wholly-owned indirect subsidiaries of Holdings.
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
In addition, upon the completion of the Transaction, EIMG, a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.

On June 22, 2021, Holdings completed the formation of Equitable Investment Management, LLC, (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, following the formation of EIM, EIMG terminated, and EIM, entered into certain administrative agreements with separate accounts held by the Company. In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement in which EIM will become the investment manager for the Company’s general account portfolio.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2021” and “third quarter 2020” refer to the three months ended September 30, 2021 and 2020, respectively. The terms “first nine months of 2021” and “first nine months of 2020” refer to the nine months ended September 30, 2021 and 2020, respectively.
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of September 30, 2021 and December 31, 2020, the carrying value of COLI was $1.0 billion and $989 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. Once those criteria are met, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
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
Consolidated VIEs
As of September 30, 2021 and December 31, 2020, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020 are total assets of $133 million and $12 million, respectively related to these VIE.
Non-Consolidated VIEs
As of September 30, 2021 and December 31, 2020, respectively, the Company held approximately $2.0 billion and $1.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $240.7 billion and $165.8 billion as of September 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.0 billion and $1.3 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of September 30, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
Annual Update

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The net impact of assumption changes in the third quarter of 2021 decreased policy charges and fee income by $32 million, decreased policyholders’ benefits by $100 million, decreased net derivative gains by $249 million, and decreased amortization of DAC by $19 million. This resulted in a decrease in income (loss) from operations, before income taxes of $162 million and decreased net income (loss) by $128 million. As part of this annual update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.
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
First Quarter of 2020 Update
The net impact of the economic assumption update in the first quarter of 2020 increased policy charges and fee income by $54 million, increased policyholders’ benefits by $1.3 billion, decreased interest credited to policyholders’ account balances by $6 million, and increased amortization of DAC by $840 million. This resulted in a decrease in income (loss) from continuing operations, before income taxes of $2.1 billion and decreased net income (loss) of $1.7 billion
Model Changes
There were no material model changes in the first nine months of 2021.
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
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2021 was $473 million. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2021
Fixed Maturities:
Corporate (1)	$44,856	$27	$2,787	$164	$47,452
U.S. Treasury, government and agency	13,464	—	1,642	23	15,083
States and political subdivisions	504	—	77	3	578
Foreign governments	977	—	43	17	1,003
Residential mortgage-backed (2)	90	—	8	—	98
Asset-backed (3)	5,542	—	28	4	5,566
Commercial mortgage-backed	1,858	—	28	12	1,874
Redeemable preferred stock (4)	41	—	13	—	54
Total at September 30, 2021	$67,332	$27	$4,626	$223	$71,708

December 31, 2020:
Fixed Maturities:
Corporate (1)	$48,501	$13	$4,703	$89	$53,102
U.S. Treasury, government and agency	12,644	—	3,304	5	15,943
States and political subdivisions	482	—	92	—	574
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	119	—	12	—	131
Asset-backed (3)	3,633	—	28	5	3,656
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	598	—	46	3	641
Total at December 31, 2020	$68,136	$13	$8,338	$108	$76,353
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
(4) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2-Significant Accounting Policies – Investments).

The contractual maturities of AFS fixed maturities as of September 30, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2021:
Contractual maturities:
Due in one year or less	$1,649	$1,660
Due in years two through five	15,999	16,774
Due in years six through ten	15,819	16,848
Due after ten years	26,307	28,834
Subtotal	59,774	64,116
Residential mortgage-backed	90	98
Asset-backed	5,542	5,566
Commercial mortgage-backed	1,858	1,874
Redeemable preferred stock	41	54
Total at September 30, 2021	$67,305	$71,708

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three and nine months ended September 30, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Proceeds from sales	$3,575	$1,399	$20,294	$5,985
Gross gains on sales	$172	$23	$1,017	$297
Gross losses on sales	$(6)	$(5)	$(160)	$(32)

Credit losses	$(2)	$—	$(14)	$(13)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$40	$28	$28	$15
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	—	(3)	—
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	1	(2)	9	7
Additional credit losses this period on securities previously impaired	1	2	6	6
Increases due to passage of time on previously recorded credit losses	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$40	$28	$40	$28
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2021	$4,931	$(389)	$(1,037)	$(736)	$2,769
Net investment gains (losses) arising during the period	(362)	—	—	—	(362)
Reclassification adjustment:					—
Included in Net income (loss)	(165)	—	—	—	(165)
Excluded from Net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	28	55	93	176
Net unrealized investment gains (losses) excluding credit losses	4,404	(361)	(982)	(643)	2,418
Net unrealized investment gains (losses) with credit losses	(1)	—	—	—	(1)
Balance, September 30, 2021	$4,403	$(361)	$(982)	$(643)	$2,417

Balance, July 1, 2020	$8,207	$(494)	$(1,801)	$(1,242)	$4,670
Net investment gains (losses) arising during the period	345	—	—	—	345
Reclassification adjustment:					—
Included in Net income (loss)	(18)	—	—	—	(18)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	54	(6)	(79)	(31)
Net unrealized investment gains (losses) excluding credit losses	8,534	(440)	(1,807)	(1,321)	4,966
Net unrealized investment gains (losses) with credit losses	3	—	(1)	—	2
Balance, September 30, 2020	$8,537	$(440)	$(1,808)	$(1,321)	$4,968

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(3,057)	—	—	—	(3,057)
Reclassification adjustment:					—
Included in net income (loss)	(739)	—	—	—	(739)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	105	832	607	1,544
Net unrealized investment gains (losses) excluding credit losses	4,403	(361)	(982)	(643)	2,417
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, September 30, 2021	$4,403	$(361)	$(982)	$(643)	$2,417

Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	5,707	—	—	—	5,707
Reclassification adjustment:
Included in net income (loss)	(248)	—	—	—	(248)
Excluded from net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	386	(1,617)	(889)	(2,120)
Net unrealized investment gains (losses) excluding credit losses	8,543	(440)	(1,809)	(1,322)	4,972
Net unrealized investment gains (losses) with credit losses	(6)	—	1	1	(4)
Balance, September 30, 2020	$8,537	$(440)	$(1,808)	$(1,321)	$4,968
_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 - Significant Accounting Policies – Investments).
The following tables disclose the fair values and gross unrealized losses of the 1,299 issues as of September 30, 2021 and the 537 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2021
Fixed Maturities:
Corporate	$7,308	$139	$479	$23	$7,787	$162
U.S. Treasury, government and agency	1,417	23	—	—	1,417	23
States and political subdivisions	102	2	7	1	109	3
Foreign governments	380	11	42	6	422	17
Asset-backed	817	4	20	—	837	4

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Commercial mortgage-backed	887	12	2	—	889	12
Total at September 30, 2021	$10,911	$191	$550	$30	$11,461	$221

December 31, 2020:
Fixed Maturities:
Corporate	$2,773	$52	$332	$32	$3,105	$84
U.S. Treasury, government and agency	881	5	—	—	881	5
Foreign governments	153	2	20	4	173	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,669	$64	$439	$39	$5,108	$103
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2021 and December 31, 2020 were $292 million and $338 million, respectively, representing 3.4% and 2.9% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2021 and December 31, 2020, respectively, approximately $3.0 billion and $2.4 billion, or 4.4% and 3.6%, of the $67.3 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $20 million and $48 million as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, respectively, the $30 million and $39 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either September 30, 2021 or December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of September 30, 2021 was $30 million and $29 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three and nine months ended September 30, 2021.
As of September 30, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$59	$62	$77	$33
Current-period provision for expected credit losses	1	4	(17)	33
Write-offs charged against the allowance	—	—	—	0
Recoveries of amounts previously written off	—	—	—	0
Net change in allowance	1	4	(17)	33
Balance, end of period	$60	$66	$60	$66

Agricultural mortgages:
Balance, beginning of period	$4	$4	$4	$3
Current-period provision for expected credit losses	—	—	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	—	1
Balance, end of period	$4	$4	$4	$4

Total allowance for credit losses	$64	$70	$64	$70

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of September 30, 2021 and December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1)

	September 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$1	$—	$184	$324	$910	$1,419
50% - 70%	1,286	1,265	390	619	492	2,853	6,905
70% - 90%	97	320	413	451	275	748	2,304
90% plus	—	—	—	12	5	207	224
Total commercial	$1,383	$1,586	$803	$1,266	$1,096	$4,718	$10,852

Agricultural:
0% - 50%	$113	$215	$130	$131	$133	$774	$1,496
50% - 70%	174	270	105	134	88	359	1,130
70% - 90%	—	—	—	—	—	17	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$287	$485	$235	$265	$221	$1,150	$2,643
Total mortgage loans:
0% - 50%	$113	$216	$130	$315	$457	$1,684	$2,915
50% - 70%	1,460	1,535	495	753	580	3,212	8,035
70% - 90%	97	320	413	451	275	765	2,321
90% plus	—	—	—	12	5	207	224
Total mortgage loans	$1,670	$2,071	$1,038	$1,531	$1,317	$5,868	$13,495

Debt Service Coverage Ratios (2)

	September 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$705	$1,276	$328	$772	$408	$2,194	$5,683
1.8x to 2.0x	132	136	233	93	269	385	1,248
1.5x to 1.8x	183	115	167	223	166	825	1,679
1.2x to 1.5x	64	59	75	54	253	838	1,343
1.0x to 1.2x	299	—	—	88	—	255	642
Less than 1.0x	—	—	—	36	—	221	257
Total commercial	$1,383	$1,586	$803	$1,266	$1,096	$4,718	$10,852

Agricultural:
Greater than 2.0x	$37	$66	$25	$16	$33	$217	$394
1.8x to 2.0x	38	37	26	21	14	74	210
1.5x to 1.8x	50	114	29	28	44	198	463
1.2x to 1.5x	122	180	114	117	73	375	981
1.0x to 1.2x	40	84	32	78	56	247	537
Less than 1.0x	—	4	9	5	1	39	58
Total agricultural	$287	$485	$235	$265	$221	$1,150	$2,643
Total mortgage loans:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Greater than 2.0x	$742	$1,342	$353	$788	$441	$2,411	$6,077
1.8x to 2.0x	170	173	259	114	283	459	1,458
1.5x to 1.8x	233	229	196	251	210	1,023	2,142
1.2x to 1.5x	186	239	189	171	326	1,213	2,324
1.0x to 1.2x	339	84	32	166	56	502	1,179
Less than 1.0x	—	4	9	41	1	260	315
Total mortgage loans	$1,670	$2,071	$1,038	$1,531	$1,317	$5,868	$13,495
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
The following tables provide information relating to the LTV and DSC ratios for commercial and agricultural mortgage loans as of September 30, 2021 and December 31, 2020. The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Mortgage Loans by LTV and DSC Ratios

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
September 30, 2021:
Mortgage loans:
Commercial:
0% - 50%	$860	$—	$390	$31	$40	$98	$1,419
50% - 70%	4,026	680	993	755	421	30	6,905
70% - 90%	797	568	210	492	181	56	2,304
90% plus	—	—	86	65	—	73	224
Total commercial	$5,683	$1,248	$1,679	$1,343	$642	$257	$10,852

Agricultural:
0% - 50%	$289	$98	$283	$501	$296	$29	$1,496
50% - 70%	105	110	180	480	241	14	1,130
70% - 90%	—	2	—	—	—	15	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$394	$210	$463	$981	$537	$58	$2,643

Total mortgage loans:
0% - 50%	$1,149	$98	$673	$532	$336	$127	$2,915
50% - 70%	4,131	790	1,173	1,235	662	44	8,035
70% - 90%	797	570	210	492	181	71	2,321
90% plus	—	—	86	65	—	73	224
Total mortgage loans	$6,077	$1,458	$2,142	$2,324	$1,179	$315	$13,495

December 31, 2020:
Mortgage loans:
Commercial:
0% - 50%	$839	$—	$160	$—	$—	$—	$999
50% - 70%	4,095	870	1,452	555	25	—	6,997
70% - 90%	844	449	343	376	142	36	2,190
90% plus	156	—	—	77	—	72	305
Total commercial	$5,934	$1,319	$1,955	$1,008	$167	$108	$10,491

Agricultural:
0% - 50%	$297	$108	$291	$520	$317	$34	$1,567
50% - 70%	108	94	211	450	257	24	1,144
70% - 90%	—	2	—	19	—	—	21
90% plus	—	—	—	—	—	—	—
Total agricultural	$405	$204	$502	$989	$574	$58	$2,732

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	DSC Ratio (2) (3)
LTV Ratio (1) (3):	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total
	(in millions)
Total mortgage loans:
0% - 50%	$1,136	$108	$451	$520	$317	$34	$2,566
50% - 70%	4,203	964	1,663	1,005	282	24	8,141
70% - 90%	844	451	343	395	142	36	2,211
90% plus	156	—	—	77	—	72	305
Total mortgage loans	$6,339	$1,523	$2,457	$1,997	$741	$166	$13,223
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of September 30, 2021 and December 31, 2020, respectively:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$10,852	$10,852	$—	$10,852	$—	$—
Agricultural	8	3	66	77	2,566	2,643	—	2,643	—	—
Total	$8	$3	$66	$77	$13,418	$13,495	$—	$13,495	$—	$—
December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,329	$10,491	$—	$10,491	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,949	$13,223	$—	$13,223	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of September 30, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Troubled Debt Restructuring
There were no privately negotiated fixed maturity modifications accounted for as a TDR during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company had one new privately negotiated fixed maturity TDR with a pre-modification cost basis of $9 million and post-modification carrying value of $4 million. This TDR did not have subsequent payment defaults nor additional commitments to lend. The one privately negotiated fixed maturity TDR is 0.004% of the Company’s total invested assets. There were no mortgage loan on real estate modifications accounted for as a TDR during three and nine months ended September 30, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

During the three and nine months ended September 30, 2020, the Company had two and six new privately negotiated fixed maturity TDRs with a pre-modification cost basis of $8 million and $50 million and post-modification carrying value of $7 million and $44 million, respectively. These TDRs did not have subsequent payment defaults nor additional commitments to lend. The six privately negotiated fixed maturity TDRs were 0.04% of the Company’s total invested assets. During the three and nine months ended September 30, 2020, there was one commercial mortgage loan on real estate accounted for as a TDR with pre-modification cost basis of $75 million and post-modification carrying value of $75 million. The one commercial mortgage loan TDR was 0.07% of the Company’s total invested assets.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and nine months ended September 30, 2021.
Unrealized and Realized Gains (Losses) from Equity Securities (1)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$19
Net investment gains (losses) recognized on securities sold during the period	(3)	1
Unrealized and realized gains (losses) on equity securities	$(4)	$20
______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 Significant Accounting Policies – Investments).
Trading Securities
As of September 30, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $409 million and $5.3 billion. As of September 30, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $43 million and $43 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and nine months ended September 30, 2021 and 2020:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(47)	$(1)	$(264)	$86
Net investment gains (losses) recognized on securities sold during the period	40	(5)	215	12
Unrealized and realized gains (losses) on trading securities	(7)	(6)	(49)	98
Interest and dividend income from trading securities	4	58	80	152
Net investment income (loss) from trading securities	$(3)	$52	$31	$250

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
The tables below present quantitative disclosures about the Company’s derivative instruments designated in hedging relationships and derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: Designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$807	$8	$33	$—	$—	$—
Interest swaps	958	—	335	957	—	219
Total: designated for hedge accounting	1,765	8	368	957	—	219
Derivatives: Not designated for hedge accounting (1)
Equity contracts:
Futures (5)	3,107	—	—	4,267	—	—
Swaps (5)	12,879	4	—	22,404	6	—
Options	55,382	10,394	4,505	35,786	8,383	3,715
Interest rate contracts:
Futures (5)	10,999	—	—	18,161	—	—
Swaps (5)	2,861	—	243	22,816	551	434
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	781	4	3	919	8	1
Currency contracts:
Currency swaps	516	3	—	347	—	—
Currency forwards	—	—	—	—	—	—
Other contracts:
Margin	—	90	—	—	26	66
Collateral	—	157	6,092	—	212	3,835
Total: Not designated for hedge accounting	86,525	10,652	10,843	104,700	9,186	8,051

Embedded derivatives:
Amounts due from reinsurers (6)	—	5,869	—	—	—	—
GMIB reinsurance contracts (2)	—	2,156	—	—	2,859	—
GMxB derivative features liability (3)	—	—	8,938	—	—	10,936
SCS, SIO, MSO and IUL indexed features (4)	—	—	5,446	—	—	4,378
Total embedded derivatives	—	8,025	14,384	—	2,859	15,314
Total derivative instruments	$88,290	$18,685	$25,595	$105,657	$12,045	$23,584
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)    Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)    Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(4)    Reported in policyholders’ account balances in the consolidated balance sheets.
(5)    Decrease in futures and swaps notional as of September 30, 2021 primarily due to the Venerable transaction (see Note 1 Organization).
(6)    Represents GMIB NLG ceded related to the Venerable transaction.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021

	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$—	$(15)	$7	$—	$—	$(32)	$7
Interest swaps	(26)	—	—	(9)	(54)	—	—	(42)
Total: Designated for hedge accounting	(26)	—	(15)	(2)	(54)	—	(32)	(35)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	(6)	—	—	—	(466)	—	—	—
Swaps	(3)	—	—	—	(2,609)	—	—	—
Options	(169)	—	—	—	2,175	—	—	—
Interest rate contracts:
Futures	(92)	—	—	—	(888)	—	—	—
Swaps	67	—	—	—	(2,375)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	2	—	—	—
Currency contracts:
Currency swaps	3	—	—	—	3	—	—	—
Currency forwards	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: Not designated for hedge accounting	(200)	—	—	—	(4,158)	—	—	—

Embedded derivatives:
Amounts due from reinsurers	344	—	—	—	586	—	—	—
GMIB reinsurance contracts	(128)	—	—	—	(694)	—	—	—
GMxB derivative features liability	(395)	—	—	—	2,291	—	—	—
SCS, SIO, MSO and IUL indexed features	173	—	—	—	(2,113)	—	—	—
Total embedded derivatives	(6)	—	—	—	70	—	—	—

Total Derivatives	$(232)	$—	$(15)	$(2)	$(4,142)	$—	$(32)	$(35)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020

	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Interest swaps	$(12)	$—	$—	$(65)	$(4)	$—	$—	$(64)
Total: Designated for hedge accounting	(12)	—	—	(65)	(4)	—	—	(64)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	(221)	—	—	—	(347)	—	—	—
Swaps	(1,557)	—	—	—	(594)	—	—	—
Options	907	—	—	—	(480)	—	—	—
Interest rate contracts:
Futures	(14)	—	—	—	2,058	—	—	—
Swaps	(59)	—	—	—	3,592	—	—	—
Swaptions	—	—	—	—	9	—	—	—
Credit contracts:
Credit default swaps	3	—	—	—	(4)	—	—	—
Currency contracts:
Currency swaps	—	—	—	—	—	—	—	—
Currency forwards	—	—	—	—	(3)	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: Not designated for hedge accounting	(941)	—	—	—	4,231	—	—	—

Embedded derivatives:
Amounts due from reinsurers	—	—	—	—	—	—	—	—
GMIB reinsurance contracts	(177)	—	—	—	849	—	—	—
GMxB derivative features liability	570	—	—	—	(3,382)	—	—	—
SCS, SIO, MSO and IUL indexed features	(967)	—	—	—	410	—	—	—
Total embedded derivatives	(574)	—	—	—	(2,123)	—	—	—

Total Derivatives	$(1,527)	$—	$—	$(65)	$2,104	$—	$—	$(64)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the three and nine months ended September 30, 2021 and 2020, investment fees of $4 million and $10 million , $3 million and $9 million respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Rollforward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$(158)	$1	$(126)	$(38)
Amount recorded in AOCI	—	—	—	—
Currency Swaps	7	—	7	—
Interest Swaps	(40)	(81)	(118)	(46)
Total Amount recorded in AOCI	(33)	(81)	(111)	(46)
Amount reclassified from AOCI to income	—	—	—	—
Currency Swaps	—	—	—	—
Interest Swaps	31	16	77	20
Total Amount reclassified from AOCI to income	31	16	77	20
Ending Balance, September 30 (1)	$(160)	$(64)	$(160)	$(64)
______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2021 and 2020 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of September 30, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $150 million and $135 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $116 million and $263 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $35 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2021 and December 31, 2020, respectively, the Company held $6,092 million and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $157 million and $212 million as of September 30, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of September 30, 2021 and December 31, 2020:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$10,660	$9,750	$910	$(817)	$93
Other financial assets	1,429	—	1,429	—	1,429
Other invested assets	$12,089	$9,750	$2,339	$(817)	$1,522

Liabilities:
Derivative liabilities	$10,393	$9,750	$643	$—	$643
Other financial liabilities	1,867	—	1,867	—	1,867
Other liabilities	$12,260	$9,750	$2,510	$—	$2,510
______________
(1)Financial instruments sent (held).
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$9,186	$8,206	$980	$(53)	$927
Other financial assets	1,403	—	1,403	—	1,403
Other invested assets	$10,589	$8,206	$2,383	$(53)	$2,330

Liabilities:
Derivative liabilities	$8,218	$8,206	$12	$—	$12
Other financial liabilities	1,568	—	1,568	—	1,568
Other liabilities	$9,786	$8,206	$1,580	$—	$1,580
______________
(1)Financial instruments sent (held).

5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$6,022	$6,201
Policyholder dividend obligation	25	160
Other liabilities	40	39
Total Closed Block liabilities	6,087	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,283 and $3,359) (allowance for credit losses of $0)	3,537	3,718
Mortgage loans on real estate (net of allowance for credit losses of $5 and $6)	1,770	1,773
Policy loans	615	648
Cash and other invested assets	18	28
Other assets	98	169
Total assets designated to the Closed Block	6,038	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	49	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $25 and $160; and net of income tax: $(48) and $(42)	191	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$240	$231

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Premiums and other income	$33	$36	$109	$118
Net investment income (loss)	59	61	179	190
Investment gains (losses), net	—	1	2	(1)
Total revenues	92	98	290	307

Benefits and Other Deductions:
Policyholders’ benefits and dividends	108	96	304	302
Other operating costs and expenses	2	—	3	1
Total benefits and other deductions	110	96	307	303
Net income (loss), before income taxes	(18)	2	(17)	4
Income tax (expense) benefit	(2)	(1)	(3)	(2)
Net income (loss)	$(20)	$1	$(20)	$2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$72	$2	$160	$2
Unrealized investment gains (losses)	(47)	—	(135)	—
Ending balance	$25	$2	$25	$2

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2021 and 2020

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, July 1, 2021	$5,140	$(2,281)	$5,945	$(4,444)
Paid guarantee benefits	(104)	42	(87)	15
Other changes in reserve	7	(3)	152	126
Impact of the Venerable transaction (1)	—	—	—	—
Balance, September 30, 2021	$5,043	$(2,242)	$6,010	$(4,303)

Balance, July 1, 2020	$4,998	$(99)	$6,121	$(3,433)
Paid guarantee benefits	(121)	3	(110)	21
Other changes in reserve	235	9	113	165
Balance, September 30, 2020	$5,112	$(87)	$6,124	$(3,247)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2021	$5,093	$(84)	$6,025	$(2,859)
Paid guarantee benefits	(351)	65	(271)	41
Other changes in reserve	301	(47)	256	656
Impact of the Venerable transaction (1)	—	(2,176)	—	(2,141)
Balance, September 30, 2021	$5,043	$(2,242)	$6,010	$(4,303)

Balance, January 1, 2020	$4,775	$(99)	$4,671	$(2,466)
Paid guarantee benefits	(372)	12	(287)	58
Other changes in reserve	709	—	1,740	(839)
Balance, September 30, 2020	$5,112	$(87)	$6,124	$(3,247)
____________
(1)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1- Organization, for details of the Venerable transaction.
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of September 30, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of September 30, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,038	$85	$52	$161	$16,336
Separate Accounts	57,063	9,609	3,325	33,862	103,859
Total Account Values	$73,101	$9,694	$3,377	$34,023	$120,195

NAR, gross	$104	$80	$1,441	$16,473	$18,098
NAR, net of amounts reinsured	$102	$71	$1,013	$8,394	$9,580

Average attained age of policyholders (in years)	51.5	68.8	75.4	70.6	55.4
Percentage of policyholders over age 70	11.6%	50.6%	72.0%	56.5%	20.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$15	$210	$225
Separate Accounts	—	—	25,505	36,152	61,657
Total Account Values	$—	$—	$25,520	$36,362	$61,882

NAR, gross	$—	$—	$693	$9,492	$10,185
NAR, net of amounts reinsured	$—	$—	$223	$3,896	$4,119

Average attained age of policyholders (in years)	N/A	N/A	64.8	70.7	68.5
Weighted average years remaining until annuitization	N/A	N/A	5.8	0.6	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2021		December 31, 2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$50,042	$19,261	$46,850	$18,771
Fixed income	5,448	2,569	5,506	2,701
Balanced	47,332	39,562	47,053	39,439
Other	1,037	265	1,111	275
Total	$103,859	$61,657	$100,520	$61,186

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

	2021			2020
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)

Balance, July 1,	$1,064	$(909)	$155	$941	$(841)	$100
Paid guarantee benefits	(24)	—	(24)	(6)	—	(6)
Other changes in reserves	38	(11)	27	61	(31)	30
Balance, September 30,	$1,078	$(920)	$158	$996	$(872)	$124

Balance, January 1,	$1,016	$(883)	$133	$894	$(808)	$86
Paid guarantee benefits	(52)	—	(52)	(32)	—	(32)
Other changes in reserves	114	(37)	77	134	(64)	70
Balance, September 30,	$1,078	$(920)	$158	$996	$(872)	$124
7)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
On June 1, 2021, Holdings completed the sale of CSLRC to VIAC. Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into the Reinsurance Agreement, pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008. See Note 1- Organization for details of the Venerable transactions.
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described above results in an increase in reinsurance ceded.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Direct premiums	$195	$175	$579	$575
Reinsurance assumed	47	45	136	145
Reinsurance ceded	(61)	(42)	(141)	(107)
Premiums	$181	$178	$574	$613

Direct charges and fee income	$986	$945	$2,095	$1,997
Reinsurance ceded	(175)	(92)	486	585
Policy charges and fee income	$811	$853	$2,581	$2,582

Direct policyholders’ benefits	$793	$1,006	$2,782	$4,419
Reinsurance assumed	57	52	172	177
Reinsurance ceded	(142)	(108)	(571)	(329)
Policyholders’ benefits	$708	$950	$2,383	$4,267
Ceded Reinsurance
As of September 30, 2021 and December 31, 2020, the Company had reinsured with non-affiliates in the aggregate approximately 47.1% and 2.6%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 59.6% and 13.4% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 6.
The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables and amount due to reinsurance.

	September 30, 2021	December 31, 2020
	(in millions)
Ceded Reinsurance:
Estimated net fair values of ceded GMIB reinsurance contracts, considered derivatives (1)	$2,156	$2,859
Third-party reinsurance recoverables related to insurance contracts	12,566	2,245
Top reinsurers:
Venerable Insurance and Annuity Company (BBB+ SAP rating)	10,440	N/A
Zurich Life Insurance Company, Ltd. (AA- SAP rating)	1,340	1,421
Third-party reinsurance payables related to insurance contracts	202	113
Top reinsurers:
Venerable Insurance and Annuity Company	129	N/A
______________
(1)The estimated fair values increased $(134) million, $(186) million, $(703) million and $781 million for the three and nine months ended September 30, 2021 and 2020, respectively.
8)    FAIR VALUE DISCLOSURES
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended September 30, 2021 and December 31, 2020, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of September 30, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$46,012	$1,440	$47,452
U.S. Treasury, government and agency	—	15,083	—	15,083
States and political subdivisions	—	541	37	578
Foreign governments	—	1,003	—	1,003
Residential mortgage-backed (2)	—	98	—	98
Asset-backed (3)	—	5,561	5	5,566
Commercial mortgage-backed	—	1,864	10	1,874
Redeemable preferred stock	—	54	—	54
Total fixed maturities, AFS	—	70,216	1,492	71,708
Other equity investments	307	392	5	704
Trading securities	214	195	—	409
Other invested assets:
Short-term investments	—	3	—	3
Assets of consolidated VIEs/VOEs	—	—	11	11
Swaps	—	(596)	—	(596)
Credit default swaps	—	1	—	1
Options	—	5,889	—	5,889
Total other invested assets	—	5,297	11	5,308
Cash equivalents	424	259	—	683
Amounts due from reinsurer (5)	—	—	5,869	5,869
GMIB reinsurance contracts asset	—	—	2,156	2,156
Separate Accounts assets (4)	135,764	2,555	—	138,319
Total Assets	$136,709	$78,914	$9,533	$225,156

Liabilities:
GMxB derivative features’ liability	$—	$—	$8,938	$8,938
SCS, SIO, MSO and IUL indexed features’ liability	—	5,446	—	5,446
Total Liabilities	$—	$5,446	$8,938	$14,384
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2021 the fair value of such investments was $379 million.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $123 million and $160 million as of September 30, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $195 million at September 30, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2021, fixed maturities with fair values of $713 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.3% of total equity as of September 30, 2021.
During the nine months ended September 30, 2020, fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $189 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 2.0% of total equity as of September 30, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and nine months ended September 30, 2021 and 2020, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, July 1, 2021	$1,249	$37	$11	$127
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	4	—	—	—
Purchases	259	—	(1)	(120)
Sales	(70)	—	—	(2)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(2)	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, September 30, 2021	$1,440	$37	$10	$5
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$—

Balance, July 1, 2020	$1,652	$40	$—	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	(1)	—	—	—
Other comprehensive income (loss)	18	(1)	—	—
Purchases	(138)	—	—	13
Sales	(22)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(30)	—	—	—
Transfers out of Level 3 (1)		—	—	—
Balance, September 30, 2020	$1,479	$39	$—	$13
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$18	$(1)	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2021	$1,687	$39	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(14)	—	—	—
Subtotal	(10)	—	—	—
Other comprehensive income (loss)	30	(1)	—	—
Purchases	718	—	10	3
Sales	(272)	(1)	—	(18)
Activity related to consolidated VIEs/VOEs	—	—		—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—
Balance, September 30, 2021	$1,440	$37	$10	$5
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$30	$(2)	$—	$—

Balance, January 1, 2020	$1,246	$39	$—	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(14)	—	—	—
Subtotal	(12)	—	—	—
Other comprehensive income (loss)	(36)	1	—	—
Purchases	207	—	—	13
Sales	(112)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	189	—	—	—
Transfers out of Level 3 (1)	(3)	—	—	(100)
Balance, September 30, 2020	$1,479	$39	$—	$13
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(36)	$1	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2021 or September 30, 2020, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (7)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, July 1, 2021	$13	$5,510	$2,290	$1	$(8,455)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—
Net derivative gains (losses) (1)	—	344	(128)	—	(395)
Total realized and unrealized gains (losses)	1	344	(128)	—	(395)
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	31	10	(1)	(109)
Sales (3)	(1)	(16)	(16)	—	21
Other (5)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	1	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	1	—	—	—	—
Balance, September 30, 2021	$15	$5,869	$2,156	$—	$(8,938)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$1	$344	$(128)	$—	$(395)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—

Balance, July 1, 2020	$16	$—	$3,433	$—	$(12,458)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses)	—	—	(177)	—	570
Total realized and unrealized gains (losses)	—	—	(177)	—	570
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	3	—	11	—	(113)
Sales (3)	—	—	(21)	—	16
Change in estimate (4)	—	—	1	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, September 30, 2020	$16	$—	$3,247	$—	$(11,985)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$—	$—	$(177)	$—	$570
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (7)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	2		—	—	—
Net derivative gains (losses) (1)	—	586	(694)	—	2,291
Total realized and unrealized gains (losses)	2	586	(694)	—	2,291
Purchases (2)	—	40	32	—	(344)
Sales (3)	(1)	(16)	(41)	—	51
Settlements	—	—	—	—	—
Other (5)	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	—
Balance, September 30, 2021	$15	$5,869	$2,156	$—	$(8,938)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$2	$586	$(694)	$—	$2,291
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—

Balance, January 1, 2020	$16	$—	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses)	—	—	849	—	(3,382)
Total realized and unrealized gains (losses)	—	—	849	—	(3,382)
Purchases (2)	4	—	34	—	(328)
Sales (3)	—	—	(58)	—	41
Settlements	—	—	—	—	—
Change in estimate	—	—	(44)	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, September 30, 2020	$16	$—	$3,247	$—	$(11,985)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$—	$—	$849	$—	$(3,382)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—
______________
(1)For the three and nine months ended September 30, 2021, the Company’s non-performance risk impact of $(92) million and $(68) million for the GMxB Derivative Features Liability, $8 million and $9 million for the GMIB Reinsurance Contract Asset, and $(19) million and $(7) million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
(2)For the GMIB reinsurance contract asset, Amounts Due from Reinsurers and GMxB derivative features liability, represents attributed fee.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
(6)For instruments held as of September 30, 2021 or September 30, 2020, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(7)Other Equity Investments include other invested assets.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2021 and December 31, 2020, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$197	Matrix pricing model	Spread over Benchmark	20 - 295 bps	162 bps
	820	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	4.9x - 73.7x 5.9% - 15.0% 0.0x - 9.0x 0.0% - 60.8%	12.3x 9.0% 6.0x 30.4%
Other equity investments	4	Market comparable companies	Revenue multiple	8.2x - 9.5x	8.5x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	2,156	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 40 bps - 78 bps 10% - 32% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	2.56% 0.93% 5.43% 44 bps 24% 2.76% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,869	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 34 bps - 34 bps 10% - 32% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	1.67% 1.17% 7.34% 34 bps 24% 2.13% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	8,896	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	92 bps - 92 bps 1.04% - 23.57% 0.27% - 8.66% 0.03% - 100.00% 0.01% - 0.19% 0.07% - 0.57% 0.44% - 43.60%	92 bps 3.51% 1.03% 5.35% 1.60% (same for all ages) (same for all ages)
GWBL/GMWB	104	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.00% - 8.00% 100% once starting 10% - 32% 92 bps - 92 bps	2.56% 0.93% 24%
GIB	(60)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.13% - 8.66% 0.04% - 100.00% 10% - 32% 92 bps - 92 bps	2.56% 0.93% 5.43% 24%
GMAB	(3)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 10% - 32% 92 bps - 92 bps	2.56% 24%
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
Excluded from the tables above as of September 30, 2021 and December 31, 2020, respectively, are approximately $487 million and $586 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4
The carrying values and fair values as of September 30, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2021:
Mortgage loans on real estate	$13,431	$—	$—	$13,757	$13,757
Policy loans	$3,541	$—	$—	$4,559	$4,559
Loans to affiliates	$1,900	$—	$1,998	$—	$1,998
Policyholders’ liabilities: Investment contracts (1)	$1,935	$—	$—	$2,056	$2,056
FHLB funding agreements	$6,807	$—	$6,864	$—	$6,864
FABN funding agreements	$5,732	$—	$5,733	$—	$5,733
Separate Accounts liabilities	$11,092	$—	$—	$11,092	$11,092

December 31, 2020:
Mortgage loans on real estate	$13,142	$—	$—	$13,474	$13,474
Policy loans	$3,635	$—	$—	$4,794	$4,794
Loans to affiliates	$900	$—	$938	$—	$938
Policyholders’ liabilities: Investment contracts	$2,069	$—	$—	$2,275	$2,275
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081
_____________
(1) As of September 30, 2021, reflects transfer of certain policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
9)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2021 and 2020 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
10)    RELATED PARTY TRANSACTIONS
In June 2021, Equitable Life made a $1.0 billion 10-year term loan to Holdings. The loan has an interest rate of 3.23% and matures in June 2031.
11)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2021 and December 31, 2020 follow:

	September 30,	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$2,291	$4,600
Defined benefit pension plans	(5)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$2,286	$4,595

The components of OCI, net of taxes for the three and nine months ended September 30, 2021 and 2020, follow:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(285)	$295	$(2,409)	$4,524
(Gains) losses reclassified into net income (loss) during the period (1)	(130)	(23)	(608)	(205)
Net unrealized gains (losses) on investments	(415)	271	(3,017)	4,318
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	61	(24)	708	(992)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(94), $66, $(614) and $884)	(354)	247	(2,309)	3,327
Other comprehensive income (loss), attributable to Equitable Financial	$(354)	$247	$(2,309)	$3,327
____________
(1)See “Reclassification adjustments” in Note 3. Reclassification amounts presented net of income tax expense (benefit) of $35 million, $(6) million , $162 million and $(55) million for the three and nine months ended September 30, 2021 and 2020, respectively.
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
Permitted Statutory Accounting Practices
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.5 billion in statutory special surplus funds and an increase of $1.6 billion in statutory net income as of September 30, 2021 and for the nine-month period then ended, which will be amortized over 5 years for each of the retrospective and prospective components. The permitted practice also resets Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
12)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$24	$36	$41	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	—	3	1	—
Purchase/change of redeemable noncontrolling interests	1	(1)	(17)	(1)
Balance, end of period	$25	$38	$25	$38
13)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts,

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $318 million and pledged collateral with a carrying value of $10.4 billion as of September 30, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$46,301	$46,389	$322	$—	$5,868
Long-term funding agreements:
Due in years two through five	722	—	—	(322)	409	809
Due in more than five years	534	—	—	—	(409)	125
Total long-term funding agreements	1,256	—	—	(322)	—	934
Total funding agreements (1)	$6,890	$46,301	$46,389	$—	$—	$6,802

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
____________
(1)The $5 million and $7 million difference between the funding agreements carrying value shown in fair value table for September 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or other foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4. As of May 2021, the maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN.
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	2,450	—	—	—	—	3,600
Due in more than five years	800	1,359	—	—	—	(30)	2,129
Total long-term funding agreements	1,950	3,809	—	—	—	(30)	5,729
Total funding agreements (1)	$1,950	$3,809	$—	$—	$—	$(30)	$5,729
_____________
(1)The $27 million and $11 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2021, these arrangements include commitments by the Company to provide equity financing of $1.4 billion (including $380 million with affiliates) to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2021. The Company had $714 million of commitments under existing mortgage loan agreements as of September 30, 2021.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
14)    SUBSEQUENT EVENTS
Coinsurance Funds Withheld Reinsurance Agreement
Effective October 1, 2021, the Company entered with Swiss Re Life & Health America Inc (“Swiss Re” ), into a coinsurance with funds withheld reinsurance agreement under which the Company retains the assets related to the underlying policies, term life insurance policies issued between 2009 and 2020. While the associated interest and credit risk of these assets has been transferred to Swiss Re, reinsurance agreements that do not indemnify the Company against loss or liability relating to insurance risk are recorded using the deposit method of accounting. There was no cash or assets exchanged upon entering into this agreement, so no deposit liability has yet been recorded.
The coinsurance with funds withheld agreement contains embedded derivatives related to the withheld assets, which were immaterial as of the effective date of the agreement. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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
In addition, upon the completion of the Transaction, Equitable Investment Management Group, LLC (“EIMG”), a wholly owned subsidiary of the Company, acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.
Transfer of Investment Management and Administration Agreements to EIM
On June 22, 2021, Holdings formed Equitable Investment Management, LLC (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, EIMG terminated, and EIM, entered into certain administrative agreements with separate accounts held by Equitable Financial. In addition, on October 1, 2021, Equitable Financial entered into an investment advisory and management agreement in which EIM will become the investment manager for the Equitable Financial’s general account portfolio. The impact in future net earnings is expected to be immaterial.

COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. The extent of the pandemic’s impact on us will depend on future developments that remain highly uncertain. It is not possible to predict or estimate the longer-term effects of the pandemic, or any additional actions taken to contain or address the pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” in the 2020 Form 10-K.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three and nine months ended September 30, 2021 and 2020 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30, (1)
	2021	2020	2021	2020
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(146)	$(41)	$(146)	$(1,496)
All other assumption updates	(16)	(83)	(16)	(750)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(162)	(124)	(162)	(2,246)
Income tax (expense) benefit on assumption update	34	26	34	472
Net income (loss) impact of assumption update	$(128)	$(98)	$(128)	$(1,774)
______________
(1)During the first quarter of 2020, we updated interest rate assumption and the impact was a decrease to Net income (loss) of $1.7 billion. See Note 2 for further details on the assumption update.
2021 Assumption Updates
The impact of the economic assumption update in the third quarter of 2021 was a decrease of $162 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $128 million. As part of this annual update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $162 million consisted of a decrease in policy charges and fee income of $32 million, a decrease in policyholders’ benefits of $100 million, a decrease in net derivative gains of $249 million and a decrease in the amortization of DAC of $19 million.
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
First Quarter Update
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
2021 Model Changes
There were no material model changes in the first nine months of 2021.
2020 Model Changes
In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario production. The economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $165 million, and an increase to net income (loss) of $130 million for the nine months ended September 30, 2020. There were no other model changes that made a material impact to our income (loss) from continuing operations, before income taxes or net income (loss).

Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the COVID-19 pandemic related impacts on income (loss) from continuing operations, before income taxes and on net income (loss) during the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(2,122)	$(105)	$(2,227)
Income tax (expense) benefit	446	22	468
Net income (loss) from continuing operations, net of taxes	$(1,676)	$(83)	$(1,759)
______________
(1)Includes amounts primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC due to loss recognition in the first half of 2020 resulting from first quarter 2020 interest rate assumption update.

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, significant volatility in financial markets, economic growth, inflation rates, supply chain disruptions, continued low interest rates and changes in fiscal or monetary policy.
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
Regulation 213. In New York, Regulation 213, adopted in May of 2019 and as subsequently amended, differs from the NAIC variable annuity reserve and capital framework. Regulation 213, as amended, will not materially affect Holdings’ U.S. GAAP financial condition, results of operations or stockholders’ equity. However, Regulation 213, absent management action, requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard. Absent management action, Regulation 213 will (i) negatively impact Equitable Financial’s surplus level and RBC ratio and (ii) materially and adversely affect Equitable Financial’s dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets, as was the case following the equity market appreciation in the second half of 2020 and the nine months of 2021. Such impacts were exacerbated upon closing of the Venerable transaction. Equitable Financial was granted a permitted practice by the NYDFS which partially mitigates the Regulation 213 impact of the Venerable transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. Equitable Financial also entered into a reinsurance agreement with Swiss Re Life & Health America Inc. (“Swiss Re”) effective October 1, 2021, and we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, which further mitigate the impacts from Regulation 213. We are considering additional management actions intended to reduce the impact of the regulation which could include seeking further amendment of Regulation 213 or exemptive relief therefrom, changing our underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and pursuing other corporate transactions. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 10 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS and Note 17 of the Notes to the Consolidated Financial Statements for additional detail on the reinsurance agreement with Swiss Re.
Fiduciary Rules / “Best Interest” Standards of Conduct
In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA, with an enforcement date of December 20, 2021. The new rule restores the five-part test for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We are currently devoting significant time and resources towards coming into compliance with PTE 2020-02 but do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of a proposed rule making by year-end 2021 that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions.
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
Climate Risks. In September 2020, the NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. In March 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, such as Equitable Financial, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects its exposure to climate risks. For example, an insurer should integrate the evaluation of climate risks into its governance structure and use scenario analysis to guide risk assessment. We provided comments after reviewing the NYDFS’ proposed guidance designed to ensure that such guidance is consistent with our existing risk management framework. The NYDFS intends to formally adopt the guidance, as modified by the comment process, in the fourth quarter of 2021.
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
The following table summarizes our consolidated statements of income (loss) for the nine months ended September 30, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$2,581	$2,582
Premiums	574	613
Net derivative gains (losses)	(4,152)	2,097
Net investment income (loss)	2,655	2,334
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	4	(47)
Other investment gains (losses), net	753	262
Total investment gains (losses), net	757	215
Investment management and service fees	791	744
Other income	65	43
Total revenues	3,271	8,628

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,383	4,267
Interest credited to policyholders’ account balances	841	845
Compensation and benefits	246	210
Commissions	494	462
Interest expense	1	—
Amortization of deferred policy acquisition costs	342	1,290
Other operating costs and expenses	847	653
Total benefits and other deductions	5,154	7,727
Income (loss) from continuing operations, before income taxes	(1,883)	901
Income tax (expense) benefit	500	(181)
Net income (loss)	(1,383)	720
Less: Net income (loss) attributable to the noncontrolling interest	1	(1)
Net income (loss) attributable to Equitable Financial	$(1,384)	$721

The following discussion compares the results for the nine months ended September 30, 2021 to the nine months ended September 30, 2020.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Income (Loss) Attributable to Equitable Financial

Net income (loss) attributable to Equitable Financial decreased by $2.1 billion, to a net loss of $1.4 billion for the nine months ended September 30, 2021 from a net income of $721 million for the nine months ended September 30, 2020, primarily driven by the following notable items:
Unfavorable items included:
•Net derivative gains decreased by $6.2 billion mainly due to a decrease in interest rates during 2020 compared to an increase in interest rates during 2021 and greater equity market appreciation in 2021 compared to 2020, as well as non-performance risk and credit spreads widening during 2020.
•Other operating costs and expenses increased by $194 million primarily driven by legal accruals related to the COI litigation.
•Commissions increased by $32 million mainly due to higher asset balance.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $1.9 billion mainly due to the non-recurrence of the interest rate assumption update in the first quarter of 2020 and equity markets appreciation in the nine months ended September 30, 2021. This was partially offset by an increase in death claims.
•Amortization of DAC decreased by $948 million mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, our life products experienced loss recognition resulting in an acceleration of DAC amortization in the first nine months of 2020.
•Net investment gains increased by $542 million primarily due to the rebalancing in the General Account associated with the Venerable transaction.
•Net investment income increased by $321 million mainly driven by higher prepayments, higher asset balances and higher income from our alternative investment portfolio partially offset by the Venerable transaction.
•Fee-type revenue increased by $29 million mainly due to higher base fees, performance fees and distribution revenues as a result of higher average AUM revenues and higher fees as a result of higher average Separate Accounts AV.
•Income tax expense decreased by $681 million primarily driven by a pre-tax loss in the first nine months of 2021 compared to pre-tax income in the first nine months of 2020.
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

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•“EIMG” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EIM” means Equitable Investment Management, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Holdings.
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

Date: November 4, 2021	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)