Form 10-K
period 2021-12-31
Equitable Financial Life Insurance Co
filed 2022-02-25
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 24, 2022, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
Throughout this Annual Report on Form 10-K we use certain defined terms and abbreviations, which are defined or summarized in the “Glossary” and “Acronyms” sections.

Part I, Item 1.
BUSINESS

GENERAL
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations.
Venerable Transaction
On June 1, 2021, Holdings completed the sale (the “ Venerable Transaction”) of CS Life, to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”).
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Venerable Transaction, CS Life effected the recapture of all of the business that was ceded to CS Life Re Company, a wholly owned subsidiary of CS Life (“Reinsurance Subsidiary”), and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company. Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. In addition, upon the completion of the Venerable Transaction, EIMG acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.
For additional information regarding the Venerable Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity” and Note 1 of the Notes to these Consolidated Financial Statements.
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
Individual Variable Annuities
We are a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through the more than 4,400 licensed financial professionals at Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners, reaching more than 145,000 financial professionals.
    Current Variable Annuities Offered
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering includes:
Structured Capital Strategies. Our index-linked variable annuity product allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices, or ETF, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. Prior to November 2021, this variable annuity did not offer GMxB features, other than an optional return of premium death benefit that we had introduced on some versions. In November 2021, we introduced a new version of this variable annuity offering a GMxB feature.

Retirement Cornerstone. Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. In 2021, we introduced an optional SIO feature that allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
Other products. We offer other products which offer optional GMxB benefits. These other products do not contribute significantly to our sales.
We work with employees of EIMG to identify and include appropriate underlying investment options in our products, as well as to control the costs of these options and increase profitability of the products. For a discussion of EIMG, see below “—Equitable Investment Management.”
    Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations.
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
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. As of December 31, 2021, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 59.8% of our NAR resulting from the GMIB feature and approximately 47.6% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2021.
In June 2021, as part of the Venerable Transaction, we ceded to CS Life on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by us between 2006-2008, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. For additional information regarding the Venerable Transaction, see General—Venerable Transaction and Note 1 of the Notes to these Consolidated Financial Statements .
Captive Reinsurance. In addition to non-affiliated reinsurance, we ceded to our affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use a captive reinsurer as part of our capital management strategy. For additional information regarding our use of a captive reinsurer, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards” and “Risk Factors—Legal and Regulatory Risks” and Note 1 of the Notes to these Consolidated Financial Statements.
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
Employer-Sponsored Products and Services
We also offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG is the primary distributor of our products and related solutions to individuals in the K-12 education market with more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2021.
Our products offer educators, municipal employees and corporate employees a savings opportunity that provides tax-deferred wealth accumulation. Our innovative product offerings address all retirement phases with diverse investment options.
Variable Annuities. Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIMG, which provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across our products. In addition, our variable annuity products offer the following features:
•Guaranteed Investment Option (GIO)—Provides a fixed interest rate and guarantee of principal.
•Structured Investment Option (SIO)—Provides upside market participation that tracks either the S&P 500, Russell 2000 or the MSCI EAFE index subject to a performance cap, with a downside buffer that limits losses in the investment over a one, three- or five year period. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of offering combined in a variable annuity offering in the defined contribution market today.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.
Open Architecture Mutual Fund Platform. We also offer a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities. The program allows plan sponsors to select from thousands of mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform. In January 2021 we launched the successor product to our existing mutual fund based product.
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
Our product offerings include VUL, IUL and term life products. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors. Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. In recent years, we have refocused our product offering and distribution towards less capital intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest rate sensitive IUL product (“IUL Protect”).

Permanent Life Insurance. Our permanent life insurance offerings are built on the premise that all clients expect to receive a benefit from the policy. The benefit may take the form of a life insurance death benefit paid at time of death or access while living to cash that has accumulated in the policy on a tax-favored basis. In each case, the value to the client comes from access to a broad spectrum of equity or fixed interest investments that accumulate the policy value at rates of return consistent with the market.
We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and COLI targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns are floored at zero, protecting the policyholder in the event of a market movement down. As noted above, the performance of any UL insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest policy values in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the MSO, which provides downside protection from losses in the index up to a specified percentage. Our COLI product is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with employees of EIMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
Term Life. Term life provides basic life insurance protection for a specified period of time, and is typically a client’s first life insurance purchase due to its simple design providing basic income protection. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period, otherwise known as a level pay or fixed premium. Our term products include conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits.
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
As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of Holdings, most sales of life insurance products to policyholders located outside of New York are being issued through Equitable America, another life insurance subsidiary of Holdings, instead of Equitable Financial. We expect that Holdings will continue to issue newly developed life insurance products to policyholders located outside of New York through Equitable America instead of Equitable Financial. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through Equitable America or another subsidiary of Holdings instead of or in addition to Equitable Financial, or what the impact to Equitable Financial will be.
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
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective. For example, due to effects of the COVID-19 pandemic, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need.
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
    Risk Management
Reinsurance
We use reinsurance to mitigate a portion of our risk and optimize the capital efficiency and operating returns of our life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. In addition, effective April 1, 2020, we reinsured a material portion of our inforce term block. In most cases, amounts in excess of $2 million are reinsured.
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
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.
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
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness and Accident insurance products.
    Underwriting

We manage the underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
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
    Reinsurance
We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.

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
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than [4,400] financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services. RBG has a group of more than 1,100 advisors that specialize in the 403(b) and 457(b) markets.
Third-Party Distribution. For our annuity products, we have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels. Employer-sponsored products are also distributed through third-party firms and directly to customers online. We also distribute life insurance products through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today. Our Employee Benefits’ products are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (PEOs), and associations), General Agencies, TPAs and Equitable Advisors.

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
Equitable Investment Management
EIMG is the investment manager and formerly the administrator for our proprietary variable funds. On June 22, 2021, Equitable Holdings completed the formation of Equitable Investment Management, LLC, (“EIM”, and collectively with EIMG, “Equitable Investment Management”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, the Board of Trustees of EQAT, EQ Premier VIP and 1290 Funds (each, a “Trust” and collectively, the “Trusts”) terminated EIMG as administrator of the Trusts, and EIM entered into certain administrative agreements with each Trust. In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement by which EIM became the investment manager for the Company’s general account portfolio.
EIMG helps add value and marketing appeal to our products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising on an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIMG brings investment acumen, financial controls and economies of scale to the construction of underlying investment options for our products.
EIMG provides investment management to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to each Trust —and to two private investment trusts established in the Cayman Islands. Each Trust and private investment trusts is a “series” type of trust with multiple Portfolios. EIMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.
EIM provides administrative services to the Portfolios effective August 1, 2021. The administrative services that EIM provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
EIM also provides investment management services to our General Account portfolio. EIM provides non-discretionary investment advisory and asset management services, including, but not limited to providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as other services in accordance with the investment advisory and management agreement. Subject to oversight and supervision by EIM, EIM may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.

REGULATION
Insurance Regulation
We are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s thirteen provinces and territories. The primary regulator of an insurance company, however, is located in its state of domicile. We are domiciled in New York and are primarily regulated by the superintendent of the NYDFS. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur.
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
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 17 of the Notes to these Consolidated Financial Statements.
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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, which are applicable to us, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, we will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that we would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
Other states have limitations on dividends similar to New York’s, providing that dividends in excess of prescribed limits, based on prior year’s earnings and surplus of the insurance company, established by applicable state regulation, are considered to be extraordinary dividends and require explicit approval from the applicable state regulator. In addition, the insurance laws of some states require that any dividend to a domestic insurance company’s stockholders be paid from the insurer’s earned surplus or that prior approval or non-disapproval be obtained from the state’s domiciliary insurance regulator for any dividend that would be paid from other than the insurer’s earned surplus. As a holding company, we depend on dividends from our subsidiaries to meet our obligations. For additional information on shareholder dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
State insurance holding company laws and regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Manual. However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our other domiciliary states requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC adopted the Corporate Governance Annual Disclosure Model Act, requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It became effective on January 1, 2017 in the states where the amended Standard Valuation Law and Valuation Manual had been adopted, which was followed by a three-year phase-in period that ended on January 1, 2020. Principle-based reserving has been adopted by all our domiciliary states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.
The NAIC has been focused on a macro-prudential initiative since 2017, that is intended to enhance risk identification efforts by building on the state-based regulation system through proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In December 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool. These amendments have to be adopted by state legislatures to become effective, including New York. We cannot predict whether state legislatures will adopt the amendments or what impact they would have on the Company.
The NAIC has also developed a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The group capital calculation will provide U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also implement the Group Capital Calculation Template and Instructions as well as the annual filing requirement for the group capital calculation. These amendments have to be adopted by state legislatures to become effective, as discussed above.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”), effective as of January 1, 2016, that applies the Standard to captive insurers which assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also approved a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has not yet been adopted, although it will become an NAIC accreditation standard as of September 1, 2022.
The NAIC adopted a new framework for variable annuity captive reinsurance transactions that became operational in 2020, which includes reforms that improve the statutory reserve and RBC framework for insurance companies that sell variable annuity products. Among other changes, the framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework which is consistent with how we manage our business. The Company adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
As noted above, New York’s Regulation 213, which was adopted in 2019 and subsequently amended by the NYDFS, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 does not materially affect our GAAP financial condition, results of operations or stockholders’ equity. However, absent management action, Regulation 213 will require Equitable Financial, to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that we believe is more conservative than the NAIC standard. Absent management action, Regulation 213 will (i) negatively impact our surplus level and RBC ratio and (ii) materially and adversely affect our dividend capacity from 2021 and moving forward. These impacts would be more adverse in periods of rising equity and/or interest rate markets and they were exacerbated upon closing of the Venerable Transaction. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases. We were granted a permitted practice by the NYDFS which partially mitigates the Regulation 213 impact of the Venerable Transaction to make the regulation’s application more consistent with the NAIC reserve and capital framework. We also entered into a reinsurance agreement with Swiss Re Life & Health America Inc. (“Swiss Re”), effective October 1, 2021, and we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, which further mitigate the impacts from Regulation 213. Holdings is considering additional management actions intended to reduce the impact of Regulation 213 which could include seeking further amendment of Regulation 213 or exemptive relief therefrom, changing our underwriting practices to emphasize issuing variable annuity products out of affiliates which are not domiciled in New York, increasing the use of reinsurance and pursuing other corporate transactions. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 17 of the Notes to these Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and are expected to have a modest net positive RBC impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
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
Certain of our subsidiaries and affiliates, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers,” defined generally as natural persons and their investment vehicles. Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act solely in the retail customer’s best interest. Moreover, in addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
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
Certain subsidiaries and affiliates including EIMG, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
EIMG is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the NFA. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the CEA. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, EIMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. EIMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For additional information on regulatory matters, see Note 17 of the Notes to these Consolidated Financial Statements.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, commodity pool operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FSOC modified the designation process by adopting an activities-based approach for identifying and addressing potential risks to financial stability, and it enhanced the analytical process, engagement and transparency of the designation process.
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
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
Other aspects of our operations could also be affected by the Dodd-Frank Act, including:
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
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps, became effective on or prior to November 1, 2021.
As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements.
Under the CFTC’s and the SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC and SEC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for most entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 (which is the applicable date for us) and for smaller counterparties will take effect beginning September 2022. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
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
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective on June 30, 2020. Regulation BI also requires registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest. In addition, FINRA and the SEC are currently focusing on examining compliance efforts with Regulation BI by broker-dealers.
Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and become effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We are currently working diligently to implement policies and procedures on or prior to the effective date for the amended rule.
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
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA and the Code, which now has an enforcement date of January 31, 2022. PTE 2020-02 includes the DOL’s interpretation of the five-part test under ERISA and the Code for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02, which became effective on February 16, 2021, but do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of a proposed rule-making by year-end 2021 that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions.
In addition, in January 2020 the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, the NYDFS amended Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague. The NYDFS has appealed this ruling to the New York State Court of Appeals, which automatically granted a stay, meaning that Regulation 187 remains in effect pending a decision by the Court of Appeals. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. Meanwhile, state regulators and legislatures in Nevada and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
In the approximately 18 months since adoption of Regulation BI, the SEC staff has published guidance regarding Regulation BI, including recent guidance indicating that recommendations of instruments having LIBOR-linked exposure (and using as an example, a fixed income mutual fund). In March 2021, the SEC’s Division of Examinations indicated that compliance with Regulation BI is at the top of its list of 2021 examination priorities. We continue to monitor our compliance with Regulation BI.
Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers, which applies to Equitable Financial, to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.
In addition, the NYDFS issued guidance on November 15, 2021 regarding its expectations for New York domestic insurers, such as Equitable Financial, related to the management of financial risks from climate change. Insurers are expected to manage these risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). In terms of timing, a company must have specific plans to implement the NYDFS’s expectations related to board governance and organizational structure by August 15, 2022, and the NYDFS intends to issue additional guidance on the timing for implementing the more complex expectations.
The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires certain additional risks, including climate change risk, to be included in an insurance group's enterprise risk management function.
NYDFS Guidance on Diversity and Corporate Governance
In March 2021, the NYDFS issued a circular letter which states that the NYDFS expects the insurers that it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. During the summer of 2021, the NYDFS collected data from insurers that met certain premium thresholds in New York, including Equitable Financial, regarding the diversity of their corporate boards and management. The NYDFS plans to publish this data on an aggregate basis in order to measure progress in the industry, and it will include diversity-related questions in its examination process starting in 2022. We are considering the NYDFS’ guidance as part of our commitment to diversity and inclusion.
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
Transition from LIBOR
Global regulators have indicated that publication of LIBOR is expected to cease after June 2023. Publication of one week and two-month USD LIBOR settings terminated at the end of December 2021 as did publication of non-USD LIBOR. Publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) is expected to continue until the end of June 2023. U.S. bank regulators have requested all U.S. regulated banks to stop extending USD LIBOR loans after the end of 2021.
The New York legislature passed legislation in 2021 that provides a fallback of the Secured Overnight Financing Rate (“SOFR”) for contracts governed by New York law and for which a fallback is not otherwise specified. The U.S. House of Representatives passed a similar bill governing instruments that may not apply New York law. That bill has been sent to the U.S. Senate.
Recent guidance from the SEC staff noted that, in light of the now-certain transition away from LIBOR, financial professionals and financial services companies must: consider the implications for portfolio holdings and hedges, including the presence of a robust fallback rate; disclosure with respect to the transition and the likely impact that the LIBOR transition will have on valuation measurements using LIBOR as an input; and operational complexities that the LIBOR transaction is likely to introduce, including required IT system changes.
We have exposure to USD LIBOR through loans, derivatives, investments and financing operations and there are references to LIBOR in certain product prospectuses. We have evaluated our existing credit agreements, portfolio holdings, derivatives and other investments and identified all contracts for which there is not a robust fallback rate specified and have either identified replacement rates, including SOFR, as an adequate fallback for these instruments or are in the process of addressing the lack of the fallback by seeking to dispose of the instrument or negotiate fallback terms. As a general matter we include fallback terms in all new agreements entered into by us and products we issue that replace LIBOR with a replacement rate, including SOFR, upon discontinuation of LIBOR. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us and our subsidiaries and affiliates.Discontinuation of LIBOR could have a materially adverse impact on us depending upon how the transition evolves. We continue to monitor both market and regulatory changes in order to prepare for the discontinuation of the LIBOR benchmark.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security and confidentiality of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective cybersecurity programs may result in significant fines, remediation costs, and regulatory enforcement actions. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure, including specific cybersecurity safeguards and program oversight. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
We are subject to the rules and regulations of the NYDFS, which adopted a cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction.The regulation requires these entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems and consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017, establishing standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, and we expect that additional states will also adopt it, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be compliant with the model law.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to limit certain uses. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”) amends the CCPA and will come into effect in January 2023. Virginia and Colorado have adopted similar laws, which come into effect in January 2023 and July 2023, respectively, and additional states are considering, and may enact, similar laws or regulations in the near future.
State and federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. Failure to comply with new regulation or requirements may result in enforcement action, fines and/or other operational or reputational harms.
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

EMPLOYEES
As of December 31, 2021, the Company had approximately [4,000] full time employees.

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
The COVID-19 pandemic has negatively impacted the U.S. and global economies. A wide variety of factors continue to impact financial and economic conditions, including, among others, volatility in the financial markets, rising inflation rates, supply chain disruptions, continued low interest rates and changes in fiscal or monetary policy. Efforts to prevent the spread of

COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. Businesses or schools that have reopened have restricted or limited access for the foreseeable future and may do so on a permanent or episodic basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted.
While we have implemented risk management and contingency plans with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees and advisors are continuing to work remotely. Extended periods of remote work arrangements could introduce additional operational risk including, but not limited to, cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties whose business continuity strategies are largely outside our control.
Economic uncertainty resulting from the COVID-19 pandemic may have an adverse effect on product sales and result in existing policyholders withdrawing at greater rates. COVID-19 could have an adverse effect on our insurance business due to increased mortality and morbidity rates. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves.
Our investment portfolio has been, and may continue to be, adversely affected by the COVID-19 pandemic. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due. In some jurisdictions, local governments have imposed delays or moratoriums on many forms of enforcement actions. Furthermore, declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of investments. Market volatility also caused significant increases in credit spreads, and any continued volatility may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices.
The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are still highly uncertain, including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 and its variants.
Conditions in the global capital markets and the economy.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors affect economic conditions and consumer confidence, including the COVID-19 pandemic and government reactions thereto, the pace of economic growth in the U.S., equity market performance, low interest rates and potential changes in fiscal or monetary policy. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-

related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program; however failure to implement and maintain effective cybersecurity programs, or any compromise of the security of our information systems, or those of our vendors, or the cloud-based systems we use, through cyber-attacks or for any other reason that results in unauthorized access, use, disclosure or destruction of personally identifiable information or customer information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition.
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
Any catastrophic event, such as pandemic diseases like COVID-19, terrorist attacks, accidents, floods, severe storms or hurricanes or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. Our workforce may be unable to be physically located at one of our facilities, which could result in lengthy interruptions in our service. A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics.

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
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to these Consolidated Financial Statements.
Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.
As part of our variable annuity products, EIMG enters into written investment management agreements (or other arrangements) with mutual funds. Generally, these investment management agreements are terminable without penalty at any time or upon relatively short notice by either party. In addition, the investment management agreements pursuant to which EIMG manages an SEC-registered investment company (a “RIC”) must be renewed and approved by the RIC’s boards of directors (including a majority of the independent directors) annually. Consequently, there can be no assurance that the board of directors of each RIC will approve the investment management agreement each year or will not condition its approval on revised terms that may be adverse to us.
Similarly, we enter into selling and distribution agreements with various financial intermediaries that are terminable by either party upon notice (generally 60 days) and do not obligate the financial intermediary to sell any specific amount of our products. These intermediaries generally offer their clients investment products that compete with our products.
The replacement of LIBOR may affect our cost of capital and net investment income.
It is anticipated that LIBOR will be discontinued no later than June 2023. As a result, existing loans, investments and other contracts relying on a LIBOR benchmark will need to designate a replacement rate. In addition, derivatives and other contracts used to hedge those contracts will generally need to be conformed to provide a similar alternative rate to that being hedged. In addition, because it is anticipated that banks will no longer extend loans based on LIBOR, new lines of credit we enter into will need to be benchmarked to a new benchmark rate. In light of the LIBOR transition, we anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts. We have inventoried all aspects of our business that utilize a LIBOR benchmark and, for those instruments that currently do not have an appropriate fallback rate, we are in the process of either disposing of the instrument or negotiating a fallback rate. There is no assurance that we will complete this process by the transition date or that the alternative rate we negotiate will not be materially less favorable than the previous, LIBOR-based rate.
Climate change may adversely affect our investment portfolio and investor sentiment.

Climate change could pose a systemic risk to the financial system. Disasters related to climate change and regulation related to climate change may affect the entities in which we invest, our willingness to continue to invest and the value of, and return from, our investments. It may also affect our counterparties, including reinsurers and derivatives counterparties. We cannot predict the long-term impacts to our business from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio. A failure to identify and address these issues could have a material adverse effect on our business, results of operations or financial condition.
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

The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. We may have to hold more capital to support our securities to maintain our RBC level, should securities we hold suffer a ratings downgrade. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our business, results of operations, liquidity or financial condition in, or at the end of, any quarterly or annual period.
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
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers. Our key distribution relationships may also be adversely impacted by regulatory changes that increase the costs associated with marketing, or restrict the ability of distribution partners to receive sales and promotion related charges.

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
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Moreover definitions used in our derivatives contracts may differ from those used in the contract being hedged. For example, swap documents typically use SOFR as a fallback to LIBOR whereas corporate or municipal bonds or loans held by us may use different fallback rates. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses, including both losses based on the risk being hedged as well as losses based on the derivative. The terms of the derivatives and other instruments used to hedge the stated risks may not match those of the instruments they are hedging which could cause unpredictability in results.
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
We use models in our hedging programs and many other aspects of our operations including, but not limited to, product development and pricing, capital management, the estimation of actuarial reserves, the amortization of DAC, the fair value of the GMIB reinsurance contracts and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could materially and adversely impact our business, results of operations or financial condition.
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
In addition, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. These emerging regulatory initiatives, or any policies adopted by investors to address changing societal perceptions on climate change, could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.
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
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings pending against us, see Note 16 of the Notes to these Consolidated Financial Statements.
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
Our business is highly dependent upon the effective operation of our information systems and those of our vendors on which our business operations rely. Although we have implemented a formal, risk-based data security and cybersecurity program to mitigate potential risk, our information systems and those of our vendors and service providers may be vulnerable to physical or cyber-attacks, computer viruses and malicious code, or other computer related attacks, programming errors and similar disruptive problems which may not be immediately detected. The failure of these systems could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition or reputational harm. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Equitable Financial’s principal executive offices at 1290 Avenue of the Americas, New York, New York are occupied pursuant to a lease that extends to 2023. We have entered into a 15-year lease agreement in New York, New York at 1345 Avenue of the Americas that is expected to commence in 2023. Equitable Financial also has the following significant office space leases in: Syracuse, NY, under a lease that expires in 2023, which was amended to extend a portion of the space through 2028; Jersey City, NJ, under a lease that expires in 2023, and Charlotte, NC, under a lease that expires in 2028.

Part I, Item 3.
LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 16 of the Notes to these Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2021, all of Equitable Financial common equity was owned by EFS. Consequently, there is no established public market for Equitable Financial’s common stock.

Dividends
In 2021, 2020 and 2019, Equitable Financial paid $0.0 billion, $2.1 billion and $1.0 billion, respectively, in shareholder dividends. For information on Equitable Financial’s present and future ability to pay dividends, see Note 15 of the Notes to these Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”

Part II, Item 6.
RESERVED

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
Reinsurance of Legacy Variable Annuity Block and Sale of Runoff Variable Annuity Reinsurance Entity
On June 1, 2021, Holdings completed the sale of CS Life to VIAC pursuant to the Master Transaction Agreement, among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable.
Pursuant to the Master Transaction Agreement, immediately prior to the closing of the Venerable Transaction, CS Life effected the recapture of all of the business that was ceded to the Reinsurance Subsidiary, and sold 100% of the equity of the Reinsurance Subsidiary to another wholly owned subsidiary of the Company. Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into the Reinsurance Agreement, pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis, the Block, comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees.
In addition, upon the completion of the Venerable Transaction, EIMG acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.
Transfer of Investment Management and Administration Agreements to EIM
On June 22, 2021, Holdings formed Equitable Investment Management, LLC (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, EIMG terminated, and EIM, entered into certain administrative agreements with separate accounts held by Equitable Financial. In addition, on October 1, 2021, Equitable Financial entered into an investment advisory and management agreement in which EIM became the investment manager for the Equitable Financial’s general account portfolio. The impact in future net earnings is expected to be immaterial.
COVID-19 Impact

We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has negatively impacted the U.S. and global economies and financial markets continue to experience significant volatility as the pandemic evolves. As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
The pandemic and related economic impacts could adversely affect demand for our products and services and our investment returns. The profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on any of the foregoing conditions. In addition, the growing number of COVID-19 related deaths could have an adverse effect on our insurance business due to increased mortality and morbidity rates. To date, COVID-19 related impacts, including adverse mortality experience, have been manageable and below initial expectations.
Efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. In response to the pandemic, we have adapted our processes to meet client needs. For example, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. Given the challenges over the last year our advisors have faced in engaging with our educator clients, we have developed digital tools and enhanced our remote engagement, which is resulting in improved retention and increases in retirement plan contributions.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including reinsurance, asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to developments that are still highly uncertain, including the severity and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 and its variants. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities not measured at fair value, are recognized over time. This results in net income volatility as further described below. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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

•GMxB reinsurance contracts. Historically, GMIB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMIB feature. We account for the GMIB reinsurance contracts as derivatives and report them at fair value. Gross GMIB reserves are calculated on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts. Accordingly, our gross reserves will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur and a majority of the changes in gross reserves for GMIB are recognized over time, net income will be more volatile. In addition, on June 1, 2021, we ceded the Block, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to these Consolidated Financial Statements and “Summary of Critical Accounting Estimates—Liability for Future Policy Benefits”.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during 2021 and 2020 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Year Ended December 31, (1)
	2021	2020
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(146)	$(1,496)
All other assumption updates	(16)	(750)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(162)	(2,246)
Income tax (expense) benefit on assumption update	34	472
Net income (loss) impact of assumption update	$(128)	$(1,774)
2021 Assumption Updates
The impact of the assumption update during 2021 was a decrease of $162 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $128 million. As part of this annual update completed as of September 30, 2021, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve, which represents a reasonable proxy of the cost of funding the derivative positions backing our GMxB liabilities. Concurrently, our GAAP fair value liability risk margins were increased. which when considered with the change from LIBOR, resulted in an immaterial impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at the time of this update.
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
2021 Model Changes
There was no material impact from model changes during the year ended December 31, 2021 to our income (loss) from continuing operations, before income taxes or net income (loss).
2020 Model Changes

In the first quarter of 2020, we adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario production. The economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting our actual portfolio. The net impact of the economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $165 million, and an increase to net income (loss) of $130 million for the year ended December 31, 2020. There were no other model changes that made a material impact to our income (loss) from continuing operations, before income taxes or net income (loss) from model changes in 2020.
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
Financial and Economic Environment
A wide variety of factors continue to impact global financial and economic conditions, including, among others, the COVID-19 pandemic, volatility in financial markets, rising inflation rates, continued low interest rates, changes in fiscal or monetary policy and supply chain disruptions.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including changes in interest rates, which are anticipated to occur in 2022 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AV from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
For a discussion on derivatives we used to hedge interest rates, see Note 4 of the Notes to these Consolidated Financial Statements in this Form 10-K.
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
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2021 and 2020:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$3,391	$3,464
Premiums	750	806
Net derivative gains (losses)	(4,685)	(1,541)
Net investment income (loss)	3,483	3,208
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	2	(58)
Other investment gains (losses), net	851	845
Total investment gains (losses), net	853	787
Investment management and service fees	1,004	1,010
Other income	93	57
Total revenues	4,889	7,791

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,982	4,951
Interest credited to policyholders’ account balances	1,128	1,118
Compensation and benefits	328	309
Commissions	700	636
Interest expense	1	—
Amortization of deferred policy acquisition costs	456	1,333
Other operating costs and expenses	1,164	830
Total benefits and other deductions	6,759	9,177
Income (loss) from continuing operations, before income taxes	(1,870)	(1,386)
Income tax (expense) benefit	474	627
Net income (loss)	(1,396)	(759)
Less: Net income (loss) attributable to the noncontrolling interest	—	—
Net income (loss) attributable to Equitable Financial	$(1,396)	$(759)

The following discussion compares the results for the year ended December 31, 2021 to the year ended December 31, 2020.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income (Loss) Attributable to Equitable Financial

Net loss attributable to Equitable Financial increased by $637 million, to a net loss of $1.4 billion for the year ended December 31, 2021 from a net loss of $759 million for the year ended December 31, 2020, primarily driven by the following notable items:
Unfavorable items included:
•Net derivative gains decreased by $3.1 billion mainly due to an increase in interest rates during 2021 compared to a decrease in interest rates during 2020 and greater equity market appreciation in 2021, partially offset by widening non-performance risk spreads during 2021 compared to contracting spreads in 2020.
•Other operating costs and expenses increased by $334 million primarily driven by higher litigation reserve accruals, including the COI litigation and higher consulting expenses.
•Fee-type revenue decreased by $99 million mainly due to impacts of fee-income ceded to Venerable for our individual annuity products, partially offset by higher fees in our Employer Sponsored business as a result of higher average Separate Accounts AV.
•Commissions increased by $64 million mainly due to growth in broker dealer sales.
•Income tax benefit decreased by $153 million primarily driven by the 2020 audit close, partially offset by an increase in pre-tax loss in the year ended December 31, 2021 compared to the year ended December 31, 2020.

These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $2.0 billion mainly due to the non-recurrence of the interest rate assumption update in the first quarter of 2020 and equity markets appreciation in the year ended December 31, 2021. This was partially offset by an increase in death claims and increased reserves growth, in line with the block of business size.
•Amortization of DAC decreased by $877 million mainly due to the interest rate assumption update in the first quarter of 2020 as a result of the extraordinary economic conditions driven by COVID-19. As a result of the lower interest rate assumption, our life products experienced loss recognition resulting in an acceleration of DAC amortization in 2020.
•Net investment income increased by $275 million mainly driven by higher income from our alternative investment portfolio and higher prepayments, partially offset by lower assets related to the Venerable transaction.
•Net investment gains increased by $66 million primarily due to the rebalancing program to extend duration.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the assumption update.
Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual obligations as of December 31, 2021. Short-term cash requirements are considered to requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$99,345	$1,628	$4,875	$6,506	$86,336
FHLBNY Funding Agreements	6,643	5,353	644	646	—
Interest on FHLBNY Funding Agreements	100	29	48	23	—
Funding Agreement Backed Notes	6,759	—	2,500	2,100	2,159
Interest on Funding Agreement Backed Notes	372	74	137	105	56
Operating leases	263	77	96	48	42
Employee benefits	3,498	211	451	383	2,453
Total Material Cash Requirements	$116,980	$7,372	$8,751	$9,811	$91,046
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
Unrecognized tax benefits of $295 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
As of December 31, 2021, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 10 and Note 16 of the Notes to these Consolidated Financial Statements.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to these Consolidated Financial Statements. The most critical estimates include those used in determining:
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
See Note 2 of the Notes to these Consolidated Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 8 of the Notes to these Consolidated Financial Statements for future policyholder benefit liabilities.
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

The GMDB/GMIB reserve balance before reinsurance ceded was $11.0 billion as of December 31, 2021. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2021

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,363
1% increase in future rate of return	(1,667)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.5% to 5.4% (weighted average of 3.5%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
See Note 10 of the Notes to these Consolidated Financial Statements for additional information on our reinsurance.
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
As of December 31, 2021, the average investment yields assumed (excluding policy loans) were 4.5% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of our dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Loss Recognition Testing
After the initial establishment of reserves, loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), loss recognition accounting is triggered and DAC is first written off, and thereafter a premium deficiency reserve is established by a charge to earnings.
In 2021 and 2020, we determined that certain of our variable interest sensitive life insurance products triggered loss recognition accounting due to low interest rates and we reduced DAC by $17 million and $801 million , respectively, through accelerated amortization.
Additionally, policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition accounting; however the pattern of earnings may be such that annual profits are expected to be recognized in earlier years and then followed by losses in later years. In these situations, an additional profits followed by loss liability should be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years.
In addition, we are required to analyze how net unrealized investment gains and losses on our AFS investment securities backing insurance liabilities affects product profitability, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on AFS investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment gains (losses) may increase or decrease DAC. Similar to a loss recognition event, if the DAC balance is reduced to zero, additional insurance liabilities are established. Unlike a loss recognition event, these adjustments may reverse from period to period.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2021, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% (2.3% net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. As of December 31, 2021, current projections of future returns assume a 0.0% annualized return for the next nine quarters, grading to a reversion to the mean of 7.0% in nineteen quarters.
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
DAC Sensitivity - Rate of Return (1)
December 31, 2021

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(60)
Increase in future rate of return by 1%	71
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

As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 of the Notes to these Consolidated Financial Statements.
Impairments and Valuation Allowances
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net.
With the assistance of our investment advisors, we evaluate AFS debt securities that experience a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the financial instruments credit losses guidance. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by our IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
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
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. For collectively evaluated mortgages, we estimate the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. For individually evaluated mortgages, we continue to recognize valuation allowances based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.
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

Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
See Notes 2 and 3 of the Notes to these Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
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
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 7 of the Notes to these Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization, utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to these Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. For direct liabilities, risk margins are applied to non-capital market risk assumptions, while for reinsurance asset risk margins are based on the cost of capital a theoretical market participant would require to assume the risks. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

Policyholders’ Account Balances
(in billions)
100% increase in Equitable Financial’s credit spread	$7.2
As reported	$8.5
50% decrease in Equitable Financial’s credit spread	$9.4

See Note 4 of the Notes to these Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Litigation and Regulatory Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position, results of operations and cash flows.
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements included elsewhere herein.
See Note 16 of the Notes to these Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
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

Adoption of New Accounting Pronouncements
See Note 2 of the Notes to these Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

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

Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to these Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 88.6% and 91.2% of the fair value of the General Account investment portfolio as of December 31, 2021 and 2020, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2021 and 2020 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$66,005	$(6,855)	$8,299	$71,165	$(6,878)	$8,282
Floating rate	7,071	(76)	82	5,173	(58)	87
Trading securities:
Fixed rate	145	(2)	2	4,852	(99)	102
Floating rate	—	—	—	117	—	—
Mortgage loans	14,291	(742)	314	13,474	(520)	376
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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2021 and 2020:
Equity Price Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$682	$68	$(68)	$15	$1	$(1)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2021 and 2020, the aggregate carrying values of insurance contracts with interest rate risk were $15.3 billion and $10.9 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2021 and 2020 were $15.3 billion and $11.2 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $349 million and $272 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 of the Notes to these Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
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
As of December 31, 2021 and 2020, the net fair values of our derivatives were $1,585 million and $980 million, respectively.
The table below shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(In millions, except for Weighted Average Term)
December 31, 2021
Swaps	2,831	11	(111)	(440)	(693)
Futures	$12,455	—	$1,130	$—	$(891)
Swaptions	—	—	—	—	—
Total	$15,286		$1,019	$(440)	$(1,584)
December 31, 2020
Swaps	$23,773	3	$4,622	$(102)	$(3,857)
Futures	18,161	—	1,479	—	(1,267)
Swaptions	—	—	—	—	—
Total	$41,934		$6,101	$(102)	$(5,124)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2021
Futures	$2,213	—	$—	$117
Swaps	13,310	1	5	1,336
Options	48,380	2	6,956	5,380
Total	$63,903		$6,961	$6,833
December 31, 2020
Futures	$4,267	—	$—	$146
Swaps	22,404	—	6	2,100
Options	35,786	2	4,668	3,504
Total	$62,457		$4,674	$5,750

In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging. GMIB reinsurance contract assets were reported at their fair values of $2.1 billion and $2.9 billion as of December 31, 2021 and 2020, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 and 2020, respectively, would increase the balances of the reinsurance contract asset to $193 million and $203 million. Amounts due from Reinsurers was $5.8 billion at December 31, 2021. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 is $447 million.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $8.5 billion and $10.9 billion as of December 31, 2021 and 2020, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2021 and 2020, respectively, would be to increase the liability balance by $990 million and $1.0 billion.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Financial Life Insurance Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) related to Variable Annuity Products with Guaranteed Minimum Benefits
As described in Note 2 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $4.3 billion DAC as of December 31, 2021, is associated with the variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, Universal Life and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.
The principal considerations for our determination that performing procedures relating to the amortization and valuation of DAC related to variable annuity products with guaranteed minimum benefits is a critical audit matter are (i) the significant judgment by management when determining the amortization and valuation estimates, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the relevant models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization and valuation of DAC related to variable annuity products with guaranteed minimum benefits, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the amortization and valuation estimates of DAC, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of Guaranteed Minimum Benefit Features related to Certain Life and Annuity Contracts included within Future Policy Benefits and Other Policyholders’ Liabilities and Amounts Due From Reinsurers
As described in Note 2 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $36.9 billion as of December 31, 2021, includes reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features for certain life and annuity contracts, other than those accounted for as embedded derivatives. Amounts due from reinsurers of $13.3 billion as of December 31, 2021, includes reinsurance recoverables related to GMDB and GMIB features for certain life and annuity contracts ceded under reinsurance contracts other than those accounted for as embedded derivatives. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Amounts due from reinsurers, other than those accounted for as embedded derivatives, are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
The principal considerations for our determination that performing procedures relating to the valuation of guaranteed minimum benefit features related to certain life and annuity contracts included within future policy benefits and other policyholders’ liabilities and amounts due from reinsurers is a critical audit matter are (i) the significant judgment by management when determining the valuation of these guaranteed minimum benefit features, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the relevant models and significant assumptions of expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates (collectively referred to as “the significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of guaranteed minimum benefit features related to certain life and annuity contracts, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of the guaranteed minimum benefit features, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.
Valuation of GMIB Features accounted for as Derivatives included within Future Policy Benefits and Other Policyholders’ Liabilities, GMIB Reinsurance Contract Asset, at fair value and Amounts Due from Reinsurers
As described in Notes 2 and 7 to the consolidated financial statements, the Company issues certain annuity contracts that contain GMIB features that are accounted for as embedded derivatives, recorded at fair value and presented within policy benefits and other policyholders’ liabilities. The reinsurance of certain of these GMIB features are accounted for as embedded derivatives and are presented at fair value within amounts due from reinsurers. Additionally, there are ceded reinsurance contracts that are net settled, accounted for as a derivative at fair value and presented within GMIB reinsurance contract asset, at fair value. As of December 31, 2021, the fair value of the GMIB features accounted for as embedded derivatives and presented within future policy benefits and other policyholders’ liabilities was $8.5 billion, GMIB reinsurance contract asset, at fair value was $2.1 billion, and amounts due from reinsurers was $5.8 billion. Management determined the fair values the of the GMIB features presented as embedded derivatives using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to (i) non-performance risk, lapse rates, withdrawal rates, annuitization rates, and mortality rates for future policy benefits and other policyholders’ liabilities, and (ii) non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates for the GMIB reinsurance contract asset, at fair value and the amounts due from reinsurers.
The principal considerations for our determination that performing procedures relating to the valuation of GMIB features accounted for as derivatives and included within future policy benefits and other policyholders’ liabilities, GMIB reinsurance contract asset, at fair value, and amounts due from reinsurers is a critical audit matter are (i) the significant judgment by management when determining the fair values of the GMIB features accounted for as derivatives, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the valuation technique and significant unobservable inputs with related to non-performance risk, lapse rates, withdrawal rates, annuitization rates, and mortality rates for the reinsurance contract asset and the amounts due from reinsurers, and non-performance risk, lapse rates, withdrawal rates, annuitization rates and mortality rates for future policyholders’ liabilities (collectively referred to as “the significant unobservable inputs”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to determining the fair value of the GMIB features accounted for as derivatives included within future policy benefits and other policyholders’ liabilities, GMIB reinsurance contract asset, at fair value, and amounts due from reinsurers, including controls over the valuation technique and determination of significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the fair value of the GMIB features accounted for as derivatives, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant unobservable inputs, (ii) testing that significant unobservable inputs are accurately reflected in the relevant valuation technique, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation technique and the reasonableness of the significant unobservable inputs based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2022
We have served as the Company’s auditor since 1993.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $68,636 and $68,136) (allowance for credit losses of $22 and $13)	$73,076	$76,353
Mortgage loans on real estate (net of allowance for credit losses of $62 and $81)	14,016	13,142
Policy loans	3,540	3,635
Other equity investments (1)	2,759	1,342
Trading securities, at fair value	379	5,340
Other invested assets	2,910	2,383
Total investments	96,680	102,195
Cash and cash equivalents	1,815	2,043
Deferred policy acquisition costs	4,267	3,816
Amounts due from reinsurers (allowance for credit losses of $5 and $5 ) (includes amounts accounted for at fair value of $5,813and $—) (3)	13,300	3,053
Loans to affiliates	1,900	900
GMIB reinsurance contract asset, at fair value	2,068	2,859
Current and deferred income taxes	842	—
Other assets	3,023	3,078
Separate Accounts assets	143,912	133,350
Total Assets	$267,807	$251,294

LIABILITIES
Policyholders’ account balances	$75,467	$63,109
Future policy benefits and other policyholders' liabilities	36,851	40,151
Broker-dealer related payables	630	1,064
Amounts due to reinsurers	135	122
Current and deferred income taxes	—	234
Other liabilities	2,078	1,580
Separate Accounts liabilities	143,912	133,350
Total Liabilities	$259,073	$239,610
Redeemable noncontrolling interest (2)	$28	$41
Commitments and contingent liabilities (Note 16)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,546	7,841
Retained earnings	(2,199)	(795)
Accumulated other comprehensive income (loss)	2,357	4,595
Total Equity	8,706	11,643
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$267,807	$251,294
______________
(1)See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)See Note 18 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable transaction and Note 7 of the Notes to these Consolidated Financial Statements.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$3,391	$3,464	$3,487
Premiums	750	806	936
Net derivative gains (losses)	(4,685)	(1,541)	(3,831)
Net investment income (loss)	3,483	3,208	3,298
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	2	(58)	—
Other investment gains (losses), net	851	845	206
Total investment gains (losses), net	853	787	206
Investment management and service fees	1,004	1,010	1,022
Other income	93	57	56
Total revenues	4,889	7,791	5,174

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,982	4,951	4,088
Interest credited to policyholders’ account balances	1,128	1,118	1,149
Compensation and benefits	328	309	335
Commissions	700	636	629
Interest expense	1	—	4
Amortization of deferred policy acquisition costs	456	1,333	520
Other operating costs and expenses	1,164	830	912
Total benefits and other deductions	6,759	9,177	7,637
Income (loss) from continuing operations, before income taxes	(1,870)	(1,386)	(2,463)
Income tax (expense) benefit	474	627	579
Net income (loss)	(1,396)	(759)	(1,884)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	5
Net income (loss) attributable to Equitable Financial	$(1,396)	$(759)	$(1,889)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,396)	$(759)	$(1,884)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(2,238)	2,999	2,095
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	—	2
Other comprehensive income (loss), net of income taxes	(2,238)	2,999	2,097
Comprehensive income (loss)	(3,634)	2,240	213
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	—	—	5
Comprehensive income (loss) attributable to Equitable Financial	$(3,634)	$2,240	$208
_____________
(1)See Note 15 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.
(2)Amounts for the year ended December 31, 2019 were reclassified to conform to the current year’s presentation.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	(8)	—	(8)	—	(8)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(1,396)	—	(1,396)	—	(1,396)
Other comprehensive income (loss)	—	—	—	(2,238)	(2,238)	—	(2,238)
Other	—	(45)	—	—	(45)	—	(45)
December 31, 2021	$2	$8,546	$(2,199)	$2,357	$8,706	$—	$8,706

January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565
Dividend to parent company	—	—	(2,149)	—	(2,149)	—	(2,149)
Cumulative effect of adoption of ASU 2016-03, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	(759)	—	(759)	(1)	(760)
Other comprehensive income (loss)	—	—	—	2,999	2,999	—	2,999
Other	—	32	—	—	32	(12)	20
December 31, 2020	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643

January 1, 2019	$2	$7,807	$5,039	$(501)	$12,347	$12	$12,359
Dividend to parent company	—	—	(1,005)	—	(1,005)	—	(1,005)
Transfer of AB Holding Units	—	—	—	—	—	—	—
Net income (loss)	—	—	(1,889)	—	(1,889)	—	(1,889)
Other comprehensive income (loss)	—	—	—	2,097	2,097	—	2,097
Other	—	2	—	—	2	1	3
December 31, 2019	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,396)	$(759)	$(1,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,128	1,118	1,149
Policy charges and fee income	(3,391)	(3,464)	(3,487)
Net derivative (gains) losses	4,685	1,541	3,831
Credit losses on AFS debt securities and loans	(2)	58	—
Investment (gains) losses, net	(851)	(845)	(206)
Realized and unrealized (gains) losses on trading securities	58	(106)	(429)
Non-cash long-term incentive compensation expense	(16)	29	3
Amortization of deferred cost of reinsurance asset	—	—	(7)
Amortization and depreciation	316	1,249	391
Equity (income) loss from limited partnerships	(489)	(74)	(73)
Changes in:
Net broker-dealer and customer related receivables/payables	—	—	4
Reinsurance recoverable (1)	(1,165)	(283)	(183)
Capitalization of deferred policy acquisition costs	(724)	(565)	(648)
Future policy benefits	(181)	1,857	1,084
Current and deferred income taxes	(481)	(306)	(329)
Other, net	575	(218)	178
Net cash provided by (used in) operating activities	$(1,934)	$(768)	$(606)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$33,815	$18,453	$12,450
Mortgage loans on real estate	1,677	630	952
Trading account securities	5,062	1,913	10,209
Real estate joint ventures	—	55	5
Short-term investments	87	1,494	2,548
Other	1,720	973	253
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(42,573)	(26,402)	(28,537)
Mortgage loans on real estate	(2,546)	(1,747)	(1,240)
Trading account securities	(164)	(534)	(1,067)
Short-term investments	(6)	(1,098)	(2,762)
Other	(2,663)	(1,174)	(408)
Cash settlements related to derivative instruments, net	(5,981)	1,204	(961)
Issuance of loans to affiliates	(1,000)	—	(900)
Repayments of loans to affiliates	—	300	300
Investment in capitalized software, leasehold improvements and EDP equipment	(59)	(66)	(65)
Other, net	78	(406)	(55)
Net cash provided by (used in) investing activities	$(12,553)	$(6,405)	$(9,278)

Cash flows from financing activities:

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Policyholders’ account balances:
Deposits	$16,930	$10,928	$12,283
Withdrawals	(7,073)	(4,370)	(4,641)
Transfer (to) from Separate Accounts	2,159	2,517	1,869
Change in collateralized pledged assets	34	(140)	(69)
Change in collateralized pledged liabilities	1,411	859	1,359
Capital contribution from parent company	750	—	—
Shareholder dividend paid	(7)	(2,149)	(1,005)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	13	9	19
Repayment of loans from affiliates	—	—	(572)
Increase (decrease) in securities sold under agreement to repurchase	—	—	(573)
Other, net	42	70	84
Net cash provided by (used in) financing activities	$14,259	$7,724	$8,754

Change in cash and cash equivalents	(228)	551	(1,130)
Cash and cash equivalents, beginning of year	2,043	1,492	2,622
Cash and cash equivalents, end of year	$1,815	$2,043	$1,492

Supplemental cash flow information:
Interest paid	$—	$—	$(4)
Income taxes (refunded) paid	$(7)	$(323)	$(252)

Non-cash transactions from investing and financing activities:
Transfer of assets to reinsurer	$(9,023)	$—	$—
_____________
(1) Amount includes cash paid for Venerable Transaction of $494 million (see Note 1 of the Notes to these Consolidated Financial Statements).

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
On June 1, 2021, Holdings completed the sale (the “Venerable Transaction”) of CS Life to Venerable Insurance and Annuity Company, an insurance company domiciled in Iowa (“VIAC”), pursuant to the Master Transaction Agreement, dated October 27, 2020 (the “Master Transaction Agreement”), among the Company, VIAC and, solely with respect to Article XIV thereof, Venerable Holdings, Inc., a Delaware corporation (“Venerable”). VIAC issued a surplus note in aggregate principal amount of $60 million, to Equitable Financial for cash consideration.
Immediately following the closing of the Venerable Transaction, CS Life and Equitable Financial entered into a coinsurance and modified coinsurance agreement (the “Reinsurance Agreement”), pursuant to which Equitable Financial ceded to CS Life, on a combined coinsurance and modified coinsurance basis, the Block, comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees. At the closing of the Transaction, CS Life deposited assets supporting the general account liabilities relating to the Block into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the Reinsurance Agreement. The Company transferred assets of $9.5 billion, including primarily available for sale securities and cash, to a collateral trust account as the consideration for the reinsurance transaction. In addition, the Company recorded $9.6 billion of direct insurance liabilities ceded under the reinsurance contract, of which $5.3 billion is accounted at fair value, as the reinsurance of GMxB with no lapse guarantee riders are embedded derivatives. Additionally, $16.9 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
In addition, upon the completion of the Venerable Transaction, EIMG acquired an approximate 9.09% equity interest in Venerable’s parent holding company, VA Capital Company LLC. In connection with such investment, EIMG designated a member to the Board of Managers of VA Capital Company LLC.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2021”, “2020” and “2019” refer to the years ended December 31, 2021, 2020 and 2019, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	On January 1, 2021, the Company adopted the new accounting standards update. The new guidance was applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as of the adoption date.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2020-11: Financial Services - Insurance (Topic 944): Effective Date and Early Application
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:
1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. The ASU also prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts.

2. Measurement of MRBs. MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk.

3. Amortization of deferred acquisition costs. The ASU simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts.

 4. Expanded footnote disclosures. The ASU requires additional disclosures including information about significant inputs, judgements, assumptions and methods used in measurement
In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of the amendments in ASU 2018-12 for all insurance entities. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is allowed.

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

For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.	The Company continues to progress with implementation efforts and the evaluation of the impact that adoption of this guidance will have on the Company’s consolidated financial statements. Due to its extensive nature, the adoption of the ASU is expected to have a significant impact on the Company’s consolidated financial statements, as well as systems, processes and controls. Effective January 1, 2023, the new guidance will be adopted using the modified retrospective approach, except for MRBs which will use the full retrospective approach.

The Company has created a governance framework and implementation plan to ensure timely adoption of the guidance. In preparation for implementation, the Company continues to refine key accounting policy decisions, modernize processes and update internal controls. These changes include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.

The impact on total equity of applying this ASU is estimated to be less than the current amount of reported AOCI as of December 31, 2021. The majority of the total equity impact as of December 31, 2021 is expected to be reflected in AOCI due to decreases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of December 31, 2021, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between December 31, 2021 and January 1, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

ASU2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this ASU provide optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	This ASU is effective as of March 12, 2020 through December 31, 2022. On December 15, 2021, the FASB tentatively approved deferring the sunset date of the guidance in Topic 848 to December 31, 2024.	The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2021 and 2020, the carrying value of COLI was $1.0 billion and $989 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
effectiveness is formally assessed and documented at inception and periodically throughout the life of the hedge accounting relationship.
The Company does not exclude any components of the hedging instrument from the effectiveness assessments and therefore does not separately measure or account for any excluded components of the hedging instrument.
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
We discontinue cash flow hedge accounting prospectively when the Company determines: (1) the hedging instrument is no longer highly effective in offsetting changes in the cash flow from the hedged risk, (2) the hedged item is no longer probable of occurring within two months of their forecast, or (3) the hedging instrument is otherwise redesignated from the hedging relationship. Changes in the fair value of the derivative after discontinuation of cash flow hedge accounting are accounted for as freestanding derivative positions not designated to hedge accounting relationships unless and until the derivative is redesignated to a hedge accounting relationship. When cash flow hedge accounting is discontinued the amounts deferred in AOCI during the hedge relationship continue to be deferred in AOCI, as long as the hedged items continue to be probable of occurring within two months of their forecast, until the hedged item affects Net income (loss). Any amount deferred in AOCI for hedged items which are no longer probable of occurring within two months of their forecast will be reclassified to “net derivative gains (losses)” at that time.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Net Investment Income (Loss), Investment Gains (Losses) Net, and Unrealized Investment Gains (Losses)
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
Fair Value of Financial Instruments
See Note 7 of the Notes to these Consolidated Financial Statements for additional information regarding determining the fair value of financial instruments.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2021, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Accounts fees) and 0.0% (2.3% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. As of December 31, 2021, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.5% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in policyholders’ benefits for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives as they are net settled. These embedded derivatives are included in GMIB reinsurance contract asset, at fair value with changes in estimated fair value reported in net derivative gains (losses). Separate Account liabilities that have been ceded on a Modified coinsurance (Modco) basis, receivable and payable have been recognized on a net basis as right of offset exists.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 6.3% (weighted average of 5.0%) for approximately 99.4% of life insurance liabilities and from 1.5% to 5.4% (weighted average of 3.5%) for annuity liabilities.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Embedded and Freestanding Insurance Derivatives
Reserves for products or features within products that are considered either embedded or freestanding derivatives are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Additionally, the Company cedes and assumes reinsurance of products with GMxB features, which are considered either an embedded or freestanding derivative and measured at fair value. The GMxB reinsurance contract asset and liabilities’ fair values reflect the present value of reinsurance premiums, net of recoveries, and risk margins over a range of market-consistent economic scenarios.
Changes in the fair value of embedded and freestanding derivatives are reported in net derivative gains (losses). Embedded derivatives in direct and assumed reinsurance contracts are reported in future policyholders’ benefits and other policyholders’ liabilities. Amounts due from reinsurers contains the reinsurance of underlying GMIB contracts that are embedded derivatives, so the reinsurance has the same risk attributes as the underlying contracts and is an embedded derivatives carried at fair value. There are also embedded derivatives reported in the GMIB reinsurance contract asset related to ceded reinsurance contracts that are net settled, recorded at fair value in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $133 million and $130 million as of December 31, 2021 and 2020, respectively. Amortization of capitalized computer software and hosting arrangements in 2021, 2020 and 2019 was $46 million, $47 million and $36 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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
Recognition of Investment Management and Service Fees and Related Expenses
Investment management, advisory and service fees
Reported as investment management and service fees in the Company’s consolidated statements of income (loss) are investment management fees earned by EIMG as well as certain asset-based fees associated with insurance contracts.
EIMG provides investment management services, to EQ Premier VIP Trust, EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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
Consolidated VIEs
As of December 31, 2021, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at December 31, 2021 and December 31, 2020 are total assets of $169 million and $12 million, respectively related to these VIE.
Non-Consolidated VIEs
As of December 31, 2021 and December 31, 2020, respectively, the Company held approximately $2.1 billion and $1.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $245.7 billion and $165.8 billion as of December 31, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.1 billion and $1.3 billion and approximately $1.2 billion and $1.2 billion of unfunded commitments as of December 31, 2021 and December 31, 2020, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
Impact of Assumption Updates
The net impact of assumption changes during 2021 decreased policy charges and fee income by $32 million, decreased policyholders’ benefits by $100 million, decreased net derivative gains by $249 million, and decreased amortization of DAC by $19 million. This resulted in a decrease in income (loss) from operations, before income taxes of $162 million and decreased net income (loss) by $128 million. As part of this annual update completed as of September 30, 2021, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve, which represents a reasonable proxy of the cost of funding the derivative positions backing our GMxB liabilities. Concurrently, our GAAP fair value liability risk margins were increased. which when considered with the change from LIBOR, resulted in an immaterial impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at the time of this update.
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
Model Changes
There were no material model changes in 2021 and 2019.
In the first quarter of 2020, the Company adopted a new economic scenario generator to calculate the fair value of the GMIB reinsurance contract asset and GMxB derivative features liability, eliminating reliance on AXA for scenario

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
production. The new economic scenario generator allows for a tighter calibration of U.S. indices, better reflecting the Company’s actual portfolio. The net impact of the new economic scenario generator resulted in an increase in income (loss) from continuing operations, before income taxes of $165 million, and an increase to net income (loss) of $130 million during 2020.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2021 and 2020 was $470 million and $499 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2021 and 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2021
Fixed Maturities:
Corporate (1)	$45,578	$22	$2,382	$214	$47,724
U.S. Treasury, government and agency	13,032	—	2,196	14	15,214
States and political subdivisions	527	—	73	3	597
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	82	—	8	—	90
Asset-backed (3)	5,904	—	20	19	5,905
Commercial mortgage-backed	2,348	—	19	26	2,341
Redeemable preferred stock (4)	41	—	12	—	53
Total at December 31, 2021	$68,636	$22	$4,752	$290	$73,076

December 31, 2020:
Fixed Maturities:
Corporate (1)	$48,501	$13	$4,703	$89	$53,102
U.S. Treasury, government and agency	12,644	—	3,304	5	15,943
States and political subdivisions	482	—	92	—	574
Foreign governments	1,011	—	98	6	1,103
Residential mortgage-backed (2)	119	—	12	—	131
Asset-backed (3)	3,633	—	28	5	3,656
Commercial mortgage-backed	1,148	—	55	—	1,203
Redeemable preferred stock	598	—	46	3	641
Total at December 31, 2020	$68,136	$13	$8,338	$108	$76,353
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
(4) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements – Investments).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The contractual maturities of AFS fixed maturities as of December 31, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2021:
Contractual maturities:
Due in one year or less	$896	$898
Due in years two through five	13,658	14,164
Due in years six through ten	16,486	17,302
Due after ten years	29,199	32,323
Subtotal	60,239	64,687
Residential mortgage-backed	82	90
Asset-backed	5,904	5,905
Commercial mortgage-backed	2,348	2,341
Redeemable preferred stock	41	53
Total at December 31, 2021	$68,614	$73,076

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the years ended December 31, 2021, 2020 and 2019:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Proceeds from sales	$26,678	$12,670	$8,702
Gross gains on sales	$1,141	$854	$229
Gross losses on sales	$(189)	$(34)	$(28)

Credit losses	$(16)	$(13)	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$28	$15	$46
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	—	(31)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	9	6	—
Additional credit losses this period on securities previously impaired	7	7	—
Increases due to passage of time on previously recorded credit losses	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—
Balance at December 31,	$42	$28	$15
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(2,902)	—	—	—	(2,902)
Reclassification adjustment:					—
Included in net income (loss)	(835)	—	—	—	(835)
Excluded from net income (loss)	—	—	—	—	—
Other	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	182	837	577	1,596
Net unrealized investment gains (losses) excluding credit losses	4,462	(284)	(977)	(673)	2,528
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2021	$4,462	$(284)	$(977)	$(673)	$2,528

Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	5,953	—	—	—	5,953
Reclassification adjustment:					—
Included in Net income (loss)	(802)	—	—	—	(802)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	360	(1,623)	(818)	(2,081)
Net unrealized investment gains (losses) excluding credit losses	8,235	(466)	(1,815)	(1,251)	4,703
Net unrealized investment gains (losses) with credit losses	(5)	—	1	1	(3)
Balance, December 31, 2020	$8,230	$(466)	$(1,814)	$(1,250)	$4,700

Balance, January 1, 2019	$(577)	$37	$(69)	$125	$(484)
Net investment gains (losses) arising during the period	3,872	—	—	—	3,872
Reclassification adjustment:
Included in Net income (loss)	(211)	—	—	—	(211)
Excluded from Net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(863)	(123)	(558)	(1,544)
Net unrealized investment gains (losses) excluding credit losses	3,084	(826)	(192)	(433)	1,633
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2019	$3,084	$(826)	$(192)	$(433)	$1,633

_____________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements – Investments).
The following tables disclose the fair values and gross unrealized losses of the 1,896 issues as of December 31, 2021 and the 537 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021
Fixed Maturities:
Corporate	$9,497	$150	$1,301	$62	$10,798	$212
U.S. Treasury, government and agency	947	10	103	4	1,050	14
States and political subdivisions	112	2	11	1	123	3
Foreign governments	349	6	92	8	441	14
Asset-backed	3,843	19	38	—	3,881	19
Commercial mortgage-backed	1,515	22	96	4	1,611	26
Total at December 31, 2021	$16,263	$209	$1,641	$79	$17,904	$288

December 31, 2020:
Fixed Maturities:
Corporate	$2,773	$52	$332	$32	$3,105	$84
U.S. Treasury, government and agency	881	5	—	—	881	5
Foreign governments	153	2	20	4	173	6
Asset-backed	809	4	76	1	885	5
Redeemable preferred stock	53	1	11	2	64	3
Total at December 31, 2020	$4,669	$64	$439	$39	$5,108	$103
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2021 and December 31, 2020 were $280 million and $338 million, respectively, representing 3.2% and 2.9% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2021 and December 31, 2020, respectively, approximately $2.8 billion and $2.4 billion, or 4.1% and 3.6%, of the $68.6 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $18 million and $48 million as of December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021 and December 31, 2020, respectively, the $79 million and $39 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either December 31, 2021 or December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of December 31, 2021 was $57 million and $58 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the years ended December 31, 2021 and 2020.
As of December 31, 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$77	$33
Current-period provision for expected credit losses	(20)	44
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(20)	44
Balance, end of period	$57	$77

Agricultural mortgages:
Balance, beginning of period	$4	$3
Current-period provision for expected credit losses	1	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	1	1
Balance, end of period	$5	$4

Total allowance for credit losses	$62	$81

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of December 31, 2021 and December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
LTV Ratios (1)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$184	$293	$992	$1,469
50% - 70%	1,967	1,334	407	619	491	2,533	7,351
70% - 90%	190	236	412	415	276	972	2,501
90% plus	—	—	—	35	5	73	113
Total commercial	$2,157	$1,570	$819	$1,253	$1,065	$4,570	$11,434

Agricultural:
0% - 50%	$180	$212	$128	$129	$119	$738	$1,506
50% - 70%	200	268	102	126	87	338	1,121
70% - 90%	—	—	—	—	—	17	17
90% plus	—	—	—	—	—	—	—
Total agricultural	$380	$480	$230	$255	$206	$1,093	$2,644
Total mortgage loans:
0% - 50%	$180	$212	$128	$313	$412	$1,730	$2,975
50% - 70%	2,167	1,602	509	745	578	2,871	8,472
70% - 90%	190	236	412	415	276	989	2,518
90% plus	—	—	—	35	5	73	113
Total mortgage loans	$2,537	$2,050	$1,049	$1,508	$1,271	$5,663	$14,078

Debt Service Coverage Ratios (2)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$1,143	$1,243	$210	$772	$485	$2,218	$6,071
1.8x to 2.0x	185	135	250	46	161	372	1,149
1.5x to 1.8x	275	97	284	211	166	919	1,952
1.2x to 1.5x	264	95	75	101	253	701	1,489
1.0x to 1.2x	290	—	—	88	—	287	665
Less than 1.0x	—	—	—	35	—	73	108
Total commercial	$2,157	$1,570	$819	$1,253	$1,065	$4,570	$11,434

Agricultural:
Greater than 2.0x	$49	$64	$25	$22	$24	$210	$394
1.8x to 2.0x	52	37	25	14	14	70	212
1.5x to 1.8x	43	113	28	22	41	193	440
1.2x to 1.5x	161	179	112	116	72	355	995
1.0x to 1.2x	75	83	31	77	54	226	546
Less than 1.0x	—	4	9	4	1	39	57
Total agricultural	$380	$480	$230	$255	$206	$1,093	$2,644
Total mortgage loans:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Greater than 2.0x	$1,192	$1,307	$235	$794	$509	$2,428	$6,465
1.8x to 2.0x	237	172	275	60	175	442	1,361
1.5x to 1.8x	318	210	312	233	207	1,112	2,392
1.2x to 1.5x	425	274	187	217	325	1,056	2,484
1.0x to 1.2x	365	83	31	165	54	513	1,211
Less than 1.0x	—	4	9	39	1	112	165
Total mortgage loans	$2,537	$2,050	$1,049	$1,508	$1,271	$5,663	$14,078
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
Notes to Consolidated Financial Statements, Continued
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of December 31, 2021 and 2020, respectively:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,434	$11,434	$—	$11,434	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,035	$14,062	$16	$14,078	$—	$—
December 31, 2020:
Mortgage loans:
Commercial	$162	$—	$—	$162	$10,329	$10,491	$—	$10,491	$—	$—
Agricultural	76	7	29	112	2,620	2,732	—	2,732	—	—
Total	$238	$7	$29	$274	$12,949	$13,223	$—	$13,223	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of December 31, 2021 and December 31, 2020, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $14 million and $0 million, respectively.
Troubled Debt Restructuring
During the years ended December 31, 2021 and 2020, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the year ended December 31, 2021.
Unrealized and Realized Gains (Losses) from Equity Securities (1)

Year Ended December 31,
2021
(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$9
Net investment gains (losses) recognized on securities sold during the period	(2)
Unrealized and realized gains (losses) on equity securities	$7
______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements – Investments).
Trading Securities
As of December 31, 2021 and December 31, 2020, respectively, the fair value of the Company’s trading securities was $379 million and $5.3 billion. As of December 31, 2021 and December 31, 2020, respectively, trading securities included the General Account’s investment in Separate Accounts, which had carrying values of $44 million and $43 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the years ended December 31, 2021, 2020 and 2019:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(264)	$96	$422
Net investment gains (losses) recognized on securities sold during the period	206	10	7
Unrealized and realized gains (losses) on trading securities	(58)	106	429
Interest and dividend income from trading securities	92	206	283
Net investment income (loss) from trading securities	$34	$312	$712

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$2,293	$2,193	$1,902
Mortgage loans on real estate	547	516	540
Other equity investments	525	79	72
Policy loans	209	198	198
Trading securities	34	312	712
Other investment income	47	49	18
Gross investment income (loss)	3,655	3,347	3,442
Investment expenses	(172)	(139)	(144)
Net investment income (loss)	$3,483	$3,208	$3,298
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$834	$801	$203
Mortgage loans on real estate	20	(45)	(1)
Other equity investments (1)	—	30	3
Other	(1)	1	1
Investment gains (losses), net	$853	$787	$206
(1) Investment gains (losses), net of Other equity investments includes Real Estate Held for production during years ended December 31, 2020 and December 31, 2019.

For the years ended December 31, 2021, 2020 and 2019, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $2 million and $2 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS and cash flow hedges, which is discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: Designated for Hedge accounting (1)
Cash Flow Hedges:
Currency Swaps	$921	$7	$42	$—	$—	$—
Interest Swaps	955	—	395	957	—	219
Total: Designated for Hedge Accounting	1,876	7	437	957	—	219
Derivatives: Not designated for Hedge accounting (1)
Equity contracts:
Futures (5)	2,213	—	—	4,267	—	—
Swaps (5)	13,310	5	—	22,404	6	—
Options	48,380	12,015	5,059	35,786	8,383	3,715
Interest rate contracts:
Futures (5)	12,455	—	—	18,161	—	—
Swaps (5)	1,876	—	45	22,816	551	434
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	619	2	3	919	8	1
Currency contracts:
Currency Swaps	541	1	—	347	—	—
Currency forwards	—	—	—	—	—	—
Other contracts:
Margin	—	102	—	—	26	66
Collateral	—	178	6,154	—	212	3,835
Total: Not designated for Hedge accounting	79,394	12,303	11,261	104,700	9,186	8,051

Embedded Derivatives:
Amounts due from reinsurers (6)	—	5,813	—	—	—	—
GMIB reinsurance contracts (2)	—	2,068	—	—	2,859	—
GMxB derivative features liability (3)	—	—	8,525	—	—	10,936
SCS, SIO, MSO and IUL indexed features (4)	—	—	6,641	—	—	4,378
Total Embedded Derivatives	—	7,881	15,166	—	2,859	15,314
Total derivative instruments	$81,270	$20,191	$26,864	$105,657	$12,045	$23,584
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)    Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)    Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)    Reported in policyholders’ account balances in the consolidated balance sheets.
(5)    Decrease in futures and swaps notional as of December 31, 2021 is primarily due to the Venerable Transaction (see Note 1 of the Notes to these Consolidated Financial Statements).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(6)    Represents GMIB NLG ceded related to the Venerable Transaction.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019

	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency swaps	$(2)	$(45)	$5	$—	$—	$—	$—	$—	$—
Interest swaps	(69)	—	(87)	(9)	—	(87)	4	—	(28)
Total: Designated for hedge accounting	(71)	(45)	(82)	(9)	—	(87)	4	—	(28)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	(607)	—	—	(955)	—	—	(1,294)	—	—
Swaps	(3,608)	—	—	(3,353)	—	—	(2,405)	—	—
Options	3,883	—	—	1,663	—	—	2,211	—	—
Interest rate contracts:
Futures	(727)	—	—	1,745	—	—	139	—	—
Swaps	(2,316)	—	—	2,832	—	—	2,033	—	—
Swaptions	—	—	—	9	—	—	(35)	—	—
Credit contracts:
Credit default swaps	1	—	—	—	—	—	16	—	—
Currency contracts:
Currency swaps	3	—	—	(2)	—	—	(9)	—	—
Currency forwards	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—
Total: Not designated for hedge accounting	(3,371)	—	—	1,939	—	—	656	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Embedded Derivatives:
Amounts due from reinsurers	517	—	—	—	—	—	—	—	—
GMIB reinsurance contracts	(777)	—	—	472	—	—	500	—	—
GMxB derivative features liability	2,792	—	—	(2,238)	—	—	(2,439)	—	—
SCS, SIO, MSO and IUL indexed features	(3,760)	—	—	(1,693)	—	—	(2,552)	—	—
Total Embedded Derivatives	(1,228)	—	—	(3,459)	—	—	(4,491)	—	—

Total Derivatives	$(4,670)	$(45)	$(82)	$(1,529)	$—	$(87)	$(3,831)	$—	$(28)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the years ended December 31, 2021 and 2020, investment fees of $15 million and $12 million respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Rollforward of Cash flow hedges in AOCI

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$(126)	$(38)	$(10)
Amount recorded in AOCI	—	—	—
Currency Swaps	(35)	—	—
Interest Swaps	(183)	(108)	(45)
Total Amount recorded in AOCI	(218)	(108)	(45)
Amount reclassified from AOCI to income	—	—	—
Currency Swaps	40	—	—
Interest Swaps	96	20	17
Total Amount reclassified from AOCI to income	136	20	17
Ending Balance, December 31 (1)	$(208)	$(126)	$(38)
______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at years ended December 31, 2021, 2020 and 2019 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2021 and December 31, 2020 are exchange-traded and net settled daily in cash. As of December 31, 2021 and December 31, 2020, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $90 million and $135 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $196 million and $263 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $35 million.
Collateral Arrangements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2021 and December 31, 2020, respectively, the Company held $6.2 billion and $3.8 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $178 million and $212 million as of December 31, 2021 and December 31, 2020, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2021 and December 31, 2020:

Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,309	$10,724	$1,585	$(961)	$624
Other financial assets	1,325	—	1,325	—	1,325
Other invested assets	$13,634	$10,724	$2,910	$(961)	$1,949

Liabilities:
Derivative liabilities	$10,738	$10,724	$14	$—	$14
Other financial liabilities	2,064	—	2,064	—	2,064
Other liabilities	$12,802	$10,724	$2,078	$—	$2,078
______________
(1)Financial instruments sent (held).
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$9,186	$8,206	$980	$(53)	$927
Other financial assets	1,403	—	1,403	—	1,403
Other invested assets	$10,589	$8,206	$2,383	$(53)	$2,330

Liabilities:
Derivative liabilities	$8,218	$8,206	$12	$—	$12
Other financial liabilities	1,568	—	1,568	—	1,568
Other liabilities	$9,786	$8,206	$1,580	$—	$1,580
______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2021	2020
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,928	$6,201
Policyholder dividend obligation	—	160
Other liabilities	39	39
Total Closed Block liabilities	5,967	6,400

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,185 and $3,359) (allowance for credit losses of $0 and $0)	3,390	3,718
Mortgage loans on real estate (net of allowance for credit losses of $4 and $6)	1,771	1,773
Policy loans	602	648
Cash and other invested assets	63	28
Other assets	90	169
Total assets designated to the Closed Block	5,916	6,336

Excess of Closed Block liabilities over assets designated to the Closed Block	51	64
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $160; and net of income tax: $(43) and $(42)	172	167
Maximum future earnings to be recognized from Closed Block assets and liabilities	$223	$231

The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Premiums and other income	$144	$157	$182
Net investment income (loss)	237	251	278
Investment gains (losses), net	4	—	(1)
Total revenues	385	408	459

Benefits and Other Deductions:
Policyholders’ benefits and dividends	372	399	439
Other operating costs and expenses	3	1	2
Total benefits and other deductions	375	400	441
Net income (loss), before income taxes	10	8	18
Income tax (expense) benefit	(2)	(2)	(2)
Net income (loss)	$8	$6	$16

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$160	$2	$—
Unrealized investment gains (losses)	(160)	158	2
Ending balance	$—	$160	$2

6)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the DAC asset for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of year (1)	$3,816	$4,225	$4,959
Capitalization of commissions, sales and issue expenses	724	564	646
Amortization:
Impact of assumptions updates and model changes	19	(866)	77
All other	(475)	(467)	(597)
Total amortization	(456)	(1,333)	(520)
Change in unrealized investment gains and losses	183	360	(863)
Balance, end of year	$4,267	$3,816	$4,222
_______________
(1) December 31, 2020 DAC beginning balance is $3 million more than December 31, 2019 ending balance due to impact of CECL.
The deferred asset for policyholder bonus interest credits is reported in other assets in the consolidated balance sheets and changes in the deferred asset for policyholder bonus Interest credits are reported in interest credited to policyholders’ account balances. For the years ended December 31, 2021, 2020 and 2019 changes were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of year	$405	$431	$448
Amortization charged to income	(44)	(26)	(17)
Balance, end of year	$361	$405	$431
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. For the periods ended December 31, 2021 and December 31, 2020, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$46,231	$1,493	$47,724
U.S. Treasury, government and agency	—	15,214	—	15,214
States and political subdivisions	—	562	35	597
Foreign governments	—	1,152	—	1,152
Residential mortgage-backed (2)	—	90	—	90
Asset-backed (3)	—	5,897	8	5,905
Commercial mortgage-backed	—	2,321	20	2,341
Redeemable preferred stock	—	53	—	53
Total fixed maturities, AFS	—	71,520	1,556	73,076
Other equity investments	243	434	5	682
Trading securities	193	186	—	379
Other invested assets:
Short-term investments	—	—	—	—
Assets of consolidated VIEs/VOEs	—	—	8	8
Swaps	—	(469)	—	(469)
Credit default swaps	—	(1)	—	(1)
Options	—	6,956	—	6,956
Total other invested assets	—	6,486	8	6,494
Cash equivalents	1,109	273	—	1,382
Amounts due from reinsurer (5)	—	—	5,813	5,813
GMIB reinsurance contracts asset	—	—	2,068	2,068
Separate Accounts assets (4)	140,740	2,565	1	143,306
Total Assets	$142,285	$81,464	$9,451	$233,200

Liabilities:
GMxB derivative features’ liability	$—	$—	$8,525	$8,525
SCS, SIO, MSO and IUL indexed features’ liability	—	6,641	—	6,641
Total Liabilities	$—	$6,641	$8,525	$15,166
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2021 the fair value of such investments was $404 million.
(5)This represents GMIB NLG ceded reserves related to Venerable transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable transaction.

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
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 of the Notes to these Consolidated Financial Statements are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
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
Notes to Consolidated Financial Statements, Continued
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
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the US Treasury curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIBNLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIBNLG feature and GMIB NLG Reinsurance , adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIBNLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $148 million and $160 million as of December 31, 2021 and December 31, 2020, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $210 million at December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2021, fixed maturities with fair values of $713 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $27 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.5% of total equity as of December 31, 2021.
During the year ended December 31, 2020, fixed maturities with fair values of $103 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $184 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 2.5% of total equity as of December 31, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the years ended December 31, 2021, 2020 and 2019, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed	Trading Securities, at Fair Value
	(in millions)
Balance, January 1, 2021	$1,687	$39	$—	$20	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	—
Subtotal	(11)	—	—	—	—
Other comprehensive income (loss)	34	(2)	—	—	—
Purchases	937	—	20	6	—
Sales	(468)	(2)	—	(18)	—
Activity related to consolidated VIEs/VOEs	—	—		—	—
Transfers into Level 3 (1)	27	—	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed	Trading Securities, at Fair Value
	(in millions)
Balance, December 31, 2021	$1,493	$35	$20	$8	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$28	$(2)	$—	$—	$—

Balance, January 1, 2020	$1,246	$39	$—	$100	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	(16)	—	—	—	—
Subtotal	(12)	—	—	—	—
Other comprehensive income (loss)	(17)	2	—	—	—
Purchases	513	—	—	20	—
Sales	(224)	(2)	—	—	—
Transfers into Level 3 (1)	184	—	—	—	—
Transfers out of Level 3 (1)	(3)	—	—	(100)	—
Balance, December 31, 2020	$1,687	$39	$—	$20	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(18)	$2	$—	$—	$—

Balance, January 1, 2019	$1,174	$38	$—	$519	$29
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—	—
Investment gains (losses), net	—	—	—	—	—
Subtotal	4	—	—	—	—
Other comprehensive income (loss)	5	3	—	1	—
Purchases	273	—	—	100	—
Sales	(120)	(2)	—	(84)	—
Transfers into Level 3 (1)	14	—	—	—	—
Transfers out of Level 3 (1)	(104)	—	—	(436)	(29)
Balance, December 31, 2019	$1,246	$39	$—	$100	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$3	$3	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(2)For instruments held as of December 31, 2021, December 31, 2020 and December 31, 2019 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Other Equity Investments (7)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	2		—	—	—
Net derivative gains (losses) (1)	—	517	(777)	—	2,792
Total realized and unrealized gains (losses)	2	517	(777)	—	2,792
Purchases (2)	1	73	44	1	(458)
Sales (3)	(1)	(36)	(58)	—	77
Settlements	—	—	—	—	—
Other (5)	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	—
Balance, December 31, 2021	$13	$5,813	$2,068	$1	$(8,525)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$2	$517	$(777)	$—	$2,792
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—

Balance, January 1, 2020	$16	$—	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses)	—	—	472	—	(2,238)
Total realized and unrealized gains (losses)	—	—	472	—	(2,238)
Purchases (2)	3	—	45	1	(441)
Sales (3)	—	—	(79)	—	59
Settlements	—	—	—	—	—
Change in estimate	—	—	(45)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Other Equity Investments (7)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, December 31, 2020	$15	$—	$2,859	$1	$(10,936)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (6)	$—	$—	$472	$—	$(2,238)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (6)	$—	$—	$—	$—	$—

Balance, January 1, 2019	$19	$—	$1,993	$21	$(5,491)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), net	—	—	—	—	—
Net derivative gains (losses)	—	—	500	—	(2,439)
Total realized and unrealized gains (losses)	—	—	500	—	(2,439)
Purchases	—	—	45	—	(417)
Sales	—	—	(72)	(1)	31
Settlements	—	—	—	(2)	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	(18)	—
Balance, December 31, 2019	$16	$—	$2,466	$—	$(8,316)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$500	$—	$(2,439)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
______________
(1)For the years ended December 31, 2021 and 2020, the Company’s non-performance risk impact of $(217) million and $(758) million for the GMxB Derivative Features Liability, $(26) million and $14 million for the GMIB Reinsurance Contract Asset, and $(19) million and $0 million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
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
(6)For instruments held as of December 31, 2021, December 31, 2020 and December 31, 2019, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(7)Other Equity Investments include other invested assets.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2021 and December 31, 2020, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$248	Matrix pricing model	Spread over Benchmark	20 bps - 270 bps	146 bps
	888	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	4.9x - 62.3x 6.2% - 21.5% 0.5x - 10.0x 3.1% - 63.4%	13.0x 9.1% 5.5x 30.8%
Other equity investments	4	Market comparable companies	Revenue multiple	7.8x - 10.3x	9.5x
GMIB reinsurance contract asset	2,068	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 57 bps - 93 bps 11% - 31% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	2.65% 0.93% 5.27% 60 bps 24% 2.79% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,813	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 37 bps 11% - 31% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	1.70% 1.18% 7.20% 37 bps 24% 2.17% (same for all ages) (same for all ages)
Liabilities:
GMIBNLG	8,503	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	111 bps 1.04% - 23.57% 0.27% - 8.66% 0.03% - 100.00% 0.01% - 0.19% 0.07% - 0.57% 0.44% - 43.60%	111 bps 3.55% 1.04% 5.24% 1.62% (same for all ages) (same for all ages)
GWBL/GMWB	99	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.00% - 8.00% 100% once starting 11% - 31% 111 bps	2.65% 0.93% 24%
GIB	(75)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.13% - 8.66% 0.04% - 100.00% 11% - 31% 111 bps	2.65% 0.93% 5.27% 24%
GMAB	(3)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 11% - 31% 111 bps	2.65% 24%
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
Excluded from the tables above as of December 31, 2021 and December 31, 2020, respectively, are approximately $430 million and $586 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2021 and December 31, 2020, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2021 and December 31, 2020, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of December 31, 2021 and December 31, 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2021:
Mortgage loans on real estate	$14,016	$—	$—	$14,291	$14,291
Policy loans	$3,540	$—	$—	$4,512	$4,512
Loans to affiliates	$1,900	$—	$1,974	$—	$1,974
Policyholders’ liabilities: Investment contracts (1)	$1,916	$—	$—	$1,980	$1,980
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620

December 31, 2020:
Mortgage loans on real estate	$13,142	$—	$—	$13,474	$13,474
Policy loans	$3,635	$—	$—	$4,794	$4,794
Loans to affiliates	$900	$—	$938	$—	$938
Policyholders’ liabilities: Investment contracts	$2,069	$—	$—	$2,275	$2,275
FHLB funding agreements	$6,897	$—	$6,990	$—	$6,990
FABN funding agreements	$1,939	$—	$1,971	$—	$1,971
Separate Accounts liabilities	$10,081	$—	$—	$10,081	$10,081
_____________
(1) As of December 31, 2021, reflects transfer of certain policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement contracts.
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
Notes to Consolidated Financial Statements, Continued
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the table above. See Note 2 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
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

Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without NLG Rider Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in amounts due from reinsurers. The amounts for the ceded GMIB that are reflected in the consolidated balance sheets in GMIB reinsurance contract asset are, at fair value.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Year Ended December 31, 2021, 2020 and 2019

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2019	$4,657	$(107)	$3,744	$(1,993)
Paid guarantee benefits	(438)	14	(256)	72
Other changes in reserve	556	(6)	1,183	(545)
Balance, December 31, 2019	4,775	(99)	4,671	(2,466)
Paid guarantee benefits	(495)	15	(293)	79
Other changes in reserve	813	—	1,647	(472)
Balance, December 31, 2020	5,093	(84)	6,025	(2,859)
Paid guarantee benefits	(461)	113	(377)	58
Other changes in reserve	379	(90)	304	735
Impact of the Venerable transaction (1)	—	(2,176)	—	(2,141)
Balance, December 31, 2021	$5,011	$(2,237)	$5,952	$(4,207)
____________
(1)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable transaction.
Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features, the liability for SCS, SIO, MSO and IUL indexed features and the asset and liability for the GMIB reinsurance contracts and amounts due from reinsurers related to GMIB NLG product features (GMIB NLG Reinsurance) are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 7 of the Notes to these Consolidated Financial Statements.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,188	$84	$51	$156	$16,479
Separate Accounts	59,603	9,804	3,412	34,486	107,305
Total Account Values	$75,791	$9,888	$3,463	$34,642	$123,784

NAR, gross	$90	$29	$1,333	$15,732	$17,184
NAR, net of amounts reinsured	$86	$26	$937	$7,948	$8,997

Average attained age of policyholders (in years)	51.5	69.1	75.5	71.1	55.6
Percentage of policyholders over age 70	11.7%	51.3%	72.6%	57.5%	20.7%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$16	$202	$218
Separate Accounts	—	—	26,173	36,833	63,006
Total Account Values	$—	$—	$26,189	$37,035	$63,224

NAR, gross	$—	$—	$632	$9,093	$9,725
NAR, net of amounts reinsured	$—	$—	$202	$3,708	$3,910

Average attained age of policyholders (in years)	N/A	N/A	65.0	70.8	68.7
Weighted average years remaining until annuitization	N/A	N/A	6.0	0.6	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 10 of the Notes to these Consolidated Financial Statements.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2021		2020
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$52,744	$20,009	$46,850	$18,771
Fixed income	5,384	2,505	5,506	2,701
Balanced	48,152	40,228	47,053	39,439
Other	1,025	264	1,111	275
Total	$107,305	$63,006	$100,520	$61,186

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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2019	$788	$(734)	$54
Paid guarantee benefits	(20)	—	(20)
Other changes in reserves	126	(74)	52
Balance, December 31, 2019	894	(808)	86
Paid guarantee benefits	(40)	—	(40)
Other changes in reserves	162	(75)	87
Balance, December 31, 2020	1,016	(883)	133
Paid guarantee benefits	(84)	—	(84)
Other changes in reserves	158	(45)	113
Balance at December 31, 2021	$1,090	$(928)	$162

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
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2021	2020
		(in millions)
Assets
Operating lease assets	Other assets	$215	$272
Liabilities
Operating lease liabilities	Other liabilities	$278	$350

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The table below summarizes the components of lease costs for the years ended December 31, 2021, 2020 and 2019.
Lease Costs

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating lease cost	$73	$77	$77
Variable operating lease cost	10	11	10
Sublease income	(18)	(18)	(16)
Short-term lease expense	—	—	2
Net lease cost	$65	$70	$72

Maturities of lease liabilities as of December 31, 2021 are as follows:
Maturities of Lease Liabilities

December 31, 2021
(in millions)
Operating Leases:
2022	$94
2023	83
2024	30
2025	26
2026	22
Thereafter	42
Total lease payments	297
Less: Interest	(19)
Present value of lease liabilities	$278

During December 2020, Equitable Financial signed a 15-year lease which is expected to commence in 2023 once certain conditions of the lease are met, relating to approximately 130,000 square feet of space in New York City. In September 2021, Equitable Financial exercised its option to decrease the square footage under the lease by approximately 41,000 square feet,which reduced the square footage to approximately 89,000 square feet. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 1, 2024, approximately 143,000 square feet of space in Syracuse, NY.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2021	2020
Weighted-average remaining operating lease term	5 years	5 years
Weighted-average discount rate for operating leases	2.90%	3.00%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$94	87
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$26	$20	50

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

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Direct premiums	$762	$764	$868
Reinsurance assumed	181	195	194
Reinsurance ceded	(193)	(153)	(126)
Premiums	$750	$806	$936

Direct charges and fee income	$3,962	$2,684	$2,721
Reinsurance ceded	(571)	780	766
Policy charges and fee income	$3,391	$3,464	$3,487

Direct policyholders’ benefits	$3,553	$5,233	$4,298
Reinsurance assumed	243	218	217
Reinsurance ceded	(814)	(500)	(427)
Policyholders’ benefits	$2,982	$4,951	$4,088
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the excess 100% reinsured. The Company also reinsures risk on certain substandard underwriting risks and in certain other cases.
On June 1, 2021, Holdings completed the sale of CSLRC to VIAC. Immediately following the closing of the Transaction, CSLRC and Equitable Financial entered into the Reinsurance Agreement, pursuant to which Equitable Financial ceded to CSLRC, on a combined coinsurance and modified coinsurance basis, legacy variable annuity policies sold by Equitable Financial between 2006-2008. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.
As of December 31, 2021 and December 31, 2020, the Company had reinsured with non-affiliates in the aggregate approximately 47.6% and 2.6%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 59.8% and 13.4% of its

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 8 of the Notes to these Consolidated Financial Statements.
In addition to the above, the Company cedes substantially all of its group health business to a third-party insurer, cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements.

The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves..

	December 31,
	2021	2020
	(in millions)
Ceded Reinsurance:
Estimated net fair values of ceded GMIB reinsurance contracts, considered derivatives (1)	$2,068	$2,859
Estimated net fair values of ceded GMIB NLG ceded reserves to Venerable (2)	5,813	—
Third-party reinsurance recoverables related to insurance contracts	12,459	2,245
Top reinsurers:
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	10,335	N/A
Zurich Life Insurance Company, Ltd. (AA- SAP rating)	1,318	1,421
Ceded group health reserves	40	48
Third-party reinsurance payables related to insurance contracts	127	113
Top reinsurers:
Venerable Insurance and Annuity Company	27	N/A
Assumed Reinsurance:
Reinsurance assumed reserves	758	721
______________
(1)The estimated fair values increased $(791) million $393 million and $475 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Reported in amounts due from reinsurers. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable transaction.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
11)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.
Cost Sharing and General Service Agreements
Equitable Financial has a general services agreement with Holdings whereby Equitable Financial will benefit from the services received by Holdings its affiliates. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various affiliates. Equitable Financial continues to provide services to Holdings and various Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $30 million, $41 million and $73 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are allocated based on cost center tracking of expenses. The cost centers are approved annually and are updated based on business area needs throughout the year.
Investment Management and Service Fees and Expenses
EIMG, a subsidiary of Equitable Financial, provides investment management services to EQAT, EQ Premier VIP Trust, 1290 Funds and other trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.
On June 22, 2021, Holdings completed the formation of Equitable Investment Management, LLC, (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, following the formation of EIM, EIMG terminated, and EIM, entered into certain administrative agreements with separate accounts held by the Company. In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement in which EIM became the investment manager for the Company’s general account portfolio. The Company recorded investment management fee expense from EIM of $46 million for the year ended December 31, 2021.
AB provides investment management and related services to various funds held by the Company. The Company recorded investment management fee expense from AB of $102 million, $109 million and $102 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, respectively, the Company held approximately $313 million and $64 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2 of the Notes to these Consolidated Financial Statements. These legal entities are related parties of Equitable Financial. The Company reflects these equity interest in the consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $968 million and $623 million as of December 31, 2021 and 2020, respectively. The Company also has approximately $126 million and $90 million of unfunded commitments as of December 31, 2021 and 2020, respectively with these legal entities.
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
Insurance-Related Transactions with Affiliates
The reinsurance arrangements with EQ AZ Life Re provide important capital management benefits to Equitable Financial. As of December 31, 2021, the Company’s GMIB reinsurance contract asset with EQ AZ Life Re had carrying values of $220 million and is reported in GMIB contract reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2021, 2020 and 2019 totaled

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
approximately $48 million, $51 million and $62 million, respectively. Ceded claims paid in 2021, 2020 and 2019 were $93 million, $72 million and $52 million, respectively.
Investments in Unconsolidated Equity Interests in Affiliates
As of December 31, 2021 and 2020, respectively, the Company held approximately $278 million and $218 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2 of the Notes to these Consolidated Financial Statements. These legal entities are related parties of Equitable Financial. The Company reflects these equity interest in the consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $12 billion and $13 billion as of December 31, 2021 and 2020, respectively. The Company also has approximately $157 million and $163 million of unfunded commitments as of December 31, 2021 and 2020, respectively with these legal entities.
Loans Issued to Holdings
In June 2021, Equitable Life made a $1.0 billion 10-year term loan to Holdings. The loan has an interest rate of 3.23% and matures in June 2031.As of December 31, 2021, the amount outstanding was $1.0 billion.
In November 2019, Equitable Financial made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. As of December 31, 2021 and 2020, the amount outstanding was $900 million.
In April 2018, Equitable Financial made a $800 million loan to Holdings. The loan had an interest rate of 3.69% and a maturity of April 2021. During the years ended December 2020 and 2019 Holdings repaid $300 million, and $300 million in principal, respectively. As of December 31, 2020, the loan was repaid in full with no amount outstanding.
Revenues and Expenses Transactions with Equitable Affiliates
The table below summarizes the fees received/paid by the Company and the expenses reimbursed to/from the Company in connection with certain services described above for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, EQ Premier VIP Trust, 1290 Funds and other trusts	$757	$724	$669
Amounts received or accrued for commissions and fees earned for sale of Equitable America’s insurance products	38	38	39
Total	$795	$762	$708

Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by Equitable Network	$712	$625	$573
Total	$712	$625	$573
Contribution to the Equitable Foundation
The Equitable Foundation is the philanthropic arm of Equitable Financial. The Company made no funding contributions in 2021 and 2020. For the year 2019, Equitable Financial made a funding contribution to the of $25 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
12)    EMPLOYEE BENEFIT PLANS
Equitable Financial sponsors the following employee benefit plans:
401(k) Plan
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $29 million, $19 million and $22 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Equitable Financial QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2021, 2020 and 2019, (income)/expenses related to the plan were $(12) million, $9 million and $21 million, respectively.
The following table presents the funded status of the plan:

	December 31,
	2021	2020
	(in millions)
Equitable Retirement Plan
Total plan assets	$2,395	$2,341
Accumulated benefit obligation	$2,045	$2,239

Funded status	117.1%	104.5%
Other Benefit Plans
Equitable Financial also sponsors a non-qualified retirement plan, a medical and life retiree plan, a post-employment plan and deferred compensation plan. The expenses related to these plans were $23 million, $32 million and $47 million for the years ended December 31, 2021, 2020 and 2019, respectively.
13)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for Years Ended December 31, 2021, 2020 and 2019 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Performance Shares	$12	$13	$10
Stock Options	—	5	3
Restricted Stock Unit Awards	27	18	15
Total Compensation Expenses	$39	$36	$28
Income Tax Benefit	8	7	10

Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2021, the common stock reserved and available for issuance under the Omnibus Plans was 22 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
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
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, Holdings applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2021, 2020 and 2019 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2021, 2020 and 2019 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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
Holdings Performance Shares
Holdings performance shares granted to Equity Financial employees are subject to performance conditions and a three-year cliff-vesting. The performance shares consist of two distinct tranches; one based on Holding’s return-on-equity targets (the “ROE Performance Shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR Performance Shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted. The grant-date fair value of the ROE Performance Shares is established once all of Holdings’ applicable Non-GAAP ROE targets are determined and approved.The fair value of the awards was measured using the closing price of the Holdings share on the grant date.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
One-Time Awards Granted in 2018
Transaction Incentive Awards
On May 9, 2018, coincident with the IPO, Holdings granted one-time “Transaction Incentive Awards” to executive officers and certain employees in the form of 722 thousand Holdings RSUs. Fifty percent of the Holdings RSUs vested based on service over the two-year period from the IPO date (the “Service Units”), and fifty percent vest based on service or market condition (the “Performance Units”). The market condition is based on share price growth of at least 130% or 150% within a two or five-year period, respectively. The market condition was achieved during 2021 and the RSUs fully vesting during this period.
Prior Equity Award Grants
In 2017 and prior years, equity awards for employees, financial professional and directors in our businesses were available under the umbrella of AXA’s global equity program. Accordingly, equity awards granted in 2017 and prior years were linked to AXA’s stock.
employees were granted AXA ordinary share options under the Stock Option Plan, AXA performance shares under the Performance Share Plan and financial professionals were granted performance units under the AXA Advisors Performance Unit Plan.
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
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2021 as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2021	2,819	$21.12	1,417	€ 20.09
Options granted	—	12.26	—	—
Options exercised	(1,005)	20.51	(601)	19.50
Options forfeited, net	(150)	21.88	(86)	22.59
Options expired	—	—	—	—
Options Outstanding at December 31, 2021	1,664	$21.66	730	€ 22.44
Aggregate intrinsic value (1)		$5,186		(€ 2,011)
Weighted average remaining contractual term (in years)	7.7		4.69
Options Exercisable at December 31, 2021	690	$—	633	€22.44
Aggregate intrinsic value (1)		$2,227		(€ 1,744)
Weighted average remaining contractual term (in years)	7.55		4.52
____________
(1)Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2021 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.

A summary of stock option grant assumptions activity in the AXA and Holdings option plans during 2021, 2020, and 2019 follows:

	EQH Shares (1)
	2021 (2)	2020	2019
Dividend yield	—%	2.59%	2.77%
Expected volatility	—%	26.00%	25.70%
Risk-free interest rates	—%	1.19%	2.49%
Expected life in years	—	6.0	5.8
Weighted average fair value per option at grant date	$—	$4.37	$3.82
____________
(1)The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.
(2) No stock options granted during 2021.

As of December 31, 2021, approximately $97 thousand of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Equitable Financial over a weighted-average period of 0.2 years. Approximately $1 million of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Equitable Financial over a weighted average period of 1.1 years.
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
As of December 31, 2021, approximately 2.4 million Holdings RSUs and AXA ordinary share unit awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $6 million and is expected to be recognized over a weighted-average period of 1.9 years.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table summarizes Holdings restricted share units and AXA ordinary share unit activity for 2021.

	Shares of Holdings Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	2,053,036	$21.15
Granted	1,557,437	$28.08
Forfeited	(166,466)	$24.81
Vested	(1,052,916)	$20.74
Unvested as of December 31, 2021	2,391,091	$25.59
Summary of Performance Award Activity
As of December 31, 2021, approximately 1.2 million Holdings and AXA performance awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $15 million and is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes Holdings and AXA performance awards activity for 2021.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2021	557,455	$22.12	1,017,254	$21.28
Granted	938,444	$29.89	(460,094)	$21.28
Forfeited	(163,708)	$28.24	—	$—
Vested	(141,597)	$23.17	(504,315)	$21.28
Unvested as of December 31, 2021	1,190,594	$28.54	52,845	$21.28

14)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$11	$(112)	$295
Deferred (expense) benefit	463	739	284
Total	$474	$627	$579

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21% . The sources of the difference and their tax effects are as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected income tax (expense) benefit	$393	$291	$517
Non-taxable investment income	79	91	73
Tax audit interest	(14)	(8)	(14)
Tax settlements/uncertain tax position release	—	231	—
Tax credits	28	21	—
Other	(12)	1	3
Income tax (expense) benefit	$474	$627	$579

During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $231 million.

The components of the net deferred income taxes are as follows:

	December 31,
	2021		2020
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$46	$—	$58	$—
Net operating loss and credits	732	—	—	—
Reserves and reinsurance	2,072	—	1,483	—
DAC	—	685	—	606
Unrealized investment gains (losses)	—	892	—	1,668
Investments	—	18	1,071	—
Other	31	—	—	111
Total	$2,881	$1,595	$2,612	$2,385
The Company has Federal net operating loss carryforwards of $3.4 billion for the years ending December 31, 2021, which do not expire.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance at January 1,	$281	$297	$273
Additions for tax positions of prior years	17	229	24
Reductions for tax positions of prior years	(3)	(250)	—
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	5	—
Balance at December 31,	$295	$281	$297

Unrecognized tax benefits that, if recognized, would impact the effective rate	$43	$47	$222

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2021 and 2020 were $47 million and $34 million, respectively. For 2021, 2020 and 2019, respectively, there were $14 million, $(21) million and $14 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2021, tax years 2014 and subsequent remain subject to examination by the IRS.
15)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2021, 2020, and 2019 follow:

	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$2,362	$4,600
Defined benefit pension plans	(5)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$2,357	$4,595

The components of OCI, net of taxes for the years ended December 31, 2021, 2020 and 2019, follow:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(2,293)	$4,698	$3,052
(Gains) losses reclassified into net income (loss) during the period (1)	(686)	(633)	(160)
Net unrealized gains (losses) on investments	(2,979)	4,065	2,892
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	741	(1,066)	(797)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(595), $798, and $547)	(2,238)	2,999	2,095
Change in defined benefit plans:
Reclassification to net income (loss) of amortization of net prior service credit included in net periodic cost	—	—	2
Change in defined benefit plans, (net of deferred income tax expense (benefit) of $0, $0 and $0 (2))	—	—	2
Other comprehensive income (loss), attributable to Equitable Financial	$(2,238)	$2,999	$2,097
____________
(1)See “Reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $182 million, $(168) million , and $(42) million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Notes to Consolidated Financial Statements, Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal and in February 2021, the appellate court reversed the entry of judgement and remanded the case to Connecticut Superior Court. We are vigorously defending this matter.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. For example, among other matters, the Company has been cooperating with the U.S. Securities and Exchange Commission (the “SEC”) concerning the SEC’s investigation into the Company’s non-ERISA K-12 403(b) and 457 sales and disclosure practices. The Company has reached an agreement in principle, subject to agreement on documentation and approval by the SEC, to resolve that investigation, including the allegation that daily separate account and portfolio operating expenses disclosed in customer prospectuses and incorporated in the calculation of net investment portfolio results in quarterly account statements were not properly presented or referenced in those account statements. If approved, under the settlement, the Company would neither admit nor deny the allegations, prospectively modify the relevant account statements and cross-reference the relevant prospectus disclosures, and pay a civil monetary penalty of $50 million, to be distributed to plan participants. The Company has fully accrued for the cost of the settlement.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $311 million and pledged collateral with a carrying value of $12.5 billion as of December 31, 2021.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Year Ended December 31, 2021

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,634	$59,846	$60,504	$377	$—	$5,353
Long-term funding agreements:
Due in years two through five	722	411	—	(377)	534	1,290
Due in more than five years	534	—	—	—	(534)	—
Total long-term funding agreements	1,256	411	—	(377)	—	1,290
Total funding agreements (1)	$6,890	$60,257	$60,504	$—	$—	$6,643
____________
(1)The $4 million and $7 million difference between the funding agreements carrying value shown in fair value table for December 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of May 2021, the maximum aggregate principal amount of Trust notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN.
Change in FABN Funding Agreements during the Year Ended December 31, 2021

	Outstanding Balance at December 31, 2020	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2021
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	1,150	3,450	—	—	—	—	4,600
Due in more than five years	800	1,359	—	—	—	(40)	2,119
Total long-term funding agreements	1,950	4,809	—	—	—	(40)	6,719
Total funding agreements (1)	$1,950	$4,809	$—	$—	$—	$(40)	$6,719
_____________
(1)The $70 million and $11 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2021 and December 31, 2020, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2021, these arrangements include commitments by the Company to provide equity financing of $1.2 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2021. The Company had $863 million of commitments under existing mortgage loan agreements as of December 31, 2021.
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
17)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2021, 2020 and 2019, respectively, Equitable Financial’s statutory net income (loss) totaled $(865) million, $413 million and $3.9 billion. Statutory surplus, Capital stock and AVR totaled $6.5 billion and $6.8 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021, Equitable Financial, in accordance with various government and state regulations, had $54 million of securities on deposit with such government or state agencies.
Equitable Financial did not pay ordinary dividends during 2021 due to operating losses. In 2020 and 2019, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $2.1 billion and $1.0 billion, respectively.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of New York State, Equitable Financial is subject to restrictions as to the amounts the Company may pay as dividends and amounts the Company may repay of surplus notes to Holdings.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under the New York insurance laws, which are applicable to Equitable Financial, a domestic stock life insurer may not, without prior approval of the NYDFS, pay an ordinary dividend to its stockholders exceeding an amount calculated based on a statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require the insurer to file a notice of its intent to declare the dividends with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividends (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, Equitable Financial will need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that Equitable Financial would be permitted to pay under New York insurance law absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
Applying the formulas above, Equitable Financial could pay an Ordinary Dividend of up to approximately $0.9 billion in 2022.
Intercompany Reinsurance
The company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2021, EQ AZ Life Re holds $12.4 billion of assets in the EQ AZ Life Re Trust and letters of credit of $1.9 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of December 31, 2021, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.4 billion in statutory special surplus funds and an increase of $1.4 billion in statutory net income as of December 31, 2021 and for the twelve-month period then ended, which will be amortized over 5 years for each of the retrospective and prospective components. The permitted practice also resets Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable transaction.
The NYDFS recognizes only SAP for determining and reporting the financial condition and results of operations of an insurance company, in order to determine its solvency under the New York State Insurance Laws. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the State of New York. However, New York Regulation 213 (“Reg 213”), adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Reg 213 requires the Company to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard. NYDFS allows domicile companies a five year phase-in provision for Reg 213 reserves. As of December 31, 2021, Reg 213 reserves are phased in at 60%. The impact of the application of Reg 213 was a decrease of approximately $1.2 billion in statutory surplus and no impact in statutory net income as of December 31, 2021 and for the twelve-month period then ended.
The Company received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of the two Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. The impact of the application was a decrease of approximately $513 million in statutory surplus and no impact in statutory net income as of December 31, 2021 and for the twelve-month period then ended.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
18)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$41	$39	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	$—	$1	$5
Purchase/change of redeemable noncontrolling interests	$(13)	$1	$(5)
Balance, end of period	$28	$41	$39

19)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Individual Variable Annuity Products
Premiums	$126	$165	$179
Fees (1)	2,364	2,555	2,615
Others	72	8	16
Total	$2,562	$2,728	$2,810

Employer- Sponsored
Premiums	$—	$—	$—
Fees	611	500	477
Others	5	4	4
Total	$616	$504	$481

Life Insurance Products
Premiums	$566	$587	$702
Fees	1,417	1,421	1,440
Others	7	23	21
Total	$1,990	$2,031	$2,163

Employee Benefit Products
Premiums	$40	$36	$35
Fees	—	—	—
Others	—	15	13
Total	$40	$51	$48

Other
Premiums	$18	$18	$20
Fees	16	13	12
Others	10	7	2
Total	$44	$38	$34
______________
(1) Excludes the amortization/capitalization of unearned revenue liability of $(13) million, $(14) million and $(35) million for the years ended December 31, 2021, 2020 and 2019, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2021

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$13,032	$15,214	$15,214
State, municipalities and political subdivisions	527	597	597
Foreign governments	1,124	1,152	1,152
Public utilities	5,965	6,260	6,260
All other corporate bonds	39,613	41,464	41,464
Residential mortgage-backed	82	90	90
Asset-backed	5,904	5,905	5,905
Commercial mortgage-backed	2,348	2,341	2,341
Redeemable preferred stocks	41	53	53
Total fixed maturities, AFS	68,636	73,076	73,076
Mortgage loans on real estate (2)	14,078	14,291	14,016
Policy loans	3,540	4,512	3,540
Other equity investments	2,538	2,759	2,759
Trading securities	340	379	379
Other invested assets	2,910	2,910	2,910
Total Investments	$92,042	$97,927	$96,680
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2021
Life insurance in-force	$388,520	$164,781	$31,971	$255,710	12.5%

Premiums:
Life insurance and annuities	$709	$170	$173	$712	24.3%
Accident and health	53	23	8	38	21.1%
Total premiums	$762	$193	$181	$750	24.1%

2020
Life insurance in-force	$389,576	$72,110	$32,289	$349,755	9.2%

Premiums:
Life insurance and annuities	$712	$127	$186	$771	24.1%
Accident and health	52	26	9	35	24.8%
Total premiums	$764	$153	$195	$806	24.1%

2019
Life insurance in-force	$392,420	$66,770	$31,699	$357,349	8.9%

Premiums:
Life insurance and annuities	$825	$99	$185	$911	20.3%
Accident and health	43	27	9	25	36.0%
Total premiums	$868	$126	$194	$936	20.7%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2021, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
None.
Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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

	Year Ended December 31,
	2021	2020
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$4	$5
Audit-related fees	3	2
Tax fees	—	—
All other fees	—	—
Total (1)	$7	$7

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
All services provided by PwC in 2021 were pre-approved in accordance with the procedures described above.

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
•“VOE” means voting interest entity
•“VUL” means variable universal life

INDEX TO EXHIBITS

Number		Description
3.1		Restated Charter of Equitable Financial Life Insurance Company, effective as of June 15, 2020 (Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).
3.2		By-laws of Equitable Financial Life Insurance Company, as amended September 23, 2020 (Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).
10.1		Coinsurance and modified coinsurance agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021.)
23.1	#	Consent of PricewaterhouseCoopers LLP
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 25, 2022.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill